Form 10-Q
period 1995-01-01
MULTI COLOR CORP
filed 1995-02-15
CIK 819220

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                           WASHINGTON, D.C.  20549
                           -----------------------
                                  FORM 10-Q
                                  ---------
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended    January 1, 1995
                                       ---------------------
                              OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from               to
                                      ---------------  --------------

                           Commission File #0-16148
                           ------------------------

                           Multi-Color Corporation
            (Exact name of Registrant as specified in its charter)


             OHIO
(State or other jurisdiction of                                   31-1125853
incorporation or organization)                                  (IRS Employer
                                                             Identification No.)


                 4575 Eastern Avenue, Cincinnati, Ohio 45226
                 -------------------------------------------
                   (Address of principal executive offices)

                 Registrant's telephone number - 513/321-5381


                 --------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                    -----    -----
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

       Common shares, no par value - 2,172,569 (as of February 1, 1995)
       ----------------------------------------------------------------

                        PART 1. FINANCIAL INFORMATION
                        -----------------------------




Item 1. Financial Statements
- - - ----------------------------


                            MULTI-COLOR CORPORATION
                            -----------------------
                              Statements of Income
                            (Prepared Without Audit)
                      (Thousands except per share amounts)

                                                                 Thirteen Weeks Ended
                                                        ----------------------------------------
                                                        January 1, 1995       December 26, 1993
                                                        -----------------     ------------------
NET SALES                                                    $ 14,433             $ 15,920

COST OF GOODS SOLD                                             14,503               14,999
                                                             --------             --------
Gross Profit                                                      (70)                 921

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    1,567                1,627

RESTRUCTURING CHARGE (INCOME)                                       -                    -
                                                             --------             --------
Operating Income (Loss)                                      $ (1,637)               $(706)

OTHER EXPENSE (INCOME)                                             25                   13

INTEREST EXPENSE                                                  355                  349
                                                             --------             --------
Income (Loss) Before Taxes                                   $ (2,017)            $ (1,068)

PROVISION (CREDIT) FOR TAXES                                      (50)                (427)
                                                             --------             --------
NET INCOME (LOSS)                                            $ (1,967)            $   (641)
                                                             ========             ========
NET EARNINGS (LOSS) PER SHARE                                $  (0.91)            $  (0.30)
                                                             ========             ========
AVERAGE NUMBER OF SHARES OUTSTANDING                            2,168                2,151
                                                             ========             ========

The accompanying notes are an integral part of this financial information.

                         PART 1. FINANCIAL INFORMATION
                         -----------------------------
Item 1. Financial Statements (Continued)
- - - ----------------------------------------

                            MULTI-COLOR CORPORATION
                            -----------------------
                              Statements of Income
                            (Prepared Without Audit)
                      (Thousands except per share amounts)

                                                                 Thirty-Nine Weeks Ended
                                                         --------------------------------------
                                                         January 1, 1995      December 26, 1993
                                                         ----------------     -----------------
NET SALES                                                        $45,844               $48,641

COST OF GOODS SOLD                                                43,111                45,989
                                                         ----------------     -----------------
Gross Profit                                                       2,733                 2,652

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       4,760                 4,754

RESTRUCTURING CHARGE (INCOME)                                        (85)                1,777
                                                         ----------------     -----------------
Operating Income (Loss)                                          $(1,942)              $(3,879)

OTHER EXPENSE (INCOME)                                                91                    41

INTEREST EXPENSE                                                   1,044                   820
                                                         ----------------     -----------------
Income (Loss) Before Taxes                                       $(3,077)              $(4,740)

PROVISION (CREDIT) FOR TAXES                                        (100)               (1,904)
                                                         ----------------     -----------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                      $(2,977)              $(2,836)
                                                         ----------------     -----------------
Extraordinary Item - Loss on Extinguishment of Debt                  225                     -
                                                         ----------------     -----------------
NET INCOME (LOSS)                                                $(3,202)              $(2,836)
                                                         ================     =================

NET EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM          $ (1.38)              $ (1.32)
                                                         ----------------     -----------------
EXTRAORDINARY ITEM                                                  0.10                     -
                                                         ----------------     -----------------
NET EARNINGS (LOSS) PER SHARE                                    $ (1.48)              $ (1.32)
                                                         ================     =================
AVERAGE NUMBER OF SHARES OUTSTANDING                               2,168                 2,151
                                                         ================     =================

The accompanying notes are an integral part of this financial information.

- - - ----------------------------------------

                                     MULTI-COLOR CORPORATION
                                          Balance Sheets
                                           (Thousands)
                                             ASSETS
                                             ------
                                                        January 1, 1995                April 3, 1994
                                                    -----------------------          -----------------
                                                    (Prepared Without Audit)             (Derived from
                                                                                      Audited Financial
                                                                                          Statements)
CURRENT ASSETS
     Cash and Cash Equivalent                             $       25                       $       11
     Marketable Securities                                        13                               13
     Accounts Receivables                                      7,234                            8,022
     Notes Receivables                                            48                                0
     Inventories
       Raw Materials                                           2,933                            2,432
       Work in Progress                                        1,876                            1,972
       Finished Goods                                          4,091                            3,890
     Deferred Tax Benefit                                        330                              330
     Prepaid Expenses and Supplies                                88                               76
                                                          ----------                       ----------
                  Total Current Assets                    $   16,638                       $   16,746
                                                          ----------                       ----------
SINKING FUND - IRB                                        $      200                       $        -
                                                          ----------                       ----------
PROPERTY, PLANT, AND EQUIPMENT                            $   36,465                       $   36,180
ACCUMULATED DEPRECIATION                                     (12,953)                         (10,996)
                                                          ----------                       ----------
                                                          $   23,512                       $   25,184
                                                          ----------                       ----------
DEFERRED CHARGES, net                                     $      151                       $       82
                                                          ----------                       ----------
NOTES RECEIVABLE                                          $      608                       $      109
                                                          ----------                       ----------
                                                          $   41,109                       $   42,121
                                                          ==========                       ==========
                                LIABILITIES AND SHAREHOLDERS' EQUITY
                               ------------------------------------
CURRENT LIABILITIES:
     Short-Term Debt                                      $    1,162                       $      684
     Current portion of long-term debt                         1,111                              711
     Accounts Payable                                          7,907                            9,819
     Accrued Expenses                                          3,546                            2,438
     Accrued Restructuring Charge                                 13                              340
     Long-term Debt Subject to Acceleration                   17,891                                -
                                                          ----------                       ----------
               Total Current Liabilities                  $   31,630                       $   13,992
                                                          ----------                       ----------
LONG-TERM DEBT, excluding current portion                 $       60                       $   15,404
                                                          ----------                       ----------
DEFERRED TAXES                                            $      496                       $      440
                                                          ----------                       ----------
DEFERRED COMPENSATION                                     $        -                       $      288
                                                          ----------                       ----------
PENSION LIABILITY                                         $      179                       $      179
                                                          ----------                       ----------
                   Total Liabilities                      $   32,365                       $   30,303
                                                          ----------                       ----------
SHAREHOLDERS' EQUITY
     Common Stock, no par value                           $    9,357                       $    9,228
     Retained Earnings (Deficit)                                (355)                           2,848
     Excess of Additional Pension Liability Over
        Unrecognized Prior Service Costs                        (258)                            (258)
                                                          ----------                       ----------
               Total Shareholders' Equity                      8,744                           11,818
                                                          ----------                       ----------
                                                          $   41,109                       $   42,121
                                                          ==========                       ==========

The accompanying notes are an integral part of this financial information.

- - - ----------------------------------------

                                                      MULTI-COLOR CORPORATION

                                                     Statements of Cash Flows
                                                     (Prepared Without Audit)
                                                            (Thousands)


                                                                                      Thirty-Nine Weeks Ended
                                                                                -----------------------------------
                                                                                January 1, 1995    December 26, 1993
                                                                                ---------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                                                $(3,202)           $(2,836)
   Adjustments to reconcile net income (loss) to net
        cash provided by operating activities -
        Depreciation and amortization                                                 2,079              1,898
        Increase (decrease) in deferred income taxes                                     56             (1,879)
        Increase in deferred compensation                                              (288)                51
        Notes receivable                                                               (109)                 2
        Net (increase) decrease of accounts receivable,
          inventories and prepaid expenses and supplies                                 170               (865)
        Net increase (decrease) in accounts payable and
          accrued liabilities                                                          (804)             3,430
        Accrual of restructuring liabilities                                            (85)             1,777
        Payment of restructuring liabilities                                           (241)              (683)
        Net Cash provided by (used in) operating                                    -------            -------
          activities                                                                $(2,424)           $   895
CASH FLOWS FROM INVESTING ACTIVITIES:                                               -------            -------
   Capital Expenditures, net                                                        $  (717)           $(1,323)
   Marketable Securities sold (purchased)  net                                            -                 (2)
   Treasury stock,  net                                                                   -               (137)
                                                                                    -------            -------
        Net cash used in investing activities                                       $  (717)           $(1,462)
                                                                                    -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) of revolving loan, net                                       $ 3,658            $   766
   (Increase) decrease in Sinking Fund                                                 (200)                 -
   Proceeds from issuance of common stock                                               129                  -
   Addition (reductions) to long term debt, including current portion                  (233)              (233)
   Capitalized bank fees                                                               (199)                 -
                                                                                    -------            -------
        Net cash provided by (used in) financing activities                         $ 3,155            $   533
                                                                                    -------            -------
        Net increase (decrease) in cash and cash equivalents                        $    14            $   (34)

CASH AND CASH EQUIVALENTS, beginning of period                                      $    11            $    82
                                                                                    -------            -------
CASH AND CASH EQUIVALENTS, end of period                                            $    25            $    48
                                                                                    -------            -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                                                    $ 1,044            $   820
                                                                                    -------            -------
   Income Taxes paid                                                                $    16            $    41
                                                                                    -------            -------

The accompanying notes are an intergral part of this financial information.

- - - ----------------------------------------
                            MULTI-COLOR CORPORATION

                         Notes to Financial Information

Financial Statements
- - - --------------------
    The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

    The information furnished in these financial statements reflects all estimates and adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods reported, and all adjustments and estimates are of a normal recurring nature.

Restructuring Plan
- - - ------------------
    In the Second Quarter of fiscal 1994, the Company announced a $1,777,000 restructuring charge which was reported as a separate charge for the twenty six weeks ended September 26, 1993. The restructuring charge primarily included the costs associated with consolidating operations and closing and disposing of the Lockport, Illinois facility. In August 1994, the Company completed the sale of its Lockport facility and the restructuring plan was essentially completed as of October 2, 1994.

Extraordinary Charge
- - - --------------------
    The Company entered into a new financing agreement. Accordingly, the prepayment fees associated with the previous financing agreement have been expensed.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of
- - - --------------------------------------------------------------------------
Operations
- - - ----------

Results of Operations

Thirteen Weeks Ended January 1, 1995 Compared to Thirteen Weeks Ended December 26, 1993

         Overall fiscal 1995 third quarter results were negatively impacted by an accrual of $1,373,000 to cover accounts receivable, inventory, and estimated customer claims to reflect the effects of blocking (sticking together) of labels. The accrual negatively impacted net sales by $781,000, cost of goods sold by $537,000, and selling, general, and administrative expenses by $55,000. Excluding these costs associated with blocking, the Company's operating loss for the thirteen weeks would have been $264,000. This compares favorably with the $706,000 operating loss incurred in the same period a year ago.

         Net sales decreased $1,487,000 or 9.3%, in the third quarter as compared to the same quarter of the previous year. Of the decrease in sales 52% ($781,000) was directly related to the accrual for blocking. The remaining decrease in sales was due primarily to a (21%) $960,000 increase in plastic in-mold sales offset by a (15%) $1,274,000 decrease in conventional label business. The decrease in the conventional business was due primarily from lost business in the printed stamp and cigarette product areas. Higher levels of plastic in-mold sales are expected to continue in future periods due to higher volumes to existing customers and new business.

         Gross profit decreased $991,000 as compared to the previous year. The decrease was primarily due to the accrual for blocking and lower sales volumes.

         Selling, general and administrative expenses decreased $60,000 as compared to the same quarter of the previous year. The decline reflects costs reductions from the Company's restructuring program.

         Interest expense increased $6,000 due to higher borrowings on the Revolving Line of Credit.

         The net loss for the period was $1,967,000 [$(.91) per share] as compared to a net loss of $641,000 [$(.30) per share] in the same period last year. Excluding the accrual for blocking, the net loss would have been $594,000 [$(.27) per share] compared to $641,000 [$(.30) per share] a year ago.

Thirty-Nine Weeks Ended January 1, 1995 Compared to the Thirty-Nine Weeks Ended December 26, 1993

         Overall fiscal 1995 year-to-date results were negatively impacted by an accrual of $1,373,000 to cover accounts receivable, inventory, and estimated customer claims to reflect the effects of blocking (sticking together) of labels. The accrual negatively impacted net sales by $781,000, cost of goods sold by $537,000, and selling, general, and administrative expenses by $55,000. Excluding the $1,373,000 accrual for blocking in the thirty-nine week period, the Company's operating loss would have been $569,000 compared to $3,879,000 a year ago.

         Net sales decreased $2,797,000 or 6% during the first nine months as compared to the same prior year period. The decrease in sales was due primarily to a 23% ($3,133,000) increase in plastic in-mold sales offset by a 18% ($4,698,000) decline in conventional label business. Additionally, net sales were negatively impacted by an accrual for blocking (sticking together) of labels to cover accounts receivable and estimated customer claims.

         Gross profit increased $81,000 during the first nine months as compared to the same prior year period. Gross profit was favorably impacted by higher levels of in-mold sales, higher sales and improved efficiencies at the Graphics Division offset by the impact of the blocking accrual and lower conventional sales volumes.

         Selling, general and administrative expenses increased $6,000 compared to the same prior year period. The main reason for the increase was utilization of an outside consultant during the first quarter to assist with the Company's restructuring initiative ($156,000) offset by reductions in selling expense during the second and third quarters.

         Interest expense increased $224,000 due to higher interest rates on the Company' entire credit facility during the first quarter when the credit facility was financed by another lender coupled with higher borrowings on the Revolving Line of Credit and higher interest rates on the Industrial Revenue Bonds during the second and third quarters.

         The Company recorded an extraordinary item of $225,000 [$(.10) per share] representing the termination fee paid to Barclay's Business Credit, Inc. associated with the Company's refinancing.

         The net loss for the period was $3,202,000 [$(1.48) per share] as compared to a net loss of $2,836,000 [$(1.32) per share] in the same prior year period. Last year's results included a $1,777,000 restructuring charge but recognized a tax benefit of $1,904,000 compared to a $100,000 tax benefit this year.

Liquidity and Capital Resources

         Through the third quarter ended January 1, 1995, net cash used in operating activities was $2,424,000 as compared to $895,000 of net cash provided by operating activities through the third quarter ended December 26, 1993. Net cash used in operating activities increased due to the interim net losses and higher levels of inventory.

         At January 1, 1995, the Company's net working capital and current ratio were ($14,992,000) and .53 to 1, respectively, as compared to net working capital of $2,754,000 and a current ratio of 1.20 to 1 as of April 3, 1994. The net working capital decrease and deterioration in the working capital ratio are attributable to higher levels of inventory, and more importantly, the classification of the revolving loan and term financing as short term debt as a result of the Company's violation of certain covenants under the Company's Credit agreement with PNC Bank Ohio National Association, and Star Bank National Association.

         The Credit Agreement extends through July 1997 and is secured by all of the Company's assets. This agreement increases the available borrowings under the revolving line of credit up to a maximum of $5 million, subject to certain borrowing base limitations, and provides for up to an additional $1.4 term loan liquidity and enables the Company to facilitate completion of the restructuring plan and improve operating performance. As of January 1, 1995, approximately $650,000 was available for borrowing under the revolving line of credit. The revolving credit line currently bears interest at Prime plus 1.00%.

         At January 1, 1995, the Company was current in its principal and interest payments on all debt. However, as of that date, the Company did fail to meet the Current Ratio, Leverage Ratio and Cash Flow Coverage Ratios set forth in the Credit Agreement. The Company has received a waiver from its lenders with respect to these violations until April 2, 1995. In connection with the waiver, the Credit Agreement was amended to limit borrowing available under the Revolving portion of the loan agreement to $5,000,000 regardless of the borrowing base and increased the interest rate and fees applicable to
         the borrowings under the loan agreement.   Additionally, the $1.4
         million term loan and lease lines are available only on a case by case basis with bank approval. At January 1, 1995, the Company had $650,000 in available credit under this revised Credit Agreement.

         The following table compares the actual results of the Company's financial covenants at January 1, 1995, the measurement date, with the required financial covenants and sets forth the financial covenants through fiscal 1995:

                   ---------------------------------------------------------------------------------------------------------
                              Covenant               Actual Ratio            Required Ratio             Revised Ratios
                   -------------------------     --------------------     --------------------       -----------------------
                                                                                                       Third and Fourth
                           Current Ratio            January 1, 1995          January 1, 1995             Quarter 1995

                                                           .61                     1.30                       1.30
                   ---------------------------------------------------------------------------------------------------------

                   ---------------------------------------------------------------------------------------------------------
                              Covenant               Actual Ratio            Required Ratio             Revised Ratios
                   ------------------------      --------------------     --------------------       -----------------------
                                                                                                      Third       Fourth
                                                                                                      Quarter    Quarter
                           Leverage Ratio           January 1, 1995          January 1, 1995           1995        1995

                                                         3.68                     3.05                 3.05        2.90
                   ---------------------------------------------------------------------------------------------------------

                   ---------------------------------------------------------------------------------------------------------
                              Covenant               Actual Ratio            Required Ratio             Revised Ratios
                   -------------------------     --------------------     --------------------      ------------------------
                                                                                                      Third       Fourth
                             Cash Flow                                                                Quarter    Quarter
                           Coverage Ratio           January 1, 1995          January 1, 1995           1995        1995

                                                        (1.37)                     .90             .90 to 1.0   1.0 to 1.0
                   ---------------------------------------------------------------------------------------------------------

         As previously stated, Company has received a waiver of compliance to April 2, 1995 for the above financial covenant requirements.

         Net capital expenditures during the first nine months were $717,000. The greater part of these expenditures were for bases, maintenance capital and finishing line equipment. The Company expects to spend $400,000 on capital projects during the remainder of fiscal 1995, if sufficient cashflow is available.

         In August 1994, the Company completed the sale of its Lockport facility primarily for a $450,000 Promissory Note bearing interest at 9% per annum and due in July 1999. Principal and interest are amortized pursuant to a 15 year amortization schedule. The Note is secured by a mortgage on the Lockport facility.

         Current available borrowings, leases and cash flow from operating activities is expected to be sufficient to satisfy substantially all of the Company's working capital and capital expenditure needs.


                          Part II.  Other Information
                          ---------------------------


Item 3.          Defaults Upon Senior Securities
                 -------------------------------
                 As indicated in the previous management discussions, the Company was in violation of the Current Ratio, Leverage Ratio, and Cash Flow Coverage Ratio convenants under the Credit Agreement at certain measurement dates during the second quarter ending January 1, 1995, as well as at the end of that fiscal quarter. Accordingly, long-term debt has been classified as short-term debt.


Item 6.          Exhibits and Reports on Form 8-K
                 --------------------------------
                 (a) Second Amendment dated January 1, 1995 to the Credit Reimbursement and Security agreement dated as of July 18, 1994.

                 (b)  None

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Multi-Color Corporation
                                             (Registrant)




         Date:   February 15, 1995    By:  /s/ William R. Cochran
                                         ---------------------------------------
                                         William R. Cochran
                                         Vice President, Chief Financial Officer