Form 10-Q/A
MULTI COLOR CORP
filed 1995-03-30
CIK 819220

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                            FORM 10-Q/A


  [X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended January 1, 1995

                                 OR

  [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ____________ to _____________

                 Commission file number 0-16148


                      MULTI-COLOR CORPORATION
   _____________________________________________________________


  Incorporated under                      31-1125853
  the laws of Ohio           (I.R.S. Employer Identification No.)



                        4575 Eastern Avenue
                      Cincinnati, Ohio  45226
                           (513) 321-5381



  Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      Yes    X     No
                          ______      _______


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common shares, no par value - 2,172,569
                      (as of February 1, 1995)

                     PART II OTHER INFORMATION

     Item 6    Exhibits and Reports on Form 8-K:

          (a)(i)    Second Amendment dated January 1, 1995 to the
                    Credit Reimbursement and Security agreement dated as of July 18, 1994.

            (ii)    Financial Data Schedule

                             Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MULTI-COLOR CORPORATION



                                   William R. Cochran
  Date:_________________________   __________________________
                                   William R. Cochran
                                   Vice President, Chief
                                   Financial Officer

                      MULTI-COLOR CORPORATION
                           EXHIBIT INDEX


     Exhibit Number                Description of Exhibit


          27                       Financial Data Schedule