Form 10-Q/A
MULTI COLOR CORP
filed 1995-03-30
CIK 819220

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                            FORM 10-Q/A1


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

                                   MULTI-COLOR CORPORATION



          March 30, 1995           William R. Cochran
  Date:_________________________   __________________________
                                   William R. Cochran
                                   Vice President, Chief
                                   Financial Officer

                      MULTI-COLOR CORPORATION
                           EXHIBIT INDEX


     Exhibit Number                Description of Exhibit


          27                       Financial Data Schedule