Form 10-K
period 1995-04-02
MULTI COLOR CORP
filed 1995-07-03
CIK 819220

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended April 2, 1995
                                       OR
  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from_______________

                         Commission File Number 0-16148

                           MULTI-COLOR CORPORATION
                           ------------------------
            (Exact name of registrant as specified in its charter)

OHIO                                                                 31-1125853
- ----                                                                 ----------
(State or other jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

4575 EASTERN AVENUE, CINCINNATI, OHIO                                     45226
- -------------------------------------                                    ------
(Address of principal executive offices)                              (Zip Code)

Registrants telephone number, including area code: (513) 321-5381

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                             ------   ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of voting stock based on a closing price of $4.375 per share held by nonaffiliates of the registrant is $4,542,265 as of June 28, 1995.

As of June 28, 1995, 2,172,569 shares of common stock, no par value, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended April 2, 1995 which are furnished to the Commission pursuant to Rule 14a-3(b) are incorporated by reference in Part II.

Portions of the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     PART I
                                     ------
ITEM 1.  BUSINESS

GENERAL

Multi-Color is one of the largest producers of printed labels for branded consumer products in the United States. Labels printed by the Company appear principally on mass-marketed products for which label appearance is a significant element of product marketing and merchandising. In its latest fiscal year, Multi-Color produced labels for a variety of consumer products including liquid detergents, fabric softeners, liquid soaps, anti-freeze, motor oil, chewing gum and food products. Multi-Color currently produces labels for approximately 60 customers.

In 1985, Multi-Color acquired the net assets of the label divisions of Georgia-Pacific (the "Acquisition") for $14.3 million cash and a $1 million secured subordinated note. The assets acquired consisted of working capital of approximately $7.9 million and fixed assets having a net book value to Georgia-Pacific of approximately $5.7 million. The Acquisition was financed by a $1.4 million term loan, $6.4 million in borrowings under a line of credit and a $6.5 million Industrial Revenue Bond.

Multi-Color established the Multi-Color Graphic Services division in 1987.
This division supplies color separations of labels and engraves cylinders. The division was formed to improve the quality of separations and engravings supplied to Multi-Color and its customers. This division completed an expansion in fiscal 1991 that allows it to engrave cylinders for the Company's Scottsburg and Cincinnati plants.

The Company constructed a rotogravure printing plant in Scottsburg, Indiana in 1990. This plant was built to provide additional printing capacity and capabilities to meet the changing needs of the marketplace.

Both of the above facilities were primarily financed by $9.0 million in industrial revenue bonds.

The Company closed its Lockport, Illinois plant in the quarter ended December 26,1993 as a part of the Company's restructuring. Certain printing and finishing equipment was moved to the Cincinnati plant. The consolidation of the manufacturing facilities was designed to improve profitability.

The Company's executive offices are located at 4575 Eastern Avenue, Cincinnati, Ohio 45226, and its telephone number is (513)321-5381. Unless the context otherwise requires, the "Company" and

"Multi-Color" refer to Multi-Color Corporation and its predecessors, including the label divisions of Georgia-Pacific.

PRODUCTS

The Company began producing paper labels in 1918 and has customer relationships that have existed since that time. Multi-Color produces labels which are used to wrap products or are affixed to finished product containers. These labels are printed for chewing gum, bar soaps, canned food products, bottled (glass and plastic) products, boxed food products and canned pet foods. In addition, the Company produces gift wrap, printed plastic overwrap for paper towels and toilet tissue and printed diaper backsheets.

In 1980, Multi-Color developed the in-mold label in response to the increasing use of blow-molded plastic containers. Working in conjunction with a customer, the Company and a leading supplier of blow-molded plastic containers developed the in-mold label process which applies a label to a plastic container as the container is being formed in the mold cavity. Multi-Color developed the label and the method of applying the heat-activated adhesive to the label. The in-mold label solves many of the quality problems associated with conventional labels and produces a more attractive labeled container.

Multi-Color provides printed in-mold labels to consumer product companies and, in addition, sells the unprinted in-mold label substrate to other label printing companies. In-mold labels produced by Multi-Color are used on liquid consumer product containers for laundry detergents, fabric softeners, fruit juices, bleach, anti-freeze, dishwashing detergents and vegetable oils.

Based on the technological capabilities of its facilities, the Company has introduced the following value added products in the growing markets listed below:

                (1) New plastic in-mold label products to improve the appearance of containers while facilitating recycling; and

                (2) Shrink and tamper evident labels which provide enhanced graphics and improved security for consumer products.

In addition, Multi-Color has expanded the reach of its products through exports and licensing agreements in a number of countries.

SALES AND MARKETING

Multi-Color receives annual or quarterly requirements estimates for labels from its customers and ships against orders received, except in certain cases where the Company has agreements with minimum purchase requirements. The following list sets forth certain principal customers of the Company:

         Campbell Soup Company             Gibson Greetings, Inc.
         Colgate-Palmolive Company         Lever Brothers Company
         The Clorox Company                The Procter & Gamble Company
         The Coca-Cola Company             Wm. Wrigley Jr. Company
         First Brands Corporation          General Foods Corporation
         Georgia-Pacific Corporation       Tropicana
         Lehn & Fink
         The Dial Corp.

Campbell Soup Company, and Wm. Wrigley Jr. Company have been customers of the Company since at least 1921.

The Company's marketing efforts are directed toward obtaining new customers and increasing the Company's share of existing customers' overall label requirements by meeting their specialized and technical label needs. The Company's marketing strategy is to emphasize those sectors where Multi-Color's equipment and expertise distinguish the Company from other label producers.
The Company maintains a marketing staff of eight people who are responsible for developing innovative solutions, including new labels, for customers' label needs.

Approximately 42% of the Company's total sales in fiscal 1995 were to three customers: The Procter & Gamble Company, 16% (divided among six categories with separate purchasing authority); Wm. Wrigley Jr. Company, 16%; and Alvin Press 10%. The Company believes that sales to Wm. Wrigley Jr. Company will decrease by approximately one-third. The loss of these sales are expected to negatively impact earnings. The further loss or substantial reduction of the business of any of the major customers would have a further material adverse effect on the Company.

PRINTING OPERATIONS

Multi-Color's printing equipment includes rotogravure printing presses in its Scottsburg and Cincinnati plants; flexographic, letterset printing presses and lithographic presses in its Cincinnati plant. All of the Company's presses are capable of multi-color, high-speed and high-quality graphic printing. The Company also has a wide variety of cutting and finishing equipment used to process printed material. The wide range of capabilities and versatility provided by the Company's equipment permits it to respond rapidly to changing customer needs, including the development of new products.

Multi-Color currently uses its letterset printing capacity exclusively for printing gum wrappers for Wm. Wrigley Jr. Company.

The Company does not maintain backlogs of advance purchase commitments because these figures are not necessarily a reliable indicator of long-term business activity.

RESEARCH AND DEVELOPMENT

Multi-Color believes research and development of new products will help it maintain its leading position in the in-mold label business. While the process for making paper in-mold labels is not patented, Multi-Color believes its experience and expertise related to the production of in-mold labels have enabled it to maintain its leadership in the in-mold label and substrate market.

The Company's emphasis is to develop and market new products for applications where superior technical characteristics are required. Multi-Color developed and is successfully marketing a range of plastic in-mold labels for applications in which plastic containers are subjected to more demanding physical requirements.

Multi-Color's research and development expenditures totaled $183,000 in fiscal 1995, $286,000 in fiscal 1994 and $359,000 in fiscal 1993.

RAW MATERIALS

Multi-Color purchases its raw materials such as papers, inks, coatings, resins, adhesives and other materials from a broad range of alternate suppliers.
Morton Thiokol presently is the sole qualified supplier of in-mold label adhesives. The Company is aware of at least one other potential source of this material. Any difficulty in obtaining in-mold adhesive would adversely affect in-mold label sales until a new adhesive supplier was approved by Multi-Color and labels produced with the alternate adhesive were qualified by Multi-Color's customers. The Company has not experienced any difficulty in obtaining adequate supplies of raw materials and does not anticipate any such difficulty in the future.

COMPETITION

The Company has a large number of competitors in its traditional label business and three principal competitors in the in-mold label and substrate business. Some of these competitors have greater financial and other resources than the Company. Multi-Color could be adversely affected should a competitor develop labels similar or technologically superior to the Company's in-mold label. Although price is an important competitive factor in the Company's business, the Company believes sales are principally dependent upon quality, service, technical expertise and experience. Customer service, quality and qualification requirements present barriers to new entrants into Multi-Color's markets.

EMPLOYEES

As of April 2, 1995, the Company had 376 employees, of whom 64 were salaried and 312 were hourly. Hourly employees at its Cincinnati plant are represented by national unions under contracts expiring on July 15, 1996. Multi-Color considers its labor relations to be good and has not experienced any work stoppages since the Acquisition.

REGULATION

The Company is subject to regulation by the Federal and State environmental protection agencies.

The United States Food and Drug Administration regulates the raw materials used in labels for food products. These regulations apply to the consumer products companies for which Multi-Color produces labels. Multi-Color uses materials specified by the consumer products companies in producing labels for food products.

The increasing concern about disposal of plastics may result in regulatory action which may adversely affect the Company's sales if the use of plastic containers is limited. On the other hand, the increased recyclability of plastic containers with plastic in-mold labels, a product the Company introduced, may increase the market for the Company's products.

The Company is a party to an administrative action brought by the Indiana Department of Environmental Management concerning alleged violations of certain air emissions standards at its Scottsburg Facility. In connection with a tentative settlement of that action, which is more fully described in Item 3 of
Part I of this Form 10-K, the Company would incur capital expenditures of approximately $600,000.

ITEM 2.  PROPERTIES

Multi-Color operates three production facilities. The Company's executive offices and Cincinnati plant are housed in a 300,000 square foot building situated on seven acres of land. The Scottsburg, Indiana plant has 56,300 square feet and is situated on 14 acres, 30 miles north of Louisville. The Boone County facility, housing its Multi-Color Graphics division, has approximately 12,000 square feet and is located on approximately 3 acres 10 miles south of Cincinnati. The Company owns the real estate constituting all of its plant sites. The land and buildings of all the plant sites are encumbered by mortgages in favor of PNC Bank, Ohio, National Association, as agent under the Company's credit facility. The Company believes its properties are adequate for its present and anticipated needs, are in good condition, are well-maintained and are suitable for the Company's intended uses.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is a party to an administrative action brought by the Indiana Department of Environmental Management ("IDEM") and captioned Commissioner of the Department of Environmental Management v. Multi-Color Corporation, Cause No. A-2459 (June 15, 1994) concerning alleged violations of certain air emissions standards at its Scottsburg Facility. The Registrant and the IDEM have reached a tentative settlement of this matter whereby the Registrant would construct certain structures at the facility with an estimated cost of $100,000, construct an incinerator at the site with an estimated cost of $500,000, and pay a civil fine of $235,000, which would be reduced to $185,000 upon completion of the construction of the aforementioned structures costing approximately $100,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ending April 2, 1995.

                                   PART II
                                   -------
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

Market Information and Dividend Policy on page 20 of the 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data on page 1 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 4 through 7 of the 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related notes together with the Report of Independent Public Accountants, (which includes an explanatory paragraph which expresses substantial doubt about the Company's ability to continue as a going concern, as discussed in Notes 1 and 3 to the financial statements, and an explanatory paragraph with respect to the change in accounting method for income taxes, as discussed in Note 2 to the financial statements) appearing on pages 8 through 19 of the 1995 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III
                                    --------
ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors and executive officers of the Registrant is contained on pages 6 through 7 of the Registrant's definitive proxy statement dated July 7, 1995 for the 1995 annual shareholders' meeting. This proxy statement was filed with the SEC pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

Information concerning executive compensation is contained on pages 7 through 9 of the Registrant's definitive proxy statement dated July 7, 1995 for the 1995 annual shareholders' meeting. This proxy statement was filed with the SEC pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management is contained on pages 2, 3 and 6 of the Registrant's definitive proxy statement dated July 7, 1995 for the 1995 annual shareholders' meeting. This proxy statement was filed with the SEC pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions are contained on page 11 of the Registrant's definitive proxy statement dated July 7, 1995 for the 1995 annual shareholders' meeting. This proxy statement was filed with the SEC pursuant to Regulation 14A and is incorporated herein by reference.

                                    PART IV
                                    -------
ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a)(1)           Financial Statements

                 The following financial statements of Multi-Color Corporation, the related notes, and the Report of Independent Public Accountants (which includes an explanatory paragraph which expresses substantial doubt about the Company's ability to continue as a going concern, as discussed in Notes 1 and 3 to the financial statements, and an explanatory paragraph with respect to the change in accounting method for income taxes, as discussed in Note 2 to the financial statements) included in the 1995 Annual Report to Shareholders, are incorporated herein by reference.

                                                                          Form 10-K
                                                                         Page Number
                                                                         -----------
 Statements of Operations for the years ended April 2, 1995,     Incorporated by reference
 April 3, 1994 and March 28, 1993

 Balance Sheets as of April 2, 1995 and April 3, 1994            Incorporated by reference

 Statements of Shareholders' Investment for the years ended      Incorporated by reference
 April 2, 1995, April 3, 1994 and March 28, 1993

 Statements of Cash Flows for the years ended April 2, 1995,     Incorporated by reference
 April 3, 1994 and March 28, 1993

 Notes to Financial Statements                                   Incorporated by reference

 Report of Independent Public Accountants (which includes an explanatory paragraph which expresses substantial doubt
 about the Company's ability to continue as a going concern, as discussed in Notes 1 and 3 to the financial statements,
 and an explanatory paragraph with respect to the change in
 accounting method for income taxes, as discussed in Note 2
 to the financial statements)                                   (Incorporated by reference)

(a)(2)   Financial Statement Schedules


                 The following schedules are included in this report.

                                                             Form 10-K
                                                             Page Number
                                                             -----------
Report of Independent Public   Accountants
(which includes an
explanatory paragraph which expresses
substantial doubt about the
Company's ability to continue as a going
concern, as discussed in Notes 1 and 3 to the
financial statements, and an explanatory
paragraph with respect to the change in
accounting method for income taxes, as discussed in
Note 2 to the financial statements).                              15


 Schedule II - Valuation and Qualifying Accounts                  S-1



Schedules not listed above are omitted because either they are not required or the information is included in the financial statements and notes thereto.

(a)(3)           List of Exhibits

 Exhibit                                                                                                  Filing Status
  Number                                             Description of Exhibit                               -------------
 -------                                             ----------------------
 3(i)                   Amended and Restated Articles of Incorporation                                          a

 3(ii)                  Amended and Restated Code of Regulations                                                a

 10.1                   1985 Stock Option Plan                                                                  a

 10.2                   1987 Stock Option Plan                                                                  a

 10.3                   1992 Directors' Stock Option Plan                                                       a

 10.4                   Profit Sharing/401(k) Retirement Savings Plan and Trust                                 a

 10.5                   Credit, Reimbursement and Security Agreement dated as of July 18, 1994                  b

 10.6                   First Amendment and Waiver to Credit, Reimbursement and Security Agreement              c

 10.7                   Second Amendment and Waiver to Credit, Reimbursement and Security Agreement             d

 10.8                   Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National          b
                        Association covering $5,750,000 City of Scottsburg, Indiana Economic
                        Development Revenue Bonds

 Exhibit                                                                                                  Filing Status
  Number                                             Description of Exhibit                               --------------
 -------                                             ----------------------
 10.9                   Trust Indenture securing City of Scottsburg, Indiana Economic Development               e
                        Revenue Series 1989 dated as of October 1, 1989

 10.10                  Patent and License Security Agreement dated November 6, 1989 by the Company             e
                        and Barclays Business Credit, Inc.

 10.11                  Bond Purchase Agreement for $5,750,000 City of Scottsburg, Indiana Economic             e
                        Development Revenue Bonds Series 1989

 10.12                  Deferred Compensation Plan                                                              f

 10.13                  Remarketing Agreement dated October 1, 1989 by and among the Company, The Ohio          e
                        Company and The PNC Bank (Formerly The Central Trust Company, N.A.)

 10.14                  Loan Agreement between the Company and Port Authority of Cincinnati and                 a
                        Hamilton County dated as of November 1, 1985

 10.15                  Amendment to Loan Agreement between the Company and Port Authority of                   b
                        Cincinnati and Hamilton County

 10.16                  First Refusal Agreement among the Company's shareholders                                a

 10.17                  Multi-Color Employee Stock Purchase Plan as amended and restated dated March            g
                        4, 1992

 10.18                  Loan Agreement between City of Scottsburg, Indiana and Multi-Color dated                e
                        October 1, 1989 for $5,750,000

 10.19                  Trust Indenture securing County of Boone, Kentucky Industrial Building Revenue          e
                        Bonds, Series 1989 dated as of December 1, 1989

 10.20                  Loan Agreement between County of Boone, Kentucky and Multi-Color for                    e
                        $3,250,000 dated as of December 1, 1989

 10.21                  Remarketing Agreement dated as of December 1, 1989 by and among the Company,            e
                        The Ohio Company and The PNC Bank (Formerly The Central Trust Company, N.A.)


EXHIBIT                                                                                                     FILING
NUMBER                                            DESCRIPTION OF EXHIBIT                                    STATUS
- ------                                            ----------------------                                   --------
 10.22                  Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National          b
                        Association covering $3,250,000 County of Boone, Kentucky Industrial Building
                        Revenue Bonds

 10.23                  Bond Purchase Agreement for $3,250,000 County of Boone, Kentucky Industrial             b
                        Building Revenue Bonds Series 1989

 10.24                  Trust Indenture securing Port Authority of Cincinnati and Hamilton County,              b
                        Ohio Industrial Revenue Development Bonds dated November 1, 1985

 10.25                  Supplemental Trust Indenture to Trust Indenture securing Port Authority of              b
                        Cincinnati and Hamilton County Ohio Industrial Development Revenue Bonds

 10.26                  Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National          b
                        Association covering $6,500,000 Port Authority of Cincinnati and Hamilton
                        County, Ohio Industrial Revenue Development Bonds

 10.27                  Revolving Note dated July 19, 1994 made by the Company to PNC Bank, Ohio,               b
                        National Association, in the Principal amount of $2,500,000

 10.28                  Revolving Note dated July 19, 1994 made by the Company to Star Bank, National           b
                        Association, in the principal amount of $2,500,000

 10.29                  Equipment Note dated July 19, 1994 made by the Company to PNC Bank, Ohio,               b
                        National Association, in the principal amount of $1,700,000

 10.30                  Equipment Note dated July 19, 1994 made by the Company to Star Bank, National           b
                        Association, in the principal amount of $700,000

 13                     Annual Report to Shareholders                                                           h

 23                     Consent of Independent Public Accountants                                               h

 27                     Financial Data Schedule                                                                 h

_______

  a     Previously filed as an exhibit to Registration Statement #33-51772 and incorporated herein by reference.

  b Previously filed as an exhibit to the Form 10-K for the 1994 fiscal year and incorporated herein by reference.

  c Previously filed as an exhibit to the Form 10-Q for the fiscal quarter ended October 2, 1994.

  d Previously filed as an exhibit to the Form 10-Q for the fiscal quarter ended January 1, 1995.

  e Previously filed as an exhibit to the Form 10-K for the 1990 fiscal year and incorporated herein by reference.

  f Previously filed as an exhibit to the Form 10-K for the 1993 fiscal year and incorporated herein by reference.

  g     Previously filed as an exhibit to the Form 8-K filed on March 16, 1992.

  h     Filed herewith.

(b)     Reports on Form 8-K.

        None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MULTI-COLOR CORPORATION
Dated:  July 3, 1995                       (Registrant)



                                                 /s/ John C. Court
                                                -------------------------------
                                                 John C. Court
                                                 President, Chief Executive
                                                 Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

          Name                                              Capacity                           Date
 /s/ John C. Court                           President, Chief Executive Officer,           July 3, 1995
 -----------------------                     Director
 John C. Court

 /s/ John D. Littlehale                      Vice President, Secretary and                 July 3, 1995
 -----------------------                     Director
 John D. Littlehale

 /s/ William R. Cochran                      Vice President, Chief Financial               July 3, 1995
 -----------------------                     Officer
 William R. Cochran                          (Principal Financial Officer and
                                             Principal Accounting Officer)

 /s/ Burton D. Morgan                        Chairman of the Board of Directors            July 3, 1995
 -----------------------
 Burton D. Morgan

 /s/ Lorrence T. Kellar                      Director                                      July 3, 1995
 -----------------------
 Lorrence T. Kellar

 /s/ David H. Pease, Jr.                     Director                                      July 3, 1995
 -----------------------
 David H. Pease, Jr.

                    Report of Independent Public Accountants
                    ----------------------------------------


To Multi-Color Corporation:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in Multi-Color Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated June 28, 1995. Our report on the financial statements includes an explanatory paragraph which expresses substantial doubt about the Company's ability to continue as a going concern, as discussed in Notes 1 and 3 to the financial statements. Our report on the financial statements also includes an explanatory paragraph with respect to the change in the accounting method for income taxes effective March 30, 1992, as discussed in Note 2 to the financial statements. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index (Part IV, Item 14(a)(2)) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP

Cincinnati, Ohio,
  June 28, 1995

                                                                             SCHEDULE II

                            MULTI-COLOR CORPORATION
                            -----------------------
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------
      FOR THE YEARS ENDED APRIL 2, 1995, APRIL 3, 1994 AND MARCH 28, 1993
      -------------------------------------------------------------------
                                                                      ADDITIONS
                                                         -----------------------------------
                                        Balance at       Charged to Costs       Charged to                      Balance at
  Year Ended    Description          Beginning of Year     and Expenses       Other Accounts    Deductions      End of Year
  ----------    -----------          -----------------     ------------       --------------    ----------      -----------


   04/03/94     Accrued             $       -             $   1,777,187       $    -         $   1,437,536(a)  $     339,651
                Restructuring
                Charge

   04/02/95     Accrued              $     339,651        $   <85,000>        $    -         $     254,651     $       -
                Restructuring
                Charge

(a) Represents primarily anticipated loss and holding costs on property, plant and equipment to be disposed of, severance pay, relocation costs and certain other costs.

                            MULTI-COLOR CORPORATION
                                 EXHIBIT INDEX
                                 -------------

                  Exhibit Number                   Description of Exhibit
                  --------------                   ----------------------

                        13                         Annual Report to Shareholders

                        23                         Consent of Independent Public Accounts

                        27                         Financial Data Schedule