Form 10-Q
period 1995-07-02
MULTI COLOR CORP
filed 1995-08-04
CIK 819220

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 2, 1995

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to _________


                           COMMISSION FILE #0-16148


                           Multi-Color Corporation
            (Exact name of Registrant as specified in its charter)


       OHIO
(State or other jurisdiction of                  31-1125853
incorporation or organization)                   (IRS Employer
                                                 Identification No.)


                 4575 EASTERN AVENUE, CINCINNATI, OHIO 45226
                   (Address of principal executive offices)

                 Registrant's telephone number - 513/321-5381


                    ______________________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_  No. ___


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

        COMMON SHARES, NO PAR VALUE - 2,172,569 (as of July 21, 1995)

                        PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           MULTI-COLOR CORPORATION

                             Statements of income
                           (Prepared Without Audit)
                     (Thousands except per share amounts)

                                                                  Thirteen Weeks Ended
                                                             ----------------------------------
                                                             July 2, 1995          July 3, 1994
                                                             ------------          ------------
NET SALES                                                      $ 15,507              $ 16,063

COST OF GOODS SOLD                                               13,439                14,609
                                                               --------              --------

Gross Profit                                                      2,068                 1,454

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      1,503                 1,682
                                                               --------              --------

Operating income (Loss)                                        $    565              $(   228)

OTHER EXPENSE (INCOME)                                          (    25)                   54

INTEREST EXPENSE                                                    377                   365
                                                               --------              --------

Income (Loss) Before Taxes and Extraordinary Item              $    213              $(   647)

PROVISION (CREDIT) FOR TAXES                                        -0-                   -0-
                                                               --------              --------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                    $    213              $(   647)
                                                               --------              --------

Extraordinary Item - Loss on Extinguishment of Debt                 -0-              $    225
                                                               --------              --------

NET INCOME (LOSS)                                              $    213              $(   872)
                                                               ========              ========

NET EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM        $   0.10              $(  0.30)
                                                               --------              --------

EXTRAORDINARY ITEM                                             $      -              $   0.10
                                                               --------              --------

NET EARNINGS (LOSS) PER SHARE                                  $   0.10              $(  0.40)
                                                               ========              ========

AVERAGE NUMBER OF SHARES OUTSTANDING                              2,172                 2,155
                                                               ========              ========

The accompanying notes are an integral part of this financial information.


                           MULTI-COLOR CORPORATION
                                Balance Sheets
                                 (Thousands)

                                    ASSETS
                                    ------
                                             July 2, 1995               April 2, 1995
                                       -----------------------      ---------------------
                                                                    (Derived from Audited
                                       (Prepared Without Audit)      Financial Statements)

CURRENT ASSETS
  Cash and Cash Equivalents                   $     25                    $     16
  Accounts Receivable                            5,981                       7,635
  Note Receivable                                   88                          67
  Inventories
    Raw Materials                                1,405                       2,061
    Work in Progress                             1,475                       1,472
    Finished Goods                               2,606                       3,129
  Deferred Tax Benefit                             604                         604
  Prepaid Expenses and Supplies                     40                         114
                                              --------                    --------
        Total Current Assets                  $ 12,224                    $ 15,098
                                              --------                    --------
SINKING FUND - IRB                            $    600                    $    400
                                              --------                    --------
PROPERTY, PLANT, AND EQUIPMENT                $ 33,662                    $ 33,398
ACCUMULATED DEPRECIATION                       (14,227)                    (13,609)
                                              --------                    --------
                                              $ 19,436                    $ 19,789
                                              --------                    --------
DEFERRED CHARGES, net                         $    121                    $    149
                                              --------                    --------
NOTE RECEIVABLE                               $    348                    $    373
                                              --------                    --------
NOTE RECEIVABLE FROM OFFICERS/SHAREHOLDERS    $    150                    $    150
                                              --------                    --------
                                              $ 32,878                    $ 35,959
                                              ========                    ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
CURRENT LIABILITIES:
  Short-Term Debt                             $  2,633                    $  4,105
  Current portion of long-term debt              1,015                       1,093
  Accounts Payable                               7,336                       9,597
  Accrued Expenses                               3,152                       2,634
  Long-Term Debt Subject to Acceleration        14,700                      14,700
                                              --------                    --------
         Total Current Liabilities            $ 28,836                    $ 32,129
                                              --------                    --------
LONG-TERM DEBT, excluding current portion     $      7                    $      8
                                              --------                    --------
DEFERRED TAXES                                $    604                    $    604
                                              --------                    --------
DEFERRED COMPENSATION                         $      -                    $      -
                                              --------                    --------
PENSION LIABILITY                             $    220                    $    220
                                              --------                    --------
         Total Liabilities                    $ 29,667                    $ 32,961
                                              --------                    --------
SHAREHOLDERS' EQUITY
  Common Stock, no par value                  $  9,357                    $  9,357
  Retained Earnings (Accumulated Deficit)       (5,687)                    (5,900)
  Excess of Additional Pension Liability Over
    Unrecognized Prior Service Cost               (459)                       (459)
                                              --------                    --------
          Total Shareholders' Equity             3,211                       2,998
                                              --------                    --------
                                              $ 32,878                    $ 35,959
                                              ========                    ========

The accompanying notes are an integral part of this financial information.


                                     MULTI-COLOR CORPORATION

                                    Statements of Cash Flows
                                    (Prepared Without Audit)
                                          (Thousands)
                                                                             Thirteen Weeks Ended
                                                                    ---------------------------------------
                                                                    July 2, 1995               July 3, 1994
                                                                    ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                   $    213                   $(   872)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities -
    Depreciation and amortization                                          640                        690
    Increase (decrease) in deferred income taxes                             -                          -
    Increase (decrease) in deferred compensation                             -                    (   288)
    (Increase) decrease in notes receivable                                  4                    (   104)
    Net (increase) decrease in accounts receivable,
      inventories and prepaid expenses and supplies                      2,894                    (   402)
    Net increase (decrease) in accounts payable and
      accrued liabilities                                              ( 1,742)                       886
    Payment of restructuring liabilities                                     -                    (   151)
                                                                      --------                   --------
    Net cash provided by (used in) operating activities               $  2,009                   $(   241)
                                                                      --------                   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                           $(   264)                  $(   454)
  Sale of marketable securities                                             13                          -
  Treasury stock, net                                                        -                          -
                                                                      --------                   --------
          Net cash used in investing activities                       $(   251)                  $(   454)
                                                                      --------                   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) of revolving loan, net                          $( 1,472)                  $    658
  (Increase) decrease in sinking fund                                  (   200)
  Proceeds from issuance of common stock                                     -                        130
  Addition (reductions) to long term debt, including current portion   (    78)                   (    89)
                                                                      --------                   --------
          Net cash provided by (used in) financing activities         $( 1,750)                  $    699
                                                                      --------                   --------
          Net increase (decrease) in cash and cash equivalents        $      8                   $      4

CASH AND CASH EQUIVALENTS, beginning of period                        $     17                   $     11
                                                                      --------                   --------
CASH AND CASH EQUIVALENTS, end of period                              $     25                   $     15
                                                                      --------                   --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                       $    377                   $    365
                                                                      --------                   --------
  Income Taxes paid                                                   $      7                   $      9
                                                                      --------                    --------

The accompanying notes are an integral part of this finacial information.


                           MULTI-COLOR CORPORATION

                        Notes to Financial Information

FINANCIAL STATEMENTS

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

RESTRUCTURING PLAN

  In the Second Quarter of fiscal 1994, the Company announced a $1,777,000 restructuring charge which was reported as a separate charge for the twenty six weeks ended September 26, 1993. The restructuring charge primarily included the costs associated with consolidating operations and closing and disposing of the Lockport, Illinois facility. In August, 1994, the Company completed the sale of its Lockport facility and the restructuring plan was essentially completed as of October 2, 1994.


EXTRAORDINARY CHARGE

  The Company entered into a new financing agreement in July, 1994. Accordingly, the prepayment fees associated with the previous financing agreement have been expensed.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Thirteen Weeks Ended July 2, 1995 Compared to Thirteen Weeks Ended July 3, 1994

  Net sales decreased $556,000, or 3.4%, in the first quarter as compared to the same quarter of the previous year. The decrease in sales was due primarily to a 13% ($1,260,000) increase in in-mold sales offset by a 20% ($1,400,000) decrease in conventional label business and lower cylinder sales ($209,000). Higher levels of in-mold sales are expected to continue in future periods due to higher volumes to existing customers and new business. The decrease in conventional business was due primarily to lost business in the gum label and detergent cleaning product areas. The decline in the conventional label business is expected to continue.

  Gross profit increased $614,000 as compared to the previous year. Gross profit was favorably impacted by record performance at the Scottsburg Division. The Graphics and Cincinnati Divisions gross profits were negatively impacted by lower sales.

  Selling, general, and administrative expenses decreased $179,000 as compared to the same prior year period. The decrease was attributable to implemented cost cutting initiatives offset by the utilization of an outside consulting firm to assist with the Company's renegotiation of its loan agreement ($133,000).

  Interest expense increased $12,000 as compared to the same prior year. This was the result of higher interest rates on the Company's borrowings.

  The net income for the period was $213,000 [$.10 per share] as compared to a net loss of $872,000 [$(.40) per share] in the same prior year period.

  LIQUIDITY AND CAPITAL RESOURCES

  In July 1994, the Company entered into a new Credit Agreement with PNC Bank, Ohio, National Association, and Star Bank, National Association extending through July 1997. This Agreement was to provide available borrowings under the revolving line of credit of up to a maximum of $5 million, subject to certain borrowing base limitations, and to provide for up to an additional $1.4 million of long-term financing for capital expenditures. During fiscal 1995, the Company was in violation of certain of its financial covenants and received waivers from its lenders with respect to these violations until April 2, 1995. In connection with the waivers, the Credit Agreement was amended to restrict the borrowing base and increase the interest rate and fees applicable to the borrowings under the Credit Agreement. Additionally, the $1.4 million term loan and lease lines are available only on a case by case basis with bank approval. As of July 2, 1995, approximately $900,000 was available for borrowing under the revolving line of credit.

  The Company remains in violation of certain covenants; however, management is continuing negotiations with its lenders to amend or restructure its financing agreements with the objective of agreeing on a long-term loan agreement. In addition, the Company is exploring other alternatives to enable the Company to increase its capital available for operations and investment. In the short-term, management also intends to continue its focus on working capital management and reducing unprofitable conventional label operations and other expenses to provide liquidity.

  Through the first quarter ended July 2, 1995, net cash provided by operating activities was $2,009,000 as compared to $241,000 of net cash used in operating activities through the first quarter ended July 3, 1994. Net cash provided by operations was favorably impacted by net income and reductions in accounts receivable and inventory.

  At July 2, 1995, the Company's net working capital (deficit) and current ratio were ($16,612,000) and .42 to 1, respectively, as compared to a net working capital (deficit) of ($17,031,000) and .47 to 1 as of April 2, 1995.

  The deterioration in the negative working capital was primarily attributable to the classification of the otherwise long-term debt as short-term debt as a result of the Company's violation of certain covenants as discussed above. At July 2, 1995, the Company was current in its principal and interest payments on all debt.

                          PART II. OTHER INFORMATION

Item 3. DEFAULTS UPON SENIOR SECURITIES

        As indicated in the previous management discussions, the Company was in violation of the Current Ratio, Leverage Ratio, and Cash Flow Coverage Ratio covenants under the Credit Agreement at certain measurement dates during the first quarter ending July 2, 1995, as well as at the end of that fiscal quarter. Accordingly, long-term debt has been classified as short-term debt.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Third Amendment dated July 5, 1995 to the Credit Reimbursement and Security agreement dated as of July 15, 1994.

        (b) None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Multi-Color Corporation
                                                (Registrant)


Date: August 2, 1995                    By: /s/ William R. Cochran
                                           ------------------------------
                                           William R. Cochran
                                           Vice President, Chief Financial
                                           Officer