Form 10-Q
period 1995-10-01
MULTI COLOR CORP
filed 1995-11-15
CIK 819220

                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                                FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended      October 1, 1995
                       _______________

OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________ to ________________


                         Commission File #0-16148


                         Multi-Color Corporation
          ______________________________________________________
          (Exact name of Registrant as specified in its charter)


 OHIO                                         31-1125853
______________________________           _________________________
(State or other jurisdiction of             (IRS Employer
incorporation or organization)            Identification No.)


               4575 Eastern Avenue, Cincinnati, Ohio 45226
             _______________________________________________
                 (Address of principal executive offices)

               Registrant's telephone number - 513/321-5381


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X     No  _________

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common shares, no par value - 2,172,569 (as of October 24, 1995)

                      PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         MULTI-COLOR CORPORATION

                         Statements of Operations
                         (Prepared Without Audit)
                   (Thousands except per share amounts)

                                                    Thirteen Weeks Ended
                                                    _____________________
                                              October 1, 1995  October 2, 1994
                                              _______________  ________________

NET SALES                                         $13,158           $15,348


COST OF GOODS SOLD                                 11,406            13,999
                                             ____________        __________

Gross Profit                                       $1,752            $1,349


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        1,272             1,511

RESTRUCTURING CHARGE (INCOME)                         -                (85)
                                                _________       ___________

Operating Income (Loss)                              $480             ($77)


OTHER EXPENSE (INCOME)                                 25                12

INTEREST EXPENSE                                      337               324
                                               __________        __________


Income (Loss) Before Taxes                           $118            ($413)

PROVISION (CREDIT) FOR TAXES                           -               (50)
                                               __________        __________

NET INCOME (LOSS)                                    $118            ($363)
                                                _________        __________


NET EARNINGS (LOSS) PER SHARE                       $0.05           ($0.17)
                                                _________        __________

AVERAGE NUMBER OF SHARES OUTSTANDING                2,173             2,168
                                               __________        __________
                                               __________        __________


The accompanying notes are an integral part of this financial information.

                      PART 1.  FINANCIAL INFORMATION

                         MULTI-COLOR CORPORATION

                         Statements of Operations
                         (Prepared Without Audit)
                   (Thousands except per share amounts)



                                               Twenty-Six Weeks Ended
                                          ________________________________
                                          October 1, 1995  October 2, 1994
                                          ______________   ______________


NET SALES                                         $28,665          $31,411

COST OF GOODS SOLD                                 24,845           28,608
                                                _________         ________

Gross Profit                                        3,820            2,803


SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                            2,775            3,193

RESTRUCTURING CHARGE (INCOME)                         -               (85)
                                               __________       __________


Operating Income (Loss)                            $1,045           ($305)

OTHER EXPENSE (INCOME)                                  -               66

INTEREST EXPENSE                                      714              689
                                              ___________       __________


Income (Loss) Before Taxes
 and Extraordinary Item                              $331         ($1,060)

PROVISION (CREDIT) FOR TAXES                          -               (50)
                                               __________        _________


NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                 $331         ($1,010)
                                               __________       __________
Extraordinary Item - Loss on
 Extinguishment of Debt                               -                225
                                               __________       __________

NET INCOME (LOSS)                                    $331         ($1,235)
                                               __________       __________
                                               __________       __________

NET EARNINGS (LOSS) PER SHARE BEFORE
EXTRAORDINARY ITEM                                  $0.15          ($0.47)
                                               __________       __________

EXTRAORDINARY ITEM                                    -            ($0.10)
                                               __________       __________

NET EARNINGS (LOSS) PER SHARE                       $0.15          ($0.57)
                                               __________       __________
                                               __________       __________


AVERAGE NUMBER OF SHARES OUTSTANDING                2,173            2,168
                                               __________       __________
                                               __________       __________


The accompanying notes are an integral part of this financial information.

                         MULTI-COLOR CORPORATION
                              Balance Sheets
                               (Thousands)

                                  ASSETS
                                  ______


                                              October 1, 1995   April 2, 1995
                                             ________________  ________________
                                                 (Prepared      (Derived from
                                                  Without     Audited Financial
                                                  Audit)         Statements)
CURRENT ASSETS
     Cash and Cash Equivalents                     $  16             $  16
     Accounts Receivable                           4,140             7,635
     Note Receivable                                 103                67
     Inventories
       Raw Materials                               1,405             2,061
       Work in Progress                            1,377             1,472
       Finished Goods                              2,785             3,129
     Deferred Tax Benefit                            604               604

     Prepaid Expenses and Supplies                    61               114
                                               _________         _________

          Total Current Assets                   $10,491           $15,098
                                               _________         _________

SINKING FUND - IRB                               $ 1,037            $  400
                                               _________         _________

PROPERTY, PLANT, AND EQUIPMENT                   $33,251           $33,398
ACCUMULATED DEPRECIATION                         (14,411)          (13,609)
                                               _________         _________

                                                 $18,840           $19,789
                                               _________         _________

DEFERRED CHARGES, net                            $    99           $   149
                                               _________         _________

NOTE RECEIVABLE                                  $   323           $   373
                                               _________         _________

NOTE RECEIVABLE FROM OFFICERS/SHAREHOLDERS       $   133           $   150
                                               _________         _________

                                                 $30,923           $35,959
                                               _________         _________
                                               _________         _________


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-Term Debt                             $ 1,785           $ 4,105
     Current portion of long-term debt               938             1,093
     Long-Term Debt Subject to Acceleration       14,700            14,700
     Accounts Payable                              6,795             9,597
     Accrued Expenses                              2,545             2,634
                                               _________         _________

           Total Current Liabilities             $26,763           $32,129
                                                _________         _________

LONG-TERM DEBT, excluding current portion        $     7           $     8
                                               _________         _________

DEFERRED TAXES                                   $   604           $   604
                                               _________         _________

PENSION LIABILITY                                $   220           $   220
                                               _________         _________

           Total Liabilities                     $27,594           $32,961
                                               _________         _________
SHAREHOLDERS' EQUITY
     Common Stock, no par value                  $ 9,357           $ 9,357
     Accumulated Deficit                          (5,569)           (5,900)
     Excess of Additional Pension
       Liability Over Unrecognized
       Prior Service Cost                         (  459)             (459)
                                               _________         _________

           Total Shareholders' Equity            $ 3,329           $ 2,998
                                               _________         _________

                                                 $30,923           $35,959
                                               _________         _________
                                               _________         _________


The accompanying notes are an integral part of this financial information.

                             MULTI-COLOR CORPORATION

                            Statements of Cash Flows
                            (Prepared Without Audit)
                                   (Thousands)


                                                   Twenty-Six Weeks Ended
                                             ________________________________
                                             October 1, 1995  October 2, 1994
                                             _______________  _______________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                             $   331           ($1,235)
  Adjustments to reconcile net
    income (loss) to net
    cash provided by operating activities -
    Depreciation and amortization                 1,275             1,378
    Increase (decrease) in deferred
      income taxes                                   --               108
    Increase (decrease) in deferred
      compensation                                   --              (288)
    (Increase) decrease in notes
      receivables                                    31              (116)
    Net (increase) decrease in accounts
      receivable, inventories and prepaid
      expenses and supplies                       4,643            (1,802)
    Net increase (decrease) in accounts          (2,891)              662
      payable and accrued liabilities
    Accrual of restructuring liabilities             --               (85)
    Payment of restructuring liabilities             --              (233)
                                               ________          ________
    Net cash provided by (used in)
      operating activities                       $3,389           ($1,611)
                                               ________          ________

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures, net                       ($703)            ($559)
  Marketable Securities sold (purchased)
   net                                               13                --
  Proceeds from sale of assets                      414                --
                                               ________          ________

    Net cash used in investing activities         ($276)            ($559)
                                               ________          ________

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) of revolving loan
    including, non-current portion, net         ($2,320)           $2,368
  (Increase) decrease in sinking fund              (637)               --
  Proceeds from issuance of common stock             --               129
  Addition (reductions) to long term debt,
    including current portion                      (156)             (167)
  Capitalized bank fees                              --              (160)
                                               ________          ________

    Net cash provided by (used in)
      financing activities                      ($3,113)           $2,170
                                               ________          ________
    Net increase (decrease) in cash and
      cash equivalents                         $     --          $     --

CASH AND CASH EQUIVALENTS,
  beginning of period                               $16               $11
                                               ________          ________
CASH AND CASH EQUIVALENTS,
  end of period                                     $16               $11
                                               ________          ________

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  Interest Paid                                    $713              $689
                                               ________          ________

  Income Taxes Paid                                 $11               $14
                                               ________          ________

The accompanying notes are an integral part of this financial information.

MULTI-COLOR CORPORATION

Notes to Financial Information

Item 1.  Financial Statements
         ____________________

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

Restructuring Plan
__________________

 In the Second Quarter of fiscal 1994, the Company announced a $1,777,000 restructuring charge which was reported as a separate charge for the twenty-six weeks ended September 26, 1993. The restructuring charge primarily included the costs associated with consolidating operations and closing and disposing of the Lockport, Illinois facility. In August, 1994, the Company completed the sale of its Lockport facility and the restructuring plan was essentially completed as of October 2, 1994.

Extraordinary Charge
____________________

 The Company entered into a new financing agreement in July, 1994. Accordingly, the prepayment fees associated with the previous financing agreement have been expensed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ____________________________________________________________

Results of Operations

Thirteen Weeks Ended October 1, 1995 Compared to Thirteen Weeks Ended
 October 2, 1994

 Net sales decreased $2,190,000, or 14.3%, in the second quarter as compared to the same quarter of the previous year. The decrease in sales was due primarily to a 31% ($2,231,000) decrease in conventional label business. The decrease in conventional business was due primarily to lost business in the gum label and detergent cleaning product areas. The decline in the conventional label business is expected to continue. In-mold sales experienced a 1% decline ($78,000) compared to the same prior year period. The Company is refocusing its marketing efforts to address the recent sales declines.

 Gross profit increased by $403,000 as compared to the previous year and was favorably impacted by a $300,000 supplier claim settlement coupled with continued cost cutting within the operations. The Graphics Division's gross profit was negatively impacted by lower sales.

 Cincinnati's performance was favorably impacted by continuing the cost cutting programs and lower depreciation from the write-down of assets during the fourth quarter of fiscal 1995.

 Selling, general, and administrative expenses decreased $239,000 as compared to the same prior year period. The decrease was attributable to implemented cost cutting initiatives offset by the utilization of an outside consulting firm to assist with the Company's renegotiation of its loan agreement ($80,000).

 Interest expense increased $13,000 as compared to the same prior year. This was the result of higher interest rates on the Company's IRBs.

 The net income for the period was $118,000 [$.05 per share] as compared to a net loss of $363,000 [$(.17) per share] in the same prior year period.

Twenty-Six Weeks Ended October 1, 1995 Compared to the Twenty-Six Weeks Ended October 2, 1994

 Net sales decreased $2,746,000 or 8.7% during the first six months as compared to the same prior year period. The decrease in sales was due primarily to a 28% ($4,058,000) decrease in conventional label business offset by a 6.3% ($1,050,000) increase in plastic in-mold sales. The decrease in the conventional business was due primarily to lost business in the gum label and detergent cleaning product areas. The decline in the conventional label business is expected to continue.

 Gross profit increased $1,017,000 during the first six months as compared to the same prior year period. Gross profit was favorably impacted by higher levels of in-mold sales, improved performance at Scottsburg, a $300,000 supplier claim settlement, and the cost cutting programs initiated at Cincinnati to handle the expected declines in conventional label sales. The Graphics Division's gross profit was negatively impacted by lower sales.

 Selling, general, and administrative expenses decreased $418,000 compared to the same prior year period. The decrease was attributable to implemented cost cutting initiatives offset by the utilization of an outside consulting firm to assist with the Company's renegotiation of its loan agreement ($213,000).

 Interest expense increased $25,000 as compared to the same prior year. This was the result of higher interest rates on the Company's IRB's.

 The net income for the period was $331,000 [$.15 per share] as compared to a net loss of $1,235,000 [$(.57) per share] in the same prior year period.

Liquidity and Capital Resources
_______________________________

 In July 1994, the Company entered into a new Credit Agreement with PNC Bank, Ohio, National Association, and Star Bank, National Association extending through July 1997. This agreement was to provide available borrowings under the revolving line of credit of up to a maximum of $5 million, subject to certain borrowing base limitations, and to provide for up to an additional $1.4 million of long-term financing for capital expenditures. During fiscal 1995, the Company was in violation of certain of its financial covenants and received waivers from its lenders with respect to these violations until April 2, 1995. In connection with the waivers, the Credit Agreement was amended to restrict the borrowing base and increase the interest rate and fees applicable to the borrowings under the Credit Agreement. Additionally, the $1.4 million term loan and lease lines are available only on a case by case basis with bank approval. As of October 1, 1995, approximately $700,000 was available for borrowing under the revolving line of credit.

 The Company remains in violation of certain covenants; however, management is continuing negotiations with its lenders to amend or restructure its financing agreements with the objective agreeing on a long-term agreement. The of Company has been experiencing the need for additional cash and as part of an effort to improve the Company's cash and liquidity needs, raised $500,000 from certain members of the Company's Board of Directors and another individual through the sale of the Company's Subordinated Convertible Promissory Notes due March 31, 1996. Said notes are mandatorily convertible into the Company's Common Stock at a conversion rate equal to 80% of the value of the Company's Common Stock as measured at certain dates. The Company is still in need of improvement in its liquidity position and is exploring other alternatives to enable the Company to increase its capital available for operations and investment.
 In the short-term, management also intends to continue its focus on working capital management and reducing unprofitable conventional label operations and other expenses to provide operating liquidity. On a long term basis, the Company has engaged Hambro America Securities, Inc. to review the Company's business strategy and capital structure, including the possibility of privately placing $3,000,000 to $5,000,000 of equity or equity equivalent securities.

 Through the second quarter ended October 1, 1995, net cash provided by operating activities was $3,389,000 as compared to ($1,611,000) of net cash used in operating activities through the second quarter ended October 2, 1994. Net cash provided by operations was favorably impacted by net income and reductions in accounts receivable and inventory.

 At October 1, 1995, the Company's net working capital (deficit) and current ratio were ($16,272,000) and .39 to 1, respectively, as compared to a net working capital (deficit) of ($17,031,000) and .47 to 1 as of April 2, 1995.

 The deterioration in the negative working capital was primarily attributable to the classification of the otherwise long-term debt as short-term debt as a result of the Company's violation of certain covenants as discussed above. At October 1, 1995, the Company was current in its principal and interest payments on all debt.

                           Part II. Other Information
                           __________________________


Item 3.  Defaults Upon Senior Securities
         _______________________________

 The Company is currently, and was in violation of the Current Ratio, Leverage Ratio, and Cash Flow Coverage Ratio covenants under the Credit Agreement at certain measurement dates during the second quarter ending October 1, 1995, as well as at the end of that fiscal quarter. Accordingly, long-term debt has been classified as short-term debt.

Item 6.  Exhibits and Reports on Form 8-K

 (a)  List of Exhibits

    Exhibit Number                     Description
    _____________                      ___________

        4                   Subordinated Convertible Promissory Note
                            Due March 31, 1996.

       10                   Fourth Amendment dated October 6, 1995
                            to the Credit Reimbursement and
                            Security Agreement dated as of July 15, 1994.

       27                   Financial Data Schedule

 (b) Form 8-K was filed on September 14, 1995 announcing the Company engaged Hambro America Securities, Inc. to review the Company's business strategy and capital structure, including the possibility of privately placing $3 million to $5 million of equity or equity equivalent securities.

                                   Signatures
                                   __________


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Multi-Color Corporation
                                       (Registrant)


Date:  November 14, 1995               By: /s/William R. Cochran
                                           ______________________
                                            William R. Cochran
                                            Vice President,
                                            Chief Financial Officer