Form 10-Q
period 1995-12-31
MULTI COLOR CORP
filed 1996-02-14
CIK 819220

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-Q
                                   ---------

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended      December 31, 1995
                                    ------------------------------
                                      OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from______________ to_____________


                            Commission File #0-16148
                            ------------------------

                            Multi-Color Corporation
             (Exact name of Registrant as specified in its charter)


             OHIO                                    31-1125853
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)


                  4575 EASTERN AVENUE, CINCINNATI, OHIO 45226
                    (Address of principal executive offices)

                  Registrant's telephone number - 513/321-5381


                  ------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No
                                       ---    ---
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

       Common shares, no par value - 2,172,569 (as of February 5, 1996)
       ----------------------------------------------------------------

                        PART 1. FINANCIAL INFORMATION
                        -----------------------------

Item 1. Financial Statements
----------------------------


                            MULTI-COLOR CORPORATION
                            -----------------------
                            Statements of Operations
                            (Prepared Without Audit)
                      (Thousands except per share amounts)

                                                            Thirteen Weeks Ended
                                                           ----------------------
                                                    December 31, 1995    January 1, 1995
                                                   ------------------    ---------------

NET SALES                                              $ 12,822              $ 14,433

COST OF GOODS SOLD                                       10,872                14,503
                                                       --------              --------

Gross Profit                                           $  1,950              $    (70)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              1,457                 1,567

RESTRUCTURING CHARGE (INCOME)                                 -                     -
                                                       --------              --------

Operating Income (Loss)                                $    493              $ (1,637)

OTHER EXPENSE (INCOME)                                      (96)                   25

INTEREST EXPENSE                                            358                   355
                                                       --------              --------
Income (Loss) Before Taxes                             $    231              $ (2,017)

PROVISION (CREDIT) FOR TAXES                                  -                   (50)
                                                       --------              --------

NET INCOME (LOSS)                                      $    231              $ (1,967)
                                                       ========              ========
NET EARNINGS (LOSS) PER SHARE                          $   0.10              $  (0.91)
                                                       ========              ========
AVERAGE NUMBER OF SHARES OUTSTANDING                      2,329                 2,168
                                                       ========              ========

The accompanying notes are an integral part of this financial information.

                         PART 1. FINANCIAL INFORMATION
                         -----------------------------

Item 1. Financial Statements (Continued)
----------------------------------------

                            MULTI-COLOR CORPORATION
                            -----------------------

                            Statements of Operations
                            (Prepared Without Audit)
                      (Thousands except per share amounts)

                                                              Thirty-Nine Weeks Ended
                                                               ---------------------
                                                    December 31, 1995          January 1, 1995
                                                    -----------------          ---------------
NET SALES                                               $41,487                    $45,844

COST OF GOODS SOLD                                       35,717                     43,111
                                                        -------                    -------
Gross Profit                                            $ 5,770                    $ 2,733

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              4,232                      4,760

RESTRUCTURING CHARGE (INCOME)                                 -                        (85)
                                                        -------                    -------

Operating Income (Loss)                                 $ 1,538                    $(1,942)

OTHER EXPENSE (INCOME)                                      (96)                        91

INTEREST EXPENSE                                          1,072                      1,044
                                                        -------                    -------

Income (Loss) Before Taxes and Extraordinary Item       $   562                    $(3,077)

PROVISION (CREDIT) FOR TAXES                                  -                       (100)
                                                        -------                    -------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM             $   562                    $(2,977)
                                                        -------                    -------

Extraordinary Item - Loss on Extinguishment of Debt           -                        225
                                                        -------                    -------

NET INCOME (LOSS)                                       $   562                    $(3,202)
                                                        =======                    =======
NET EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM $  0.24                    $ (1.38)
                                                        -------                    -------

EXTRAORDINARY ITEM                                            -                       0.10
                                                        -------                    -------

NET EARNINGS (LOSS) PER SHARE                           $  0.24                    $ (1.48)
                                                        =======                    =======

AVERAGE NUMBER OF SHARES OUTSTANDING                      2,329                      2,168
                                                        =======                    =======


The accompanying notes are an integral part of this financial information.

----------------------------------------

                            MULTI-COLOR CORPORATION
                                 Balance Sheets
                                  (Thousands)
                                     ASSETS
                                     ------

                                            December 31,1995   April 2,1995
                                           ------------------ -----------------
                                                              (Derived from
                                           (Prepared Without  Audited Financial
                                                 Audit)          Statements)
CURRENT ASSETS
     Cash and Cash Equivalents                 $    24            $    16
     Accounts Receivable                         4,184              7,635
     Notes Receivable                              106                 67
     Inventories
       Raw Materials                             1,565              2,061
       Work in Progress                          1,269              1,472
       Finished Goods                            2,784              3,129
     Deferred Tax Benefit                          604                604
     Prepaid Expenses and Supplies                  71                114
                                               -------            -------
                  Total Current Assets         $10,607            $15,098
                                               -------            -------
SINKING FUND - IRB                             $ 1,269            $   400
                                               -------            -------
PROPERTY, PLANT, AND EQUIPMENT                 $33,192            $33,398

ACCUMULATED DEPRECIATION                       (14,509)           (13,609)
                                               -------            -------
                                               $18,683            $19,789
                                               -------            -------
DEFERRED CHARGES, net                          $    78            $   149
                                               -------            -------
NOTE RECEIVABLE                                $   314            $   373
                                               -------            -------
NOTE RECEIVABLE FROM OFFICERS/SHAREHOLDERS     $   100            $   150
                                               -------            -------
                                               $31,051            $35,959
                                               =======            =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
     Short-Term Debt                           $ 2,238            $ 4,105
     Current portion of long-term debt             860              1,093
     Convertible Subordinate Debt                  514                  -
     Long-term Debt Subject to Acceleration     14,700             14,700
     Accounts Payable                            5,920              9,597
     Accrued Expenses                            2,428              2,634
                                               -------            -------
               Total Current Liabilities       $26,660            $32,129
                                               -------            -------
LONG-TERM DEBT, excluding current portion      $     6            $     8
                                               -------            -------
DEFERRED TAXES                                 $   604            $   604
                                               -------            -------
PENSION LIABILITY                              $   220            $   220
                                               -------            -------
                   Total Liabilities           $27,490            $32,961
                                               -------            -------
SHAREHOLDERS' EQUITY
     Common Stock, no par value                $ 9,357            $ 9,357
     Accumulated Deficit                        (5,337)            (5,900)
     Excess of Additional Pension Liability
       Over Unrecognized Prior Service Cost       (459)              (459)
                                               -------            -------
               Total Shareholders' Equity      $ 3,561            $ 2,998
                                               -------            -------
                                               $31,051            $35,959
                                               =======            =======

The accompanying notes are an integral part of this financial information.

                            MULTI-COLOR CORPORATION

                            Statements of Cash Flows
                            (Prepared Without Audit)
                                  (Thousands)


                                                              Thirty-Nine Weeks Ended
                                                        December 31, 1995    January 1, 1995
                                                        -----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                         $   562             $(3,202)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities -
    Depreciation and amortization                             1,742               2,079
    Increase (decrease) in deferred income taxes                  -                  56
    Increase (decrease) in deferred compensation                  -                (288)
    (Increase) decrease in notes receivable                      69                (109)
    Net (increase) decrease of accounts receivable,
     inventories and prepaid expenses and supplies            4,530                 170
    Net increase (decrease) in accounts payable and
     accrued liabilities                                     (3,883)               (804)
    Accrual of restructuring liabilities                          -                 (85)
    Payment of restructuring liabilities                          -                (241)
                                                            -------             -------
Net cash provided by (used in) operating activities         $ 3,020             $(2,424)
                                                            -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures, net                                 $  (985)            $  (717)
  Marketable Securities sold (purchased)  net                    13                   -
  Proceeds from sale of assets                                  414                   -
                                                            -------             -------

    Net cash used in investing activities                   $  (558)            $  (717)
                                                            -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) of revolving loan including,
          non-current portion, net                          $(1,867)            $ 3,658
  Increase (decrease) in convertible subordinated note          514
  (Increase) decrease in sinking fund                          (869)               (200)
  Proceeds from issuance of common stock                          -                 129
  Addition (reductions) to long term debt, including
       current portion                                         (233)               (233)
  Capitalized bank fees                                           -                (199)
                                                            -------             -------
     Net cash provided by (used in) financing
       activities                                           $(2,455)            $ 3,155
                                                            -------             -------

     Net increase (decrease) in cash and cash
       equivalents                                          $     7             $    14

CASH AND CASH EQUIVALENTS, beginning of period              $    16             $    11
                                                            -------             -------
CASH AND CASH EQUIVALENTS, end of period                    $    23             $    25
                                                            -------             -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid                                            $ 1,071             $ 1,044
                                                            -------             -------
   Income Taxes paid                                        $    46             $    16
                                                            -------             -------

The accompanying notes are an integral part of this financial information.

                            MULTI-COLOR CORPORATION

                         Notes to Financial Information

Item 1.  Financial Statements
        ----------------------
    The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

    The information furnished in these financial statements reflects all estimates and adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods reported, and all adjustments and estimates are of a normal recurring nature.

Restructuring Plan
------------------

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

Extraordinary Charge
--------------------

    The Company entered into a new financing agreement in July, 1994. Accordingly, the prepayment fees associated with the previous financing agreement have been expensed.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Thirteen Weeks Ended December 31, 1995 Compared to the Thirteen Weeks Ended January 1, 1995

         Net sales decreased $1,611,000, or 11.2%, in the third quarter as compared to the same quarter of the previous year. The decrease in sales was due primarily to a 33% ($2,273,000) decrease in conventional
         label business.   A year ago, the Company decided to eliminate some
         unprofitable activities and also experienced a partial loss of business with one major customer. The Company has not experienced any significant declines during fiscal year 1996 in conventional label business and is focusing on growing this market.

         In-mold sales increased 9.3% ($661,000) in the third quarter as compared to the same quarter of the previous year. Higher levels of in-mold sales are expected to continue in future periods due to higher volumes to existing customers and new business.

         Gross profit increased by $2,020,000 as compared to the previous year and was favorably impacted by the continued cost cutting within the operations coupled with improved performance at the Scottsburg and Graphics Divisions due to higher sales volumes and improved manufacturing efficiencies. Additionally, the comparative gross profit improvement was adversely impacted by a $1,400,000 accrual for blocking of labels during the third quarter of fiscal year 1995. The Company has successfully resolved the blocking issues which also accounts for the improvement in gross profit.

         Selling, general, and administrative expenses decreased $110,000 as compared to the same prior year period. The decrease was attributable to implemented cost cutting initiatives.

         Other income and expense was favorably impacted by gains on fixed asset sales which were not in-service totalling $85,000.

         Interest expense increased $3,000 as compared to the same prior year period. This was the result of higher interest rates on the Company's IRB's offset by lower borrowings against the revolving loan.

         The net income for the period was $231,000 [$.10 per share] as compared to a net loss of ($1,967,000) [$(.91) per share] in the same prior year period.

Thirty-Nine Weeks Ended December 31, 1995 Compared to the Thirty-Nine Weeks Ended January 1, 1995.

         Net sales decreased $4,357,000 or 9.5% during the first nine months as compared to the same prior year period. The decrease in sales was due primarily to a 29.8% ($6,068,000) decrease in conventional label
         business offset by a 9.3% ($2,149,000) increase in in-mold sales.   A
         year ago, the Company decided to eliminate some unprofitable conventional label activities and also experienced a partial loss of business with one major customer. The Company has not experienced any significant declines during fiscal year 1996 in conventional label business and is focusing on growing this market. In-mold sales increased during the first nine months as compared to the same prior year period and are expected to continue in future periods due to higher volumes to existing customers and new business.

         Gross profit increased $3,037,000 during the first nine months as compared to the same prior year period. Gross profit was favorably impacted by higher levels of in-mold sales, improved performance at Scottsburg, a $300,000 supplier claim settlement, and the cost cutting programs initiated at Cincinnati to handle the lower levels of conventional label sales. Additionally, the comparative gross profit improvement was adversely impacted by a $1,400,000 accrual for blocking of labels during the third quarter of fiscal year 1995. The Company has successfully resolved the blocking issues which also accounts for the improvement in gross profit. The Graphics Division's gross profit was negatively impacted by lower sales.

         Selling, general, and administrative expenses decreased $528,000 compared to the same prior year period. The decrease was attributable to implemented cost cutting initiatives offset by the utilization of an outside consulting firm to assist with the Company's renegotiation of its loan agreement ($213,000).

         Interest expense increased $28,000 as compared to the same prior year. This was the result of higher interest rates on the Company's IRB's.

         The net income for the period was $562,000 [$.24 per share] as compared to a net loss of $3,202,000 [$(1.48) per share] in the same prior year period.

Liquidity and Capital Resources
-------------------------------

         In July 1994, the Company entered into a new Credit Agreement with PNC Bank, Ohio, National Association, and Star Bank, National Association extending through July 1997. This agreement was to provide available borrowings under the revolving line of credit of up to a maximum of $5 million, subject to certain borrowing base limitations, and to provide for up to an additional $1.4 million of long-term financing for capital expenditures. During fiscal 1995, the Company was in violation of certain of its financial covenants and received waivers from its lenders with respect to these violations until April 2, 1995. In connection with the waivers, the Credit Agreement was amended to restrict the borrowing base and increase the interest rate and fees applicable to the borrowings under the Credit Agreement.
         Additionally, the $1.4 million term loan and lease lines are available only on a case by case basis with bank approval. As of December 31, 1995, approximately $800,000 was available for borrowing under the revolving line of credit.

         The Company remains in violation of certain covenants, however, management is continuing negotiations with its lenders to amend or restructure its financing agreements with the objective of reaching a long-term agreement.

         During the first three quarters of fiscal 1996, the Company experienced the need for additional cash and as part of an effort to improve the Company's cash and liquidity needs, raised $500,000 from certain members of the Company's Board of Directors and another individual through the sale of the Company's Subordinated Convertible Promissory Notes due March 31, 1996. Said notes are mandatorily convertible into the Company's Common Stock at a conversion rate equal to 80% of the value of the Company's Common Stock as measured at certain dates. The Company is exploring other alternatives to enable the Company to increase its capital available for operations and investment. In the short-term, management intends to continue its focus on working capital management and reducing unprofitable conventional label operations and other expenses to provide operating liquidity. On a long term basis, the Company has engaged Hambro America Securities, Inc. to review the Company's business strategy and capital structure, including the possibility of privately placing $3,000,000 to $5,000,000 of equity or equity equivalent securities.

         Through the third quarter ended December 31, 1995, net cash provided by operating activities was $3,020,000 as compared to ($2,424,000) of net cash used in operating activities through the third quarter ended January 1, 1995. Net cash provided by operations was favorably impacted by net income and reductions in accounts receivable and inventory.

         At December 31, 1995, the Company's net working capital (deficit) and current ratio were ($16,053,000) and .40 to 1, respectively, as compared to a net working capital (deficit) of ($17,031,000) and .47 to 1 as of April 2, 1995.

         The deterioration in the negative working capital was primarily attributable to the classification of the otherwise long-term debt as short-term debt as a result of the Company's violation of certain covenants at the end of the third quarter ended December 31, 1995. At December 31, 1995, the Company was current in its principal and interest payments on all debt.

                           Part II. Other Information
                           --------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

           (a) List of Exhibits

                                                       Description
                                                       -----------
               Exhibit Number
               --------------
               27                                  Financial Data Schedule

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Multi-Color Corporation
                                     (Registrant)


Date:   February 12, 1996
                                     By:
                                        ----------------------------------
                                        William R. Cochran
                                        Vice President, Chief Financial Officer