Form 10-K
period 1996-03-31
MULTI COLOR CORP
filed 1996-07-01
CIK 819220

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1996
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from_______________

                         Commission File Number 0-16148

                             MULTI-COLOR CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

OHIO                                                                 31-1125853
- ----                                                                 ----------
(State or other jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

250 WEST FOURTH STREET, CINCINNATI, OHIO                                  45202
- ----------------------------------------                                  -----
(Address of principal executive offices)                             (Zip Code)

Registrants telephone number, including area code: (513) 381-1480

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of voting stock based on a closing price of $6.50 per share held by nonaffiliates of the registrant is $8,971,300 as of June 24, 1996.

As of June 24, 1996, 2,276,429 shares of common stock, no par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1996 which are furnished to the Commission pursuant to Rule 14a-3(b) are incorporated by reference in Part II.

Portions of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

The Company closed its Lockport, Illinois plant in the quarter ended December 26,1993 as a part of the Company's restructuring. Certain printing and finishing equipment was moved to the Cincin nati plant. The consolidation of the manufacturing facilities was designed to improve profitability.

The Company's executive offices are located at 205 West Fourth Street, Cincinnati, Ohio 45202, and its telephone number is (513)381-1480. Unless the context otherwise requires, the

"Company" and "Multi-Color" refer to Multi-Color Corporation and its predecessors, including the label divisions of Georgia-Pacific.

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

Based on the technological capabilities of its printing facilities, the Company has introduced the following value added products in the growing markets listed below:

         (1) New plastic in-mold products for the personal care and household chemical markets which should offer superior value compared to current labeling techniques.
         (2) New in-mold label product for injection molding in the ice cream and food markets, new potential markets not previously entered.

In addition, the Company is seeking to market the unique services of its Graphics Division to customers other than its label customers and believes that significant potential exists for this technology.

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

         Campbell Soup Company          Gibson Greetings, Inc.
         Colgate-Palmolive Company      Lever Brothers Company
         The Clorox Company             The Procter & Gamble Company
         The Coca-Cola Company          Wm. Wrigley Jr. Company
         First Brands Corporation       Tropicana
         Reckitt & Colman               Prestone Products
         The Dial Corp.                 Dow Brands

Campbell Soup Company, and Wm. Wrigley Jr. Company have been customers of the Company since at least 1921.

The Company's marketing efforts are directed toward obtaining new customers and increasing the Company's share of existing customers' overall label requirements by meeting their specialized and technical label needs. The Company's marketing strategy is to emphasize those sectors where Multi-Color's equipment and expertise distinguish the Company from other label producers. The Company maintains a marketing staff of nine people who are responsible for developing innovative solutions, including new labels, for customers' label needs.

Approximately 49% of the Company's total sales in fiscal 1996 were to three customers: The Procter & Gamble Company, 23% (divided among six categories with separate purchasing authority); Wm. Wrigley Jr. Company, 14%; and Alvin Press 12%. The loss or substantial reduction of the business of any of the major customers would have a material adverse effect on the Company.

PRINTING OPERATIONS

Multi-Color's printing equipment includes rotogravure printing presses in its Scottsburg and Cincinnati plants; flexographic, letterset printing presses and lithographic presses in its Cincinnati plant. All of the Company's presses are capable of multi-color, high-speed and high-quality graphic printing. The Company also has a wide variety of cutting and finishing equipment used to process printed material. The wide range of capabilities and versatility provided by the Company's equipment permits it to respond rapidly to changing customer needs, including the develop ment of new products.

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

Multi-Color's research and development expenditures totaled $141,000 in fiscal 1996, $183,000 in fiscal 1995 and $256,000 in fiscal 1994.

RAW MATERIALS

Multi-Color purchases its raw materials such as papers, inks, coatings, resins, adhesives and other materials from a broad range of alternate suppliers. The Company currently relies on a sole qualified supplier of in-mold label adhesives because that supplier has multiple physical locations in the U.S. and overseas. The Company has tested several other potential sources of this material which it believes could replace its current source. However, any difficulty in obtaining in-mold adhesive would adversely affect in-mold label sales until a new adhesive supplier was approved by Multi-Color and labels produced with the alternate adhesive were qualified by Multi-Color's customers. The Company has not experienced any difficulty in obtaining adequate supplies of raw materials and does not anticipate any such difficulty in the future.

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

EMPLOYEES

As of March 31, 1996, the Company had 277 employees, of whom 74 were salaried and 203 were hourly. Hourly employees at its Cincinnati plant are represented by national unions under contracts expiring on July 15, 1996. Multi-Color considers its labor relations to be good and has not experienced any work stoppages since the Acquisition.

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

ITEM 2.   PROPERTIES

Multi-Color operates three production facilities. The Company's Cincinnati plant is housed in a 300,000 square foot building situated on seven acres of land. The Scottsburg, Indiana plant has 56,300 square feet and is situated on 14 acres, 30 miles north of Louisville. The Boone County facility, housing its Multi-Color Graphics division, has approximately 12,000 square feet and is located on approximately 3 acres 10 miles south of Cincinnati. The Company owns the real estate constituting all of its plant sites. The land and buildings of all the plant sites are encumbered by mortgages in favor of PNC Bank, Ohio, National Association, as agent under the Company's credit facility. The Company's executive offices located at 250 West Fourth Street, Cincinnati, Ohio in approximately 5,000 square feet of leased office space. The Company believes its properties are adequate for its present and anticipated needs, are in good condition, are well-maintained and are suitable for the Company's intended uses.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ending March 31, 1996.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

Market Information and Dividend Policy on pages 1 and 21 of the 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

Selected Financial Data on page 1 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 4 through 8 of the 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related notes together with the Report of Independent Certified Public Accountants, appearing on pages 9 through 20 of the 1996 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant's Report on Form 8-K filed May 10, 1996 is incorporated herein by reference.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the directors and executive officers of the Registrant is contained on pages 5 and 6 of the Registrant's definitive proxy statement dated June 28, 1996 for the 1996 annual shareholders' meeting. This proxy statement was filed with the SEC pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is contained on pages 7 through 10 of the Registrant's definitive proxy statement dated June 28, 1996 for the 1996 annual shareholders' meeting. This proxy statement was filed with the SEC pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management is contained on pages 2, 3 and 5 of the Registrant's definitive proxy statement dated June 28, 1996 for the 1996 annual shareholders' meeting. This proxy statement was filed with the SEC pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions are contained on page 12 of the Registrant's definitive proxy statement dated June 28, 1996 for the 1996 annual shareholders' meeting. This proxy statement was filed with the SEC pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

          The following financial statements of Multi-Color Corporation, the related notes, and the Report of Independent Certified Public Accountants, included in the 1996 Annual Report to Shareholders, are incorporated herein by reference.


          Statements of Operations for the years ended March 31, 1996, April 2, 1995 and April 3, 1994

          Balance Sheets as of March 31, 1996 and April 2, 1995

          Statements of Shareholders' Investment for the years ended March 31, 1996, April 2, 1995 and April 3, 1994

          Statements of Cash Flows for the years ended March 31, 1996, April 2, 1995 and April 3, 1994

          Notes to Financial Statements

          Report of Grant Thornton LLP, Independent Certified Public Accountants


(a)(2)    Financial Statement Schedules

The report of the Registrant's predecessor accountant is set forth below. All other schedules have been omitted because either they are not required or the information is included in the financial statements and notes thereto.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Directors of
Multi-Color Corporation:

We have audited the accompanying balance sheet of Multi-Color Corporation (an Ohio corporation) as of April 2, 1995 and the related statements of operations, shareholders' investment and cash flows for each of the two fiscal years in the period ended April 2, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation as of April 2, 1995 and the results of its operations and its cash flows for each of the two fiscal years in the period ended April 2, 1995, in conformity with generally accepted accounting principles.

June 16, 1996
Cincinnati, Ohio                                     Arthur Andersen LLP

(a)(3)            List of Exhibits


Exhibit                                                                                                              Filing
 Number                                                 Description of Exhibit                                       Status
 ------                                                 ----------------------                                       ------
3(i)                     Amended and Restated Articles of Incorporation                                                h
3(ii)                    Amendment to Amended and Restated Articles of                                                 h
                         Incorporation
3(iii)                   Amended and Restated Code of Regulations                                                      a
10.1                     Waiver, Amendment and Restatement of Credit,                                                  h
                         Reimbursement and Security Agreement dated
                         February 23, 1996
10.2                     Irrevocable Letter of Credit dated July 19,                                                   b
                         1994 from PNC Bank, Ohio, National Association
                         covering $5,750,000 City of Scottsburg, Indi
                         ana Economic Development Revenue Bonds
10.3                     Trust Indenture securing City of Scottsburg,                                                  e
                         Indiana Economic Development Revenue Series
                         1989 dated as of October 1, 1989
10.4                     Patent and License Security Agreement dated                                                   e
                         November 6, 1989 by the Company and Barclays
                         Business Credit, Inc.
10.5                     Bond Purchase Agreement for $5,750,000 City of                                                e
                         Scottsburg, Indiana Economic Development Reve
                         nue Bonds Series 1989
10.6                     Remarketing Agreement dated October 1, 1989 by                                                e
                         and among the Company, The Ohio Company and
                         The PNC Bank (Formerly The Central Trust
                         Company, N.A.)
10.7                     Loan Agreement between the Company and Port                                                   a
                         Authority of Cincinnati and Hamilton County
                         dated as of November 1, 1985
10.8                     Amendment to Loan Agreement between the                                                       b
                         Company and Port Authority of Cincinnati and
                         Hamilton County
10.9                     First Refusal Agreement among the Company's                                                   a
                         shareholders
10.10                    Loan Agreement between City of Scottsburg,                                                    e
                         Indiana and Multi-Color dated October 1, 1989
                         for $5,750,000
10.11                    Trust Indenture securing County of Boone,                                                     e
                         Kentucky Industrial Building Revenue Bonds,
                         Series 1989 dated as of December 1, 1989

Exhibit                                                                                                              Filing
 Number                                                 Description of Exhibit                                       Status
 ------                                                 ----------------------                                       ------
10.12                    Loan Agreement between County of Boone,                                                       e
                         Kentucky and Multi-Color for $3,250,000 dated
                         as of December 1, 1989
10.13                    Remarketing Agreement dated as of December 1,                                                 e
                         1989 by and among the Company, The Ohio
                         Company and The PNC Bank (Formerly The Central
                         Trust Company, N.A.)

10.13                    Remarketing Agreement dated October 1, 1989 by                                                e
                         and among the Company, The Ohio Company and
                         The PNC Bank (Formerly The Central Trust Com
                         pany, N.A.)
10.14                    Irrevocable Letter of Credit dated July 19,                                                   b
                         1994 from PNC Bank, Ohio, National Association
                         covering $3,250,000 County of Boone, Kentucky
                         Industrial Building Revenue Bonds
10.15                    Bond Purchase Agreement for $3,250,000 County                                                 b
                         of Boone, Kentucky Industrial Building Revenue
                         Bonds Series 1989
10.16                    Trust Indenture securing Port Authority of                                                    b
                         Cincinnati and Hamilton County, Ohio Industri
                         al Revenue Development Bonds dated November 1,
                         1985
10.17                    Supplemental Trust Indenture to Trust Inden                                                   b
                         ture securing Port Authority of Cincinnati and
                         Hamilton County Ohio Industrial Development
                         Revenue Bonds
10.18                    Irrevocable Letter of Credit dated July 19,                                                   b
                         1994 from PNC Bank, Ohio, National Association
                         covering $6,500,000 Port Authority of Cincin
                         nati and Hamilton County, Ohio Industrial Rev
                         enue Development Bonds
10.19                    Substituted Revolving Note dated February 23,                                                 h
                         1996  made by the Company to PNC Bank, Ohio,
                         National Association, in the Principal amount
                         of $1,875,000
10.20                    Substituted Revolving Note dated February 23,                                                 h
                         1996 made by the Company to Star Bank,
                         National Association, in the principal amount
                         of $1,875,000

Exhibit                                                                                                              Filing
 Number                                                 Description of Exhibit                                       Status
 ------                                                 ----------------------                                       ------
10.21                    First Amendment and Waiver Agreement dated                                                    h
                         May 2, 1996
                         MANAGEMENT CONTRACTS AND COMPENSATION PLANS
10.22                    1985 Stock Option Plan                                                                        a
10.23                    1987 Stock Option Plan                                                                        a
10.24                    1992 Directors' Stock Option Plan                                                             a
10.25                    Profit Sharing/401(k) Retirement Savings Plan                                                 a
                         and Trust
10.26                    Deferred Compensation Rabbi Trust Agreement                                                   h
10.27                    Multi-Color Employee Stock Purchase Plan as                                                   g
                         amended and restated dated March 4, 1992
10.28                    Employment Agreement - William R. Cochran                                                     h
10.29                    Severance Agreement - John C. Court                                                           h
10.30                    Severance Agreement - John D. Littlehale                                                      h
10.31                    Severance Agreement - John R. Voelker                                                         h
10.32                    Severance Agreement - William R. Cochran                                                      h
11                       Computation of Earnings Per Share                                                             h
13                       Annual Report to Shareholders                                                                 h
23.1                     Consent of Grant Thornton LLP Independent                                                     h
                         Certified Public Accountants
23.2                     Consent of Arthur Andersen LLP Independent                                                    h
                         Certified Public Accountants
27                       Financial Data Schedule                                                                       h
99                       Form 8-K filed May 10, 1996                                                                   h

- -------

  a Filed as an exhibit to Registration Statement #33-51772 and incorporated herein by reference.

  b Filed as an exhibit to the Form 10-K for the 1994 fiscal year and incorporated herein by reference.

  e Filed as an exhibit to the Form 10-K for the 1990 fiscal year and incorporated herein by reference.

  f Filed as an exhibit to the Form 10-K for the 1993 fiscal year and incorporated herein by reference.

  g     Filed as an exhibit to the Form 8-K filed on March 16, 1992.

  h     Filed herewith.

(b)     Reports on Form 8-K.

        On March 2, 1996, the Registrant filed a Report on Form 8-K reporting its execution of an Amended and Restated Loan Agreement with its Lenders.

        On March 9, 1996, the Registrant filed a Report on Form 8-K reporting its engagement of Grant Thornton LLP as its independent auditors for the fiscal year ended March 31, 1996 and the dismissal of its previous independent accountants, Arthur Andersen LLP.

        On May 10, 1996, the Registrant filed a Report on Form 8-K Reporting the issuance of its Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MULTI-COLOR CORPORATION
Dated:  June 28, 1996                         (Registrant)



                                              /s/John C. Court
                                              -------------------------------
                                              John C. Court
                                              President, Chief Executive
                                              Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


                    Name                                        Capacity                              Date
/s/John C. Court                               President, Chief Exec                              June 28, 1996
- -----------------------
John C. Court                                  utive Officer, Direc
                                               tor
/s/John D. Littlehale                          Vice President, Secre                              June 28, 1996
- -----------------------
John D. Littlehale                             tary and Director
/s/William R. Cochran                          Vice President, Chief                              June 28, 1996
- -----------------------
William R. Cochran                             Financial Officer
                                               (Principal Financial
                                               Officer and
                                               Principal Accounting
                                               Officer)
/s/Burton D. Morgan                            Chairman of the Board                              June 28, 1996
- -----------------------
Burton D. Morgan                               of Directors
/s/Lorrence T. Kellar                          Director                                           June 28, 1996
- -----------------------
Lorrence T. Kellar
/s/David H. Pease, Jr.                         Director                                           June 28, 1996
- -----------------------
David H. Pease, Jr.
                                                                                                  June 28, 1996
/s/Louis M. Perlman                            Director
Louis M. Perlman

                             MULTI-COLOR CORPORATION
                                  EXHIBIT INDEX
                                  -------------


                   Exhibit Number                    Description of Exhibit
                   --------------                    ----------------------
                        3(i)                         Amended and Restated Articles of
                                                     Incorporation
                       3(ii)                         Amendment to Amended and Restated
                                                     Articles of Incorporation
                        10.1                         Waiver, Amendment and Restatement of
                                                     Credit, Reimbursement and Security
                                                     Agreement dated February 23, 1996
                       10.19                         Substituted Revolving Note dated
                                                     February 23, 1996 made by the Company to
                                                     PNC Bank, Ohio, National Association, in
                                                     the Principal amount of $1,875,000
                       10.20                         Substituted Revolving Note dated
                                                     February 23, 1996 made by the Company to
                                                     Star Bank, National Association, in the
                                                     principal amount of $1,875,000
                       10.21                         First Amendment and Waiver Agreement
                                                     dated May 2, 1996
                       10.26                         Deferred Compensation Rabbi Trust
                                                     Agreement
                       10.28                         Employment Agreement - William R. Cochran
                       10.29                         Severance Agreement - John C. Court
                       10.30                         Severance Agreement - John D. Littlehale
                       10.31                         Severance Agreement - John R. Voelker
                       10.32                         Severance Agreement - William R. Cochran
                         11                          Computation of Earnings Per Share
                         13                          Annual Report to Shareholders
                        23.1                         Consent of Grant Thornton LLP,
                                                     Independent Certified Public Accountants
                        23.2                         Consent of Arthur Andersen LLP,
                                                     Independent Certified Public Accountants
                         27                          Financial Data Schedule
                         99                          Form 8-K filed May 10, 1996