Form 10-K/A
period 1996-03-31
MULTI COLOR CORP
filed 1996-08-06
CIK 819220

                                    FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

                                   PART II
                                   -------


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



STATEMENTS OF OPERATIONS

For the Years Ended March 31, 1996, April 2, 1995 and April 3, 1994

                                                       1996             1995            1994
- ------------------------------------------------------------------------------------------------
Net sales                                          $ 55,374,711    $ 61,776,951    $ 65,402,821
Cost of goods sold                                   46,866,724      58,973,910      62,844,483
- ------------------------------------------------------------------------------------------------
     GROSS PROFIT                                     8,507,987       2,803,041       2,558,338
Selling, general and administrative expenses          5,764,988       6,255,948       6,384,346
Restructuring charge (income) (Note 12)                       -         (85,000)      1,777,187
Impairment loss on long-lived assets (Note 2(e))        111,698       3,800,000               -
- ------------------------------------------------------------------------------------------------
     OPERATING INCOME (LOSS)                          2,631,301      (7,167,907)     (5,603,195)
Interest expense                                      1,423,022       1,440,575       1,132,553
Other expense, net                                       54,311         161,300         132,685
- ------------------------------------------------------------------------------------------------
     INCOME (LOSS) BEFORE CREDIT
         FOR INCOME TAXES                             1,153,968      (8,769,782)     (6,868,433)
Credit for income taxes (Note 5)                        (37,000)       (246,537)     (2,533,000)
- ------------------------------------------------------------------------------------------------
     INCOME (LOSS) BEFORE EXTRAORDINARY ITEM          1,190,968      (8,523,245)     (4,335,433)
Extraordinary item (Note 3)                                   -         225,000               -
- ------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                             $  1,190,968    $ (8,748,245)   $ (4,335,433)
- ------------------------------------------------------------------------------------------------
Weighted average shares outstanding                   2,177,927       2,168,577       2,151,006
- ------------------------------------------------------------------------------------------------
Per share information:
     Earnings (loss) before extraordinary item     $       0.55    $      (3.93)   $      (2.02)
     Extraordinary item                            $          -    $      (0.10)   $          -
- ------------------------------------------------------------------------------------------------
Net earnings (loss) per common and common
   equivalent share                                $       0.55    $      (4.03)   $      (2.02)
- ------------------------------------------------------------------------------------------------


The accompanying notes to financial statements are an integral part of these statements.

BALANCE SHEETS

As of March 31, 1996 and April 2, 1995

                                                                                                   1996           1995
- ----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                 $     40,449    $     16,533
     Accounts receivable-
         Trade (Notes 3 and 9)                                                                    4,437,344       7,499,182
         Other                                                                                       38,266         136,184
     Note receivable (Note 8)                                                                       108,415          67,237
     Inventories (Note 3)                                                                         4,745,535       6,661,670
     Deferred tax benefit (Note 5)                                                                  255,744         604,000
     Prepaid expenses, supplies and other                                                            22,650         113,559
     Refundable income taxes                                                                         33,000               -
- ----------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                     9,681,403      15,098,365
PROPERTY, PLANT AND EQUIPMENT, net (Notes 1, 2 (e) and 3)                                        18,107,508      19,789,274
SINKING FUND DEPOSITS (Notes 3 and 14)                                                            2,236,939         400,000
DEFERRED CHARGES, net                                                                                55,886         148,711
NOTE RECEIVABLE (Note 8)                                                                            272,552         372,996
NOTES RECEIVABLE FROM OFFICERS/SHAREHOLDERS (Note 8)                                                100,000         149,417
- ----------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                          $ 30,454,288    $ 35,958,763
============================================================================================================================
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Short-term debt (Note 3)                                                                  $  1,891,554    $  4,104,901
     Current portion of long-term debt (Note 3)                                                     952,910       1,093,087
     Current portion of capital lease obligation (Note 10)                                           58,028               -
     Long-term debt subject to acceleration (Note 3)                                                      -      14,700,000
     Accounts payable                                                                             5,250,856       9,596,695
     Accrued liabilities-
         Payroll benefits and related taxes                                                         843,773       1,668,351
         Vacations                                                                                  300,115         426,256
         Real estate and personal property taxes                                                    309,467         390,678
         Interest and other                                                                          78,003         101,754
         Income taxes (Note 5)                                                                            -          47,078
- ----------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                                9,684,706      32,128,800
LONG-TERM DEBT (Note 3)                                                                          14,552,183           8,003
CAPITAL LEASE OBLIGATION (Note 10)                                                                  320,907               -
DEFERRED INCOME TAXES (Note 5)                                                                      255,744         604,000
DEFERRED COMPENSATION (Note 4(d))                                                                   603,139               -
PENSION LIABILITY (Note 4(a))                                                                       117,566         219,895
- ----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                       25,534,245      32,960,698
- ----------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' INVESTMENT (Notes 3, 7 and 13):
     Preferred stock, no par value; 1,000,000 shares authorized,
         13,242 shares issued at March 31, 1996
           (aggregate liquidation preference of $529,680)                                           529,666             -
     Common stock, no par value; 10,000,000 shares authorized,
         2,172,569 shares issued at March 31, 1996 and April 2, 1995                                217,257         217,257
     Paid-in capital                                                                              9,140,334       9,140,334
     Retained earnings (accumulated deficit)                                                     (4,709,445)     (5,900,413)
     Excess of additional pension liability over unrecognized prior service cost (Note 4(a))       (257,769)       (459,113)
- ----------------------------------------------------------------------------------------------------------------------------
         Total shareholders' investment                                                           4,920,043       2,998,065
- ----------------------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' investment                                        $ 30,454,288    $ 35,958,763
============================================================================================================================


     The accompanying notes to financial statements are an integral part of these balance sheets.

STATEMENTS OF SHAREHOLDERS' INVESTMENT

For the Years Ended March 31, 1996, April 2, 1995 and April 3, 1994



                                 Preferred Stock          Common Stock
                                 ---------------          ------------


                               Number of                Number of
                                   Shares                 Shares
                              Outstanding   Amount     Outstanding   Amount
- ------------------------------------------------------------------------------
BALANCE,
   March 28, 1993                   -      $    -      2,146,006    $215,101
ADD (DEDUCT):
   Net loss                         -           -              -           -
   Purchases of
     treasury stock                 -           -        (24,337)          -
   Sale and distribution
     of treasury stock              -           -         29,337           -
   Additional pension
     liability                      -           -              -           -
- ------------------------------------------------------------------------------
BALANCE,
   April 3, 1994                    -           -      2,151,006     215,101
ADD (DEDUCT):
   Net loss                         -           -              -           -
   Purchases of
     treasury stock                 -           -         (8,733)          -
   Sale and distribution
     of treasury stock              -           -          8,733           -
   Sale of common stock             -           -         21,563       2,156
   Change in additional
     pension liability              -           -              -           -
- ------------------------------------------------------------------------------
BALANCE,
   April 2, 1995                    -           -      2,172,569     217,257
ADD (DEDUCT):
   Net income                       -           -              -           -
   Conversion of convertible
     debt to preferred stock  529,666       1,324              -           -
   Change in additional
     pension liability              -           -              -           -
- ------------------------------------------------------------------------------
BALANCE,
   March 31, 1996             529,666      $1,324      2,172,569    $217,257
==============================================================================





                                            Retained
                                            Earnings       Additional
                               Paid-In    (Accumulated      Pension      Treasury
                               Capital      Deficit)       Liability      Stock          Total
- ----------------------------------------------------------------------------------------------------
BALANCE,
   March 28, 1993             $9,217,635    $ 7,183,265     $       -    $ (43,750)   $ 16,572,251
ADD (DEDUCT):
   Net loss                            -     (4,335,433)            -            -      (4,335,433)
   Purchases of
     treasury stock                    -              -             -     (209,867)       (209,867)
   Sale and distribution
     of treasury stock          (204,295)             -             -      253,617          49,322
   Additional pension
     liability                         -              -      (258,435)           -        (258,435)
- ----------------------------------------------------------------------------------------------------
BALANCE,
   April 3, 1994               9,013,340      2,847,832      (258,435)           -      11,817,838
ADD (DEDUCT):
   Net loss                            -     (8,748,245)            -            -      (8,748,245)
   Purchases of
     treasury stock                    -              -             -      (87,330)        (87,330)
   Sale and distribution
     of treasury stock           (37,115)             -             -       87,330          50,215
   Sale of common stock          164,109              -             -            -         166,265
   Change in additional
     pension liability                 -              -      (200,678)           -        (200,678)
- ----------------------------------------------------------------------------------------------------
BALANCE,
   April 2, 1995               9,140,334     (5,900,413)     (459,113)           -       2,998,065
ADD (DEDUCT):
   Net income                          -      1,190,968             -            -       1,190,968
   Conversion of convertible
     debt to preferred stock           -              -             -            -         529,666
   Change in additional
     pension liability                 -              -       201,344            -         201,344
- ----------------------------------------------------------------------------------------------------
BALANCE,
   MARCH 31, 1996             $9,140,334    $(4,709,445)    $(257,769)   $       -    $  4,920,043
====================================================================================================



The accompanying notes to financial statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 1996, April 2, 1995 and April 3, 1994


                                                                                          1996           1995           1994
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                   $ 1,190,968    $(8,748,245)   $(4,335,433)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation                                                                        1,890,120      2,667,491      2,569,994
     Amortization                                                                           86,780         84,484         83,606
     Net gain on disposal of equipment                                                     (48,667)             -              -
     Interest expensed on convertible debt                                                  29,666              -              -
     Decrease in deferred income taxes, net                                                      -       (109,867)    (2,169,299)
     Increase (decrease) in non-current deferred compensation, net                          73,514       (288,258)      (215,707)
     Increase (decrease) in non-current pension obligation, net of equity charge            99,015       (158,195)       (87,067)
     (Increase) decrease in notes receivable                                               108,683        (30,767)        53,427
     Net decrease in accounts receivable, inventories, prepaid expenses, supplies,
       and other and refundable income taxes                                             5,139,845      1,994,948         88,314
     Net increase (decrease) in accounts payable and accrued liabilities
       (excluding restructuring charge)                                                 (4,918,973)       (26,539)     4,750,703
     Restructuring charges                                                                       -        (85,000)     1,777,187
     Payment of restructuring liabilities                                                        -       (195,450)      (824,156)
     Impairment loss on long-lived assets                                                  111,698      3,800,000              -
- ----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                                 3,762,649     (1,095,398)     1,691,569
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                                              (931,085)    (1,527,496)    (1,375,991)
   Proceeds from sale of equipment                                                       1,117,700              -              -
- ----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                                   186,615     (1,527,496)    (1,375,991)
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in revolving line of credit, net                                 (2,213,347)     3,421,026         93,375
   Sinking fund payments                                                                (1,836,939)      (400,000)             -
   Treasury stock, net                                                                           -        (37,115)      (160,545)
   Proceeds from issuance of common stock, net                                                   -        166,265              -
   Proceeds from long-term debt                                                                  -              -         11,640
   Repayment of long-term debt                                                            (295,997)      (314,269)      (311,602)
   Capitalized bank fees                                                                         -       (207,150)       (20,000)
   Repayment of capital lease obligation                                                   (79,065)             -              -
   Proceeds from issuance of convertible debt                                              500,000              -              -
- ----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                                (3,925,348)     2,628,757       (387,132)
- ----------------------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents                                   23,916          5,863        (71,554)
CASH AND CASH EQUIVALENTS, beginning of year                                                16,533         10,670         82,224
- ----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                                 $    40,449    $    16,533    $    10,670
- ----------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                                       $ 1,389,555    $ 1,344,411    $ 1,162,650
   Income taxes paid (refunds received)                                                $    43,574    $  (550,740)   $    63,784
Supplemental Disclosure of Non Cash Activities:
   Restructuring charge (Note 12)                                                      $         -    $    59,201    $   613,380
   Note receivable from sale of Lockport facility (Note 8)                             $         -    $   450,000    $         -
   Increase in property, plant and equipment and capital lease obligation              $   458,000    $         -    $         -
   Increase in non-current deferred compensation and decrease in accrued liabilities   $   529,625    $         -    $         -
==================================================================================================================================


The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

March 31, 1996, April 2, 1995 and April 3, 1994

(1) THE COMPANY

     Multi-Color Corporation (the Company), located in Cincinnati, Ohio, primarily supplies printed labels and engravings to various name brand consumer products companies located throughout the United States. The Company has plants located in Cincinnati, Ohio, Scottsburg, Indiana and Erlanger, Kentucky.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) FISCAL YEAR

     The fiscal year of the Company commences on the Monday closest to March 31. References to fiscal 1996, 1995 and 1994 are for the fiscal years ended March 31, 1996, April 2, 1995 and April 3, 1994, respectively.

(b) REVENUE RECOGNITION

     Sales and related costs of goods sold are recognized upon shipment to the customers.

(c) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include operating cash accounts and money market funds.

(d) INVENTORIES

     Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Inventories as of year end consisted of the following:

                                     1996                  1995
- --------------------------------------------------------------------------------
Finished goods                    $2,383,016            $3,128,973
Work-in-process                      909,460             1,471,469
Raw materials                      1,453,059             2,061,228
- --------------------------------------------------------------------------------
                                  $4,745,535            $6,661,670
================================================================================


(e)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following as of year end:


                                  1996                   1995
- --------------------------------------------------------------------------------
Land and buildings             $  3,829,712           $  3,815,795
Machinery and equipment          26,439,064             28,374,906
Furniture and fixtures              856,568              1,172,608
Construction in progress            255,373                 34,628
- --------------------------------------------------------------------------------
                                 31,380,717             33,397,937
Accumulated depreciation        (13,273,209)           (13,608,663)
- --------------------------------------------------------------------------------
                               $ 18,107,508           $ 19,789,274
================================================================================


     Property, plant and equipment are stated at the lower of fair value or cost. In recognition of the losses experienced by the Company at the Cincinnati location in prior years, the Company recorded a $3,800,000 impairment loss in 1995 on certain long-lived assets at the Cincinnati location to reduce the carrying cost to the fair value as generally determined by an independent appraiser. The impairment loss was recorded under the implementation of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of." An additional impairment loss of $112,000 was recorded in 1996 on the Cincinnati location's assets, while assets with an assigned impairment value of $677,000 were either sold or disposed of in 1996. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

        Building ...................  20-30 years
        Machinery and equipment ....   3-15 years
        Furniture and fixtures .....   5-10 years


(f)  DEFERRED CHARGES

     Deferred charges, net, consist primarily of costs associated with the 1995 refinancing of the credit agreement which are being amortized over the three-year term of the agreement (Note 3).

(g)  INCOME TAXES

     Deferred income tax assets and liabilities are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years.

(h) EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings (loss) per common and common equivalent share are computed by dividing net income (loss) by the weighted average number of common shares and related equivalents outstanding during the period. Common equivalent shares are shares issuable upon the exercise of stock options, when dilutive, net of shares assumed to have been repurchased with the proceeds and shares issuable upon conversion of the convertible preferred stock. Due to the net loss in 1995 and 1994, common equivalent shares are excluded from the earnings (loss) per share calculation as they would be anti-dilutive. For 1996 the effect of common equivalent shares is immaterial.

(i) ADVERTISING COSTS

     Advertising costs are charged to expense as incurred. Expenses are minimal for the three fiscal years ended March 31, 1996.

(j) RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to expense as incurred. Expenses were $141,000, $183,000 and $256,000 for 1996, 1995 and 1994, respectively.

(k) STOCK-BASED COMPENSATION

     The provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" will be effective for the Company in 1997. This recent standard requires that employee stock-based compensation either continue to be determined under Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees" or in accordance with the provisions of SFAS No. 123 whereby compensation expense is recognized based on the fair value of stock-based awards on the grant date. The Company currently expects to continue to account for such awards under the provisions of APB No. 25. SFAS No. 123 will require additional disclosures beginning in 1997.

(l) USE OF ESTIMATES IN FINANCIAL STATEMENTS

     In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m) RECLASSIFICATION

     Certain 1995 amounts have been reclassified to conform to 1996 presentation.

(3) DEBT

     The components of the Company's debt are as follows:

                                                  1996             1995
- --------------------------------------------------------------------------------
SHORT-TERM DEBT
Revolving line of credit                       $  1,891,554    $  4,104,901
- --------------------------------------------------------------------------------
LONG-TERM DEBT
Bank term note, commercial paper
   rate plus 2%, secured by certain
   equipment, payable in monthly
   installments of $25,926 plus
   interest through April 1996                 $          -    $    293,087
Cincinnati Industrial Revenue
   Bonds, floating weekly rate, which
   approximates 3.45% at March 31, 1996,
   scheduled balloon payment of $6,500,000
   in November 2000                               6,500,000       6,500,000
Scottsburg Industrial Revenue Bonds,
   floating weekly rate, which approximates
   3.7% at March 31, 1996, scheduled balloon
   payment of $5,750,000
   in October 2009                                5,750,000       5,750,000
Boone County Industrial Revenue
   Bonds, floating weekly rate, which
   approximates 3.7% at March 31, 1996,
   scheduled balloon payment of $3,250,000
   in December 2009                               3,250,000       3,250,000
Other                                                 5,093           8,003
- --------------------------------------------------------------------------------
                                                 15,505,093      15,801,090
Less-current portion of debt and
         sinking fund payments                     (952,910)     (1,093,087)
     -debt subject to acceleration                        -     (14,700,000)
- --------------------------------------------------------------------------------
                                               $ 14,552,183    $      8,003
================================================================================





     The following is a schedule of future annual principal payments payable after one year (including sinking fund payments):

         1998                    $    502,183
         1999                              -
         2000                              -
         2001                       5,050,000
         2002 and thereafter        9,000,000
         ------------------------------------
                                  $14,552,183
         ====================================

     In 1996, the Company restated its credit agreement with two banks covering the Company's short-term debt and letters of credit which secure all three Industrial Revenue Bonds (the Bonds). The prepayment fees of $225,000 associated with a previous financing agreement have been expensed as an extraordinary item in the 1995 statement of operations. The current credit agreement is secured by substantially all assets of the Company and requires sinking fund payments of $200,000 per quarter beginning in October 1994. After June 30, 1996 and until the termination of the credit agreement (July 31, 1997), sinking fund payments are increased to $250,000 per quarter.

     Under this credit agreement, the revolving line of credit provides for borrowings up to the lesser of $3,750,000 or specified percentages of trade receivables and inventories less $1,500,000. This revolving line of credit expires July 31, 1997 and related interest rates are based on prime rates or Eurodollar loan rates and the Company's leverage, as defined. At March 31, 1996, the average interest rate was 8.6% and the Company had approximately $1,334,000 in available borrowings.

     The credit agreement also contains certain covenants which, among others, require the Company to maintain certain leverage, working capital and cash flow ratios, and limit capital expenditures and dividends. The Company was in compliance with all covenants at March 31, 1996.

     With respect to the Bonds, the Company has the option to establish the Bonds' interest rate form (variable or fixed interest rate). When a fixed interest rate is selected, the fixed rate assigned will approximate the market rate for comparable securities. When a variable rate is selected, or at the end of a fixed interest rate period, the Bondholders reserve the right to demand payment of the bonds. In the event that any of the Bondholders exercise their rights, a remarketing agent is responsible for remarketing the Bonds on a best efforts basis for not less than the outstanding principal and accrued interest. In the event the Bonds are not able to be remarketed and the letters of credit are exercised, the lender is committed to providing financing for up to 458 days. These letters of credit expire July 31, 1997.

     The fair value of the Company's debt approximates carrying value.

(4) EMPLOYEE BENEFIT PLANS

(a) The Company has a defined benefit plan covering hourly employees at its Cincinnati facility who meet certain age and service requirements. The Company's funding policy is to contribute the recommended actuarially determined contribution. Pension costs are based on length of service after May 1, 1985 using the unit credit method.

     Net periodic pension cost includes the following components:

                                  1996        1995           1994
- --------------------------------------------------------------------------------
Service cost-benefits earned
   during period               $ 183,913    $ 166,698    $ 160,912
Interest cost on projected
   benefit obligations           142,207      116,499       96,115
Actual (return) loss on
   plan assets                  (412,624)      57,395       (4,936)
Net amortization, deferral
    and other                    304,846     (153,592)     (79,091)
- --------------------------------------------------------------------------------
Total net periodic
   pension costs               $ 218,342    $ 187,000    $ 173,000
================================================================================


     The actuarial assumptions used were:

                                         1996        1995           1994
- --------------------------------------------------------------------------------
Discount rate                           7 1/4%       7 1/4%        7 1/4%
Rate of return on assets                    9%           9%            9%
- --------------------------------------------------------------------------------


     The following table sets forth the plan's funded status and amounts recognized in the Company's accompanying balance sheets:


                                  MARCH 31, 1996  April 2, 1995
- --------------------------------------------------------------------------------
Actuarial present value of
   benefit obligations:
Vested benefit obligation           $ 2,186,718    $ 1,845,462
   Non-vested benefit obligation         46,278         33,717
- --------------------------------------------------------------------------------
Accumulated benefit obligation        2,232,996      1,879,179
- --------------------------------------------------------------------------------
Projected benefit obligation for
   services rendered to date          2,232,996      1,879,179
Plan assets at fair value,
   primarily composed of equity
   securities                         1,967,460      1,385,435
- --------------------------------------------------------------------------------
Projected benefit obligation
   in excess of plan assets             265,536        493,744
Prior service cost not yet
   recognized in net periodic
   pension cost                          (4,839)        (6,045)
Unrecognized net loss from
   past experience different from
   that assumed and effects of
   changes in assumptions              (257,769)      (459,113)
Adjustment to recognize
   minimum liability                    262,608        465,158
- --------------------------------------------------------------------------------
Accrued pension cost                $   265,536    $   493,744
================================================================================

(b) Hourly employees at the Company's Lockport facility participated in a union-sponsored, collectively bargained, defined benefit multi-employer pension plan. The Company contributed approximately $84,000 to the plan in 1994. These contributions were determined in accordance with the provisions of negotiated labor contracts and generally were based on the number of hours worked. Management believes there will be no unfunded withdrawal liability as a result of the closure of the Lockport facility in 1994 (Note 12).

(c) The Company has established a profit sharing/401(k) retirement savings plan which covers those employees who meet certain service requirements and are not participants in the other Company retirement plans discussed above. The plan provides for voluntary contributions by the Company's employees up to a specified maximum percentage of gross pay. At the discretion of the Company's Board of Directors, the Company will contribute a specified matching percentage of the employee contributions. Company contributions in 1996, 1995 and 1994 approximated $101,000, $93,000 and $95,000, respectively, which represent one-half of the employee contributions not exceeding 6% of gross pay.

(d) The Company previously entered into deferred compensation agreements with certain officers/shareholders and management employees. Amounts due under deferred compensation agreements are classified as long-term liabilities at March 31, 1996. Interest on the deferred amounts accrued at 11%, 8 1/4% and 8% in 1996, 1995 and 1994, respectively.

(e) The Company allows retirees between the ages of 62 and 65 to continue to participate in its health plan. The retirees reimburse the Company a stipulated premium amount so the net cost to the Company is immaterial. The Company offers no other programs requiring recognition of the cost of postretirement or postemployment benefits under the Financial Accounting Standards Board statements on accounting for postretirement and postemployment benefits.

(f) During 1992 the Company established a supplemental retirement program for key executives which allows a maximum of $300,000 in loans to such employees with a maximum of $100,000 to any one individual. At March 31, 1996 and April 2, 1995, a $100,000 loan at no interest was outstanding under this program from an officer/shareholder (Note 8).

(g) During 1993 the Company established a supplemental retirement bonus program for key executives. The Company contributes a specified percentage of the eligible executive's pay. Expenses in 1996 and 1995 approximated $54,000 and $34,000, respectively. There were no contributions in 1994.

(h) The Company has an employee stock purchase plan whereby eligible employees may purchase up to 1,000 shares of Company stock per year through payroll deductions. The Company will contribute one bonus share for every four shares purchased up to a maximum of twenty bonus shares per year to any one employee; however, in 1996 and 1995 the Company contributed cash rather than stock.

(5) INCOME TAXES

     The provision (credit) for income taxes includes the following components:


                         1996          1995           1994
- --------------------------------------------------------------------------------
CURRENTLY PAYABLE
   (receivable)
   Federal           $         -    $  (255,000)   $  (415,000)
   State and local       (37,000)        47,000         50,000
- --------------------------------------------------------------------------------
                         (37,000)      (208,000)      (365,000)
- --------------------------------------------------------------------------------
DEFERRED-
   Federal              (256,000)       314,000     (1,926,000)
   State and local       256,000       (353,000)      (242,000)
- --------------------------------------------------------------------------------
                     $   (37,000)   $  (247,000)   $(2,533,000)
================================================================================


     The following is a reconciliation between the statutory federal income tax rate and the effective rate shown above:


                                                                  1996                      1995                      1994
- ----------------------------------------------------------------------------------------------------------------------------
                                                    AMOUNT        RATE      Amount          Rate       Amount         Rate
                                                    ------------------      --------------------       -------------------

Computed provision (credit) for federal income
   taxes at the statutory rate                   $   392,000       34%    $(3,058,226)      (34%)   $(2,335,267)     (34%)
State and local income taxes, net of federal
   income tax benefit                                145,000       12%       (325,173)       (4%)      (212,762)      (3%)
Valuation allowance                                 (708,000)     (61%)     3,156,604        35%              -        -
Changes in estimates for deferred components         147,000       13%              -         -               -        -
Other                                                (13,000)      (1%)       (19,742)        -          15,029        -
- ----------------------------------------------------------------------------------------------------------------------------
                                                 $   (37,000)      (3%)   $  (246,537)       (3%)   $(2,533,000)     (37%)
============================================================================================================================

     At year end the net deferred tax components consisted of the following:

                                        1996             1995
- --------------------------------------------------------------------------------
Deferred tax liabilities:
   Tax depreciation over book
     depreciation                     $(4,625,417)   $(4,603,715)
   Other                                   (9,814)       (11,749)
- --------------------------------------------------------------------------------
                                      $(4,635,231)   $(4,615,464)
================================================================================
Deferred tax assets:
   Asset impairment loss              $ 1,099,631    $ 1,292,000
   Deferred compensation                  205,067        157,069
   Vacation                                71,439        110,920
   Self-insured benefits                   24,771         22,156
   Inventory reserves                      40,138        136,153
   Accrued rebates to customers                 -         82,196
   Other                                  255,531        511,158
   AMT credit carryforward                 70,980         70,980
   Tax credit carryforward                147,215        137,436
   State deferred tax asset, net of
     federal benefit                        8,600        265,000
   Net operating loss carryforward      5,160,810      4,987,000
- --------------------------------------------------------------------------------
                                        7,084,182      7,772,068
   Valuation allowance                 (2,448,951)    (3,156,604)
- --------------------------------------------------------------------------------
                                      $ 4,635,231    $ 4,615,464
- --------------------------------------------------------------------------------
Net deferred tax components           $         -    $         -
================================================================================


     For tax reporting purposes, the Company has approximately $71,000 of alternative minimum tax (AMT) credits available for an indefinite period. The regular tax net operating loss of approximately $15,179,000 can be carried forward and used to reduce future taxable income in addition to tax credits of approximately $147,000 which can be carried forward through the following expiration dates:

       Year     Net Operating Losses       Tax Credits
       -----------------------------------------------
       2005             $         -          $  25,000
       2006                1,276,000            48,000
       2007                1,437,000            37,000
       2008                  325,000             9,000
       2009                5,959,000            18,000
       2010                5,204,000             5,000
       2011                  978,000             5,000
       -----------------------------------------------
                        $ 15,179,000         $ 147,000
       ===============================================

     The valuation allowance, which decreased by approximately $708,000 in 1996, is required due to the uncertainty of realizing the net deferred tax asset through future operations.

(6) MAJOR CUSTOMERS

     During 1996, 1995 and 1994, sales to three companies and their related subsidiaries and divisions approximated 49%, 42% and 44% respectively, of the Company's net sales individually presented as follows:

          1996             1995              1994
       -----------------------------------------------
           23%              16%               18%
           14%              16%               17%
           12%              10%                9%
       -----------------------------------------------
           49%              42%               44%
       ===============================================


     In addition, the year end accounts receivable balances of these companies approximated 34%, 25% and 28% of the Company's total trade receivable balance at year end 1996, 1995 and 1994, respectively.

(7) STOCK OPTIONS

     As of March 31, 1996, 570,413 of the authorized but unissued common shares were reserved for issuance to key employees and directors under the Company's qualified and non-qualified stock option plans. The applicable options vest immediately or ratably over a three to five year period. A summary of the changes in the options outstanding during 1996, 1995 and 1994 is set forth below:

                                 Number of     Option Price
                                   Shares     Range (Per Share)
- --------------------------------------------------------------------------------
Outstanding at March 28, 1993      306,000    $5.75-$12.63
   Granted                         105,000      9.25-11.00
   Exercised                       (19,900)      5.75-6.75
   Cancelled                       (28,100)     5.75-12.63
- --------------------------------------------------------------------------------
Outstanding at April 3, 1994       363,000    $5.75-$12.63
   Granted                          51,500       4.65-9.25
   Exercised                       (15,187)           5.75
   Cancelled                       (39,700)     5.75-12.63
   Expired                         (25,000)          12.63
- --------------------------------------------------------------------------------
Outstanding at April 2, 1995       334,613    $4.65-$12.63
   Granted                          74,000       2.63-4.05
   Cancelled                       (82,000)      5.75-9.25
   Expired                         (13,813)     5.75-12.63
- --------------------------------------------------------------------------------
OUTSTANDING AT MARCH 31, 1996      312,800    $2.63-$11.00
- --------------------------------------------------------------------------------
EXERCISABLE (VESTED) OPTIONS AT
   MARCH 31, 1996                  213,525    $4.65-$11.00
================================================================================

(8) NOTES RECEIVABLE

     The components of notes receivable are summarized as follows:

                                                            1996         1995
- --------------------------------------------------------------------------------
Officer/shareholder note established under the
   supplemental retirement program (Note 4(f))           $ 100,000    $ 100,000
Other employee notes                                             -       49,417
- --------------------------------------------------------------------------------
                                                         $ 100,000    $ 149,417
================================================================================
Note receivable related to the sale of the
   Lockport facility, interest at 9%, payable in
   monthly installments through July 1999,
   secured by a mortgage on the property and
   personal guarantees                                   $ 380,967    $ 440,233
- --------------------------------------------------------------------------------
Less-current portion                                      (108,415)     (67,237)
- --------------------------------------------------------------------------------
                                                         $ 272,552    $ 372,996
================================================================================

(9) ACCOUNTS RECEIVABLE

     The Company values its trade accounts receivable on the reserve method. During 1995, the allowance for doubtful accounts was increased in anticipation of customer claims relating to the blocking (sticking together) of labels. The allowance was reduced during 1996 as the claims were successfully resolved. The following table summarizes the activity in the allowance for doubtful accounts for fiscal 1996 and 1995.

                                    1996       1995        1994
- --------------------------------------------------------------------------------
Balance at beginning of year   $ 297,391    $  92,129    $       -
Provision                       (185,153)     465,400       92,129
Accounts written-off             (76,522)    (260,138)           -
- --------------------------------------------------------------------------------
Balance at end of year         $  35,716    $ 297,391    $  92,129
================================================================================

(10) CAPITAL LEASE OBLIGATIONS

     In January 1996, the Company entered into a capital lease for a piece of machinery. The amount recorded for the equipment and related obligation under the capital lease amounted to $458,000. The accumulated depreciation is $5,089 at March 31, 1996.

     The following is a schedule of future annual minimum lease payments under the capital lease together with the present value of the net minimum lease payments, as of March 31, 1996:

Total future minimum lease payments                          $ 522,592
   Less:  Interest                                            (143,657)
- --------------------------------------------------------------------------------
   Present value of minimum lease payments                     378,935
   Less:  Current portion                                      (58,028)
- --------------------------------------------------------------------------------
                                                             $ 320,907
================================================================================


     The following is a schedule of future annual minimum lease payments payable after one year:

                  1998              $ 72,198
                  1999                82,803
                  2000                94,966
                  2001                70,940
                  --------------------------
                                    $320,907
                  ==========================

(11) COMMITMENTS AND CONTINGENCIES

(a) OPERATING LEASE AGREEMENTS

     During 1994, the Company entered into a leasing arrangement that provided for total availability of $609,000 from a bank. As of March 31, 1996 and April 2, 1995, the Company had utilized $405,000 of the total lease arrangement. During 1995, the bank limited the availability to $405,000. The Company also has certain other miscellaneous equipment leases. Leases expire on various dates through April 2001. Rent expense during 1996 and 1995 was approximately $238,000 and $106,000, respectively. Rent expense in 1994 was nominal.

     The annual future minimum rental obligations as of March 31, 1996 are as follows:

                  Year
                  --------------------------------------
                  1997                          $235,000
                  1998                           168,000
                  1999                            52,000
                  2000                            35,000
                  2001 and thereafter             26,000
                  --------------------------------------
                  Total                         $516,000
                  ======================================

(b) ENVIRONMENTAL MATTERS

     The Company is a party to an agreed administrative order with the Indiana Department of Environmental Management (IDEM) concerning violations of certain air emissions standards at its Scottsburg location. Prior to the execution of the order, the IDEM and the Company tenta-tively reached an agreement whereby a civil penalty would be assessed of up to $235,000 which the Company accrued and expensed in 1995. When the agreement was finalized, the penalty was reduced to $185,000. The difference of $50,000 between the estimated and actual penalty was recorded as income in 1996. In connection with this agreement, the Company installed certain environmental control equipment and structures having a total cost of approximately $600,000 in 1996.

(c) LITIGATION

     Litigation is instituted from time to time against the Company which involves routine matters incident to the Company's business. In the opinion of management, the ultimate disposition of such litigation will not have a material effect upon the Company's financial statements.

(d) UNION CONTRACT

     Hourly employees at the Company's Cincinnati plant, approximately 33% of the Company's total workforce, are covered under a union contract that expires July 15, 1996. The Company believes that it will be successful in renegotiating the contract.

(12) RESTRUCTURING PLAN

     The Company began implementing a restructuring plan in the second quarter of 1994 which resulted in a pre-tax charge to operating results of $1,777,187 primarily related to closing the Lockport facility. The restructuring charge included the anticipated loss and holding costs on property, plant and equipment to be disposed of, severance pay, and certain other costs. During 1995 the restructuring plan was completed and the difference of $85,000 between the estimated and actual costs was recorded as income.

(13) PREFERRED STOCK

     Effective March 31, 1996, 13,242 shares of Series B Convertible Preferred Stock were issued upon conversion of the entire outstanding balance, including accrued interest, of the Subordinated Convertible Notes that were issued in October 1995. The Series B Convertible Preferred Stock was issued at $40 per share and also has a liquidation value of $40 per share, plus unpaid dividends. These shares are immediately convertible , at the option of the Shareholders, into 132,420 shares of Common Stock and may be redeemed by the Company starting in May 1998. Had the Subordinated Convertible Notes been immediately converted into shares of Common Stock upon issuance in October 1995, the Common Stock would have been included in the earnings per share calculation and the primary earnings per share would have been $.53 per share.

(14) SUBSEQUENT EVENTS

     On May 1, 1996, the Company redeemed $2,200,000 of the Cincinnati Industrial Revenue Bonds with funds from the Sinking Fund Deposit account (Note
3).

     On May 2, 1996, the Company sold to Label Venture Group LLC 52,500 shares of a newly created issue of Series A Convertible Preferred Stock for $2,432,000. Each share of Series A Convertible Preferred Stock is immediately convertible, at the option of the Shareholder, into ten shares of the Company's Common Stock and may be redeemed by the Company starting in May 1998. The Series A Convertible Preferred Stock bears a preferred dividend of $4.25 per share and has a liquidation value of $50 per share, plus unpaid dividends. The Company's lenders required $1,000,000 of the proceeds to be deposited into the Company's Sinking Fund Deposit account (Note 3). The remaining proceeds are intended to support future capital expansion plans. Had the $1,000,000 of proceeds that will ultimately be used to retire a portion of the Industrial Revenue Bonds (Note 3) been received at the beginning of the 1996 fiscal year, 215,775 shares of Common Stock would have been treated as common stock equivalents in the earnings per share calculation. These common stock equivalents represent a proportional share of the net proceeds received and the total number of shares of Common Stock into which the Preferred Stock that was issued may be converted. The primary earnings per share would have been $.50 per share.

REPORT OF INDEPENDENT CERTIFIED PUBLIC

ACCOUNTANTS

To the Shareholders and Directors of
Multi-Color Corporation:

     We have audited the accompanying balance sheet of Multi-Color Corporation (an Ohio corporation) as of March 31, 1996, and the related statements of operations, shareholders' investment, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Multi-Color Corporation as of and for the years ended April 2, 1995 and April 3, 1994 were audited by other auditors whose report dated June 16, 1996, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the fiscal 1996 financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation as of March 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Cincinnati, Ohio
May 15, 1996

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

Exhibit                                                                                                              Filing
 Number                                                 Description of Exhibit                                       Status
 ------                                                 ----------------------                                       ------
10.21                    First Amendment and Waiver Agreement dated                                                    h
                         May 2, 1996
                         MANAGEMENT CONTRACTS AND COMPENSATION PLANS
10.22                    1985 Stock Option Plan                                                                        a
10.23                    1987 Stock Option Plan                                                                        a
10.24                    1992 Directors' Stock Option Plan                                                             a
10.25                    Profit Sharing/401(k) Retirement Savings Plan                                                 a
                         and Trust
10.26                    Deferred Compensation Rabbi Trust Agreement                                                   h
10.27                    Multi-Color Employee Stock Purchase Plan as                                                   g
                         amended and restated dated March 4, 1992
10.28                    Employment Agreement - William R. Cochran                                                     h
10.29                    Severance Agreement - John C. Court                                                           h
10.30                    Severance Agreement - John D. Littlehale                                                      h
10.31                    Severance Agreement - John R. Voelker                                                         h
10.32                    Severance Agreement - William R. Cochran                                                      h
11                       Computation of Earnings Per Share                                                             h
13                       Annual Report to Shareholders                                                                 h
23.1                     Consent of Grant Thornton LLP Independent                                                     i
                         Certified Public Accountants
23.2                     Consent of Arthur Andersen LLP Independent                                                    h
                         Certified Public Accountants
27                       Amended Financial Data Schedule                                                               i
99                       Form 8-K filed May 10, 1996                                                                   h

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

  h Filed as an exhibit to the Form 10-K for the 1996 fiscal year and incorporated herein by reference.

  i     Filed herewith.

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

                                              MULTI-COLOR CORPORATION
Dated:  August 5, 1996                        (Registrant)



                                              /s/William R. Cochran
                                              -------------------------------
                                              William R. Cochran
                                              Vice President, Chief Financial
                                              Officer

                             MULTI-COLOR CORPORATION
                                  EXHIBIT INDEX
                                  -------------


                   Exhibit Number                    Description of Exhibit
                   --------------                    ----------------------
                        23.1                         Consent of Grant Thornton LLP
                         27                          Amended Financial Data Schedule