Form 10-Q
period 1996-06-30
MULTI COLOR CORP
filed 1996-08-12
CIK 819220

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended      June 30, 1996
                                             ------------------------

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from               to
                                             ---------------  -------------


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


            205 W. Fourth Street, Suite 1140, Cincinnati, Ohio 45202
            --------------------------------------------------------
                    (Address of principal executive offices)

                  Registrant's telephone number - 513/381-1480

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

         Common shares, no par value - 2,276,429 (as of August 01, 1996)
         ---------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements
- ----------------------------

                             MULTI-COLOR CORPORATION
                             -----------------------

                            Statements of Operations
                            (Prepared Without Audit)
                      (Thousands except per share amounts)

                                                  Thirteen Weeks Ended
                                               ---------------------------
                                               June 30, 1996  July 2, 1995
                                               -------------  ------------
NET SALES                                         $ 11,567       $ 15,507

COST OF GOODS SOLD                                   9,821         13,439
                                                  --------       --------
Gross Profit                                         1,746          2,068

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         1,330          1,503
                                                  --------       --------
Operating Income                                  $    416       $    565

OTHER EXPENSE (INCOME)                                  (6)           (25)

INTEREST EXPENSE                                       299            377
                                                  --------       --------
Income Before Taxes                               $    123       $    213

PROVISION (CREDIT) FOR TAXES                            -0-            -0-
                                                  --------       --------
NET INCOME                                        $    123       $    213
                                                  ========       ========

NET EARNINGS PER SHARE                            $   0.03       $   0.10
                                                  ========       ========

AVERAGE NUMBER OF SHARES OUTSTANDING                 2,215          2,172
                                                  ========       ========
PREFERRED STOCK DIVIDENDS                         $     51       $     -0-
                                                  ========       ========


The accompanying notes are an integral part of this financial information.

- ----------------------------------------

                             MULTI-COLOR CORPORATION
                                 Balance Sheets
                                   (Thousands)
                                     ASSETS
                                     ------

                                                                    June 30, 1996   March 31, 1996
                                                                    -------------   ---------------
                                                                                     (Derived from
                                                                     (Prepared     Audited Financial
                                                                    Without Audit)   Statements)
CURRENT ASSETS
     Cash and Cash Equivalents                                         $     18       $     40
     Accounts Receivable                                                  3,836          4,476
     Notes Receivable                                                       111            108
     Inventories
       Raw Materials                                                      1,633          1,453
       Work in Progress                                                     448            909
       Finished Goods                                                     2,483          2,383
     Deferred Tax Benefit                                                   256            256
     Prepaid Expenses and Supplies                                          (14)            23
     Refundable Income Taxes                                                 33             33
                                                                       --------       --------
                  Total Current Assets                                 $  8,804       $  9,681
                                                                       --------       --------
SINKING FUND  DEPOSITS                                                 $  1,377       $  2,237
                                                                       --------       --------
PROPERTY, PLANT, AND EQUIPMENT                                         $ 30,048       $ 31,381
ACCUMULATED DEPRECIATION                                                (12,665)       (13,273)
                                                                       --------       --------
                                                                       $ 17,383       $ 18,108
PROPERTY, PLANT, AND EQUIPMENT HELD FOR SALE                           $  1,576           --
ACCUMULATED DEPRECIATION                                                 (1,000)          --
                                                                       --------       --------
                                                                       $    576           --
                                                                       --------       --------
DEFERRED CHARGES, net                                                  $     48       $     55
                                                                       --------       --------
NOTE RECEIVABLE                                                        $    246       $    273
                                                                       --------       --------
NOTES RECEIVABLE FROM OFFICERS/SHAREHOLDERS                            $    100       $    100
                                                                       --------       --------
                  TOTAL ASSETS                                         $ 28,534       $ 30,454
                                                                       ========       ========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                    ----------------------------------------

CURRENT LIABILITIES:
     Short-Term Debt                                                   $  1,410       $  1,892
     Current portion of long-term debt                                    1,003            953
     Current Portion of Capital Lease Obligation                             66             58
     Accounts Payable                                                     3,624          5,251
     Accrued Expenses                                                     1,410          1,531
                                                                       --------       --------
                  Total Current Liabilities                            $  7,513       $  9,685
                                                                       --------       --------
LONG-TERM DEBT, excluding current portion                              $ 12,302       $ 14,552
                                                                       --------       --------
CAPITAL LEASE OBLIGATION                                               $    298       $    321
                                                                       --------       --------
DEFERRED TAXES                                                         $    256       $    256
                                                                       --------       --------
DEFERRED COMPENSATION                                                  $    637       $    603
                                                                       --------       --------
PENSION LIABILITY                                                      $    117       $    117
                                                                       --------       --------
                  Total Liabilities                                    $ 21,123       $ 25,534
                                                                       --------       --------

SHAREHOLDERS' INVESTMENT
     Preferred Stock Series B, no par value                            $    530       $    530
     Preferred Stock Series A, no par value                               2,625           --
     Common Stock, no par value                                             218            217
     Paid-in Capital                                                      8,978          9,140
     Accumulated Deficit                                                 (4,637)        (4,709)
     Treasury Stock                                                         (45)          --
     Excess of Additional Pension Liability Over
        Unrecognized Prior Service Cost                                    (258)          (258)
                                                                       --------       --------
                   Total Shareholders' Investment                      $  7,411       $  4,920
                                                                       --------       --------
                   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT      $ 28,534       $ 30,454
                                                                       ========       ========

The accompanying notes are an integral part of this financial information.

- ----------------------------------------

                             MULTI-COLOR CORPORATION

                            Statements of Cash Flows
                            (Prepared Without Audit)
                                   (Thousands)

                                                                     Thirteen Weeks Ended
                                                                ----------------------------
                                                                June 30, 1996   July 2, 1995
                                                                -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                       $   123       $   213
   Adjustments to reconcile net income to net
     cash provided by operating activities -
     Depreciation and amortization                                      461           640
     Common stock issued for awards                                      32          --
     Increase in deferred compensation                                   34          --
     Decrease in notes receivable                                        24             4
     Net decrease of accounts receivable,
       inventories and prepaid expenses and supplies                    843         2,894
     Net decrease in accounts payable and
       accrued liabilities                                           (1,748)       (1,742)
                                                                    -------       -------
     Net cash provided by (used in) operating activities            $(  231)      $ 2,009
                                                                    -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures, net                                      $(  337)      $(  264)
     Marketable Securities sold, net                                    --             13
     Proceeds from sale of assets                                        46          --
                                                                    -------       -------
          Net cash used in investing activities                     ($  291)      ($  251)
                                                                    -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease of revolving loan including,
          non-current portion, net                                  $(  481)      $(1,472)
     Cash Dividends                                                  (   51)         --
     Sinking fund payments                                           (1,340)       (  200)
     Proceeds from issuance of preferred stock                        2,432          --
     Reductions to long term debt, including current portion           --             (78)
     Treasury Stock, net                                                (45)         --
     Repayment of Capital Lease Obligations                             (15)         --
                                                                    -------       -------
          Net cash provided by (used in) financing activities       $   500       $(1,750)
                                                                    -------       -------
          Net increase (decrease) in cash and cash equivalents      $(   22)      $     8

CASH AND CASH EQUIVALENTS, beginning of period                      $    40       $    17
                                                                    -------       -------
CASH AND CASH EQUIVALENTS, end of period                            $    18       $    25
                                                                    -------       -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Interest paid                                                  $   299       $   377
                                                                    -------       -------
     Income Taxes (refunded) paid                                   $(    3)      $     7
                                                                    -------       -------




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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Thirteen Weeks Ended June 30, 1996 Compared to the Thirteen Weeks Ended July 2, 1995

         Net sales decreased $3,940,000, or 25%, in the first quarter as compared to the same quarter of the previous year. The decrease in sales was due primarily to a 40% ($2,150,000) decrease in conventional label business. The decline in conventional label business was the result of the Company eliminating some unprofitable conventional label activities and was expected by management. The Company continues to take steps to improve the profitability of its conventional label business and may experience further sales declines as a result of these efforts.

         In-mold label sales decreased 20% ($1,880,000) in the first quarter as compared to the same quarter of the previous year. The decline in in-mold label sales was considered a temporary phenomenon tied to industry inventory conditions and should reverse itself in succeeding quarters.

         Although the gross profit decreased by $322,000 as compared to the previous year, the percentage gross profit increased from 13.3% to 15.1% on a comparative basis with lower sales volumes supporting management's commitment to lower the Company's cost structure.

         Selling, general, and administrative expenses decreased $173,000 as compared to the same prior year period. The decrease was attributable to the Company no longer using an outside consulting firm to assist with its financing restructuring as a new loan agreement was finalized with the Company's lenders on February 23, 1996.

         Interest expense decreased $78,000 as compared to the same prior year period and was the result of lower borrowings against the revolving loan.

         The net income for the period was $123,000 [$.03 per share] as compared to net income of $213,000 [$.10 per share] in the same prior year period.

Liquidity and Capital Resources

         In July 1994, the Company entered into a new Credit Agreement with PNC Bank, Ohio, National Association, and Star Bank, National Association extending through July 1997. This agreement was to provide available borrowings under the revolving line of credit of up to a maximum of $5,000,000 subject to certain borrowing base limitations, and to provide for up to an additional $1,400,000 of long-term financing for capital expenditures. During 1995, the Company was in violation of certain of its financial covenants and received waivers from its lenders with respect to these violations until April 2, 1995. In connection with the waivers, the Credit Agreement was amended to restrict the borrowing base, increase the interest rate and fees applicable to the borrowings under the Credit Agreement, and restricted the $1,400,000 term loan and lease lines. The Company remained in violation of the cashflow coverage ratio, the leverage ratio, and the current covenants until February 23, 1996, at which time, the Credit Agreement was restated. As the Company was in violation of certain covenants that gave the lenders the right to accelerate the due dates of their loans, the 1995 annual report was issued with the otherwise long-term debt classified as short-term. This resulted in a significant deterioration in the Company's working capital position.

         During 1996, management launched a three tiered initiative designed to overcome the Company's financial difficulties. First was a plan to restore the Cincinnati operations to profitability as measured on an Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) basis. Second was a strategy to continue growing the in-mold label business while improving gross margins in this area. This strategy called for consolidating all the gravure in-mold label manufacturing in the Scottsburg facility thereby increasing operating efficiencies and operating leverage. The third aspect of the initiative called for the Company to raise approximately $3,000,000 in equity to strengthen the capital structure of the Company. The Company was successful in its efforts as four consecutive quarters of profitability resulted during 1996 each having EBITDA exceeding $1,000,000. Additionally, the Company was successful in raising $500,000 in equity prior to year-end 1996 and $2,432,000 during the first quarter of 1997, supporting its commitment to strengthen its overall financial structure.

         Regaining profitability during 1996 coupled with significant improvements in cashflow and debt reduction enabled the Company to restate its loan agreement with its lenders on February 23, 1996. The Company is in compliance with all covenants. The restated loan agreement provides available borrowings under the revolving line of credit of up to $3,750,000 and a $500,000 standby letter of credit to purchase raw materials included as a sub-limit to the revolving credit facility. Additionally, the restated agreement allows for annual capital expenditures not to exceed $1,500,000.

         With the infusion of equity, the Company plans to expand the Scottsburg division during 1997 by adding capacity. Recognizing the importance of this expansion program to the overall success of the Company, the lenders amended the restated loan agreement on May 2, 1996 permitting the acquisitions associated with the Scottsburg expansion. This amendment allows total capital expenditures of $3,500,000 for 1997. Additionally, the associated covenants impacted by the increased capital expenditures were appropriately amended and the Company remains in compliance with the revised covenant requirements.

         Management believes that the additional equity acquired, coupled with the expected cash to be generated from operations, will allow it to support operations and the anticipated capital expenditures of $3,500,000 in fiscal 1997. No borrowing beyond the existing credit facilities is anticipated.

         Through the first quarter ended June 30, 1996, net cash used in operating activities was $231,000 as compared to $2,009,000 of net cash provided by operating activities through the first quarter ended July 2, 1995. Net cash used in operating activities was impacted by a significant reduction in supplier accounts payable.

         At June 30, 1996, the Company's net working capital and current ratio were $1,291,000 and 1.17 to 1, respectively, as compared to net working capital of zero and current ratio of 1 to 1 at March 31, 1996. The improvement in working capital was primarily attributable to the equity infusion which was primarily used to reduce supplier and bank debt.

         At June 30, 1996, the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

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

                                     Multi-Color Corporation
                                     (Registrant)

         Date:    August 09, 1996    By:
                                        ---------------------------------------
                                        William R. Cochran
                                        Vice President, Chief Financial Officer