Form 10-Q
period 1996-09-29
MULTI COLOR CORP
filed 1996-11-12
CIK 819220

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                            WASHINGTON, D.C. 20549
                            ----------------------
                                  FORM 10-Q
                                  ---------

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended      September 29, 1996
                                             --------------------

                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from               to
                                         --------------  ---------------

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

       Common shares, no par value - 2,276,429 (as of October 22, 1996)
       ----------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                             MULTI-COLOR CORPORATION
                             -----------------------

                            Statements of Operations
                            (Prepared Without Audit)
                      (Thousands except per share amounts)

                                                                            Thirteen Weeks Ended
                                                                 ------------------------------------------
                                                                 September 29, 1996         October 1, 1995
                                                                 ------------------         ---------------
NET SALES                                                             $ 12,125                  $ 13,158

COST OF GOODS SOLD                                                      10,109                    11,406
                                                                      --------                  --------
Gross Profit                                                             2,016                     1,752

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             1,439                     1,272
                                                                      --------                  --------
Operating Income                                                      $    577                  $    480

OTHER EXPENSE (INCOME)                                                      (6)                       25

INTEREST EXPENSE                                                           278                       337
                                                                      --------                  --------
Income Before Taxes                                                   $    305                  $    118

PROVISION (CREDIT) FOR TAXES                                                 -                         -
                                                                      --------                  --------
NET INCOME                                                            $    305                  $    118
                                                                      ========                  ========
NET EARNINGS PER SHARE                                                $   0.11                  $   0.05
                                                                      ========                  ========

AVERAGE NUMBER OF SHARES OUTSTANDING                                     2,207                     2,173
                                                                      ========                  ========

PREFERRED STOCK DIVIDENDS                                             $     70                      -
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

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements (Continued)
----------------------------------------

                                  MULTI-COLOR CORPORATION
                                  -----------------------

                                  Statements of Operations
                                  (Prepared Without Audit)
                            (Thousands except per share amounts)

                                                         Twenty-Six Weeks Ended
                                                   ----------------------------------
                                                   September 29, 1996 October 1, 1995
                                                   ------------------ ---------------

NET SALES                                               $ 23,692         $28,665

COST OF GOODS SOLD                                        19,930          24,845
                                                        --------         -------
Gross Profit                                               3,762           3,820

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               2,769           2,775
                                                        --------         -------
Operating Income                                        $    993         $ 1,045

OTHER EXPENSE (INCOME)                                       (12)           -

INTEREST EXPENSE                                             577             714
                                                        --------         -------
Income Before Taxes                                     $    428         $   331

PROVISION (CREDIT) FOR TAXES                                -               -
                                                        --------         -------
NET INCOME                                              $    428         $   331
                                                        ========         =======

NET EARNINGS PER SHARE                                  $   0.14         $  0.15
                                                        ========         =======

AVERAGE NUMBER OF SHARES OUTSTANDING                       2,218           2,173
                                                        ========         =======
PREFERRED STOCK DIVIDENDS                               $    121            -
                                                        ========         =======


The accompanying notes are an integral part of this financial information.

----------------------------------------

                            MULTI-COLOR CORPORATION
                                 Balance Sheets
                                  (Thousands)
                                     ASSETS
                                     ------

                                                                              September 29, 1996    March 31, 1996
                                                                              ------------------  -----------------
                                                                                                    (Derived from
                                                                                   (Prepared      Audited Financial
                                                                                 Without Audit)       Statements)
CURRENT ASSETS
     Cash and Cash Equivalents                                                      $     15           $     40
     Accounts Receivable                                                               5,270              4,476
     Notes Receivable                                                                    113                108
     Inventories
       Raw Materials                                                                   1,360              1,453
       Work in Progress                                                                  849                909
       Finished Goods                                                                  2,441              2,383
     Deferred Tax Benefit                                                                256                256
     Prepaid Expenses and Supplies                                                        40                 23
     Refundable Income Taxes                                                              33                 33
                                                                                    --------           --------
                  Total Current Assets                                              $ 10,377           $  9,681
                                                                                    --------           --------
SINKING FUND  DEPOSITS                                                              $  1,763           $  2,237
                                                                                    --------           --------
PROPERTY, PLANT, AND EQUIPMENT                                                      $ 30,599           $ 31,381
ACCUMULATED DEPRECIATION                                                             (13,075)           (13,273)
                                                                                    --------           --------
                                                                                    $ 17,524           $ 18,108
PROPERTY, PLANT, AND EQUIPMENT HELD FOR SALE                                        $  1,424               -
ACCUMULATED DEPRECIATION                                                              (1,000)              -
                                                                                    --------           --------
                                                                                    $    424               -
                                                                                    --------           --------
DEFERRED CHARGES, net                                                               $     25           $     55
                                                                                    --------           --------
NOTE RECEIVABLE                                                                     $    219           $    273
                                                                                    --------           --------
NOTES RECEIVABLE FROM OFFICERS/SHAREHOLDERS                                         $    100           $    100
                                                                                    --------           --------
                  TOTAL ASSETS                                                      $ 30,432           $ 30,454
                                                                                    ========           ========

                                  LIABILITIES AND SHAREHOLDERS' INVESTMENT
                                  ----------------------------------------

CURRENT LIABILITIES:
     Short-Term Debt                                                                $  2,403           $  1,892
     Current portion of long-term debt                                                 1,003                953
     Current Portion of Capital Lease Obligation                                          62                 58
     Accounts Payable                                                                  4,369              5,251
     Accrued Expenses                                                                  1,333              1,531
                                                                                    --------           --------
                  Total Current Liabilities                                         $  9,170           $  9,685
                                                                                    --------           --------
LONG-TERM DEBT, excluding current portion                                           $ 12,301           $ 14,552
                                                                                    --------           --------
CAPITAL LEASE OBLIGATION                                                            $    286           $    321
                                                                                    --------           --------
DEFERRED TAXES                                                                      $    256           $    256
                                                                                    --------           --------
DEFERRED COMPENSATION                                                               $    655           $    603
                                                                                    --------           --------
PENSION LIABILITY                                                                   $    117           $    117
                                                                                    --------           --------
                  Total Liabilities                                                 $ 22,785           $ 25,534
                                                                                    --------           --------

SHAREHOLDERS' INVESTMENT
     Preferred Stock Series B, no par value                                         $    530           $    530
     Preferred Stock Series A, no par value                                            2,625               -
     Common Stock, no par value                                                          218                217
     Paid-in Capital                                                                   8,978              9,140
     Accumulated Deficit                                                              (4,401)            (4,709)
     Treasury Stock                                                                      (45)              -
     Excess of Additional Pension Liability Over
        Unrecognized Prior Service Cost                                                 (258)              (258)
                                                                                    --------           --------
                   Total Shareholders' Investment                                   $  7,647           $  4,920
                                                                                    --------           --------
                   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                   $ 30,432           $ 30,454
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

----------------------------------------

                            MULTI-COLOR CORPORATION

                            Statements of Cash Flows
                            (Prepared Without Audit)
                                  (Thousands)

                                                                          Twenty-Six Weeks Ended
                                                                   ------------------------------------
                                                                   September 29, 1996   October 1, 1995
                                                                   ------------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                           $   428           $   331
     Adjustments to reconcile net income to net
       cash provided by operating activities -
       Depreciation and amortization                                          919             1,275
       Common stock issued for awards                                          32              --
       Increase in deferred compensation                                       52              --
       Decrease in notes receivable                                            49                31
       Net (increase) decrease of accounts receivable,
         inventories and prepaid expenses and supplies                       (730)            4,643
       Net decrease in accounts payable and
          accrued liabilities                                              (1,080)           (2,891)
                                                                          -------           -------
       Net cash provided by (used in) operating activities                $(  330)          $ 3,389
                                                                          -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures, net                                            $(  765)          $(  703)
     Marketable Securities sold, net                                         --                  13
     Proceeds from sale of assets                                              50               414
                                                                          -------           -------

         Net cash used in investing activities                            $(  715)          $(  276)
                                                                          -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) of revolving loan including,
         non-current portion, net                                         $   511           $(2,320)
     Cash Dividends                                                          (121)             --
     Sinking fund payments                                                 (1,726)             (637)
     Proceeds from issuance of preferred stock                              2,432              --
     Reductions to long term debt, including current portion                   (1)             (156)
     Treasury Stock, net                                                      (45)             --
     Repayment of Capital Lease Obligations                                   (31)             --
                                                                          -------           -------

         Net cash provided by (used in) financing activities              $ 1,019           $(3,113)
                                                                          -------           -------
         Net increase (decrease) in cash and cash equivalents             $(   26)             --

CASH AND CASH EQUIVALENTS, beginning of period                            $    40           $    16
                                                                          -------           -------
CASH AND CASH EQUIVALENTS, end of period                                  $    14           $    16
                                                                          -------           -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid                                                        $   577           $   713
                                                                          -------           -------
     Income Taxes (refunded) paid                                         $     2           $    11
                                                                          -------           -------

The accompanying notes are an integral part of this financial information.

                             MULTI-COLOR CORPORATION

                         Notes to Financial Information

Item 1.  Financial Statements
         --------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

Results of Operations

Thirteen Weeks Ended September 29, 1996 Compared to the Thirteen Weeks Ended October 1, 1995

         Net sales decreased $1,033,000, or 8%, in the second quarter as compared to the same quarter of the previous year. The decrease in sales was due primarily to a 45% ($1,497,000) decrease in conventional label business. A portion of the decline in conventional label business was the result of the Company eliminating some unprofitable conventional label activities and was expected by management. The Company continues to take steps to improve the profitability of its conventional label business and may experience further sales declines as a result of these efforts. During the quarter in conjunction with the above strategy, the Company experienced the loss of volume with a major conventional label customer as the profitability did not meet the expected returns established by management. The Company is continuing its relationship with this customer and is presently bidding on new business.

         In-mold label sales increased 3% ($199,000) and cylinder sales increased 59% ($265,000) in the second quarter as compared to the same quarter of the previous year. The growth in the in-mold label and cylinder sales is expected to continue.

         Gross profit increased by $264,000 as compared to the previous year with lower sales volumes. Additionally, the gross profit as a percentage of sales increased from 13.3% to 16.6% on a comparative basis reflecting management's commitment to lower the Company's cost structure. The increase in gross profit on a comparative basis is significant considering that the prior years gross profit results benefited from a $300,000 "out of period" supplier claim settlement.

         Selling, general, and administrative expenses increased $167,000 as compared to the same prior year period. The increase was attributable to additional staffing to handle the Scottsburg plant expansion plan and the hiring of additional in-mold label sales personnel to assist in the expected growth of in-mold label sales.

         Interest expense decreased $59,000 as compared to the same prior year period and was the result of lower borrowings against the Industrial Revenue Bonds (IRB's).

         The net income for the period was $305,000 [$.11 per share] as compared to net income of $118,000 [$.05 per share] in the same prior year period. It should be noted that prior years results benefited from a $300,000, or $.14 per share, "out of period" supplier claim settlement.

Twenty-Six Weeks Ended September 29, 1996 Compared to the Twenty-Six Weeks Ended October 1, 1995

         Net sales decreased $4,973,000 or 17%, in the first six months as compared to the same prior year period. The decrease in sales was due primarily to a 36% ($3,647,000) decrease in conventional label business. The decline in conventional label business was the result of the Company eliminating some unprofitable conventional label activities and was expected by management. The Company continues to take steps to improve the profitability of its conventional label business and may experience further sales declines as a result of these efforts. During the second quarter in conjunction with the above strategy, the Company experienced the loss of volume with a major conventional label customer as the existing profitability did not meet the expected returns established by management. The Company is continuing its relationship with this customer and is presently bidding on new business.

         In-mold label sales decreased 9.6% ($1,681,000) and cylinder sales increased 32% ($355,000) in the first six months as compared to the same prior period. The decline in in-mold label sales occurred in the first quarter and was considered a temporary phenomenon tied to industry inventory conditions. The increase in cylinder sales is directly attributable to the improved efficiency of the Graphics division allowing the Company to manufacture more cylinders internally for its customers. In-mold label and cylinder sales are projected to grow in future periods.

         Although the gross profit decreased by $58,000 as compared to the previous year, the percentage gross profit increased from 13.3% to 15.9% on a comparative basis with significantly lower sales volumes, supporting management's commitment to lower the Company's cost structure. The increase in gross profit percentage on a comparative basis is significant considering that the prior years gross profit results benefited from a $300,000 "out of period" supplier claim settlement.

         Selling, general, and administrative expenses decreased $6,000 as compared to the same prior year period. The decrease was attributable to the Company no longer using an outside consulting firm to assist with its financing during 1996 offset by additional staffing to handle the Scottsburg plant expansion plan and the hiring of additional in-mold label sales personnel during 1997 to assist with the expected growth of in-mold label sales.

         Interest expense decreased $137,000 as compared to the same prior year period and was the result of lower borrowings on the Company's IRB's.

         The net income for the period was $428,000 [$.14 per share] as compared to net income of $331,000 [$.15 per share] in the same prior year period. Prior year net income benefited from a $300,000, or $.14 per share, "out of period" supplier claim settlement.

         Hourly employees at the Company's Cincinnati plant, approximately 22% of the Company's total workforce, are covered under a union contract which expired on July 15, 1996. The Company reached a tentative agreement with the union during the second quarter; however, the tentative agreement was rejected by the union members on October 20, 1996. The union contacted the Company to continue negotiations on October 21, 1996 and the Company believes that it will be successful in renegotiating the contract.

Liquidity and Capital Resources

         In July 1994, the Company entered into a new Credit Agreement with PNC Bank, Ohio, National Association, and Star Bank, National Association extending through July 1997. This agreement was designed to provide available borrowings under the revolving line of credit of up to a maximum of $5,000,000 subject to certain borrowing base limitations, and up to an additional $1,400,000 of long-term financing for capital expenditures. During 1995, the Company was in violation of certain of its financial covenants and received waivers from its lenders with respect to these violations until April 2, 1995. In connection with the waivers, the Credit Agreement was amended to restrict the borrowing base, increase the interest rate and fees applicable to the borrowings under the Credit Agreement, and restrict the $1,400,000 term loan and lease lines. The Company remained in violation of the cashflow coverage ratio, the leverage ratio, and the current ratio covenants until February 23, 1996, at which time, the Credit Agreement was restated. As the Company was in violation of certain covenants that gave the lenders the right to accelerate the due dates of their loans, the 1995 annual report was issued with the otherwise long-term debt classified as short-term. This resulted in a significant deterioration in the Company's working capital position.

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

         With the infusion of equity, the Company plans to expand the Scottsburg division during 1997 by adding capacity. Recognizing the importance of this expansion program to the overall success of the Company, the lenders amended the restated loan agreement on May 2, 1996 permitting the equipment acquisitions and building expansion associated with the Scottsburg plant expansion. This amendment allows total capital expenditures of $3,500,000 for 1997. Additionally, the associated covenants impacted by the increased capital expenditures were appropriately amended and the Company remains in compliance with the revised covenant requirements.

         Management believes that the additional equity acquired, coupled with the expected cash to be generated from operations, will allow it to support operations and the anticipated capital expenditures of $3,500,000 in fiscal 1997. No borrowing beyond the existing credit facilities is anticipated. As of September 29, 1996, approximately $1,300,000 was available for borrowing under the revolving line of credit.

         On July 22, 1996, the February 23, 1996 restated loan agreement was amended to improve the borrowing base calculation, reduce the annual agency fees, and improve the reporting requirements of the Borrowing Base Certificate to a monthly versus weekly requirement. Additionally, the Company entered into a joint venture with Think Laboratories, Inc. of Kashiwa, Japan during the second quarter to develop the market for engraving services in the United States. Although the banks previously had verbally consented to the creation of this joint venture, the loan agreement required written consent. Therefore, the third amendment and waiver to the February 23, 1996 restated loan agreement was signed on October 31, 1996 whereby the lenders consented to the joint venture. The third amendment also increased the annual lease lines by $200,000 allowing the Company an annual exposure of $600,000 for rental payments under all lease agreements on real and personal property in support of the Company's Scottsburg plant expansion plans.

         Through the second quarter ended September 29, 1996, net cash used in operating activities was $330,000 as compared to $3,389,000 of net cash provided by operating activities through the second quarter ended October 1, 1995. Net cash used in operating activities was impacted by a significant reduction in supplier accounts payable.

         At September 29, 1996, the Company's net working capital and current ratio were $1,207,000 and 1.13 to 1, respectively, as compared to net working capital of zero and current ratio of 1 to 1 at March 31, 1996. The improvement in working capital was primarily attributable to the equity infusion which was primarily used to reduce supplier and bank debt.

         At September 29, 1996, the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

                           Part II. Other Information
                           --------------------------

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company's Annual Meeting of Shareholders was held on August 12, 1996. Each of the following matters was voted upon and approved by the Company's shareholders as indicated below:

        1.      Election of the following directors:

                (a) John C. Court, 2,087,114 votes for and 8,965 withheld.

                (b) Lorrence T. Kellar, 2,087,124 votes for and 8,955 withheld.

                (c) John D. Littlehale, 2,087,114 votes for and 8,965 withheld.

                (d) Burton D. Morgan, 1,484,613 votes for and 611,466 withheld.

                (e) David H. Pease, Jr. 2,086,624 votes for and 9,455 withheld.

                (f) Louis M. Perlman, 2,087,124 votes for and 8,955 withheld.

        2. Ratification of the appointment of Grant Thorton LLP as the Company's independent public accountants for fiscal 1997, 2,083,936 votes for, 6,630 votes against, 5,513 abstentions.


  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------
           (a)  List of Exhibits

                                                         Description
                                                         -----------

                Exhibit Number
                --------------
                10                          Third Amendment Dated October 31, 1996 to the
                                            Amended and Restated Credit, Reimbursement and
                                            Security Agreement Dated February 23, 1996.

                27                          Financial Data Schedule

                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Multi-Color Corporation
                                (Registrant)



Date:    November 7, 1996       By: /s/ William R. Cochran
                                   --------------------------------
                                   William R. Cochran
                                   Vice President, Chief Financial Officer