Form 10-Q
period 1996-12-29
MULTI COLOR CORP
filed 1997-02-10
CIK 819220

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended      December 29, 1996
                                                 -------------------------------

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from             to
                                                 -----------   ----------------

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



                      ------------------------------------

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

        Common shares, no par value - 2,276,429 (as of January 22, 1997)
        ----------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements
----------------------------

                             MULTI-COLOR CORPORATION
                             -----------------------

                              Statements OF Income
                            (Prepared Without Audit)
                      (Thousands except per share amounts)

                                                       Thirteen Weeks Ended
                                              ------------------------------------
                                              December 29, 1996  December 31, 1995
                                              -----------------  -----------------

NET SALES                                           $11,975        $12,822

COST OF GOODS SOLD                                    9,792         10,872
                                                    -------        -------

Gross Profit                                        $ 2,183        $ 1,950

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          1,433          1,457
                                                    -------        -------

Operating Income                                    $   750        $   493

OTHER EXPENSE (INCOME)                               (   13)        (   96)

INTEREST EXPENSE                                        260            358
                                                    -------        -------

Income Before Taxes                                 $   503        $   231

PROVISION (CREDIT) FOR TAXES                              -              -
                                                    -------        -------

NET INCOME                                          $   503        $   231
                                                    =======        =======

NET EARNINGS PER COMMON SHARE

Primary                                             $  0.20        $  0.10
                                                    =======        =======
Fully Diluted                                       $  0.18             NA
                                                    =======        =======

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Primary                                               2,209          2,329
                                                    =======        =======
Fully Diluted                                         2,866             NA
                                                    =======        =======

PREFERRED STOCK DIVIDENDS                           $    70        $     -
                                                    =======        =======

  NA - Diluted effect less than 3%.

  The accompanying notes are an integral part of this financial information.

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements (continued)
----------------------------------------

                             MULTI-COLOR CORPORATION
                             -----------------------

                              Statements of Income
                            (Prepared Without Audit)
                      (Thousands except per share amounts)

                                                        Thirty-Nine Weeks Ended
                                                  -----------------------------------
                                                  December 29, 1996  December 31, 1995
                                                  -----------------  -----------------

NET SALES                                              $35,667          $41,487

COST OF GOODS SOLD                                      29,722           35,717
                                                       -------          -------
Gross Profit                                           $ 5,945            5,770

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             4,202            4,232
                                                       -------          -------
Operating Income                                       $ 1,743          $ 1,538

OTHER EXPENSE (INCOME)                                  (   25)          (   96)

INTEREST EXPENSE                                           837            1,072
                                                       -------          -------
Income Before Taxes                                    $   931          $   562

PROVISION (CREDIT) FOR TAXES                                 -                -
                                                       -------          -------

NET INCOME                                             $   931              562
                                                       =======          =======

NET EARNINGS PER COMMON SHARE
Primary                                                $  0.34          $  0.24
                                                       =======          =======
Fully Diluted                                          $  0.33               NA
                                                       =======          =======

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Primary                                                  2,210            2,329
                                                       =======          =======
Fully Diluted                                            2,809               NA
                                                       =======          =======

PREFERRED STOCK DIVIDENDS                              $   191                -
                                                       =======          =======

NA - Diluted effect less than 3%.

The accompanying notes are an integral part of this financial information.

----------------------------------------

                             MULTI-COLOR CORPORATION
                                 Balance Sheets
                                   (Thousands)
                                     ASSETS
                                     ------

                                                                          December 29, 1996      March 31, 1996
                                                                          -----------------      --------------
                                                                       (Prepared Without Audit)   (Derived from
                                                                                                 Audited Financial
                                                                                                    Statements)
CURRENT ASSETS
   Cash and Cash Equivalents                                            $               312       $           40
   Accounts Receivable                                                                3,702                4,476
   Notes Receivable                                                                     116                  108
   Inventories
     Raw Materials                                                                    1,951                1,453
     Work In Progress                                                                   946                  909
     Finished Goods                                                                   3,161                2,383
   Deferred Tax Benefit                                                                 256                  256
   Prepaid Expenses and Supplies                                                        113                   23
   Refundable Income Taxes                                                               33                   33
                                                                        -------------------       --------------
               Total Current Assets                                     $            10,590       $        9,681
                                                                        -------------------       --------------
SINKING FUND DEPOSITS                                                   $               414       $        2,237
                                                                        -------------------       --------------
PROPERTY, PLANT, AND EQUIPMENT                                          $            30,627       $       31,381
                                                                        -------------------       --------------
ACCUMULATED DEPRECIATION                                                 (           13,268)       (      13,273)
                                                                        -------------------       --------------
                                                                        $            17,359       $       18,108
PROPERTY, PLANT AND EQUIPMENT HELD FOR SALE                             $             1,615       $            -
ACCUMULATED DEPRECIATION                                                 (            1,020)                   -
                                                                        -------------------       --------------
                                                                        $               595       $            -
                                                                        -------------------       --------------
DEFERRED CHARGES, net                                                   $                 4       $           55
                                                                        -------------------       --------------
NOTE RECEIVABLE                                                         $               191       $          273
                                                                        -------------------       --------------
NOTES RECEIVABLE FROM OFFICERS/SHAREHOLDERS                             $               100       $          100
                                                                        -------------------       --------------
            TOTAL ASSETS                                                $            29,253       $       30,454
                                                                        ===================       ==============

                        LIABILITIES AND SHAREHOLDERS' INVESTMENT
                        ----------------------------------------

CURRENT LIABILITIES:
   Short-Term Debt                                                      $             2,078        $       1,892
   Current portion of long-term debt                                                  1,003                  953
   Current portion of Capital Lease Obligation                                           64                   58
   Accounts Payable                                                                   4,551                5,251
   Accrued Expenses                                                                   1,361                1,531
                                                                        -------------------       --------------
              Total Current Liabilities                                 $             9,057        $       9,685
                                                                        -------------------       --------------
LONG-TERM DEBT, excluding current portion                               $            10,300        $      14,552
                                                                        -------------------       --------------
CAPITAL LEASE OBLIGATION                                                $               268        $         321
                                                                        -------------------       --------------
DEFERRED TAXES                                                          $               256        $         256
                                                                        -------------------       --------------
DEFERRED COMPENSATION                                                   $               675        $         603
                                                                        -------------------       --------------
PENSION LIABILITY                                                       $               118        $         117
                                                                        -------------------       --------------
                 Total Liabilities                                      $            20,674        $      25,534
                                                                        -------------------       --------------
MINORITY INTEREST                                                       $               100        $           -
                                                                        -------------------       --------------
SHAREHOLDERS' INVESTMENT
   Preferred Stock Series B, no par value                               $               530        $         530
   Preferred Stock Series A, no par value                               $             2,625        $           -
   Common Stock, no par value                                           $               217        $         217
   Paid-in Capital                                                      $             9,378        $       9,140
   Accumulated Deficit                                                   (            3,968)        (      4,709)
   Treasury Stock                                                        (               45)                   -
   Excess of Additional Pension Liability Over
     Unrecognized Prior Service Costs                                    (              258)        (        258)
                                                                        -------------------       --------------
          Total Shareholders' Investment                                $             8,479        $       4,920
                                                                        -------------------       --------------
          TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                $            29,253        $      30,454
                                                                        ===================        =============

The accompanying notes are an integral part of this financial information.

----------------------------------------

                             MULTI-COLOR CORPORATION

                            Statements of Cash Flows
                            (Prepared Without Audit)
                                   (Thousands)

                                                                       Thirty-Nine Weeks Ended
                                                               -----------------------------------------
                                                               December 29, 1996      December 31, 1995
                                                               -----------------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                  $           931     $            562

     Adjustments to reconcile net income to net
        cash provided by operating activities -
        Depreciation and amortization                                      1,389                1,742
        Common stock issued for awards                                        32                    -
        Increase in deferred compensation                                     72                    -
        Decrease in notes receivable                                          74                   69
        Net (increase) decrease of accounts receivable,
          inventories and prepaid expenses and supplies           (          643)               4,530
        Net decrease in accounts payable and
            accrued liabilities                                   (          870)     (         3,883)
                                                                 ---------------     ----------------
        Net cash provided by operating activities                $           985     $          3,020
                                                                 ---------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures, net                                   $(        1,492)     $(          985)
     Marketable Securities sold, net                                           -                   13
     Proceeds from Investment in Joint Venture                               500                    -
     Proceeds from sales of assets                                           324                  414
                                                                 ---------------     ----------------
            Net cash used in investing activities                $(          668)     $(          558)
                                                                 ---------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) of revolving loan including,
            non-current portion, net                             $           185      $(        1,867)
     Increase in convertible subordinated note                                 -                  514
     Cash Dividends                                               (          191)                   -
     Sinking fund payments                                        (        2,377)      (          869)
     Proceeds from issuance of preferred stock                             2,432                    -
     Reductions to long term debt, including current portion      (            2)      (          233)
     Treasury Stock, net                                          (           45)                   -
     Repayment of Capital Lease Obligations                       (           47)                   -
                                                                 ---------------     ----------------
            Net cash used in financing activities                $(           45)     $(        2,455)
                                                                 ---------------     ----------------
            Net increase in cash and cash equivalents            $           272      $             7

CASH AND CASH EQUIVALENTS, beginning of period                   $            40      $            16
                                                                 ---------------     ----------------
CASH AND CASH EQUIVALENTS, end of period                         $           312      $            23
                                                                 ---------------     ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Interest paid                                              $           837      $         1,071
                                                                 ---------------     ----------------
      Income Taxes paid                                          $             4      $            46
                                                                 ---------------     ----------------

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations

Thirteen Weeks Ended December 29, 1996 Compared to the Thirteen Weeks Ended December 31, 1995

         Net sales decreased $847,000, or 7%, in the third quarter as compared to the same quarter of the previous year. The decrease in sales was due primarily to a 35% ($1,573,000) decrease in conventional label business. A portion of the decline in conventional label business was the result of the Company eliminating some unprofitable conventional label activities and was expected by management. The Company continues to take steps to improve the profitability of its conventional label business and may experience further sales declines as a result of these efforts. During the quarter in conjunction with the above strategy, the Company experienced the loss of volume with a major conventional label customer as the profitability did not meet the expected returns established by management. The Company is continuing its relationship with this customer and was awarded some new business during the quarter which met the profitability standards.

         In-mold label sales increased 8% ($627,000) and cylinder sales increased 18% ($99,000) in the third quarter as compared to the same quarter of the previous year. The growth in the in-mold label and cylinder sales is expected to continue.

         Gross profit increased by $233,000 as compared to the previous year with lower sales volumes. Additionally, the gross profit as a percentage of sales increased from 15.2% to 18.2% on a comparative basis reflecting management's commitment to lower the Company's cost structure. The 18.2% third quarter gross profit represented record performance for the Company.

         Selling, general, and administrative expenses decreased $24,000 as compared to the same prior year period. The decrease was attributable to the Company no longer using an outside consulting firm to assist with its financing during fiscal 1996 offset by additional staffing to handle the Scottsburg expansion plan and the hiring of additional label sales personnel during fiscal 1997 to expand in-mold label sales.

         Interest expense decreased $98,000 as compared to the same prior year period and was the result of lower borrowings against the Industrial Revenue Bonds (IRB's).

         The net income for the period was $503,000 [$.20 per share] as compared to net income of $231,000 [$.10 per share] in the same prior year period.

Thirty-Nine Weeks Ended December 29, 1996 Compared to the Thirty-Nine Weeks Ended December 31, 1995

         Net sales decreased $5,820,000 or 14%, in the first nine months as compared to the same prior year period. The decrease in sales was due primarily to a 36% ($5,220,000) decrease in conventional label business. The decline in conventional label business was the result of the Company eliminating some unprofitable conventional label activities and was expected by management. The Company continues to take steps to improve the profitability of its conventional label business and may experience further sales declines as a result of these efforts. During the second and third quarters in conjunction with the above strategy, the Company experienced the loss of volume with a major conventional label customer as the existing profitability did not meet the expected returns established by management. The Company is continuing its relationship with this customer and was awarded some new business during the third quarter which met the profitability standards.

         In-mold label sales decreased 4.2% ($1,054,000) and cylinder sales increased 27% ($454,000) in the first nine months as compared to the same prior period. The decline in in-mold label sales occurred in the first quarter and was considered a temporary phenomenon tied to industry inventory conditions. The increase in cylinder sales is directly attributable to the improved efficiency of the Graphics division allowing the Company to manufacture more cylinders internally for its customers. In-mold label and cylinder sales are projected to grow in future periods.

         Gross profit increased by $175,000 as compared to the previous year with lower sales volume. Additionally, the percentage gross profit increased from 13.9% to 16.7% on a comparative basis supporting management's commitment to lower the Company's cost structure. The increase in gross profit percentage on a comparative basis is significant considering that the prior years gross profit results benefited from a $300,000 "out of period" supplier claim settlement.

         Selling, general, and administrative expenses decreased $30,000 as compared to the same prior year period. The decrease was attributable to the Company no longer using an outside consulting firm to assist with its financing during fiscal 1996 offset by additional staffing to handle the Scottsburg plant expansion plan and the hiring of additional in-mold label sales personnel during fiscal 1997 to assist with the expected growth of in-mold label sales.

         Interest expense decreased $235,000 as compared to the same prior year period and was the result of lower borrowings on the Company's IRB's.

         The net income for the period was $931,000 [$.34 per share] as compared to net income of $562,000 [$.24 per share] in the same prior year period. Prior year net income benefited from a $300,000, or $.13 per share, "out of period" supplier claim settlement.

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

         Management believes that the additional equity acquired, coupled with the expected cash to be generated from operations, will allow it to support operations and the anticipated capital expenditures of $3,500,000 in fiscal 1997. No borrowing beyond the existing credit facilities is anticipated. As of December 29, 1996, approximately $1,487,000 was available for borrowing under the revolving line of credit.

         On July 22, 1996, the February 23, 1996 restated loan agreement was amended to improve the borrowing base calculation, reduce the annual agency fees, and improve the reporting requirements of the Borrowing Base Certificate to a monthly versus weekly requirement. Additionally, the Company entered into a joint venture with Think Laboratories, Inc. of Kashiwa, Japan, through a new corporation entitled Laser Graphic Systems, Incorporated, during the second quarter to develop the market for engraving services in the United States. Although the banks previously had verbally consented to the creation of this joint venture, the loan agreement required written consent. Therefore, the third amendment and waiver to the February 23, 1996 restated loan agreement was signed on October 31, 1996 whereby the lenders consented to the joint venture. The third amendment also increased the annual lease lines by $200,000 allowing the Company an annual exposure of $600,000 for rental payments under all lease agreements on real and personal property in support of the Company's Scottsburg plant expansion plans.

         On January 9, 1997, the Company and its lenders, PNC Bank, Ohio, National Association, and Star Bank, National Association, entered into a new Credit Agreement extending through July 31, 1998. The new loan agreement provides borrowings under the revolving line of credit of up to $4,500,000 and a $500,000 standby letter of credit to purchase raw materials included as a sub-limit to the revolving credit facility. The agreement also allows the Company to make capital expenditures of $3,200,000 during fiscal year 1997, $2,600,000 during fiscal year 1998, and $1,800,000 during fiscal year 1999 in support of its capital expansion program. Unexpended amounts during one fiscal year can be accumulated and carried over to the next fiscal year. Additionally, the new agreement allows the Company an annual exposure of $600,000 for rental payments under all lease agreements on real and personal property. The new agreement also reduces the fee structure of the Company's loan portfolio and establishes reduced interest rates if certain performance targets are accomplished.

         PNC Bank, Ohio, National Association, and Star Bank, National Association, also entered into a new loan agreement on January 9, 1997 with Laser Graphic Systems, Incorporated providing a revolving line of credit of $500,000 through June 30, 2002.

         Through the third quarter ended December 29, 1996, net cash provided by operating activities was $985,000 as compared to $3,020,000 of net cash provided by operating activities through the third quarter ended December 31, 1995.

         At December 29, 1996, the Company's net working capital and current ratio were $1,533,000 and 1.17 to 1, respectively, as compared to net working capital of zero and current ratio of 1 to 1 at March 31, 1996. The improvement in working capital was primarily attributable to the equity infusion which was primarily used to reduce supplier and bank debt.

         At December 29, 1996, the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

                           Part II. Other Information
                           --------------------------


  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  List of Exhibits

                                                     Description
                                                     -----------

                Exhibit Number
                --------------

                10.1                      Third Amendment Dated October 31, 1996 to the
                                          Amended and Restated Credit, Reimbursement and
                                          Security Agreement Dated February 23, 1996.

                10.2                      Second Amended and Restated Credit, Reimbursement
                                          and Security Agreement, Original Dated July 15, 1995,
                                          Restated Dated January 9, 1997.

                10.3                      Credit Facility Dated January 9, 1997 for Laser Graphic
                                          Systems, Incorporated

                27                        Financial Data Schedule

                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Multi-Color Corporation
                                     (Registrant)




Date:    February    , 1997          By: /s/ William R. Cochran
                                        ----------------------------------------
                                         William R. Cochran
                                         Vice President, Chief Financial Officer