Form 10-K
period 1997-03-30
MULTI COLOR CORP
filed 1997-06-27
CIK 819220

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended March 30, 1997
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____________

                         Commission File Number 0-16148

                            MULTI-COLOR CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

OHIO                                                              31-1125853
----                                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

250 WEST FOURTH STREET, CINCINNATI, OHIO                               45202
----------------------------------------                               -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (513) 381-1480

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

The aggregate market value of voting stock based on a closing price of $7.125 per share held by nonaffiliates of the registrant is $10,260,812 as of June 16, 1997.

As of June 16, 1997, 2,277,679 shares of common stock, no par value, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 30, 1997 which are furnished to the Commission pursuant to Rule 14a-3(b) are incorporated by reference in Part II.

Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

The Company constructed a rotogravure printing plan in Scottsburg, Indiana in 1990. This plant was built to provide additional printing capacity and capabilities to meet the changing needs of the marketplace.

Both of the above facilities were primarily financed by $9.0 million in industrial revenue bonds.

During the second quarter of fiscal 1997, the Company started a new entity with Think Laboratories, Inc. of Kashiwa, Japan, through a new corporation owned 80% by the Company and entitled Laser Graphic Systems, Incorporated, to develop the market for engraving services in the United States. The Company also initiated an expansion of its Scottsburg, Indiana facility which entails doubling the existing capacity of the Scottsburg, Indiana plant during 1997; such expansion supports the continued growth expected in the in-mold and other label markets.

The Company's executive offices are located at 205 West Fourth Street, Cincinnati, Ohio 45202, and its telephone number is (513)381-1480. Unless the context otherwise requires, the "Company" and "Multi-Color" refer to Multi-Color Corporation and its predecessors, including the label divisions of Georgia-Pacific.

PRODUCTS

The Company's predecessors began producing paper labels in 1918 and the Company has maintained many customer relationships that have existed since that time. Multi-Color produces labels which are used to wrap products or are affixed to finished product containers. These labels are printed for chewing gum, canned food products, bottled (glass and plastic) products, boxed consumer products, automotive liquid products, and personal care products. In addition, the Company produces gift wrap.

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

Multi-Color provides printed in-mold labels to consumer product companies and, in addition, sells the unprinted in-mold label substrate to other label printing companies. In-mold labels produced by Multi-Color are used on liquid consumer product containers for laundry detergents, fabric softeners, fruit juices, bleach, anti-freeze, dishwashing detergents, vegetable oils, and personal care products.

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

                  Campbell Soup Company         Gibson Greetings, Inc.
                  Colgate-Palmolive Company     Lever Brothers Company
                  The Clorox Company            The Procter & Gamble Company
                  The Coca-Cola Company         Wm. Wrigley Jr. Company
                  First Brands Corporation      Tropicana Products, Inc.
                  Reckitt & Colman              Prestone Products
                  The Dial Corp.                Dow Brands

Campbell Soup Company, and Wm. Wrigley Jr. Company have been customers since at least 1921.

The Company's marketing efforts are directed toward obtaining new customers and increasing the Company's share of existing customers' overall label requirements by meeting their specialized and technical label needs. The Company's marketing strategy is to emphasize those sectors where Multi-Color's equipment and expertise distinguish the Company from other label producers. The Company maintains a marketing staff of eleven people who are responsible for developing innovative solutions, including new labels, for customers' label needs.

Approximately 51% of the Company's total sales in fiscal 1997 were to three customers: The Procter & Gamble Company, 27% (divided among six product categories and three separate buyers); Wm. Wrigley Jr. Company, 13%; and Alvin Press, 11%. The loss or substantial reduction of the business of any of the major customers would have a material adverse effect on the Company.

PRINTING OPERATIONS

Multi-Color's printing equipment includes rotogravure printing presses in its Scottsburg plant and letterset printing presses and lithographic presses in its Cincinnati plant. All of the Company's presses are capable of multi-color, high-speed and high-quality graphic printing. The Company also has a wide variety of cutting and finishing equipment used to process printed material. The wide range of capabilities and versatility provided by the Company's equipment permits it to respond rapidly to changing customer needs, including the development of new products.

Multi-Color currently uses its letterset printing capacity exclusively for printing gum wrappers for Wm. Wrigley Jr. Company.

The Company does not maintain backlogs of advance purchase commitments because these figures are not necessarily a reliable indicator of long-term business activity.

RESEARCH AND DEVELOPMENT

Multi-Color believes research and development of new products helps it maintain its leading position in the in-mold label business. While the process for making paper in-mold labels is not patented, Multi-Color believes its experience and expertise related to the production of in-mold labels have enabled it to maintain its leadership in the in-mold label and substrate market.

The Company's emphasis is to develop and market new products for applications where superior technical characteristics are required. Multi-Color developed and is successfully marketing a range of plastic in-mold labels for applications in which plastic containers are subjected to more demanding physical requirements.

Multi-Color's research and development expenditures totaled $246,000 in fiscal 1997, $141,000 in fiscal 1996 and $183,000 in fiscal 1995.

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

EMPLOYEES

As of March 30, 1997, the Company had 227 employees, of whom 70 were salaried and 157 were hourly. Hourly employees at its Cincinnati plant are represented by national unions under contracts which expired on July 15, 1996. Multi-Color considers its labor relations to be good and has not experienced any work stoppages since the Acquisition.

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

ITEM 2.    PROPERTIES

Multi-Color operates three production facilities. The Company's Cincinnati plant is housed in a 300,000 square foot building situated on seven acres of land. With the downsizing of Cincinnati, the Company is currently using only approximately 50,000 square feet of this facility. The Scottsburg, Indiana plant has 56,300 square feet and is situated on 14 acres, 30 miles north of Louisville. The Boone county facility, housing its Multi-Color Graphics division, has approximately 12,000 square feet and is located on approximately 3 acres, 10 miles south of Cincinnati. The Company owns the real estate constituting all of its plant sites. The land and buildings of all the plant sites are encumbered by mortgages in favor of PNC Bank, Ohio, National Association, as agent under the Company's credit facility. The Company's executive offices are located at 205 West Fourth Street, Cincinnati, Ohio in approximately 5,000 square feet of leased office space. The Company believes its properties are adequate for its present and anticipated needs, are in good condition, are well-maintained and are suitable for the Company's intended uses.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ending March 30, 1997.

                                    PART II
                                    -------

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

Market Information and Dividend Policy on pages 1 and 23 of the 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial Data on page 1 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 6 through 10 of the 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related notes together with the Report of Independent Certified Public Accountants, appearing on pages 11 through 22 of the 1997 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant's Report on Form 8-K filed March 9, 1996 is incorporated herein by reference.

                                    PART III
                                    --------

ITEMS 10, 11, 12 and 13 are incorporated by reference to the Registrant's Proxy Statement for its 1997 Annual Shareholders' Meeting which will be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year.

                                    PART IV
                                    -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)     Financial Statements

           The following consolidated financial statements of Multi-Color Corporation, the related notes, and the Report of Independent Certified Public Accountants, included in the 1997 Annual Report to Shareholders, are incorporated herein by reference.

           Consolidated Statements of Operations for the years ended March 30, 1997, March 31, 1996 and April 2, 1995.

[FN]
           Consolidated Balance Sheets as of March 30, 1997 and March 31, 1996.

           Consolidated Statements of Shareholders' Investment for the years ended March 30, 1997, March 31, 1996 and April 2, 1995.

           Consolidated Statements of Cash Flows for the years ended March 30, 1997, March 31, 1996 and April 2, 1995.

           Notes to Consolidated Financial Statements

           Report of Grant Thornton LLP, Independent Certified Public
           Accountants

(a)(2)     Financial Statement Schedules

           The report of the Registrant's predecessor accountant is set forth below. All other schedules have been omitted because either they are not required or the information is included in the consolidated financial statements and notes thereto.

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

June 16, 1996
Cincinnati, Ohio                                        Arthur Andersen LLP

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Multi-Color Corporation

We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) as of March 30, 1997, and March 31, 1996, and the related consolidated statements of operations, shareholders' investment, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Multi-Color Corporation as of and for the year ended April 2, 1995, were audited by other auditors whose report dated June 16, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the fiscal 1997 and 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Color Corporation as of March 30, 1997, and March 31, 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

May 14, 1997                                                 Grant Thornton LLP
Cincinnati, Ohio

(a)(3)     List of Exhibits

Exhibit                                                                  Filing
 Number                  Description of Exhibit                          Status
 ------                  ----------------------                          ------

 3(i)      Amended and Restated Articles of Incorporation                   h
 3(ii)     Amendment to Amended and Restated Articles of                    h
             Incorporation
 3(iii)    Amended and Restated Code of Regulations                         a
  10.1     Waiver, Amendment and Restatement of Credit,                     h
             Reimbursement and Security Agreement dated
             February 23, 1996
  10.2     Irrevocable Letter of Credit dated July 19                       b
             1994 from PNC Bank, Ohio, National Association
             covering $5,750,000 City of Scottsburg, Indiana
             Economic Development Revenue Bonds
  10.3     Trust Indenture securing City of Scottsburg,                     e
             Indiana Economic Development Revenue Series
             1989 dated as of October 1, 1989
  10.4     Patent and License Security Agreement dated                      e
             November 6, 1989 by the Company and Barclays
             Business Credit, Inc.
  10.5     Bond Purchase Agreement for $5,750,000 City of                   e
             Scottsburg, Indiana Economic Development Revenue
             Bonds Series 1989
  10.6     Remarketing Agreement dated October 1, 1989 by                   e
             and among the Company, The Ohio Company and
             The PNC Bank (Formerly The Central Trust
             Company, N.A.
  10.7     Loan Agreement between the Company and Port                      e
             Authority of Cincinnati and Hamilton County
             dated as of November 1, 1985
  10.8     Amendment to Loan Agreement between the                          e
             Company and Port Authority of Cincinnati and
             Hamilton County
  10.9     First Refusal Agreement among the Company's                      a
             shareholders
  10.10    Loan Agreement between City of Scottsburg,                       e
             Indiana and Multi-Color dated October 1, 1989
             for $5,750,000
  10.11    Trust Indenture securing County of Boone,                        e
             Kentucky Industrial Building Revenue Bonds,
             Series 1989 dated as of December 1, 1989
  10.12    Loan Agreement between County of Boone,                          e
             Kentucky and Multi-Color for $3,250,000 dated
             as of December 1, 1989
  10.13    Remarketing Agreement dated as of December 1,                    e
             1989 by and among the Company, The Ohio
             Company and The PNC Bank (Formerly The Central
             Trust Company, N.A.)
  10.14    Remarketing Agreement dated October 1, 1989 by                   e
             and among the Company, The Ohio Company and
             The PNC Bank (Formerly The Central Trust
             Company, N.A.)
  10.15    Irrevocable Letter of Credit dated July 19,                      b
             1994 from PNC Bank, Ohio, National Association covering $3,250,000 County of Boone, Kentucky
             Industrial Building Revenue Bonds

  10.16    Bond Purchase Agreement for $3,250,000 County                    b
             of Boone, Kentucky Industrial Building Revenue
             Bonds Series 1989
  10.17    Trust Indenture securing Port Authority of                       b
             Cincinnati and Hamilton County, Ohio Industrial
             Revenue Development Bonds dated November 1, 1985
  10.18    Supplemental Trust Indenture to Trust Indenture                  b
             securing Port Authority of Cincinnati and
             Hamilton County Ohio Industrial Development
             Revenue Bonds
  10.19    Irrevocable Letter of Credit dated July 19,                      b
             1994 from PNC Bank, Ohio, National Association
             covering $6,500,000 Port Authority of Cincinnati
             and Hamilton County, Ohio Industrial Revenue
             Development Bonds
  10.20    Substituted Revolving Note dated February 23, 1996               h
             made by the Company to PNC Bank, Ohio, National
             Association, in the Principal amount of $1,875,000
  10.21    Substituted Revolving Note dated February 23, 1996               h
             made by the Company to Star Bank, National Association
             in the principal amount of $1,875,000
  10.22    First Amendment and Waiver Agreement dated May 2, 1996           h
  10.23    Second Amended and Restated Credit, Reimbursement and            i
           Security Agreement among the Company, PNC Bank, Ohio,
           National Association, and Star Bank, National
             Association dated January 9, 1997
  10.24    Loan Agreement between Laser Graphic Systems, Incorporated       i
             and PNC Bank, Ohio, National Association dated as of
             January 9, 1997
  10.25    First Amendment to January 9, 1997 Credit Agreement,             i
             effective as of February 25, 1997
  10.26    Second Amendment to January 9, 1997 Credit Agreement,            i
             effective as of April 1, 1997
  10.27    Agreement between the Company and Think Laboratory Co. LTD       i
             dated July 1, 1996
  10.28    Loan Agreement between the Company and City of Scottsburg,       i
             Indiana, dated as of April 1, 1997 for $3,000,000

                  MANAGEMENT CONTRACTS AND COMPENSATION PLANS

  10.29    1985 Stock Option Plan                                           a
  10.30    1987 Stock Option Plan                                           a
  10.31    1992 Directors' Stock Option Plan                                a
  10.32    Profit Sharing/401(k) Retirement Savings Plan and Trust          a
  10.33    Deferred Compensation Rabbi Trust Agreement                      h
  10.34    Multi-Color Employee Stock Purchase Plan as                      g
             amended and restated dated March 4, 1992
  10.35    1997 Stock Option Plan                                           j
  10.36    Employment Agreement - William R. Cochran                        h
  10.37    Severance Agreement - John C. Court                              h
  10.38    Severance Agreement - John D. Littlehale                         h
  10.39    Severance Agreement - John R. Voelker                            h
  10.40    Severance Agreement - William R. Cochran                         h
   11      Computation of Earnings Per Share                                h
   13      Annual Report to Shareholders                                    i(1)

--------
       (1) Only portions of the 1997 Annual Report to Shareholders specifically incorporated by reference to this Form 10-K are filed herewith. A supplemental paper copy of the 1997 Annual Report to Shareholders has been provided to the Securities and Exchange Commission for informational purposes only.

  23.1            Consent of Grant Thornton LLP Independent                   i
                    Certified Public Accountants
  23.2            Consent of Arthur Andersen LLP Independent                  i
                    Certified Public Accountants
   27             Financial Data Schedule                                     h
   99             Form 8-K filed May 10, 1996                                 h


-------

  a Filed as an exhibit to Registration Statement #33-51772 and incorporated herein by reference.

  b Filed as an exhibit to the Form 10-K for the 1994 fiscal year and incorporated herein by reference.

  c Filed as an exhibit to the Form 10-K for the 1990 fiscal year and incorporated herein by reference.

  f Filed as an exhibit to the Form 10-K for the 1993 fiscal year and incorporated herein by reference.

  g   Filed as an exhibit to the Form 8-K filed on March 16, 1992.

  h Filed as an exhibit to the Form 10-K for the 1996 fiscal year and incorporated herein by reference.

  i   Filed herewith.

  j Filed as an exhibit to the 1997 Proxy Statement and incorporated herein by reference.

  (b) Reports on Form 8-K.

      None  filed during the fourth quarter.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MULTI-COLOR CORPORATION
Dated:   June 27, 1997                       (Registrant)

                                             /s/ John C. Court
                                             ----------------------------------
                                             John C. Court
                                             President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

          Name                    Capacity                          Date

/s/ John C. Court                Chairman of the Board of          June 27, 1997
---------------------------      Directors, President, and
John C. Court                    Chief Executive Officer


/s/ John D. Littlehale           Vice President, Manufacturing     June 27, 1997
---------------------------      Secretary, and Director
John D. Littlehale

/s/ William R. Cochran           Vice President,                   June 27, 1997
---------------------------      Chief Financial Officer
William R. Cochran               (Principal Financial Officer
                                 and Principal Accounting
                                 Officer)


/s/ Burton D. Morgan             Director                          June 27, 1997
---------------------------
Burton D. Morgan


/s/  Lorrence T. Kellar          Director                          June 27, 1997
---------------------------
Lorrence T. Kellar


/s/ David H. Pease, Jr.          Director                          June 27, 1997
---------------------------
David H. Pease, Jr.


/s/ Louis M. Perlman             Director                          June 27, 1997
---------------------------
Louis M. Perlman