Form 10-Q
period 1997-06-29
MULTI COLOR CORP
filed 1997-08-06
CIK 819220

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended      June 29, 1997
                                        ----------------------------------

                                       OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to
                                       ----------------   -----------------

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

                                    Yes X   No
                                       ----   ----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Common shares, no par value - 2,277,679 (as of August 01, 1997)
         ---------------------------------------------------------------


                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements
----------------------------

                             MULTI-COLOR CORPORATION
                             -----------------------

                            Statements of Operations
                            (Prepared Without Audit)
                      (Thousands except per share amounts)

                                                         Thirteen Weeks Ended
                                                    -----------------------------
                                                    June 29, 1997   June 30, 1996
                                                    -------------   -------------
NET SALES                                              $ 11,484        $ 11,567

COST OF GOODS SOLD                                        9,664           9,821
                                                       --------        --------
Gross Profit                                              1,820           1,746

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              1,398           1,330
                                                       --------        --------
Operating Income                                       $    422        $    416

OTHER EXPENSE (INCOME)                                       (2)             (6)

INTEREST EXPENSE                                            267             299
                                                       --------        --------
Income Before Taxes                                    $    157        $    123

PROVISION (CREDIT) FOR TAXES                                -0-             -0-
                                                       --------        --------
NET INCOME                                             $    157        $    123
                                                       ========        ========

NET EARNINGS PER SHARE COMMON SHARE

Primary                                                $   0.04        $   0.03
                                                       ========        ========
Fully Diluted                                                NA              NA
                                                       ========        ========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Primary                                                   2,213           2,215
                                                       ========        ========
Fully Diluted                                                NA              NA
                                                       ========        ========

PREFERRED STOCK DIVIDENDS                              $     70        $     51
NA - diluted effect less than 3%                       ========        ========

The accompanying notes are an integral part of this financial information.

Item 1. Financial Statements (Continued)
----------------------------------------

                                       MULTI-COLOR CORPORATION
                                           Balance Sheets
                                             (Thousands)
                                               ASSETS
                                               ------

                                                             June 29, 1997  March 30, 1997
                                                             -------------  --------------
                                                                            (Derived from
                                                                (Prepared   Audited Financial
                                                              Without Audit)  Statements)

CURRENT ASSETS
     Cash and Cash Equivalents                                   $     96       $     81
     Accounts Receivable                                            3,811          3,249
     Notes Receivable                                                 121            118
     Inventories
       Raw Materials                                                2,331          1,649
       Work in Progress                                               755            641
       Finished Goods                                               1,540          2,802
     Deferred Tax Benefit                                             241            241
     Prepaid Expenses and Supplies                                     58             92
     Refundable Income Taxes                                           46             46
                                                                 --------       --------
                  Total Current Assets                           $  8,999       $  8,919
                                                                 --------       --------
RESTRICTED CASH (IRB PROCEEDS)                                   $    561           --
                                                                 --------       --------
SINKING FUND  DEPOSITS                                           $    371       $     74
                                                                 --------       --------
PROPERTY, PLANT, AND EQUIPMENT                                   $ 34,695       $ 33,466
ACCUMULATED DEPRECIATION                                          (14,186)       (14,382)
                                                                 --------       --------
                                                                 $ 20,509       $ 19,084
                                                                 --------       --------
PROPERTY, PLANT, AND EQUIPMENT HELD FOR SALE                     $  1,221       $    440
ACCUMULATED DEPRECIATION                                             (941)          (296)
                                                                 --------       --------
                                                                 $    280       $    144
                                                                 --------       --------
DEFERRED CHARGES, net                                            $     74       $      3
                                                                 --------       --------
NOTE RECEIVABLE                                                  $    134       $    163
                                                                 --------       --------
NOTES RECEIVABLE FROM OFFICERS/SHAREHOLDERS                      $    100       $    100
                                                                 --------       --------
                  TOTAL ASSETS                                   $ 31,028       $ 28,487
                                                                 ========       ========

          LIABILITIES AND SHAREHOLDERS' INVESTMENT
          ----------------------------------------
CURRENT LIABILITIES:
     Short-Term Debt                                             $  1,461       $  2,294
     Current portion of long-term debt                              1,003          1,003
     Current Portion of Capital Lease Obligation                      112            114
     Accounts Payable                                               4,572          3,632
     Accrued Expenses                                                 575          1,215
                                                                 --------       --------
                  Total Current Liabilities                      $  7,723       $  8,258
                                                                 --------       --------
LONG-TERM DEBT, excluding current portion                        $ 12,600       $  9,600
                                                                 --------       --------
CAPITAL LEASE OBLIGATION                                         $    278       $    302
                                                                 --------       --------
DEFERRED TAXES                                                   $    241       $    241
                                                                 --------       --------
DEFERRED COMPENSATION                                            $    720       $    692
                                                                 --------       --------
PENSION LIABILITY                                                $      1       $      1
                                                                 --------       --------
                  Total Liabilities                              $ 21,563       $ 19,094
                                                                 --------       --------

MINORITY INTEREST                                                $    471       $    486
                                                                 --------       --------
SHAREHOLDERS' INVESTMENT
     Preferred Stock Series B, no par value                      $    530       $    530
     Preferred Stock Series A, no par value                         2,418          2,418
     Common Stock, no par value                                       218            218
     Paid-in Capital                                                9,175          9,175
     Accumulated Deficit                                           (3,256)        (3,343)
     Treasury Stock                                                   (45)           (45)
     Excess of Additional Pension Liability Over
        Unrecognized Prior Service Cost                               (46)           (46)
                                                                 --------       --------
                 Total Shareholders' Investment                  $  8,994       $  8,907
                                                                 --------       --------
                 TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT  $ 31,028       $ 28,487
                                                                 ========       ========

The accompanying notes are an integral part of these financial information.


Item 1. Financial Statements (Continued)
----------------------------------------

                            MULTI-COLOR CORPORATION

                            Statements of Cash Flows
                            (Prepared Without Audit)
                                  (Thousands)

                                                           Thirteen Weeks Ended
                                                        ----------------------------
                                                        June 29, 1997  June 30, 1996
                                                        -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $   157       $   123
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities -
 Depreciation and amortization                                  453           461

 Minority interest in losses of subsidiary                      (16)         --
 Common stock issued for awards                                --              32
 Increase in deferred compensation                               28            34
 Decrease in notes receivable                                    26            24
 Net (increase) decrease of accounts receivable,
  inventories and prepaid expenses and supplies                 (63)          843
 Net increase (decrease) in accounts payable and
  accrued liabilities                                           302        (1,748)
                                                            -------       -------
Net cash provided by (used in) operating activities         $   887       ($  231)
                                                            -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital Expenditures, net                                  $(2,010)      $(  337)
 Restricted cash (IRB Proceeds)                                (561)         --
 Proceeds from sale of assets                                  --              46
                                                            -------       -------
   Net cash used in investing activities                    $(2,571)      $(  291)
                                                            -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease of revolving loan including,
          non-current portion, net                          $(  833)      $(  481)
 Cash Dividends                                                 (70)          (51)
 Sinking fund payments                                         (297)       (1,340)
 Proceeds from issuance of preferred stock                     --           2,432
 Additions to long term debt, including current portion       3,000          --
 Treasury Stock, net                                           --             (45)
 Repayment of Capital Lease Obligations                         (26)          (15)
 Capitalized Bank Fees                                          (75)         --
                                                            -------       -------
   Net cash provided by financing activities                $ 1,699       $   500
                                                            -------       -------
   Net increase (decrease) in cash and cash equivalents     $    15       $(   22)
CASH AND CASH EQUIVALENTS, beginning of period              $    81       $    40
                                                            -------       -------
CASH AND CASH EQUIVALENTS, end of period                    $    96       $    18
                                                            -------       -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Interest paid                                              $   267       $   299
                                                            -------       -------
 Income Taxes (refunded) paid                               $     2       $(    3)
                                                            =======       =======

The accompanying notes are an integral part of this financial statement.

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

Thirteen Weeks Ended June 29, 1997 Compared to the Thirteen Weeks Ended June 30, 1996

     Net sales decreased $83,000, or .7%, in the first quarter as compared to the same quarter of the previous year. The decrease in sales was due to a 31% ($997,000) decrease in conventional label business. A portion of the $997,000 decline in conventional label business ($325,000 or approximately 32%) was the result of the Company eliminating the flexo printing operations in the Cincinnati division during fiscal year 1997. Excluding the flexo sales from the total net sales comparative analysis would have resulted in a 2% increase in first quarter fiscal year 1998 total net sales when compared to the same prior year quarter. The Company continues to take steps to improve the profitability of its conventional label business and may experience further sales declines as a result of these efforts.

     In-mold label sales increased 11% ($817,000) and cylinder sales increased 13% ($97,000) in the first quarter as compared to the same quarter of the previous year confirming the Company's confidence in the long-term growth in these markets.

     Gross profit increased by $74,000 as compared to the previous year with lower sales volumes. Additionally, the gross profit as a percentage of sales increased from 15.1% to 15.8% on a comparative basis reflecting management's commitment to lower the Company's cost structure and improve profitability.

     Selling, general, and administrative expenses increased $68,000 as compared to the same prior year period. The increase was attributable to the increased selling effort required in support of growing in-mold label sales.

     Interest expense decreased $32,000 as compared to the same prior year period and was the result of lower borrowings against the Industrial Revenue Bonds.

     The net income for the period was $157,000 ($.04 per share) as compared to net income of $123,000 ($.03 per share) in the same prior year period, representing a net income increase of 27%.

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

         During 1996, management launched a three tiered initiative designed to overcome the Company's financial difficulties. First was a plan to restore the Cincinnati operations to profitability as measured on an Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) basis. Second was a strategy to continue growing the in-mold label business while improving gross margins in this area. This strategy called for consolidating all the gravure in-mold label manufacturing in the Scottsburg facility thereby increasing operating efficiencies and operating leverage. The third aspect of the initiative called for the Company to raise approximately $3,000,000 in equity to strengthen the capital structure of the Company. The Company was successful in its efforts as four consecutive quarters of profitability resulted during 1996 each having EBITDA exceeding $1,000,000. Additionally, the Company was successful in raising $500,000 in equity prior to year-end 1996 and $2,418,000 during the first quarter of 1997, supporting its commitment to strengthen its overall financial structure.

         Regaining profitability during 1996 coupled with significant improvements in cashflow and debt reduction enabled the Company to restate its loan agreement with its lenders on February 23, 1996. The restated loan agreement provided available borrowings under the revolving line of credit of up to $3,750,000 and a $500,000 standby letter of credit to purchase raw materials included as a sub-limit to the revolving credit facility. Additionally, the restated agreement allowed for annual capital expenditures not to exceed $1,500,000.

         With the infusion of equity, the Company expanded the Scottsburg division during 1997 by adding additional capacity. Recognizing the importance of this expansion program to the overall success of the Company, the lenders amended the restated loan agreement on May 2, 1996 permitting the acquisitions associated with the Scottsburg expansion. This amendment allowed total capital expenditures of $3,500,000 for 1997. Additionally, the associated covenants impacted by the increased capital expenditures were appropriately amended and the Company remains in compliance with the revised covenant requirements.

         On July 22, 1996, the February 23, 1996 restated loan agreement was amended to improve the borrowing base calculation, reduce the annual agency fees, and improve the reporting requirements of the Borrowing Base Certificate to a monthly versus weekly requirement. Additionally, the Company started a new entity with Think Laboratory Co. Inc. of Kashiwa, Japan, through a corporation owned 80% by the Company and entitled Laser Graphic Systems,

         Incorporated, during the second quarter to develop the market for engraving services in the United States. Although the banks previously had verbally consented to the creation of this subsidiary, the loan agreement required written consent. Therefore, the third amendment and waiver to the February 23, 1996 restated loan agreement was signed on October 31, 1996, whereby the lenders consented to the new company. The third amendment also increased the annual lease lines by $200,000 allowing the Company an annual exposure of $600,000 for rental payments under all lease agreements on real and personal property in support of the Company's Scottsburg plant expansion plans.

         On January 9, 1997, the Company and its lenders, PNC Bank, Ohio, National Association, and Star Bank, National Association, entered into a new Credit Agreement extending its revolving line of credit through July 31,1998. The new loan agreement also provides for a $2,000,000 non-revolving credit facility expiring August 25, 1997. Borrowings under the revolving line of credit are limited to $4,500,000 and a $500,000 standby letter of credit to purchase raw materials is included as a sub-limit to the revolving credit facility. The agreement also allows the Company to make capital expenditures of $3,200,000 during fiscal year 1997, $2,600,000 during fiscal year 1998, and $1,800,000 during fiscal year 1999 in support of its capital expansion program. Unexpended amounts during one fiscal year can be accumulated and carried over to the next fiscal year. Additionally, the new agreement allows the Company an annual exposure of $600,000 for rental payments under all lease agreements on real and personal property. The new agreement also reduces the fee structure of the Company's loan portfolio and establishes reduced interest rates if certain performance targets are accomplished. The Company is in compliance with all covenants included in the agreements. No borrowing beyond the existing credit facilities is anticipated.

         PNC Bank, Ohio, National Association, and Star Bank, National Association, also entered into a new loan agreement on January 9, 1997 with Laser Graphic Systems, Incorporated providing a revolving line of credit of $500,000 until August 1, 1997 at which time, it will be converted to an evenly amortized term note due June 30, 2002.

         Through the first quarter ended June 29, 1997, net cash provided by operating activities was $887,000 as compared to $231,000 of net cash used in operating activities through the first quarter ended June 30, 1996. Net cash provided by operating activities was impacted by an increase in supplier accounts payable.

         At June 29, 1997, the Company's net working capital and current ratio were $1,276,000 and 1.17 to 1, respectively, as compared to net working capital of $661,000 and current ratio of 1.08 to 1 at March 30, 1996. The improvement in working capital was primarily attributable to lower borrowings under the Company's revolving loan.

         At June 29, 1997, the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt. As of July 25, 1997, approximately $1,100,000 was available under the revolving line of credit.

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

                                     Multi-Color Corporation
                                     (Registrant)

Date:    August 06, 1997             By: /s/ William R. Cochran
                                        ---------------------------------------
                                        William R. Cochran
                                        Vice President, Chief Financial Officer