Form 10-Q
period 1997-09-28
MULTI COLOR CORP
filed 1997-11-07
CIK 819220

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended      September 28, 1997
                                                 -------------------------------

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________ to _______________


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

        Common shares, no par value - 2,277,679 (as of October 29, 1997)
        ----------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements (Continued)
----------------------------------------

                             MULTI-COLOR CORPORATION
                             -----------------------

                            Statements of Operations
                            (Prepared Without Audit)
                      (Thousands except per share amounts)

                                                                       Thirteen Weeks Ended
                                                          ----------------------------------------------
                                                          September 28, 1997          September 29, 1996
                                                          ------------------          ------------------

NET SALES                                                       $ 11,792                     $ 12,125

COST OF GOODS SOLD                                                 9,839                       10,109
                                                                --------                     --------

Gross Profit                                                       1,953                        2,016

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       1,399                        1,439

RESTRUCTURING CHARGE                                                 310                            0
                                                                --------                     --------

Operating Income                                                $    244                     $    577

OTHER EXPENSE (INCOME)                                               (78)                          (6)

INTEREST EXPENSE                                                     286                          278
                                                                --------                     --------

Income Before Taxes                                             $     36                     $    305

PROVISION (CREDIT) FOR TAXES                                           -                            -
                                                                --------                     --------

NET INCOME                                                      $     36                     $    305
                                                                ========                     ========

PREFERRED STOCK DIVIDENDS                                       $     70                     $     70
                                                                ========                     ========

NET EARNINGS(LOSS) PER COMMON SHARE
Primary                                                         $  (0.02)                    $   0.11
                                                                ========                     ========
Fully Diluted                                                         NA                           NA
                                                                ========                     ========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Primary                                                            2,170                        2,207
                                                                ========                     ========
Fully Diluted                                                         NA                           NA
                                                                ========                     ========

NA-Diluted effect less than 3%

The accompanying notes are an integral part of this financial information.

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements (Continued)
----------------------------------------

                             MULTI-COLOR CORPORATION
                             -----------------------

                            Statements of Operations
                            (Prepared Without Audit)
                      (Thousands except per share amounts)


                                                            Twenty-Six Weeks Ended
                                                   ------------------------------------------
                                                   September 28, 1997      September 29, 1996
                                                   ------------------      ------------------

NET SALES                                                 $ 23,276               $ 23,692

COST OF GOODS SOLD                                          19,503                 19,930
                                                          --------               --------

Gross Profit                                                 3,773                  3,762

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 2,797                  2,769

RESTRUCTURING CHARGE                                           310                      0
                                                          --------               --------

Operating Income                                          $    666               $    993

OTHER EXPENSE (INCOME)                                         (79)                   (12)

INTEREST EXPENSE                                               553                    577
                                                          --------               --------

Income Before Taxes                                       $    192               $    428

PROVISION (CREDIT) FOR TAXES                                     -                      -
                                                          --------               --------

NET INCOME                                                $    192               $    428
                                                          ========               ========

PREFERRED STOCK DIVIDENDS                                 $    140               $    121
                                                          ========               ========

NET EARNINGS PER COMMON SHARE
Primary                                                   $   0.02               $   0.14
                                                          ========               ========
Fully Diluted                                                   NA                     NA
                                                          ========               ========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Primary                                                      2,219                  2,218
                                                          ========               ========
Fully Diluted                                                   NA                     NA
                                                          ========               ========

NA-Diluted effect less than 3%


The accompanying notes are an integral part of this financial information.

----------------------------------------

                             MULTI-COLOR CORPORATION
                                 Balance Sheets

                                   (Thousands)

                                     ASSETS
                                     ------

                                                                   September 28, 1997             March 30, 1997
                                                                   -----------------            -------------------
                                                                (Prepared Without Audit)        (Derived from Audited
                                                                                                 Financial Statements)

CURRENT ASSETS
     Cash and Cash Equivalents                                           $     23                     $     81
     Accounts Receivable                                                    4,318                        3,249
     Notes Receivable                                                         114                          118
     Inventories
       Raw Materials                                                        2,396                        1,649
       Work in Progress                                                     1,483                          641
       Finished Goods                                                       2,047                        2,802
     Deferred Tax Benefit                                                     241                          241
     Prepaid Expenses and Supplies                                             90                           92
     Refundable Income Taxes                                                   46                           46
                                                                         --------                     --------
                      Total Current Assets                               $ 10,758                     $  8,919
                                                                         --------                     --------
RESTRICTED CASH (IRB PROCEEDS)                                           $    458                        $   -
                                                                         --------                     --------
SINKING FUND DEPOSITS                                                    $    939                     $     74
                                                                         --------                     --------
PROPERTY, PLANT, AND EQUIPMENT                                           $ 34,955                     $ 33,466
ACCUMULATED DEPRECIATION                                                  (14,202)                     (14,382)
                                                                         --------                     --------
                                                                         $ 20,753                     $ 19,084
                                                                         --------                     --------
PROPERTY, PLANT, AND EQUIPMENT HELD FOR SALE                             $  1,221                     $    440
ACCUMULATED DEPRECIATION                                                     (941)                        (296)
                                                                         --------                     --------
                                                                         $    280                     $    144
                                                                         --------                     --------
DEFERRED CHARGES, net                                                    $     66                     $      3
                                                                         --------                     --------
NOTE RECEIVABLE                                                          $    114                     $    163
                                                                         --------                     --------
NOTE RECEIVABLE FROM OFFICERS/SHAREHOLDERS                               $    100                     $    100
                                                                         --------                     --------
                          TOTAL ASSETS                                   $ 33,468                     $ 28,487
                                                                         ========                     ========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                    ----------------------------------------

CURRENT LIABILITIES:
     Short-Term Debt                                                     $  2,602                     $  2,294
     Current Portion of Long-term Debt                                      1,014                        1,003
     Current Portion of Capital Lease Obligation                              110                          114
     Accounts Payable                                                       5,716                        3,632
     Accrued Expenses                                                         501                        1,215
     Restructuring Charge                                                     209                            -
                                                                         --------                     --------

                     Total Current Liabilities                           $ 10,152                     $  8,258
                                                                         --------                     --------

LONG-TERM DEBT, excluding current portion                                $ 12,600                     $  9,600
                                                                         --------                     --------
CAPITAL LEASE OBLIGATION                                                 $    253                     $    302
                                                                         --------                     --------
DEFERRED TAXES                                                           $    241                     $    241
                                                                         --------                     --------
DEFERRED COMPENSATION                                                    $    817                     $    692
                                                                         --------                     --------
PENSION LIABILITY                                                        $      1                     $      1
                                                                         --------                     --------
                       Total Liabilities                                 $ 24,064                     $ 19,094
                                                                         --------                     --------

MINORITY INTEREST                                                        $    444                     $    486
                                                                         --------                     --------

SHAREHOLDERS' INVESTMENT
     Preferred Stock Series B, no par value                              $    530                     $    530
     Preferred Stock Series A, no par value                                 2,418                        2,418
     Common Stock, no par value                                               218                          218
     Paid-in Capital                                                        9,175                        9,175
     Accumulated Deficit                                                   (3,290)                      (3,343)
     Treasury Stock                                                           (45)                         (45)
     Excess of Additional Pension Liability Over
       Unrecognized Prior Service Cost                                        (46)                         (46)
                                                                         --------                     --------
                       Total Shareholders' Investment                    $  8,960                     $  8,907
                                                                         --------                     --------
     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                      $ 33,468                     $ 28,487
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

----------------------------------------

                             MULTI-COLOR CORPORATION

                            Statements of Cash Flows
                            (Prepared Without Audit)
                                   (Thousands)

                                                                                                     Twenty-Six Weeks Ended
                                                                                         -----------------------------------------
                                                                                          September 28, 1997     September 29, 1996
                                                                                          -----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                                             $   192                 $   428
       Adjustments to reconcile net income to net
             cash provided by (used in) operating activities -
             Depreciation and amortization                                                        977                     919
             Minority interest in losses of subsidiary                                            (43)                      -
             Common stock issued for awards                                                         -                      32
             Increase in deferred compensation                                                    125                      52
             Decrease in notes receivable                                                          53                      49
             Net increase in accounts receivable,
                 inventories and prepaid expenses and supplies                                 (1,901)                   (730)
             Net increase (decrease) in accounts payable and
                 accrued liabilities                                                            1,372                  (1,080)
             Increase in restructuring charges                                                    310                       -
             Payment of restructuring liabilities                                                (101)                      -
                                                                                              -------                 -------
             Net cash provided by (used in) operating activities                              $   984                 $  (330)
                                                                                              -------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital Expenditures, net                                                              $(2,960)                $  (765)
       Restricted cash (IRB Proceeds)                                                            (458)                      -
       Proceeds from sale of assets                                                               190                      50
                                                                                              -------                 -------

                Net cash used in investing activities                                         $(3,228)                $  (715)
                                                                                              -------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease of revolving loan including
                non-current portion, net                                                      $   308                 $   511
       Cash Dividends                                                                            (140)                   (121)
       Sinking fund payments                                                                     (864)                 (1,726)
       Proceeds from issuance of preferred stock                                                    -                   2,432
       Additions (reductions) to long-term debt, including current portion                      3,011                      (1)
       Treasury Stock, net                                                                          -                     (45)
       Repayment of Capital Lease Obligations                                                     (54)                    (31)
       Capitalized Bank Fees                                                                      (75)                      -
                                                                                              -------                 -------

                Net cash provided by financing activities                                     $ 2,186                 $ 1,019
                                                                                              -------                 -------
                Net decrease in cash and cash equivalents                                     $   (58)                $   (26)
CASH AND CASH EQUIVALENTS, beginning of period                                                $    81                 $    40
                                                                                              -------                 -------
CASH AND CASH EQUIVALENTS, end of period                                                      $    23                 $    14
                                                                                              -------                 -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Interest paid                                                                          $   553                 $   577
                                                                                              -------                 -------
       Income Taxes paid                                                                      $     5                 $     2
                                                                                              -------                 -------

The accompanying notes are an integral part of this financial information.

-----------------------------------------

                             Multi-Color Corporation

                         Notes to Financial Information

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations

Thirteen Weeks Ended September 28, 1997 Compared to the Thirteen Weeks Ended September 29, 1996

     Net sales decreased $333,000, or 2.8%, in the second quarter as compared to the same quarter of the previous year. The decrease in sales was due to a 29% ($996,000) decrease in prime label business. The decline in prime label business was the result of the Company eliminating some unprofitable prime label activities and the reduced sales to one major customer as the existing profitability did not meet the expected returns established by management. The Company continues to take steps to improve the profitability of its prime label business and may experience further sales declines as a result of these efforts.

     In-mold label sales increased 6% ($476,000) and cylinder sales increased 22% ($156,000) in the second quarter as compared to the same quarter of the previous year confirming the Company's confidence in the long-term growth in these markets.

     Gross profit decreased by $63,000 as compared to the previous year with lower sales volumes. Gross profit was negatively impacted by the startup costs for a new rotogravure press at the Scottsburg, Indiana plant and by profits deferred from an increase in inventory connected with the continuing strong demand for labels for consumer-product packaging.

     Selling, general, and administrative expenses decreased $40,000 as compared to the same prior year period. The decrease was attributable to lower costs associated with the downsizing of the Cincinnati plant.

     During the second quarter, the Company accrued a restructuring charge of $310,000 for the previously announced closing of the Cincinnati printing plant to handle severance and benefit obligations associated with the plant closing.

     Interest expense increased $8,000 as compared to the same prior year period and was the result of higher borrowings against the short-term revolver and long-term debt.

     The net income for the period was $36,000 (loss of [$.02] per share after payment of preferred stock dividends) as compared to net income of $305,000 ($.11 per share after payment of preferred stock dividends) in the same prior year period. The net income for the period without the $310,000 restructuring charge was $346,000 ($.12 per share after payment of preferred stock dividends).

Twenty-Six Weeks Ended September 28, 1997 Compared to the Twenty-Six Weeks Ended September 29, 1996

     Net sales decreased $416,000 or 1.8%, in the first six months as compared to the same prior year period. The decrease in sales was due primarily to a 30% ($1,962,000) decrease in prime label business. A portion of the $1,962,000 decline in prime label business ($325,000 or approximately 17%) was the result of the Company eliminating the flexo printing operations in the Cincinnati division during the fiscal year 1997 first quarter. The remaining decline in prime label business was the result of the Company eliminating some unprofitable prime label activities and the reduced sales to one major customer as the existing profitability did not meet the expected returns established by management. The Company continues to take steps to improve the profitability of its prime label business and may experience further sales declines as a result of these efforts.

     In-mold label sales increased 8.2% ($1,292,000) and cylinder sales increased 17.5% ($254,000) in the first six months as compared to the same prior period confirming the Company's confidence in the long-term growth in these markets.

     With lower sales, gross profit still increased by $11,000 as compared to the previous year. The gross profit percentage increased from 15.9% last year to 16.2% supporting the management's commitment to lower the Company's cost structure.

     Selling, general, and administrative expenses increased $28,000 as compared to the previous year period. The increase was a combination of the increased selling effort required in support of growing in-mold label sales offset by lower administrative costs at Cincinnati due to the plant closing.

     During the second quarter, the Company accrued a restructuring charge of $310,000 for the previously announced closing of the Cincinnati printing plant to handle severance and benefit obligations associated with the plant closing.

     Interest expense decreased $24,000 as compared to the same prior year period and was the result of lower average borrowings on the Company's IRB's.

     The net income for the period was $192,000 ($.02 per share after payment of preferred stock dividends) as compared to net income of $428,000 ($.14 per share after payment of preferred stock dividends) in the same prior year period. The net income for the period without the $310,000 restructuring charge was $502,000 ($.16 per share after payment of preferred stock dividends).

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

     Subsequent to the signing of the January 9, 1997 loan agreement, the Company entered into a consignment agreement with one of its customers. In support of this arrangement, the banks issued the first amendment to the January 9, 1997 loan agreement on February 25, 1997 in support of this program whereby the Company was allowed to borrow against the consigned inventory.

     To finance the expansion of the Scottsburg, Indiana, plant, the Company was successful in obtaining Variable Rate Demand Industrial Development Revenue Bonds from the City of Scottsburg in the principal amount of $3,000,000 on April 1, 1997. In support of this financing, the banks issued the second amendment to the January 9, 1997 loan agreement on April 1, 1997 whereby the appropriate Letters of Credit were issued in support of the financing. Additionally, commencing June 30, 1998, the sinking fund quarterly deposits will increase to $330,000 versus $250,000 required in the January 9, 1997 loan agreement.

     In support of the closing of the Cincinnati plant, the banks approved the third amendment to the January 9, 1997 loan agreement on September 1, 1997. The third amendment modified the cashflow coverage ratio from 1.1 to 1 to 1 to 1. This modification was necessary to handle the cash outflow associated with the restructuring charge taken in the second quarter of fiscal 1998.

     Through the second quarter ended September 28, 1997, net cash provided by operating activities was $984,000 as compared to $330,000 of net cash used in operating activities through the second quarter ended September 29, 1996. Net cash provided by operating activities was impacted by an increase in supplier accounts payable.

     At, September 28, 1997, the Company's net working capital and current ratio were $606,000 and 1.06 to 1 respectively, as compared to net working capital of $661,000 and current ratio of 1.08 to 1 at March 30, 1997. The decrease in working capital was primarily attributable to higher borrowings under the Company's revolving loan and higher accounts payable.

     At September 28, 1997, the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt. As of October 24, 1997, approximately $1,500,000 was available under the revolving line of credit.

                           Part II. Other Information
                           --------------------------



Item 4.  Submissions of Matters to a Vote of Security Holders
         ----------------------------------------------------

           The Company's Annual Meeting of Shareholders was held on August 14, 1997. Each of the following matters was voted upon and approved by the Company's shareholders as indicated below:

         1.       Election of the following directors:

                  (a) John C. Court, 2,173,395 votes for and 17,199 withheld.

                  (b) Lorrence T. Kellar, 2,175,270 votes for and 15,324
                      withheld.

                  (c) John D. Littlehale, 2,173,895 votes for and 16,699
                      withheld.

                  (d) Burton D. Morgan, 2,075,405 votes for and 115,189
                      withheld.

                  (e) David H. Pease, Jr. 2,175,270 votes for and 15,324
                      withheld.

                  (f) Louis M. Perlman, 2,175,270 votes for and 15,324 withheld.

         2. Approval of a Stock Option Plan, 1,358,194 votes for, 202,057 votes against, 6,300 abstentions, 624,043 broker non-votes.

         3. Ratification of the appointment of Grant Thornton LLP as the Company's independent public accountants for fiscal 1998, 2,181,455 votes for, 6,974 votes against, 2,165 abstentions.



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

           (a)  List of Exhibits

                                                 Description
                                                 -----------

                Exhibit Number
                --------------

                10.41 Third Amendment to January 9, 1997 Credit Agreement, effective as of September 1, 1997

                27                 Financial Data Schedule

                                   Signatures
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Multi-Color Corporation
                                      (Registrant)




Date:    November     7    , 1997     By: /s/ William R. Cochran
                  --------               --------------------------------
                                         William R. Cochran
                                         Vice President, Chief Financial Officer