Form 10-Q
period 1997-12-28
MULTI COLOR CORP
filed 1998-01-27
CIK 819220

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended      December 28, 1997

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


            205 W. Fourth Street, Suite 1140, Cincinnati, Ohio 45202
                    (Address of principal executive offices)

                  Registrant's telephone number - 513/381-1480




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

        Common shares, no par value - 2,279,220 (as of January 21, 1998)

                                  PART 1. FINANCIAL INFORMATION

                             MULTI-COLOR CORPORATION

                            Statements of Operations
                            (Prepared Without Audit)
                      (Thousands except per share amounts)

                                                                       Thirteen Weeks Ended
                                                       ---------------------------------------------------
                                                          December 28, 1997          December 29, 1996
                                                       ------------------------   ------------------------

NET SALES                                              $                12,688    $                11,975

COST OF GOODS SOLD                                                      11,439                      9,792
                                                       ------------------------   ------------------------

Gross Profit                                           $                 1,249    $                 2,183

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             1,464                      1,433

RESTRUCTURING CHARGE                                                         -                          -
                                                       ------------------------   ------------------------

Operating Income (Loss)                                $                  (215)   $                   750

OTHER EXPENSE (INCOME)                                                    (202)                       (13)

INTEREST EXPENSE                                                           282                        260
                                                       ------------------------   ------------------------

Income (Loss) Before Taxes                             $                  (295)   $                   503

PROVISION (CREDIT) FOR TAXES                                                 -                          -
                                                       ------------------------   ------------------------

NET INCOME (LOSS)                                      $                  (295)   $                   503
                                                       ========================   ========================

PREFERRED STOCK DIVIDENDS                              $                    70    $                    70
                                                       ========================   ========================

NET EARNINGS(LOSS) PER COMMON SHARE
Basic                                                  $                 (0.17)   $                  0.20
                                                       ========================   ========================
Diluted                                                $                 (0.17)   $                  0.18
                                                       ========================   ========================

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic                                                                    2,170                      2,168
                                                       ========================   ========================
Diluted                                                                  2,170                      2,866
                                                       ========================   ========================



The accompanying notes are an integral part of this financial information.

                          PART 1. FINANCIAL INFORMATION

                             MULTI-COLOR CORPORATION

                            Statements of Operations
                            (Prepared Without Audit)
                      (Thousands except per share amounts)

                                                                                      Thirty-Nine Weeks Ended
                                                                         ---------------------------------------------------
                                                                            December 28, 1997          December 29, 1996
                                                                         ------------------------   ------------------------

NET SALES                                                                         $       35,964             $       35,667

COST OF GOODS SOLD                                                                        30,943                     29,722
                                                                         ------------------------   ------------------------

Gross Profit                                                                      $        5,021             $        5,945

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                               4,260                      4,202

RESTRUCTURING CHARGE                                                                         310                          -
                                                                         ------------------------   ------------------------

Operating Income                                                                  $          451             $        1,743

OTHER EXPENSE (INCOME)                                                                      (281)                       (25)

INTEREST EXPENSE                                                                             835                        837
                                                                         ------------------------   ------------------------

Income (Loss) Before Taxes                                                        $         (103)            $          931

PROVISION (CREDIT) FOR TAXES                                                                   -                          -
                                                                         ------------------------   ------------------------

NET INCOME (LOSS)                                                                 $         (103)            $          931
                                                                         ========================   ========================

PREFERRED STOCK DIVIDENDS                                                         $          210             $          191
                                                                         ========================   ========================

NET EARNINGS PER COMMON SHARE
Basic                                                                             $        (0.14)            $         0.34
                                                                         ========================   ========================
Diluted                                                                           $        (0.14)            $         0.33
                                                                         ========================   ========================

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic                                                                                      2,170                      2,170
                                                                         ========================   ========================
Diluted                                                                                    2,170                      2,809
                                                                         ========================   ========================


The accompanying notes are an integral part of this financial information.

PART 1. FINANCIAL INFORMATION

                             MULTI-COLOR CORPORATION
                                 Balance Sheets

                                   (Thousands)

                                     ASSETS

                                                                 December 28, 1997                    March 30, 1997
                                                           ----------------------------          -------------------------
                                                            (Prepared Without Audit)               (Derived from Audited
                                                                                                    Financial Statements)
CURRENT ASSETS
     Cash and Cash Equivalents                             $                        14           $                     81
     Accounts Receivable                                                         4,912                              3,249
     Notes Receivable                                                              127                                118
     Inventories
       Raw Materials                                                             2,924                              1,649
       Work in Progress                                                          1,043                                641
       Finished Goods                                                            2,116                              2,802
     Deferred Tax Benefit                                                          241                                241
     Prepaid Expenses and Supplies                                                 167                                 92
     Refundable Income Taxes                                                        46                                 46
                                                           ----------------------------          -------------------------
                       Total Current Assets                $                    11,590           $                  8,919
                                                           ----------------------------          -------------------------
RESTRICTED CASH (IRB PROCEEDS)                             $                       269           $                     -
                                                           ----------------------------          -------------------------
SINKING FUND DEPOSITS                                      $                       171           $                     74
                                                           ----------------------------          -------------------------
PROPERTY, PLANT, AND EQUIPMENT                             $                    34,422           $                 33,466
ACCUMULATED DEPRECIATION                                                       (14,015)                           (14,382)
                                                           ----------------------------          -------------------------
                                                           $                    20,407           $                 19,084
                                                           ----------------------------          -------------------------
PROPERTY, PLANT, AND EQUIPMENT HELD FOR SALE               $                     1,221           $                    440
ACCUMULATED DEPRECIATION                                                          (941)                              (296)
                                                           ----------------------------          -------------------------
                                                           $                       280           $                    144
                                                           ----------------------------          -------------------------
DEFERRED CHARGES, net                                      $                        57           $                      3
                                                           ----------------------------          -------------------------
NOTE RECEIVABLE                                            $                        74           $                    163
                                                           ----------------------------          -------------------------
NOTE RECEIVABLE FROM OFFICERS/SHAREHOLDERS                 $                       100           $                    100
                                                           ----------------------------          -------------------------
                       TOTAL ASSETS                        $                    32,948           $                 28,487
                                                           ============================          =========================

                                               LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Short-Term Debt                                       $                     2,718           $                  2,294
     Current Portion of Long-term debt                                           1,009                              1,003
     Current Portion of Capital Lease Obligation                                   107                                114
     Accounts Payable                                                            7,037                              3,632
     Accrued Expenses                                                              721                              1,215
     Restructuring Charge                                                           33                                  -
                                                           ----------------------------          -------------------------

                       Total Current Liabilities           $                    11,625           $                  8,258
                                                           ----------------------------          -------------------------

LONG-TERM DEBT, excluding current portion                  $                    11,000           $                  9,600
                                                           ----------------------------          -------------------------
CAPITAL LEASE OBLIGATION                                   $                       227           $                    302
                                                           ----------------------------          -------------------------
DEFERRED TAXES                                             $                       241           $                    241
                                                           ----------------------------          -------------------------
DEFERRED COMPENSATION                                      $                       842           $                    692
                                                           ----------------------------          -------------------------
PENSION LIABILITY                                          $                         1           $                      1
                                                           ----------------------------          -------------------------
                       Total Liabilities                   $                    23,936           $                 19,094
                                                           ----------------------------          -------------------------

MINORITY INTEREST                                          $                       417           $                    486
                                                           ----------------------------          -------------------------

SHAREHOLDERS' INVESTMENT
     Preferred Stock Series B, no par value                $                       530           $                    530
     Preferred Stock Series A, no par value                                      2,418                              2,418
     Common Stock, no par value                                                    218                                218
     Paid-in Capital                                                             9,175                              9,175
     Accumulated Deficit                                                        (3,655)                            (3,343)
     Treasury Stock                                                                (45)                               (45)
     Excess of Additional Pension Liability Over
       Unrecognized Prior Service Cost                                             (46)                               (46)
                                                           ----------------------------          -------------------------
                       Total Shareholders' Investment      $                     8,595           $                  8,907
                                                           ----------------------------          -------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT        $                    32,948           $                 28,487
                                                           ============================          =========================

The accompanying notes are an integral part of this financial information.

                         PART 1. FINANCIAL INFORMATION

                            MULTI-COLOR CORPORATION

                            Statements of Cash Flows
                            (Prepared Without Audit)
                                  (Thousands)

                                                                                  Thirty-Nine Weeks Ended
                                                                                  -----------------------
                                                                          December 28, 1997     December 29, 1996
                                                                          -----------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                               $      (103)           $       931
       Adjustments to reconcile net income to net
             cash provided by (used in) operating activities
             Depreciation and amortization                                            1,504                  1,389
             Minority interest in losses of subsidiary                                  (70)                    -
             Common stock issued for awards                                              -                      32
             Increase in deferred compensation                                          150                     72
             Decrease in notes receivable                                                81                     74
             Net increase in accounts receivable,
                 inventories and prepaid expenses and supplies                       (2,729)                  (643)
             Net increase (decrease) in accounts payable and
                 accrued liabilities                                                  2,912                   (870)
             Increase in restructuring charges                                          310                     -
             Payment of restructuring liabilities                                      (277)                    -
                                                                                -----------            -----------
             Net cash provided by operating activities                          $     1,778            $       985
                                                                                -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital Expenditures, net                                                $    (3,474)           $    (1,492)
       Restricted cash (IRB Proceeds)                                                  (269)                     -
       Proceeds from Investment in Joint Venture                                          -                    500
       Proceeds from sale of assets                                                     532                    324
                                                                                -----------            -----------
                Net cash used in investing activities                           $    (3,211)           $      (668)
                                                                                -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease of revolving loan including
                non-current portion, net                                        $       424            $       185
       Cash Dividends                                                                  (210)                  (191)
       Sinking fund payments                                                            (96)                (2,377)
       Proceeds from issuance of preferred stock                                         -                   2,432
       Additions (reductions) to long-term debt, including current portion            1,406                     (2)
       Treasury Stock, net                                                               -                     (45)
       Repayment of Capital Lease Obligations                                           (82)                   (47)
       Capitalized Bank Fees                                                            (75)                   -
                                                                                -----------            -----------

                Net cash provided by (used in) financing activities             $     1,367            $       (45)
                                                                                -----------            -----------
                Net increase (decrease) in cash and cash equivalents            $       (66)           $       272
CASH AND CASH EQUIVALENTS, beginning of period                                  $        80            $        40
                                                                                -----------            -----------
CASH AND CASH EQUIVALENTS, end of period                                        $        14            $       312
                                                                                -----------            -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Interest paid                                                            $       835            $       837
                                                                                -----------            -----------
       Income Taxes paid                                                        $        19            $         4
                                                                                -----------            -----------
       Restructuring Charge                                                     $       310            $        -
                                                                                -----------            -----------


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Thirteen Weeks Ended December 28, 1997 Compared to the Thirteen Weeks Ended December 29, 1996

     Net sales increased $713,000, or 6%, in the third quarter as compared to the same quarter of the previous year. The increase in sales was primarily volume related and was attributable to an increase of $911,000 or 11% in in-mold sales and an increase of $90,000 or 14% in cylinder sales. Prime label sales decreased $288,000 or 9.7% in the third quarter as compared to the same prior period.

     Gross profit decreased $934,000 as compared to the previous year. The decrease in gross profit was caused by a delay in the start-up of new presses at the Scottsburg, Indiana plant and the resulting continuing operation of the Cincinnati plant which was scheduled to be shut down during the latter part of the second quarter. These two events combined to increase expenses and contributed to the reduction of gross profit.

     The Company is committed to closing the Cincinnati plant by March 29, 1998, the end of fiscal year 1998, and will experience more non-cash restructuring charges relating to the Cincinnati plant closing. These charges could be significant and contribute to a loss for the fiscal year.

     Selling, general, and administrative expenses increased $31,000 as compared to the same prior year period. The increase was attributable to the increased selling effort required in support of growing in-mold label sales.

     Interest expense increased $22,000 as compared to the same prior year period and was the result of higher borrowings against the short-term revolver and long-term debt.

     The net loss for the period was $295,000 ([$.17] per share after payment of preferred stock dividends) as compared to net income of $503,000 ($.20 per share after payment of preferred stock dividends) in the same prior year period.

Thirty-Nine Weeks Ended December 28, 1997 Compared to the Thirty-Nine Weeks Ended December 29, 1996

     Net sales increased $297,000, or 1%, in the first nine months as compared to the same prior year period. The increase in sales was primarily volume related and was attributable to an increase of $2,203,000 or 9.1% in in-mold sales and an increase of $344,000 or 16% in cylinder sales. Prime label sales decreased $2,250,000 or 23.8% in the first nine months as compared to the same prior period.

     Gross profit decreased $924,000 as compared to the prior year period. The decrease in gross profit was caused by a delay in the start-up of new presses at the Scottsburg, Indiana plant and the resulting continuing operation of the Cincinnati plant which was scheduled to be shut down during the latter part of the second quarter. These two events combined to increase expenses and contributed to the reduction of gross profit.

     The Company is committed to closing the Cincinnati plant by March 29, 1998, the end of fiscal year 1998, and will experience more non-cash restructuring charges relating to the Cincinnati plant closing. These charges could be significant and contribute to a loss for the fiscal year.

     Selling, general, and administrative expenses increased $58,000 as compared to the prior year period. The increase was a combination of the increased selling effort required in support of growing in-mold label sales offset by lower administrative costs at Cincinnati due to the plant closing.

     During the second quarter, the Company accrued a restructuring charge of $310,000 for the previously announced closing of the Cincinnati printing plant to handle severance and benefit obligations associated with the plant closing.

     Interest expense decreased $2,000 as compared to the same prior year period and has approached prior year levels due to higher short-term borrowings.

     The net loss for the period was $103,000 ([$.14] per share after payment of preferred stock dividends) as compared to net income of $931,000 ($.34 per share after payment of preferred stock dividends) in the same prior year period.

Recent Developments

     In January 1998, Multi-Color identified various environmental compliance problems associated with the operation of two presses at its Scottsburg, Indiana plant. The Company has notified the Indiana Department of Environmental Management of these problems, and has curtailed production on the two presses until these problems are resolved. While the Company is working to resolve these compliance problems with the State of Indiana, these compliance problems may result in an adverse regulatory action by the State of Indiana against Multi-Color, which could adversely affect the earnings and financial condition of the Company.

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

     On January 9, 1997, the Company and its lenders, PNC Bank, Ohio, National Association, and Star Bank, National Association, entered into a Credit Agreement extending its revolving line of credit through July 31,1998. The loan agreement also provides for a $2,000,000 non-revolving credit facility expiring August 25, 1997. Borrowings under the revolving line of credit are limited to $4,500,000 and a $500,000 standby letter of credit to purchase raw materials is included as a sub-limit to the revolving credit facility. The agreement also allowed the Company to make capital expenditures of $3,200,000 during fiscal year 1997, $2,600,000 during fiscal year 1998, and $1,800,000 during fiscal year 1999 in support of its capital expansion program. Unexpended amounts during one fiscal year can be accumulated and carried over to the next fiscal year. For fiscal year 1997, capital expenditures totalled $2,600,000. Additionally, the new agreement allows the Company an annual exposure of $600,000 for rental payments under all lease agreements on real and personal property. The new agreement also reduces the fee structure of the Company's loan portfolio and establishes reduced interest rates if certain performance targets are accomplished. No borrowing beyond the existing credit facilities is anticipated.

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

     Due to the later than anticipated shut-down of the Cincinnati plant and the delayed start-up of the presses at the Scottsburg, Indiana plant negatively impacting earnings and cashflow during the third quarter, the Company was in violation of the cashflow coverage ratio at December 28, 1997. A cashflow coverage ratio of .77 to 1 resulted versus the requirement of 1 to
     1. The Company is negotiating waivers of this covenant and expects it will receive a waiver.

     Through the third quarter ended December 28, 1997, net cash provided by operating activities was $1,778,000 as compared to $985,000 of net cash provided by operating activities through the third quarter ended December 29, 1996. Net cash provided by operating activities was positively impacted by an increase in supplier accounts payable.

     At December 28, 1997, the Company's net working capital and current ratio were $(35,000) and .99 to 1 respectively, as compared to net working capital of $661,000 and current ratio of 1.08 to 1 at March 30, 1997. The decrease in working capital was primarily attributable to higher borrowings under the Company's revolving loan and higher accounts payable.

     At December 28, 1997, except for the cashflow coverage ratio described above, the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt. As of January 20, 1998, approximately $1,200,000 was available under the revolving line of credit.

                           Part II. Other Information


  Item 4.  Submissions of Matters to a Vote of Security Holders

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



  Item 6.  Exhibits and Reports on Form 8-K

           (a)  List of Exhibits



                Exhibit Number             Description
                --------------             -----------

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


                                   Multi-Color Corporation
                                   (Registrant)




Date:    January 27, 1998          By:
                                      ------------------------------------
                                      William R. Cochran
                                      Vice President, Chief Financial Officer