Form 10-K405
period 1998-03-29
MULTI COLOR CORP
filed 1998-06-26
CIK 819220

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended March 29, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____________

                         Commission File Number 0-16148

                             MULTI-COLOR CORPORATION


        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                         31-1125853
------------------------------------                ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


205 WEST FOURTH STREET, CINCINNATI, OHIO                       45202
----------------------------------------------      ----------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (513) 381-1480

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

The aggregate market value of voting stock based on a closing price of $6.50 per share held by nonaffiliates of the registrant is $4,777,201 as of June 16, 1998.

As of June 16, 1998, 2,279,220 shares of common stock, no par value, were issued and outstanding.

                       INDEX TO ANNUAL REPORT ON FORM 10-K


PART I                                                                                                      Page
             Item 1           Business                                                                          3
             Item 2           Properties                                                                        5
             Item 3           Legal Proceedings                                                                 5
             Item 4           Submission of Matters to Vote of Security Holders                                 5

PART II
             Item 5           Market for the Registrant's Common Equity and Related Stockholder Matters         6
             Item 6           Selected Financial Data                                                           7
             Item 7           Management's Discussion and Analysis of Financial Condition and Results
                              of Operations                                                                  7-12
             Item 7A          Quantitative and Qualitative Disclosures About Market Risk                       12
             Item 8           Financial Statements and Supplementary Data                                   12-29
             Item 9           Changes in and Disagreements with Accountants on Accounting and
                              Financial Disclosure                                                             29

ITEM III
             Item 10          Directors and Executive Officers of the Registrant                            30-32
             Item 11          Executive Compensation                                                        32-33
             Item 12          Security Ownership of Certain Beneficial Owners and Management                33-34
             Item 13          Certain Relationships and Related Transactions                                   34

ITEM IV
             Item 14          Exhibits, Financial Statement Schedules, and Reports on Form 8-K              34-38

         Certain statements contained in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

         Statements concerning expected financial performance, on-going business strategies, and possible future action which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic conditions; the success of its significant customers; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms and development of capital; availability of raw materials; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; competition; the ability to achieve cost reductions; the ability to dispose of certain assets at favorable prices; increases in general interest rates levels affecting the company's interest costs (most of which are tied to general interest rate levels); the ability to refinance outstanding debt on favorable terms; the ability to obtain favorable outcomes with respect to threatened legal proceedings; and the ability to reduce or defer certain capital expenditures. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
                                     ------

ITEM 1.  BUSINESS

GENERAL

         Multi-Color is one of the largest producers of printed labels for branded consumer products in the United States. Labels printed by the Company appear principally on mass-marketed products for which label appearance is a significant element of product marketing and merchandising. In its latest fiscal year, Multi-Color produced labels for a variety of consumer products including liquid detergents, fabric softeners, liquid soaps, anti-freeze, motor oil, chewing gum and food products. Multi-Color currently produces labels for approximately 50 customers.

         In 1985, Multi-Color acquired the net assets of the label divisions of Georgia-Pacific for $14.3 million cash and a $1 million secured subordinated note. Multi-Color established the Multi-Color Graphic Services division in 1987. This division supplies color separations of labels and engraves cylinders. The division was formed to improve the quality of separations and engravings supplied to Multi-Color and its customers. This division completed an expansion in fiscal 1991 that allows it to engrave cylinders for the Company's Scottsburg, Indiana plant. The Company constructed a rotogravure printing plant in Scottsburg, Indiana in 1990. This plant was built to provide additional printing capacity and capabilities to meet the changing needs of the marketplace.

         During the second quarter of fiscal 1997, the Company started a new entity with Think Laboratories, Inc. of Kashiwa, Japan, through a new corporation owned 80% by the Company and entitled Laser Graphic Systems, Incorporated ("LGSI"), to develop the market for engraving services in the United States. The Company also initiated an expansion of its Scottsburg, Indiana facility which entailed doubling the existing capacity of the Scottsburg, Indiana plant during 1997. This expansion supports the continued growth expected in the in-mold and other label markets.

         The Company's executive offices are located at 205 West Fourth Street, Cincinnati, Ohio 45202, and its telephone number is (513)381-1480. Unless the context otherwise requires, the "Company" and "Multi-Color" refer to Multi-Color Corporation and its predecessors.

PRODUCTS

         The Company's predecessors began producing paper labels in 1918 and the Company has maintained several customer relationships that have existed since that time. Multi-Color produces labels which are used to wrap products or are affixed to finished product containers. These labels are printed for chewing gum, plastic bottled products, boxed consumer products, automotive liquid products, and personal care products. In addition, the Company produces gift wrap.

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

         Based on the technological capabilities of its printing facilities, the Company has recently introduced the following value added products in the growing markets listed below:

         1) Plastic in-mold products for the personal care and household chemical markets which should offer superior value compared to current labeling techniques.

         2) In-mold label product for injection molding in the ice cream and food markets.

         Multi-Color produces rotogravure cylinders at Multi-Color Graphics and its LGSI subsidiary. Employing a proprietary laser-exposing process which the Company licenses from Think Laboratories, Inc., the resulting cylinders produce gravure's high quality at costs comparable to other printing technologies. The Company is seeking to market the unique services of LGSI to customers other than its label customers and believes that significant potential exists for this technology.

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

         Approximately 54% of the Company's total sales in fiscal 1998 were to three customers: The Procter & Gamble Company, 26% (divided among six product categories and three separate buyers); Wm. Wrigley Jr. Company, 14%; and Alvin Press, 14%. The loss or substantial reduction of the business of any of the major customers would have a material adverse effect on the Company.

PRINTING OPERATIONS

         Multi-Color's printing equipment consists of four rotogravure printing presses in its Scottsburg plant. All of the Company's presses are capable of multi-color, high-speed and high-quality graphic printing. The Company also has a wide variety of cutting and finishing equipment used to process printed material. The wide range of capabilities and versatility provided by the Company's equipment permits it to respond rapidly to changing customer needs, including the development of new products. The Company believes it has sufficient capacity to meet any expected growth of its products. At March 29, 1998, the existing label backlogs were approximately $3,000,000.

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

         Multi-Color's research and development expenditures totaled $447,000 in fiscal 1998, $246,000 in fiscal 1997 and $141,000 in fiscal 1996.

RAW MATERIALS

         Multi-Color purchases proprietary products from a number of printing suppliers which is common in the printing industry. To prevent potential disruptions to its manufacturing facilitates, Multi-Color has developed relationships with more than one supply source for each of its critical raw materials. Additionally, its raw material suppliers are major corporations, each demonstrating successful historical performance. Although this should prevent any long term business interruption due to the inability of obtaining raw materials, there could be short term manufacturing disruptions during the customer qualification period for any new raw material source.

COMPETITION

         The Company has a large number of competitors in its traditional label business and three principal competitors in the in-mold label and substrate business. Some of these competitors have greater financial and other resources than the Company. Multi-Color could be adversely affected should a competitor develop labels similar or technologically superior to the Company's in-mold label. Although price is an important competitive factor in the Company's business, the Company believes competition is principally dependent upon quality, service, and technical expertise and experience. Customer service, quality and qualification requirements present barriers to new entrants into Multi-Color's markets.

EMPLOYEES

         As of March 29, 1998, the Company had 218 employees, of whom 59 were salaried and 159 were hourly. Multi-Color considers its labor relations to be good and has not experienced any work stoppages during the previous ten years.

REGULATION

         The Company operations are subject to regulation by federal and state environmental protection agencies.

         The United States Food and Drug Administration regulates the raw materials used in labels for food products. These regulations apply to the consumer products companies for which Multi-Color produces labels. Multi-Color uses materials specified by the consumer products companies in producing labels for food products.

ITEM 2.  PROPERTIES

         Multi-Color operates two production facilities. The Scottsburg, Indiana plant has 56,300 square feet and is situated on 14 acres, 30 miles north of Louisville, Kentucky. The Erlanger, Kentucky facility, housing its Multi-Color Graphics division and Laser Graphic Systems, Inc., has approximately 12,000 square feet and is located on approximately 3 acres, 10 miles south of Cincinnati. The Company owns the real estate constituting all of its plant sites. The land and buildings of all the plant sites are encumbered by mortgages in favor of the lenders under the Company's credit facility. The Company's executive offices are located at 205 West Fourth Street, Cincinnati, Ohio in approximately 5,000 square feet of leased office space. The Company's properties are in good condition, are well-maintained, and are adequate for the Company's intended uses. During April, 1998, the Company sold its 300,000 square foot building located in Cincinnati to Wine Racks Unlimited, a Cincinnati based manufacturer of wine cellars. The Company is leasing approximately 50,000 square feet of the Cincinnati plant for warehouse purposes.

ITEM 3.  LEGAL PROCEEDINGS

         In January 1998, Multi-Color identified various environmental compliance problems associated with the operation of two presses at its Scottsburg, Indiana plant. The Company notified the Indiana Department of Environmental Management of these problems in January 1998. In March 1998, representatives of Multi-Color and the Indiana Department of Environmental Management met to discuss the company's disclosure of noncompliance and in May, 1998, the Company submitted a voluntary environmental audit report for this facility to the State of Indiana. The Indiana Department of Environmental Management is currently reviewing this disclosure. The Company anticipates this matter will result in the imposition of penalties and other obligations by the State of Indiana which, depending upon their significance, could adversely affect the earnings and financial condition of the Company.

         On June 17, 1998, Multi-Color received proposed final findings and orders from the Director of the Ohio Environmental Protection Agency concerning certain alleged violations of environmental laws at the Company's Cincinnati facility which include a proposed civil penalty of $282,700. Multi-Color is studying these materials and intends to contest them as appropriate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None during the fourth quarter of the fiscal year ending March 29, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's shares trade in the over-the-counter market under the NASDAQ-NMS symbol LABL. The following table sets forth the high and low sales prices of the Company's stock ("Common Stock") as reported in the NASDAQ National Market System for fiscal year 1997 and 1998. These prices may not necessarily be indicative of any reliable market value.

                                                                  High             Low
                                                                  ----             ---

          April 1, 1996 through June 30, 1996                     $7.25           $4.50
          July 1, 1996 through September 29, 1996                 $7.13           $4.25
          September 30, 1996 through December 29, 1996            $6.38           $5.13
          December 30, 1996 through March 30, 1997                $7.00           $5.25
          Year Ended March 30, 1997                               $7.25           $4.25

          March 31, 1997 through June 29, 1997                    $7.50           $5.75
          June 30, 1997 through September 28, 1997                $8.38           $6.75
          September 29, 1997 through December 28, 1997            $7.50           $6.25
          December 29, 1997 through March 29, 1998               $10.00           $6.00
          Year Ended March 29, 1998                              $10.00           $5.75

         As of June 19, 1998, there were approximately 417 shareholders of record of the Common Stock.

         Multi-Color currently intends to retain its earnings to fund the growth of its business and does not anticipate paying any cash dividends on Common Stock in the foreseeable future. The Company's financing agreements prohibit the payment of Common Stock cash dividends. Additionally, the Company is prohibited from paying dividends on the Common Stock unless all dividends declared on the Company's Series A Convertible Preferred Stock and Series B Convertible Preferred Stock have been fully paid.

RECENT SALES OF UNREGISTERED SECURITIES

         On January 7, 1998, Gordon B. Bonfield, President and Chief Executive Officer of the Company, purchased 10,000 shares of Common Stock at $5.36. This issuance was exempt from registration under the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) of that Act.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          Fiscal Year Ended (1)
                                                   ---------------------------------------------------------------------
                                                     MARCH 29      March 30     March 31       April 2        April 3
                                                   ------------ ------------- ------------ --------------- -------------
                                                      1998 (5)        1997         1996         1995 (2)       1994 (3)
-------------------------------------------------- ------------ ------------- ------------ --------------- -------------
                                                                   (In thousands, except share amounts)

Net sales                                              $47,576       $48,143     $55,375      $61,777        $65,403
Gross profit                                             4,840         8,267       8,508        2,803          2,558
Operating income (loss)                                 (2,455)        2,579       2,631       (7,168)        (5,603)
Income (loss) before extraordinary item                 (4,071)        1,627       1,191       (8,523)        (4,335)
Extraordinary item                                           -             -           -          225              -
Net Income (loss)                                       (4,071)        1,627       1,191       (8,748)        (4,335)
Diluted earnings (loss) per share                        (2.00)         0.58        0.55        (4.03)         (2.02)
Weighted average shares outstanding - diluted            2,172         2,821       2,178        2,169          2,151
Preferred dividends                                        279           261           -            -              -
Working capital                                        $(1,827)      $   661     $    (3)    $(17,031)(4)    $ 2,754
Total assets                                            30,854        28,487      30,454       35,959         42,121
Short-term debt                                          4,782         3,411       2,902       19,898(4)       1,395
Long-term debt                                          11,208         9,902      14,873            8         15,404
Shareholders' investment                                 4,665         8,907       4,920        2,998         11,818
-------------------------------------------------- ------------ ------------- ------------ --------------- -------------

(1) Multi-Color maintains a fiscal year of 52 or 53 weeks beginning on the Monday nearest to March 31. Fiscal year 1994 was a 53 week fiscal year. All other fiscal years set forth herein are 52 weeks.
(2) Fiscal year 1995 results includes a write down of $3,800 on certain equipment and an extraordinary charge of $225 related to prepayment fees associated with the previous financing agreement.
(3)  Fiscal year 1994 results includes a restructuring charge of $1,777.
(4) Includes $14,700 of long-term debt which was subject to acceleration and therefore classified as current.
(5) Fiscal year 1998 results includes a restructuring charge of $315, a write down of $438 on certain property and a $668 loss on sale of assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

         The following table shows, for the periods indicated, certain components of the Company's consolidated statements of operations as a percentage of net sales and the percentage changes in the dollar amounts of such components compared to the indicated prior period.

                                                                                        Period to Period Change
                                                                                    ---------------------------------
                                                                                      FISCAL 1997      Fiscal 1996

                                                    Percentage of Net Sales               TO               to
                                             --------------------------------------
                                                1998         1997         1996        FISCAL 1998      Fiscal 1997
-------------------------------------------- ------------ ------------ ------------ ---------------- ----------------
Net Sales                                      100.0%       100.0%       100.0%            (1.2%)         (13.1%)
Cost of Goods Sold                              89.8%        82.8%        84.6%             7.2%          (14.9%)
     Gross Profit                               10.2%        17.2%        15.4%           (41.4%)          (2.8%)
Selling, General & Administrative Expenses      13.8%        11.8%        10.4%            15.0%           (1.3%)
Restructuring Charge                              .7%          -            -             100.0%             -
Impairment Loss on Long-Lived Assets             1.0%          -            .2%           100.0%          100.0%
     Operating Income (Loss)                    (5.3%)        5.4%         4.8%          (195.2%)          (2.0%)
Interest Expense                                 2.1%         2.1%         2.6%             2.1%          (28.9%)
Other                                            1.2%         (.1%)         .1%         (1066.6%)        (211.0%)
     Income (Loss) Before Taxes                 (8.6%)        3.4%         2.1%          (350.2%)          41.0%
Credit for income taxes                           -            -           (.1%)             -           (100.0%)
Net Income (Loss)                               (8.6%)        3.4%         2.2%          (350.2%)          36.6%

COMPARISON OF FISCAL YEARS ENDED MARCH 29, 1998 AND MARCH 30, 1997

                                 1998                   1997                   Change                % Change
------------------------- -------------------- ----------------------- ----------------------- ---------------------
Net Sales                     $47,575,608           $48,142,920              $(567,312)               (1.2%)

         Due to the Company phasing out certain categories of prime labels, the sales decline of 1.2% was anticipated. Prime label sales declined $3,583,000 to approximately $8,968,000 in 1998. The decline in prime label sales was the result of the Company phasing out sales to one major customer as the profitability did not meet the minimum returns established by management. Prime labels are labels applied to the consumer-product packaging after the package is manufactured. Sales of in-mold labels and cylinders increased 8.5% or approximately $3,000,000 over 1997 levels. The Company has confidence in the long-term growth of the in-mold label and rotogravure cylinder markets which is supported by the expansion programs initiated during 1998 at the Scottsburg label and Erlanger cylinder manufacturing facilities.

                                 1998                   1997                   Change                % Change
------------------------- -------------------- ----------------------- ----------------------- ---------------------
Gross Profit                  $4,840,344             $8,266,949             $(3,426,605)             (41.4%)
As a % of Sales                  10.2%                 17.2%                   (7.0%)                   -

         In support of the expected growth of in-mold label sales, during 1998, the Company initiated an expansion program at the Scottsburg plant which doubled its printing capacity. The Company installed a refurbished rotogravure press and purchased a new Uteco Italian rotogravure press. Additionally, this expansion program was initiated to give Multi-Color sufficient printing capacity allowing the Company to close its Cincinnati facility.

         The 1998 decline in gross profit was primarily the result of a delay of the start-up of the new presses at Scottsburg and the resulting continuing fiscal 1998 operation of the Cincinnati plant which was scheduled to be shut down during the latter part of the second quarter. These two events combined to increase expenses and contributed to the majority of the reduction of gross profit. Although the Company was successful in selling the Cincinnati plant on March 31, 1998, the facility negatively impacted 1998 results by approximately $720,000.

         Additionally, the Company incurred one-time-only charges of approximately $1,100,000 during the fourth quarter and had to curtail production on two presses at its Scottsburg plant during the fourth quarter due to environmental compliance problems. Both of these events negatively impacted the 1998 gross profit results.

                                   1998                 1997                   Change                % Change
----------------------------- ---------------- ----------------------- ----------------------- ---------------------
Selling, General
  Administrative Expenses       $6,542,759           $5,688,392               $854,367                15.0%
As a % of Sales                    13.8%               11.8%                    2.0%                    -

         Selling, general, and administrative expenses increased $854,000 in fiscal 1998. The increase was attributable to the Company accruing a proposed final findings and orders from the Ohio Environmental Protection Agency which included a civil penalty, severance agreement charges, utilization of an outside consultant to assist in the start-up of the Scottsburg expansion, increased legal expenses, and increased bad debt expense.

                                   1998                 1997                   Change                % Change
----------------------------- ---------------- ----------------------- ----------------------- ---------------------
Restructuring
  Charge                         $314,599               $ -                   $314,599                100.0%

         During the second quarter, the Company accrued a restructuring charge of $310,000 for the previously announced closing of the Cincinnati printing plant to handle severance and benefit obligations associated with the plant closing. An additional $4,599 was accrued during the fourth quarter of fiscal 1998 resulting in a total restructuring charge of $314,599.

                                   1998                 1997                   Change                % Change
----------------------------- ---------------- ----------------------- ----------------------- ---------------------
Impairment Loss
  Long-Lived Assets              $438,459               $ -                   $438,459                100.0%

         The 1998 impairment loss on long-lived assets represents the loss on sale of the Cincinnati plant which was completed two days subsequent to the end of the fiscal year on March 31, 1998. The amount detailed represents the difference between the basis in the property and the selling price.

                                   1998                 1997                   Change                % Change
----------------------------- ---------------- ----------------------- ----------------------- ---------------------
Interest Expense                $1,032,579           $1,011,709               $20,870                  2.1%

         Interest expense increased due to higher average borrowings on the Company's working capital line offset by the retirement of the Cincinnati Industrial Revenue Bonds.

         The Company recorded no amounts for income taxes in 1998 as it anticipates utilizing net operating loss carryforward benefits generated in prior periods. There is no net deferred tax balance.

         The Company recorded a net loss for 1998 of $(4,071,000) or a decrease of $(5,698,000) from the net profit of $1,627,000 in 1997, due to the factors discussed above.

COMPARISON OF FISCAL YEARS ENDED MARCH 30, 1997 AND MARCH 31, 1996

                                   1997                 1996                   Change                % Change
----------------------------- ---------------- ----------------------- ----------------------- ---------------------
Net Sales                       $48,142,920         $55,374,711             $(7,231,791)             (13.1%)

         The 1997 decrease in sales resulted from the combination of the anticipated decline in prime label sales and a change in mix in the in-mold label market resulting in a small revenue decline offset by an increase in cylinder sales. Prime label sales declined $6,348,000 to approximately $12,552,000 in 1997. The decline in prime label business was the result of the Company eliminating some unprofitable prime label activities and the reduced sales to one major customer as the existing profitability did not meet the expected returns established by management. The

Company is continuing its relationship with this customer and was awarded some new business which met the profitability standards. The Company continues to take steps to improve the profitability of its prime label business and may experience further sales declines as a result of these efforts.

         Although 1997 unit volume was consistent with 1996, the Company's in-mold label sales decreased by $1,258,000 to approximately $32,742,000 in 1997. The decrease resulted from a change in mix in the in-mold market resulting in a small revenue decline; however, the Company has confidence in the long-term growth of the in-mold market. To accommodate this expected sales growth, the Company is doubling its printing capacity and adding both a new short-run, Italian-made press and a rebuilt press at the Scottsburg facility.

         Sales at the Graphics division increased $394,000 due to the division now providing the majority of the cylinder requirements for the Company's label customers. The Company is currently marketing its cylinder manufacturing capabilities externally to increase sales for this division. In anticipation of increased sales, the Company started a new subsidiary with Think Laboratories, Inc. of Kashiwa, Japan, the ("Think Laboratories subsidiary") through a corporation owned 80% by the Company and entitled Laser Graphic Systems, Incorporated. With this subsidiary, the cylinder making capacity of the Graphics division will be doubled.

                                   1997                 1996                   Change                % Change
----------------------------- ---------------- ----------------------- ----------------------- ---------------------
Gross Profit                    $8,266,949           $8,507,987              $(241,038)               (2.8%)
As a % of Sales                    17.2%               15.4%                    1.8%                    -

         The 1997 gross profit percentage of 17.2% represents the highest gross profit percentage in the Company's history. The Company's success at improving its consolidated gross profit percentage with lower sales volumes supports management's commitment to lowering the Company's cost structure. Gross profit was favorably impacted by consistent levels of in-mold label sales which generate higher margins than prime label sales, coupled with improved efficiency at the Scottsburg and Graphics divisions. Gross profit was also favorably impacted by the Company continuing its cost-cutting programs in 1997 at the Cincinnati division to handle the lower levels of prime label sales. Additionally, the 1996 gross profit was favorably impacted by a one-time $300,000 "out of period" supplier claim settlement.

         With lower sales volumes in 1997 than in 1996, the 1997 Cincinnati gross profit performance was down slightly from 1996 gross profit performance. This resulted from a different mix of products being produced at Cincinnati in 1997 due to the successful transfer of all gravure in-mold label production to the Scottsburg plant during 1996. The Company has continued its cost containment programs at the Cincinnati plant to handle expected lower levels of prime label sales and is focusing on growing those businesses that generate a positive contribution to gross profit.

         Scottsburg's gross profit increased over 1996 and was favorably impacted by higher sales volumes. Although an improvement in gross profit was realized, there was a slight decline in gross profit percentage due to an increase in employment to handle the production from the installation of the rebuilt and new Italian rotogravure presses. Additionally, during 1996, the division benefited from a one-time $300,000 "out of period" supplier claim settlement.

         The Graphics division realized an increase of $523,000 in 1997 gross profit over 1996. This was the result of the division providing the majority of the cylinder requirements for the Company's label customers. With the Think Laboratories subsidiary, the capacity of the Graphics division will be doubled and the Company is currently seeking new markets for its cylinder making capabilities to increase sales for this division.

                                     1997                1996                  Change                % Change
------------------------------ ----------------- --------------------- ----------------------- ---------------------
Selling, General and
  Administrative Expenses         $5,688,392          $5,764,988             $(76,596)                (1.3%)
As a % of Sales                     11.8%               10.4%                   1.4%                    -

         Selling, general, and administrative expense decreased $77,000. This decrease was attributable to the Company no longer using an outside consulting firm during fiscal 1996 to assist with its equity financing offset by additional staffing to handle the Scottsburg plant expansion and the hiring of additional in-mold label sales personnel during fiscal 1997 to assist with the expected future growth of in-mold label sales.

                                     1997                1996                  Change                % Change
------------------------------ ----------------- --------------------- ----------------------- ---------------------
Impairment Loss on
  Long-Lived Assets                  $ -               $111,698              $(111,698)              (100.0%)

         In 1995, the Company recorded a $3,800,000 impairment loss due to the recurring losses at the Cincinnati location. This impairment loss reduced the carrying value of certain equipment at the Cincinnati location to fair value as generally determined by an independent appraiser. An overall management plan to restore the Cincinnati operations to profitability was initiated in 1995. This plan called for the elimination of unprofitable business activities in the conventional label division and the rationalization of the overhead cost structure to align it with the remaining business. While the remaining business was expected to be profitable, projected sales levels were expected to be lower. These expected lower sales levels resulted in the corresponding recording of the 1995 impairment loss against printing and finishing equipment. The additional impairment loss recorded in 1996 on printing equipment reflects management's ongoing assessment of expected sales levels, expected utilization of specific assets in meeting those sales levels, and the corresponding carrying value and fair value of such assets as established by an independent appraisal. The conclusion of this assessment in 1997 was that no additional impairment loss was required.

                                     1997                1996                  Change                % Change
------------------------------ ----------------- --------------------- ----------------------- ---------------------
Interest Expense                  $1,011,709          $1,423,022             $(411,313)              (28.9%)

         Interest expense decreased due to principal payments on the Company's Industrial Revenue Bonds.

         The Company recorded no amounts for income taxes in 1997 as it anticipates utilizing net operating loss carryforward benefits generated in prior periods. There is no net deferred tax balance.

         The Company recorded a net profit for 1997 of $1,627,000 or an increase of $436,000 from the net profit of $1,191,000 in 1996, due to the factors discussed above.

Liquidity and Capital Resources

         The Company is dependent on availability under its Revolving Credit Agreement, approximately $1,600,000 at June 22, 1998, and its operations to provide for cash needs. The Company entered into a new credit agreement with PNC Bank, Ohio, National Association and Comerica Bank on June 22, 1998 which is a restatement of its prior credit agreements. The earlier credit agreements were amended several times between 1994 and 1998 to reflect, among other things, the Company's inability to meet certain financial covenants, including cash flow coverage ratios, leverage ratios and current ratios, and to reflect equity infusions and changes in the Company's results of operations during that time period. The new credit agreement provides for available borrowings under a revolving line of credit up to a maximum of $5,000,000, subject to certain borrowing base limitations. The new credit agreement also allows $3,500,000 of capital expenditures, including an expansion program for a new facility in Scottsburg once certain performance criteria are met. Under the terms of the new credit agreement, the Company is subject to a number of financial covenants. Additionally, the Company is prohibited from paying deferred dividends on its outstanding preferred stock and is limited in its ability to borrow other funds until certain performance criteria are met. The amount of accrued but unpaid preferred dividends was $139,704 at June 22, 1998. The new credit agreement also requires the Company to continue to place $1,000,000 per year into the sinking fund to be available to retire other debt. The existing sinking fund balance, plus fifty percent of the fiscal 1999 contributions, will provide the Company with the funds for the Scottsburg expansion if the Company satisfies the performance criteria allowing it to begin the expansion project.

         In fiscal 1998, cash provided by operating activities was $1,300,000 compared to $2,600,000 in 1997. The decrease was primarily due to an increase in accounts payable and accrued liabilities. The Company had a deficit in working capital of $(1,827,000) at the end of fiscal 1998 as compared to a working capital surplus of $661,000 at the end of fiscal 1997. The reductions in working capital were primarily attributable to the increase in accounts payable and accrued liabilities. At June 22, 1998, the Company was in compliance with its loan covenants and current in its principal and interest payments and all debt.

         During fiscal 1999, the Company has no scheduled material principal payments under any of its debt obligations. Accordingly, debt service requirements for fiscal 1999 are expected to be approximately $2,200,000. The Company intends to make capital expenditures other than those in connection with any expansion of its Scottsburg facility of approximately $1,000,000 during fiscal 1999. The Company believes that cash flow from operations and availability under the revolving line of credit are sufficient to meet its capital requirements for fiscal 1999.

Inflation

         The Company does not believe that its operations have been materially affected by inflation.

Computer Systems - Year 2000 Impact

         The Company has begun to implement a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will properly manage dates beyond 1999. Based on the work to date, it believes it can complete the program successfully by October, 1998. Multi-Color believes the costs of modifying non-compliant computer systems and applications and the implementation of software enhancements are primarily purchased software costs which are immaterial. The Company intends to redeploy existing information technology resources and, thus, does not expect to incur significant incremental costs to implement its Year 2000 program. However, there can be no assurance that the systems of other parties, upon which the Company also relies will be modified on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly operate or manage dates beyond 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements and Financial Statement Schedules

                        CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants  ........................13
Consolidated Statements of Operations for the years ended
       March 29, 1998; March 30, 1997 and March 31, 1996....................14
Consolidated Balance Sheets as of March 29, 1998 and March 30, 1997.........15
Consolidated Statements of Shareholders' Investment for the years ended
       March 29, 1998; March 30, 1997 and March 31, 1996....................16
Consolidated Statements of Cash Flows for the years ended
       March 29, 1998; March 30, 1997 and March 31, 1996....................17
Notes to Consolidated Financial Statements...............................18-29

         All Financial Statement Schedules have been omitted because either they are not required or the information is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     To the Shareholders and Directors of Multi-Color Corporation:

         We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) as of March 29, 1998 and March 30, 1997, and the related consolidated statements of operations, shareholders' investment, cash flows for each of the three years ended March 29, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Color Corporation as of March 29, 1998 and March 30, 1997, and the consolidated results of their operations and their cash flows for the three years then ended in conformity with generally accepted accounting principles.


GRANT THORNTON LLP




Cincinnati, Ohio
May 8, 1998, except for Note 12(b) as to which the date is June 17, 1998 and
Note 15 as to which the date is June 22, 1998.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 29, 1998, March 30, 1997 and March 31, 1996

                                                                                   1998           1997          1996
------------------------------------------------------------------------------ -------------- ------------- --------------
Net Sales                                                                      $47,575,608     $48,142,920   $ 55,374,711
Cost of goods sold                                                              42,735,264      39,875,971     46,866,724
------------------------------------------------------------------------------ -------------- ------------- --------------
     GROSS PROFIT                                                                4,840,344       8,266,949      8,507,987
Selling, general and administrative expenses                                     6,542,759       5,688,392      5,764,988
Restructuring charge (Note 14)                                                     314,599             -              -
Impairment loss on long-lived assets (Note 2(f))
                                                                                   438,459             -          111,698
------------------------------------------------------------------------------ -------------- ------------- --------------
     OPERATING INCOME (LOSS)                                                    (2,455,473)      2,578,557      2,631,301
Interest expense                                                                 1,032,579       1,011,709      1,423,022
Minority interest in losses of subsidiary (Note 11)
                                                                                   (84,889)        (13,424)           -
Other (income) expense, net (primarily loss on sale of assets)                     667,831         (46,886)        54,311
------------------------------------------------------------------------------ -------------- ------------- --------------
     INCOME (LOSS) BEFORE CREDIT FOR INCOME TAXES                               (4,070,994)      1,627,158      1,153,968
Credit for income taxes (Note 5)                                                       -               -          (37,000)
------------------------------------------------------------------------------ -------------- ------------- --------------
     NET INCOME (LOSS)                                                         $(4,070,994)     $1,627,158    $ 1,190,968
------------------------------------------------------------------------------ -------------- ------------- --------------
Weighted average shares and equivalents outstanding:
     Basic                                                                       2,172,482       2,169,937      2,172,569
     Diluted                                                                     2,172,482       2,821,300      2,177,928
------------------------------------------------------------------------------ -------------- ------------- --------------
Basic earnings (loss) per common share                                              $(2.00)          $0.63          $0.55
------------------------------------------------------------------------------ -------------- ------------- --------------
Diluted earnings (loss) per common and common equivalent share                      $(2.00)          $0.58          $0.55
------------------------------------------------------------------------------ -------------- ------------- --------------

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS

As of March 29, 1998 and March 30, 1997

                                                                                                     1998             1997
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents (Note 2(d))                                                      $     12,352      $     80,780
     Accounts receivable, net:
          Trade (Notes 3 and 9)                                                                    4,605,268         2,865,652
          Other                                                                                       76,538           383,515
     Note receivable (Note 8)                                                                        129,709           118,585
     Inventories (Notes 2(e) and 3)                                                                5,022,985         5,092,074
     Deferred tax benefit (Note 5)                                                                   475,800           240,675
     Prepaid expenses, supplies, pension and other                                                   164,598            91,628
     Refundable income taxes                                                                          29,944            45,818
     Property held for sale, net  (Notes 2(g) and 15)                                                905,415                 -
------------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                    11,422,609         8,918,727
PROPERTY, PLANT AND EQUIPMENT, NET (NOTES 2(f) AND 3)                                             18,619,681        19,083,988
PROPERTY HELD FOR SALE, NET (NOTE 2(g))                                                                    -           144,248
SINKING FUND DEPOSITS (NOTE 3)                                                                       620,648            74,451
DEFERRED CHARGES, NET                                                                                 48,240             2,652
NOTE RECEIVABLE (NOTE 8)                                                                              42,513           162,685
NOTE RECEIVABLE FROM OFFICER/SHAREHOLDER (NOTE 8)                                                    100,000           100,000
------------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                          $ 30,853,691      $ 28,486,751
===============================================================================================================================
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Short-term debt (Note 3)                                                                   $  3,664,436      $  2,293,794
     Current portion of long-term debt (Note 3)                                                    1,024,256         1,003,133
     Current portion of capital lease obligations (Note 10)                                           93,316           114,497
     Accounts payable                                                                              6,968,195         3,631,548
     Accrued liabilities:
          Payroll benefits and related taxes (Note 4(a))                                             866,353           671,257
          Vacations                                                                                   10,000           115,051
          Real estate and personal property taxes                                                    325,917           348,430
          Interest and other                                                                         297,362            79,932
-------------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                               13,249,835         8,257,642
LONG-TERM DEBT (NOTE 3)                                                                           11,000,000         9,600,000
CAPITAL LEASE OBLIGATIONS (NOTE 10)                                                                  207,980           301,687
DEFERRED INCOME TAXES (NOTE 5)                                                                       475,800           240,675
DEFERRED COMPENSATION (NOTE 4(c))                                                                    853,760           691,920
PENSION LIABILITY (NOTE 4(a))                                                                              -             1,363
-------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                       25,787,375        19,093,287
-------------------------------------------------------------------------------------------------------------------------------
MINORITY INTEREST (NOTE 11)                                                                          401,687           486,576
-------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS' INVESTMENT (NOTES 3, 7, AND 13):
     Preferred stock, no par value; 1,000,000 shares authorized, - 13,242 shares issued at March 29, 1998 and March 30, 1997 (aggregate liquidation
          preference of $529,666) Series B                                                           529,666           529,666
          - 52,500 shares issued at March 29, 1998 and March 30, 1997 (aggregate
          liquidation preference of $2,625,000) Series A                                           2,418,303         2,418,303
     Common stock, no par value; 10,000,000 shares authorized 2,182,060 and
          2,180,519 shares issued and outstanding at March 29, 1998 and March 30, 1997               218,206           218,052
     Paid-in capital                                                                               9,191,952         9,174,645
     Accumulated deficit                                                                          (7,693,498)       (3,343,096)
     Excess of additional pension liability over unrecognized prior service cost (Note 4(a))               -           (45,682)
     Treasury stock, at cost; 10,900 shares at March 30, 1997                                              -           (45,000)
-------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' investment                                                           4,664,629         8,906,888
-------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' investment                                        $ 30,853,691      $ 28,486,751
===============================================================================================================================

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

For the Years Ended March 29, 1998, March 30, 1997 and March 31, 1996


                             Preferred Stock          Common Stock
                             ---------------          ------------
                            Number of             Number of                                      Additional
                               Shares                Shares                Paid-In   Accumulated    Pension   Treasury
                          Outstanding   Amount  Outstanding     Amount     Capital       Deficit  Liability      Stock        Total
------------------------- ----------- --------- -----------  ---------  ---------- ------------- ----------  ---------  -----------
BALANCE,
April 2, 1995                    -   $        -   2,172,569   $217,257  $9,140,334  $(5,900,413)  $(459,113)  $      -  $ 2,998,065
ADD (DEDUCT):
Net income                       -            -           -          -           -    1,190,968           -          -    1,190,968
Conversion of convertible
   debt to preferred stock  13,242      529,666           -          -           -            -           -          -      529,666
Change in additional
   pension liability             -            -           -          -           -            -     201,344          -      201,344
------------------------- ----------- --------- -----------  ---------  ---------- ------------- ----------  ---------  -----------
BALANCE,
March 31, 1996              13,242      529,666   2,172,569    217,257   9,140,334   (4,709,445)   (257,769)         -    4,920,043
ADD (DEDUCT):
Net income                       -            -           -          -           -    1,627,158           -          -    1,627,158
Preferred stock issued      52,500    2,418,303           -          -           -            -           -          -    2,418,303
Purchase of treasury stock       -            -           -          -           -            -           -    (45,000)     (45,000)
Issuance of common stock         -            -       7,950        795      34,311            -           -          -       35,106
Preferred dividends
  declared                       -            -           -          -           -     (260,809)          -          -     (260,809)
Change in additional
   pension liability             -            -           -          -           -            -     212,087          -      212,087
------------------------- ----------- --------- -----------  ---------  ---------- ------------- ----------  ---------  -----------
BALANCE,
March 30, 1997              65,742    2,947,969   2,180,519    218,052   9,174,645   (3,343,096)    (45,682)   (45,000)   8,906,888
ADD (DEDUCT):
Net loss                         -            -           -          -           -   (4,070,994)          -          -   (4,070,994)
Issuance and retirement
   of treasury stock             -            -        (909)       (91)      8,691            -           -     45,000       53,600
Preferred dividends
   declared                      -            -           -          -           -     (279,408)          -          -     (279,408)
Issuance of common stock         -            -       2,450        245       8,616            -           -          -        8,861
Change in additional
   pension liability             -            -           -          -           -            -      45,682          -       45,682
------------------------- ----------- --------- -----------  ---------  ---------- ------------- ----------  ---------  -----------
Balance,
March 29, 1998              65,742   $2,947,969   2,182,060   $218,206  $9,191,952  $(7,693,498)  $       -   $      -  $ 4,664,629
------------------------- ----------- --------- -----------  ---------  ---------- ------------- ----------  ---------  -----------

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 29, 1998, March 30, 1997 and March 31, 1996

                                                                                          1998           1997            1996
------------------------------------------------------------------------------------ -------------- -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                   $(4,070,994)    $ 1,627,158     $ 1,190,968
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
  Depreciation                                                                          1,995,528       1,739,065       1,890,120
  Amortization                                                                             38,000          53,234          86,780
  Minority interest in losses of subsidiary                                               (84,889)        (13,424)              -
  Net (gain) loss on disposal of equipment                                                546,358            (186)        (48,667)
  Interest expensed on convertible debt                                                         -               -          29,666
  Increase in non-current deferred compensation                                           161,840          88,781          73,514
  Increase in non-current pension obligation, net of equity charge                         44,319          95,884          99,015
  Decrease in notes receivable                                                            109,048          99,697         108,683
  Net (increase) decrease in accounts receivable, inventories,
    prepaid expenses, supplies, and pension and other and refundable income taxes      (1,425,994)        798,108       5,139,845
  Net increase (decrease) in accounts payable, accrued liabilities
    (excluding restructuring charge)                                                    3,551,758      (1,935,996)     (4,918,973)
  Impairment loss on long-lived assets                                                    438,459               -         111,698
------------------------------------------------------------------------------------ -------------- -------------- ---------------
    Net cash provided by operating activities                                           1,303,433       2,552,321       3,762,649
------------------------------------------------------------------------------------ -------------- -------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 (4,312,323)     (3,051,607)       (931,085)
  Proceeds from sale of equipment                                                       1,035,118         352,415       1,117,700
------------------------------------------------------------------------------------ -------------- -------------- ---------------
    Net cash provided by (used in) investing activities                                (3,277,205)     (2,699,192)        186,615
------------------------------------------------------------------------------------ -------------- -------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in revolving line of credit, net                                  1,370,642         402,240      (2,213,347)
  Sinking fund withdrawals (payments)                                                    (546,197)      2,162,488      (1,836,939)
  Proceeds from sale (purchase) of treasury stock, net                                     53,600         (45,000)              -
  Proceeds from issuance of common stock, net                                               8,861          35,106               -
  Proceeds from issuance of preferred stock, net                                                -       2,418,303               -
  Proceeds from issuance of long-term debt                                              3,034,321               -               -
  Repayment of long-term debt                                                          (1,613,198)     (4,901,960)       (295,997)
  Preferred stock dividend payments                                                      (209,557)       (260,809)              -
  Proceeds from minority shareholder of subsidiary                                              -         500,000               -
  Capitalized bank fees                                                                   (78,240)              -               -
  Repayment of capital lease obligation                                                  (114,888)       (123,166)        (79,065)
  Proceeds from issuance of convertible debt                                                    -               -         500,000
------------------------------------------------------------------------------------ -------------- -------------- ---------------
    Net cash provided by (used in) financing activities                                 1,905,344         187,202      (3,925,348)
------------------------------------------------------------------------------------ -------------- -------------- ---------------
    Net increase (decrease) in cash and cash equivalents                                  (68,428)         40,331          23,916
CASH AND CASH EQUIVALENTS, beginning of year                                               80,780          40,449          16,533
------------------------------------------------------------------------------------ -------------- -------------- ---------------
CASH AND CASH EQUIVALENTS, end of year                                                $    12,352     $    80,780     $    40,449
------------------------------------------------------------------------------------ -------------- -------------- ---------------
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                       $ 1,084,318     $ 1,079,629     $ 1,389,555
  Income taxes paid                                                                   $    37,195     $         -     $    43,574
Supplemental Disclosure of Non Cash Activities:
  Increase in property, plant and equipment and capital lease obligation              $         -     $   160,415     $   458,000
  Increase in non-current deferred compensation and decease in accrued liabilities    $         -     $         -     $   529,625
------------------------------------------------------------------------------------ -------------- -------------- ---------------

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 29, 1998, March 30, 1997 and March 31, 1996

(1)    THE COMPANY

         Multi-Color Corporation (the Company), headquartered in Cincinnati, Ohio, primarily supplies printed labels and engravings to various name brand consumer products companies located throughout the United States. The Company has plants located in Cincinnati, Ohio, Scottsburg, Indiana and Erlanger, Kentucky.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   FISCAL YEAR
         The fiscal year of the Company commences on the Monday closest to March
31. References to fiscal 1998, 1997, and 1996 are for the fiscal years ended March 29, 1998, March 30, 1997 and March 31, 1996, respectively.

(b)   PRINCIPLES OF CONSOLIDATION
         The consolidated financials statements include the accounts of the Company and its majority-owned subsidiary (Note 11). All significant intercompany transactions have been eliminated.

(c)   REVENUE RECOGNITION
         Sales and related costs of goods sold are recognized upon shipment to the customers.

(d)   CASH AND CASH EQUIVALENTS
         Cash and cash equivalents include operating cash accounts and money market funds.

(e)   INVENTORIES
         Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Inventories as of year-end consisted of the following:

                                                               1998              1997
----------------------------------------------------------------------------------------------
Finished goods                                              $2,564,039            $2,801,622
Work-in-process                                                739,105               641,487
Raw materials                                                1,719,841             1,648,965
----------------------------------------------------------------------------------------------
                                                            $5,022,985            $5,092,074
----------------------------------------------------------------------------------------------

(f)   PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment consisted of the following as of year-end:

                                                                1998            1997
-------------------------------------------------------------------------------------------
Land and buildings                                         $   2,976,900    $ 4,026,842
Machinery and equipment                                       24,742,748     25,478,077
Furniture and fixtures                                           916,632      1,006,120
Construction in progress                                         366,413      2,954,688
-------------------------------------------------------------------------------------------
                                                              29,002,693     33,465,727
Accumulated depreciation                                     (10,383,012)   (14,381,739)
-------------------------------------------------------------------------------------------
                                                           $  18,619,681    $19,083,988
-------------------------------------------------------------------------------------------

         Property, plant and equipment are stated at cost. In recognition of the losses experienced by the Company at the Cincinnati location in prior years, the Company recorded a $3,800,000 impairment loss in 1995 on certain long-lived assets at the Cincinnati location to reduce the carrying cost to the fair value as generally determined by an independent appraiser. Additional impairment losses of $438,000 and $112,000 were recorded in 1998 and 1996, respectively on the Cincinnati location's assets, while assets with an assigned impairment value of $2,038,000, $246,000 and $677,000 were either sold or disposed of in 1998, 1997 and 1996, respectively.

         Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

               Building..............................20-30 years
               Machinery and equipment................3-15 years
               Furniture and fixtures.................5-10 years

(g)   PROPERTY HELD FOR SALE
         The Company has made available for sale certain property considered by management to be excess and no longer necessary for the operations of the Company. Accordingly, this property, net of accumulated depreciation of $950,878 and $296,391 and impairment losses of $438,000 and $79,178 at March 29, 1998 and March 30, 1997, respectively, is classified as property held for sale. The aggregate carrying values of such property are periodically reviewed and are stated at the lower of cost or net realizable value (See also Note 15).

(h)   DEFERRED CHARGES
         Deferred charges, net, consist primarily of costs associated with the Scottsburg Industrial Revenue Bonds issued in 1998 which are amortized over the term of the agreement (Note 3).

(i)   INCOME TAXES
         Deferred income tax assets and liabilities are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years.

(j)   EARNINGS (LOSS) PER COMMON SHARE
         The computation of basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable, primarily from stock options and Series A & B convertible preferred stock.

         In the third quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") . SFAS 128 changed the computation, presentation and disclosure requirements for earnings per share ("EPS"). Under SFAS 128, EPS is presented as basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS") and replaces the presentation of primary EPS and fully diluted EPS. The adoption of SFAS 128 resulted in the restatement of earnings per share for all periods presented in the Company's consolidated financial statements.

         The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

                                 1998                             1997                           1996
                      ----------------------------     ----------------------------    --------------------------
                                       PER SHARE                       Per Share                      Per Share
                        SHARES          AMOUNT           Shares          Amount          Shares         Amount
                      ------------    ------------     -----------    -------------    -----------    -----------
   Basic EPS            2,172,482       $(2.00)         2,169,937          $0.63        2,172,569         $0.55
   Effect of dilutive
     stock options              -            -             40,097          (0.01)           4,995             -
   Convertible shares           -            -            611,266          (0.04)             364             -
                      ------------    ------------     -----------    -------------    -----------    -----------
   Diluted EPS          2,172,482       $(2.00)         2,821,300          $0.58        2,177,928         $0.55
                      ============    ============     ===========    =============    ===========    ===========

         Preferred stock dividends of $279,408 and $260,809 in fiscal 1998 and 1997, respectively, have been added to the net loss or deducted from the net income generated in fiscal 1998 and 1997, respectively, to arrive at the loss/income available to common stockholders for the calculation of basic EPS. Common stock equivalents of approximately 701,630 shares, resulting from stock options and convertible shares, were excluded from the fiscal 1998 computation of diluted EPS because to do so would have been antidilutive.

(k)   ADVERTISING COSTS
         Advertising costs are charged to expense as incurred. Expenses are minimal for the three fiscal years ended March 29, 1998.

(l)   RESEARCH AND DEVELOPMENT COSTS
         Research and development costs are charged to expense as incurred. Expenses are $447,000, $246,000 and $141,000 for 1998, 1997 and 1996,
respectively.

(m)   STOCK-BASED COMPENSATION
         The provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" are effective for the Company in 1997. This recent standard requires that employee stock-based compensation either continue to be determined under Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees" or in accordance with the provisions of SFAS No. 123, whereby compensation expense is recognized based on the fair value of stock-based awards on the grant date. The Company accounts for such awards under the provisions of APB No. 25 and, accordingly, no compensation cost has been recognized for the stock awards. The Company has made the required additional disclosures under SFAS No. 123 for 1998, 1997 and 1996 (Note 7).

(n)   USE OF ESTIMATES IN FINANCIAL STATEMENTS
         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(o)   FAIR VALUE DISCLOSURE
         The fair value of financial instruments approximates carrying value.

(p)   NEW PRONOUNCEMENTS
         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") with an effective date for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity during the period that result from transactions and other economic events other than transactions with its stockholders. The adoption of SFAS No. 130 will not have a material effect on the financial reporting in the accompanying consolidated financial statements of the Company.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") with an effective date for fiscal years beginning after December 15, 1997. A reportable segment, referred to as an operating segment, is a component of an entity about which separate financial information is produced internally, that is evaluated by the chief operating decision-maker to assess performance and allocate resources. The Company does not presently believe that it operates in more than one identifiable segment.

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Revision of Disclosures for Pension Plans and other Postretirement Benefits ("SFAS No. 132") with an effective date for fiscal years beginning after December 15, 1997. SFAS No. 132 revises the requirements for employers' disclosures about pension and other postretirement benefits plans. The Company will comply with the disclosure requirements in fiscal 1999.

(3)   DEBT

         The components of the Company's debt are as follows:

                                                                                     1998              1997
---------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
Revolving line of credit                                                       $  3,664,436        $ 2,293,794
---------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT
Cincinnati Industrial Revenue Bonds, floating weekly rate,
     which approximates 3.60% at March 30, 1997, paid in 1998                            -           1,600,000
Scottsburg Industrial Revenue Bonds, floating weekly rate,
     which approximates 3.90% at March 29, 1998, scheduled balloon
     payment $5,750,000 in October 2009                                            5,750,000         5,750,000
Scottsburg Industrial Revenue Bonds, floating weekly rate,
     which approximates 3.95% at March 29, 1998, scheduled balloon
     payment of $3,000,000 in April 2007.                                          3,000,000                -
Boone County Industrial Revenue Bonds, floating weekly rate, which approximates
     3.90% at March 29, 1998, scheduled balloon
     payment of $3,250,000 in December 2009                                        3,250,000         3,250,000
Other                                                                                 24,256             3,133
---------------------------------------------------------------------------------------------------------------
                                                                                $ 12,024,256      $ 10,603,133
Less-current portion of debt and sinking fund payments                            (1,024,256)       (1,003,133)
---------------------------------------------------------------------------------------------------------------
                                                                                $ 11,000,000      $  9,600,000
===============================================================================================================

         The following is a schedule of future annual principal payments payable after one year (including sinking fund payments):

                                2000                                        $         -
                                2001                                                  -
                                2002                                                  -
                                2003                                                  -
                                2004                                                  -
                                2005 and thereafter                          11,000,000
                                -------------------------------------------------------------
                                                                            $11,000,000
                                -------------------------------------------------------------

         On January 9, 1997, the Company restated its credit agreement with its existing lenders covering the Company's line of credit and letters of credit which secure all three Industrial Revenue Bonds (the Bonds). The restatement extended the previous agreement until July 31, 1998 in support of the Company's expansion plans and also enables the Company to borrow additional monies under a non-revolving credit facility. The current credit agreement is secured by substantially all assets of the Company and requires sinking fund payments of $250,000 per quarter through June 30, 1998 and $330,000 per quarter until the termination of the credit agreement (July 31, 1998) plus other sinking other sinking fund payments as defined. Under this credit agreement, the revolving line of credit provides for borrowings up to the lesser of $4,500,000 or specified percentages of trade receivables and inventories less certain amounts so long as no event of default has occurred. This revolving line of credit expires July 31, 1998 and related interest rates are based on prime rates or Eurodollar loan rates and the Company's leverage, as defined. The non-revolving credit facility expired August 25, 1997. The non-revolving credit facility was intended to be temporary until the new industrial revenue bonds relating to the Company's Scottsburg facility were issued.

         On April 1, 1997 the Company entered into a $3,000,000 industrial development revenue bond financing (Series 1997 Bonds) with the City of Scottsburg, Indiana in support of its Scottsburg, Indiana plant expansion.

         At March 29, 1998, the average interest rate was 8.68% and the Company had approximately $1,021,000 in available borrowings under the revolving line of credit.

         The credit agreement also contains certain financial and operating covenants which, among others, require the Company to maintain certain leverage, working capital and cash flow ratios, and limit capital expenditures and dividends. As of March 29, 1998, the Company was in violation of several of the financial covenants. The violation of these covenants was cured upon the signing of a restated credit agreement on June 22, 1998 (see Note 15).

         With respect to the Bonds, the Company has the option to establish the Bonds' interest rate form (variable or fixed interest rate). When a fixed interest rate is selected, the fixed rate assigned will approximate the market rate for comparable securities. When a variable rate is selected, or at the end of a fixed interest rate period, the Bondholders reserve the right to demand payment of the bonds. In the event that any of the Bondholders exercise their rights, a remarketing agent is responsible for remarketing the Bonds on a best efforts basis for not less than the outstanding principal and accrued interest. In the event the Bonds are not able to be remarketed and the letters of credit are exercised, the lender is committed to providing financing for up to 458 days. These letters of credit expire July 31, 1998.

         During 1997, the Company redeemed $4,900,000 of the Cincinnati Industrial Revenue Bonds with funds from the Sinking Fund Deposit account.

(4)    EMPLOYEE BENEFIT PLANS

     (a) The Company has a defined benefit plan covering hourly employees at its Cincinnati facility who meet certain age and service requirements. The Company's funding policy is to contribute the recommended actuarially determined contribution. Pension costs are based on length of service after May 1, 1985 using the unit credit method.
         As the Company has sold the Cincinnati facility (see Note 15), this plan will be terminated during fiscal 1999. There is no curtailment gain or loss to be recognized at March 29, 1998.

         Net periodic pension cost includes the following components:

                                                                      1998             1997              1996
--------------------------------------------------------------- ----------------- ---------------- -----------------
Service cost-benefits earned during period                         $   98,871        $  140,074     $   183,913
Interest cost on projected benefit obligations                        163,113           158,341         142,207
Actual (return) loss on plan assets                                  (382,935)         (375,606)       (412,624)
Net amortization, deferral and other                                  164,498           194,311         304,846
--------------------------------------------------------------- ----------------- ---------------- -----------------
Total net periodic pension costs                                   $   43,547        $  117,120     $   218,342
=============================================================== ================= ================ =================

         The actuarial assumptions used were:

                                                                      1998             1997              1996
--------------------------------------------------------------- ----------------- ---------------- -----------------
Discount rate                                                            7 1/4%           7 1/4%           7 1/4%
Rate of return on assets                                                 9%               9%               9%
--------------------------------------------------------------- ----------------- ---------------- -----------------

         The following table sets forth the plan's funded status and amounts recognized in the Company's accompanying balance sheets:

                                                                              MARCH 29, 1998       March 30, 1997
--------------------------------------------------------------------------- -------------------- -------------------
Actuarial present value of benefit obligations:
Vested benefit obligation                                                      $(2,386,729)        $(2,403,278)
Non-vested benefit obligation                                                      (82,259)            (45,785)
--------------------------------------------------------------------------- -------------------- -------------------
Accumulated benefit obligation                                                   (2,468,988)        (2,449,063)
--------------------------------------------------------------------------- -------------------- -------------------
Projected benefit obligation for services rendered to date                       (2,468,988)        (2,449,063)
Plan assets at fair value, primarily composed of equity securities                2,837,343          2,447,700
--------------------------------------------------------------------------- -------------------- -------------------
Plan assets in excess of (below) projected benefit obligation                       368,355             (1,363)
Unrecognized prior service cost                                                       2,427              3,633
Unrecognized net (gain) loss from past experience different from that
  assumed and effects of changes in assumptions                                    (277,116)            45,682
Adjustment to recognize minimum liability                                                 -            (49,315)
--------------------------------------------------------------------------- -------------------- -------------------
Prepaid (accrued) pension cost                                                 $      93,666       $    (1,363)
--------------------------------------------------------------------------- -------------------- -------------------

     (b) The Company has established a profit sharing/401(k) retirement savings plan which covers those employees who meet certain service requirements and are not participants in the other Company retirement plan discussed above. The plan provides for voluntary contributions by the Company's employees up to a specified maximum percentage of gross pay. At the discretion of the Company's Board of Directors, the Company will contribute a specified matching percentage of the employee contributions. Company contributions in 1998, 1997 and 1996 approximated $147,000, $124,000 and $101,000, respectively, which represent one-half of the employee contributions not exceeding 6% of gross pay.

     (c) The Company previously entered into deferred compensation agreements with certain officers/shareholders and management employees. Amounts due under deferred compensation agreements are classified as long-term liabilities at March 29, 1998 and March 30, 1997. Interest on the deferred amounts which are included in the balances due were accrued at 10 1/2%, 10 1/4% and 11%, in 1998, 1997 and 1996, respectively. Expenses in 1998, 1997 and 1996 approximated $93,000, $88,000 and $54,000, respectively.

(d) The Company allows retirees between the ages of 62 and 65 to continue to participate in its health plan. The retirees reimburse the Company a stipulated premium amount so the net cost to the Company is immaterial. The Company offers no other programs requiring recognition of the cost of postretirement or postemployment benefits under the Financial Accounting Standards Board statements on accounting for postretirement and postemployment benefits.

(e) During 1992 the Company established a supplemental retirement program for key executives which allows a maximum of $300,000 in loans to such employees with a maximum of $100,000 to any one individual. At March 29, 1998 and March 30, 1997 a $100,000 loan at no interest was outstanding under this program from an officer/shareholder (Note 8).

     (f) The Company has an employee stock purchase plan whereby eligible employees may purchase up to 1,000 shares of Company stock per year through payroll deductions. The Company will contribute one bonus share for every four shares purchased up to a maximum of twenty bonus shares per year to any one employee; however, in 1998, 1997 and 1996 the Company contributed cash rather than stock.

 (5)    INCOME TAXES

The provision (credit) for income taxes includes the following components:

                                                                  1998               1997               1996
----------------------------------------------------------- ----------------- ------------------- -----------------
CURRENTLY PAYABLE
  (receivable)
  Federal                                                       $       -        $   1,151,000         $       -
  State and local                                                       -              107,000           (37,000)
  Benefit of operating loss carryforwards                               -           (1,258,000)                -
----------------------------------------------------------- ----------------- ------------------- -----------------
                                                                        -                    -           (37,000)
----------------------------------------------------------- ----------------- ------------------- -----------------
DEFERRED
  Federal                                                         103,000                7,000          (256,000)
  State and local                                                (103,000)              (7,000)          256,000
----------------------------------------------------------- ----------------- ------------------- -----------------
                                                                $       -        $           -         $ (37,000)
----------------------------------------------------------- ----------------- ------------------- -----------------

         The following is a reconciliation between the statutory federal income tax rate and the effective rate shown above:

                                                    1998                     1997                    1996
----------------------------------------- ------------------------- ----------------------- ------------------------
                                             AMOUNT        RATE        Amount       Rate       Amount       Rate

Computed provision (credit) for federal
  income taxes at the statutory rate      $(1,384,000)       (34%)    $ 553,000        34%   $ 392,000      34%
State and local income taxes, net of
  federal income tax benefit                 (103,000)        (2%)      100,000         6%     145,000      12%
Valuation allowance                         1,987,000         49%      (708,000)      (43%)   (708,000)    (61%)
Changes in estimates for deferred
  components, primarily net operating
  loss carryforward                          (500,000)       (13%)          -           -      147,000      13%
Other                                             -            -         55,000         3%     (13,000)     (1%)
----------------------------------------- -------------- ---------- -------------- -------- -------------- ---------
                                          $       -            -      $     -           -    $ (37,000)     (3%)
----------------------------------------- -------------- ---------- -------------- -------- -------------- ---------

At year end the net deferred tax components consisted of the following:

                                                                                  1998                 1997
----------------------------------------------------------------------- ---------------------- ------------------
Deferred tax liabilities
  Tax depreciation over book depreciation                                      $(2,879,393)        $(3,890,541)
----------------------------------------------------------------------- ---------------------- ------------------
  Other                                                                            (15,543)              3,671
----------------------------------------------------------------------- ---------------------- ------------------
                                                                               $(2,894,936)        $(3,886,870)
----------------------------------------------------------------------- ---------------------- ------------------
Deferred tax assets:
  Asset impairment loss                                                        $   472,135         $ 1,016,135
  Deferred compensation                                                            266,911             235,253
  Ohio EPA fine                                                                     96,118                   -
  Vacation                                                                               -              27,217
  Self-insured benefits                                                                  -               3,400
  Inventory reserves                                                                36,977              24,135
  Other                                                                            232,050             208,520
  AMT credit carryforward                                                           89,855              70,980
  Tax credit carryforward                                                          142,215             142,215
  State deferred tax asset, net of
    federal benefit                                                                117,861              15,303
  Net operating loss carryforward                                                5,168,896           3,884,954
----------------------------------------------------------------------- ---------------------- ------------------
                                                                                 6,623,018           5,628,112
  Valuation allowance                                                           (3,728,082)         (1,741,242)
----------------------------------------------------------------------- ---------------------- ------------------
                                                                               $ 2,894,936         $ 3,886,870
----------------------------------------------------------------------- ---------------------- ------------------
Net deferred tax components                                              $               -     $             -
----------------------------------------------------------------------- ---------------------- ------------------

         For tax reporting purposes, the Company has approximately $90,000 of alternative minimum tax (AMT) credits available for an indefinite period. The regular tax net operating loss of approximately $15,203,000 can be carried forward and used to reduce future taxable income in addition to tax credits of approximately $142,000, which can be carried forward through the following expiration dates:

                   Year                    Net Operating Losses                  Tax Credits
        ---------------------------- ---------------------------------- --------------------------
                   2005                          $           -                   $  25,000
                   2006                                      -                      48,000
                   2007                              1,155,000                      37,000
                   2008                                325,000                       9,000
                   2009                              5,959,000                      18,000
                   2010                              5,204,000                       5,000
                   2011                                612,000                           -
                   2012                              1,948,000                           -
        ---------------------------- ---------------------------------- --------------------------
                                                 $  15,203,000                   $ 142,000
        ---------------------------- ---------------------------------- --------------------------

         The valuation allowance, which increased by approximately $1,987,000 in 1998, is required due to the uncertainty of realizing the net deferred tax asset through future operations.

 (6)    MAJOR CUSTOMERS

         During 1998, 1997 and 1996, sales to three companies and their related subsidiaries and divisions approximated 54%, 51%, and 49%, respectively, of the Company's net sales individually presented as follows:

                                   1998                    1997                   1996
                          ------------------------ ---------------------- ----------------------
                                    26%                     27%                    23%
                                    14%                     13%                    14%
                                    14%                     11%                    12%
                          ------------------------ ---------------------- ----------------------
                                    54%                     51%                    49%
                          ------------------------ ---------------------- ----------------------

         In addition, the year end accounts receivable balances of these companies approximated 44%, 43%, and 34% of the Company's total trade receivable balance at year end 1998, 1997, and 1996, respectively.

         The loss or substantial reduction of the business of any of the major customers would have a material adverse effect on the Company.

 (7)    STOCK OPTIONS

         As of March 29, 1998, 100,000 of the authorized but unissued common shares were reserved for issuance to key employees and directors under the Company's qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant. To the extent not exercised, options will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three to five year period. A summary of the changes in the options outstanding during 1998, 1997, and 1996 is set forth below:

                                                                                                   Options Price
                                                       Number of              Weighted Average         Range
                                                        Shares                 Exercise Price       (Per Share)
------------------------------------------------- --------------------------- ---------------- --------------------
Outstanding at April 2, 1995                           334,613                         $8.24        $4.65-$12.63
  Granted                                               74,000                          2.89           2.63-4.05
  Cancelled                                            (82,000)                         9.08           5.75-9.25
  Expired                                              (13,813)                         6.75          5.75-12.63
------------------------------------------------- --------------------------- ---------------- --------------------
Outstanding at March 31, 1996                          312,800                         $6.82        $2.63-$11.00
  Granted                                               42,500                          6.12           6.00-6.25
  Exercised                                             (1,250)                         2.63                2.63
  Cancelled                                             (5,000)                         9.25                9.25
  Expired                                              (20,000)                        11.00               11.00
------------------------------------------------- --------------------------- ---------------- --------------------
Outstanding at March 30, 1997                          329,050                         $6.47        $2.63-$11.00
  Granted                                              150,000                          6.53           6.41-6.77
  Exercised                                             (2,450)                         3.62           2.63-4.65
  Cancelled                                           (228,050)                         6.79           2.63-9.25
  Expired                                               (2,500)                         8.95           7.75-9.25
------------------------------------------------- --------------------------- ---------------- --------------------
OUTSTANDING AT MARCH 29, 1998                          246,050                         $6.18        $2.63-$11.00
------------------------------------------------- --------------------------- ---------------- --------------------
EXERCISABLE (VESTED) OPTIONS AT MARCH 29, 1998          75,938                         $6.03        $2.63-$11.00
================================================= =========================== ================ ====================

         The following summarizes options outstanding and exercisable at March 29, 1998:

                                        Options Outstanding                              Options Exercisable
                        ----------------------------------------------------     ------------------------------------
                                            Weighted          Weighted                                 Weighted
                            Number          Average            Average                Number            Average
Range of                 Outstanding       Remaining          Exercise            Exercisable at       Exercise
Exercise Prices           at 3/29/98    Contractual Life        Price               at 3/29/98           Price
----------------------- --------------- ----------------- ------------------ --- ----------------- ------------------
$2.63 to $6.25                 60,550         4.51              $4.14                  41,938            $4.30
$6.26 to $11.00               185,500         4.86              $6.85                  34,000            $8.17
                        ---------------                                          -----------------
                              246,050         4.77              $6.18                  75,938            $6.03
                        ---------------                                          -----------------

         The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 was $3.27, $3.17 and $1.04, respectively. The fair value of options at the date of grant was estimated using the binomial model with the following weighted average assumptions:

                                          1998                    1997                  1996
--------------------------------- ---------------------- ----------------------- --------------------
Expected life (years)                           5.00                    5.00                  3.26
Interest rate                                   5.42%                   6.04%                 5.67%
Volatility                                     50.19%                  51.71%                40.81%
Dividend yield                                     0%                      0%                    0%

         Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                            1998                  1997                  1996
--------------------------------------------------- --------------------- ---------------------- -------------------
Net income (loss) - as reported                           $(4,070,994)            $1,627,158           $1,190,968
Net income (loss) - pro forma                             $(4,086,937)            $1,547,054           $1,159,332
Net income (loss) per common and common
  equivalent share - as reported
     Basic                                                     $(2.00)                  $.63                 $.55
     Diluted                                                   $(2.00)                  $.58                 $.55
Net income (loss) per common and common
  equivalent share - pro forma
     Basic                                                     $(2.01)                  $.59                 $.53
     Diluted                                                   $(2.01)                  $.55                 $.53

 (8)    NOTES RECEIVABLE

         The components of notes receivable are summarized as follows:

                                                                  1998                            1997
---------------------------------------------------- -------------------------------- ------------------------------
Officer/shareholder note established under the
  supplemental retirement program (Note 4(e))                   $ 100,000                       $ 100,000
---------------------------------------------------- -------------------------------- ------------------------------
Note receivable related to the sale of the
  Lockport facility, interest at 9%, payable in
  monthly installments through July 1999,
  secured by a mortgage on the property
  and personal guarantees                                       $ 172,222                       $ 281,270
---------------------------------------------------- -------------------------------- ------------------------------
Less-current portion                                             (129,709)                       (118,585)
---------------------------------------------------- -------------------------------- ------------------------------
                                                                $  42,513                      $  162,685
==================================================== ================================ ==============================

(9)   ACCOUNTS RECEIVABLE

         The Company values its trade accounts receivable on the reserve method. The following table summarizes the activity in the allowance for doubtful accounts for fiscal 1998, 1997 and 1996.

                                                         1998                   1997                  1996
------------------------------------------------ ---------------------- --------------------- ---------------------
Balance at beginning of year                             $   26,077           $ 35,716             $ 297,391
Provision                                                   555,840             58,654              (185,153)
Accounts written-off                                       (163,248)           (68,293)              (76,522)
------------------------------------------------ ---------------------- --------------------- ---------------------
Balance at end of year                                   $  418,669           $ 26,077             $  35,716
================================================ ====================== ===================== =====================

(10)  CAPITAL LEASE OBLIGATIONS

         The Company has entered into capital leases for certain equipment. The amount recorded for the equipment and related obligations under the capital leases amounted to $558,000 and $618,415 at year end 1998 and 1997, respectively. The accumulated depreciation is $94,450 and $54,913 at year end 1998 and 1997, respectively.

         The following is a schedule of future annual minimum lease payments under the capital leases together with the present value of the net minimum lease payments, as of March 29, 1998:

                Total future minimum lease payments                                          $360,451
                  Less:  Interest                                                             (59,155)
                ---------------------------------------------------------------------- -----------------
                Present value of minimum lease payments                                       301,296
                  Less:  Current portion                                                      (93,316)
                ---------------------------------------------------------------------- -----------------
                                                                                             $207,980
                ====================================================================== ==================

         The following is a schedule of future annual minimum lease payments payable after one year:

                                             1999                                $135,062
                                             2000                                 135,063
                                             2001                                  88,403
                                             2002                                   1,923
                                -------------------------------- -------------------------
                                                                                 $360,451
                                ================================ =========================

(11)  MAJORITY-OWNED SUBSIDIARY

         In July 1996, the Company started a new entity with Think Laboratories, Inc. (Think) of Kashiwa, Japan to develop the market for engraving services in the United States. The new company, Laser Graphic Systems, Incorporated (LGSI), is owned 80% by the Company. For financial reporting purposes, LGSI's assets, liabilities and earnings are consolidated with those of the Company, and Think's interest in the Company is included in the accompanying financial statements as minority interest.

         The Company and Think are subject to a shareholders' agreement. Under the terms of the agreement, Think sells to LGSI any equipment it requires that is manufactured by Think at a price no greater than 80% of Think's normal wholesale price. During 1998 and 1997, LGSI purchased equipment from Think totaling $174,510 and $422,849, respectively. Additionally, a royalty of 5% of cylinders produced by LGSI has been paid by LGSI to Think beginning July 1, 1997. The two parties will dissolve LGSI in July 2001, unless mutually extended for an additional three years. The parties may agree to dissolve LGSI upon either party providing 90 days written notice of its desire to do so.

(12)  COMMITMENTS AND CONTINGENCIES

(a)   OPERATING LEASE AGREEMENTS
         During 1994, the Company entered into a leasing arrangement that provided for total availability of $609,000 from a bank. As of year end 1997, 1996 and 1995, the Company had utilized $405,000 of the total lease arrangement. During 1995, the bank limited the availability to $405,000. The Company also has certain other miscellaneous equipment leases and leases for certain office and plant facilities. Leases expire on various dates through July 2002. Rent expense during 1998, 1997 and 1996 was approximately $451,000, $256,000, and $238,000, respectively.

         The annual future minimum rental obligations as of March 29, 1998 are as follows:

                                      1999                      $425,000
                                      2000                       185,000
                                      2001                       108,000
                                      2002                        44,000
                                      2003                         8,000
                               ------------------- ----------------------
                                      Total                     $770,000
                               =================== ======================

(b)   ENVIRONMENTAL MATTERS
         During early January 1998, the Company discovered problems with the environmental permits relating to the operations of the two newly installed presses at the Scottsburg, Indiana plant. The Company promptly and appropriately notified the Indiana Department of Environmental Management (IDEM) and voluntarily halted production on the involved presses. The Company has successfully resolved the permitting issues with IDEM, but due to a period of non-compliance with required regulatory statues, may experience penalties and fines. A liability has not been recorded as the range of the potential amount of penalties and fines cannot be reasonably estimated.

         On June 17, 1998, the Company received proposed final findings and orders from the Director of the Ohio Environmental Protection Agency concerning certain alleged violations of environmental laws at the Company's Cincinnati facility which included a proposed civil penalty of $282,700. The Company has accrued and expensed this amount as of March 29, 1998.

         In 1995, the Company was a party to an agreed administrative order with the Indiana Department of Environmental Management (IDEM) concerning past violations of certain air emissions standards at its Scottsburg location. Prior to the execution of the order, the IDEM and the Company tentatively reached an agreement whereby a civil penalty would be assessed of up to $235,000 which the Company accrued and expensed in 1995. When the agreement was finalized, the penalty was reduced to $185,000. The difference of $50,000 between the estimated and actual penalty was recorded as income in 1996. In connection with this agreement, the Company installed certain environmental control equipment and structures having a total cost of approximately $600,000 in 1996.
The 1996 penalty will be paid in full by November, 1998.

(c)   LITIGATION
         Litigation is instituted from time to time against the Company which involves routine matters incident to the Company's business. In the opinion of management, the ultimate disposition of pending litigation will not have a stated or completed material effect upon the Company's financial statements. The Company anticipates that Indiana environmental authorities will assess penalties as a result of environmental violations at the Scottsburg facility but cannot estimate the timing or amount of any such assessments.

(13)  PREFERRED STOCK

         On May 2, 1996, the Company sold to Label Venture Group LLC 52,500 shares of a newly created issue of Series A Convertible Preferred Stock for $2,432,000. Each share of Series A Convertible Preferred Stock is immediately convertible, at the option of the Shareholder, into ten shares of the Company's Common Stock and may be redeemed by the Company starting in May 1998. The Series A Convertible Preferred Stock bears a preferred dividend of $4.25 per share and has a liquidation value of $50 per share, plus unpaid dividends. The Company's lenders required $1,000,000 of the proceeds to be deposited into the Company's Sinking Fund Deposit account (Note 3). The remaining proceeds were used to support capital expansion plans.

         Effective March 31, 1996, 13,242 shares of Series B Convertible Preferred Stock were issued upon conversion of the entire outstanding balance, including accrued interest, of Subordinated Convertible Notes that were issued in October 1995. The Series B Convertible Preferred Stock was issued at $40 per share and also has a liquidation value of $40 per share, plus unpaid dividends. These shares are immediately convertible, at the option of the Shareholders, into 132,420 shares of Common Stock and may be redeemed by the Company starting in May 1998.

         The Company is prohibited from paying preferred dividends on its outstanding preferred stock under the terms of the new credit agreement until certain performance covenants are met. The amount of accrued but unpaid preferred dividends was $139,704 at June 29, 1998.

(14)  RESTRUCTURING PLAN

         The Company implemented a restructuring plan in fiscal year 1998 which resulted in a pre-tax charge to operating results of $314,599 primarily related to reducing operations at the Cincinnati plant. The restructuring charge included severance pay, employee insurance and certain other costs. These costs were paid in full in fiscal 1998.

(15)  SUBSEQUENT EVENTS

         On March 31, 1998, the Company sold the land and building at its Cincinnati location for $943,000, net of commissions. A loss of approximately $438,000 was realized and has been recorded as an impairment loss on property held for sale at March 29, 1998 (See Note 2(g)). The Company has committed to lease a portion of the site through March 31, 1999 at a rate of $8,800 per month.

         On June 22, 1998, the Company restated its credit agreement with an existing lender and a new additional lender. The restated credit agreement provides for a revolving line of credit with borrowings up to a maximum of $5,000,000, subject to certain borrowing base limitations. The initial interest rate is prime plus .75%. The credit agreement expires July 31, 2000. The credit agreement requires quarterly Sinking Fund deposits of $250,000 until termination of the agreement. The agreement also contains financial and operating covenants, similar to covenants contained in previous agreements. The Company is in compliance with all covenants as of June 22, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTOR AND EXECUTIVE OFFICER STOCK OWNERSHIP

         This table shows how much Multi-Color common stock each executive officer and director of Multi-Color beneficially owned on June 17, 1998.

                                                                                            Common Stock
                                                                                         Beneficially Owned(1)

Name and Age                                   Position                                 Amount       Percentage
------------                                   --------                                 ------       ----------
Louis M. Perlman(2)(3)(4)(5)                   Chairman of the Board of                527,400          23.1%
51                                             Directors

Gordon B. Bonfield                             President and Chief                      10,000              *
47                                             Executive Officer, Director


John C. Court(2)(6)(7)                         Director                                475,384          20.5%
56

Burton D. Morgan(2)                            Director                                383,747          16.8%
82

John D. Littlehale(2)(6)                       Director                                118,116           5.2%
44

John R. Voelker                                Vice President of Sales &                75,805           3.3%
55                                             Marketing

Lorrence T. Kellar(3)(4)(6)                    Director                                 47,752           2.1%
60

David H. Pease, Jr.(3)(4)(6)                   Director                                 41,752           1.8%
69

William R. Cochran                             Vice President, Chief                    17,625              *
45                                             Financial Officer, Secretary

Francis D. Gerace                              Vice President of Operations              7,500              *
45

Steven G. Mulch                                Vice President of Corporate               2,000              *
48                                             Sales and Business
                                               Development

All Executive Officers and Directors as a                                            1,707,081          69.9%
group (Eleven Persons)

-----------------------

1. Included in the amount of Common Stock Beneficially Owned are the following shares of Common Stock subject to exercisable options or options exercisable within 60 days: Mr. Perlman - 2,400 shares, Mr. Morgan - 6,800 shares, Mr. Voelker - 5,000 shares, Mr. Kellar - 20,400 shares, Mr. Pease - 20,400 shares, Mr. Cochran - 15,125 shares.
2.       See Item 12
3.       Audit Committee Member
4.       Compensation Committee Member
5. Mr. Perlman is the co-manager of Label Venture Group LLC. Except through his equity interest in the Company through Label Venture Group LLC and certain management fees payable by Label Venture to Mr. Perlman, Mr. Perlman disclaims beneficial ownership of the securities held of record by Label Venture.
6. Included in the amount of Common Stock Beneficially Owned are the following shares of Common Stock issuable upon exercise of the Company's Series B Convertible Preferred
         Stock: Mr. Court - 39,730 shares, Mr. Littlehale - 13,240 shares,
         Mr. Kellar - 19,860 shares and Mr. Pease - 19,860 shares.
7. Includes 97,160 shares beneficially owned pursuant to a deferred compensation agreement.

*        Less than 1%

         Mr. Perlman was elected to the Company's Board of Directors in May, 1996 as the Board representative of the Series A Preferred and was elected Chairman of the Board of Directors on March 5, 1998. Mr. Perlman started as a consultant to the metals and minerals industry and subsequently expanded into real estate and other investments, including a group of trade publications specializing in the chemical industry which included CHEMICAL WEEK. For over five years, Mr. Perlman has been the President of Lazam Partners Ltd, which invests in real estate.

         Mr. Bonfield was appointed a Director in December, 1997 and President and Chief Executive Officer of the Company on January 7, 1998. He began employment on January 12, 1998. Mr. Bonfield has 23 years of packaging and printing experience and was most recently president of Fort James Corporation's Packaging Business, which is headquartered in Milford, Ohio. He joined James River in 1988 as Vice President and General Manager for the Folding Carton Group. Prior to James River, Mr. Bonfield was Vice President and General Manager of the folding carton division of Packaging Corporation of America which he joined in 1975 as a sales representative.

         Mr. Court served the Company as President and Chief Executive Officer from 1985 until January 7, 1998 and has served as a Director since 1985. Mr. Court also served as Chairman of the Board of Directors of the Company from August, 1996 through March, 1998.

         Mr. Morgan served the Company as Chairman of the Board of Directors from 1985 through August, 1996. Mr. Morgan has been President of Basic Search, Inc., an Ohio-based venture capital firm, since its founding in 1977. Mr. Morgan founded two companies which produce adhesive label stock. Mr. Morgan continues to serve as a director of one of these companies, Morgan Adhesives, Inc.

         Mr. Littlehale joined the Company as Secretary/Treasurer in 1985. In 1992, Mr. Littlehale was appointed Vice President, Corporate Quality and served until November 1993, when he was appointed Vice President and General Manager, Multi-Color Graphics. In June 1995, Mr. Littlehale was appointed Vice President, Manufacturing and served in this position until March, 1998. Mr. Littlehale has been a Director of the Company since 1985.

         Mr. Voelker was appointed Vice President of Sales and Marketing of the Company in June of 1995. Prior to that time Mr. Voelker served as the Company's Vice President National Accounts from 1992 to 1995 and Vice President Multi-Color Graphics from 1989 to 1992.

         Mr. Kellar was appointed a Director of the Company in January, 1988. Mr. Kellar has been Vice President, Real Estate of Kmart Corporation since April, 1996. Prior to that time, he served as Group Vice President of The Kroger Co., having joined the company in 1965. His prior positions with The Kroger Co. included Vice President of Corporate Development and Vice President-Treasurer. Mr. Kellar also serves as a Director of BT Office Products, International and Loehmanns, Inc.

         Mr. Pease has served as a Director of the Company since March, 1987. He is the Chairman and Chief Executive Officer of Pease Industries, Inc., a Cincinnati-based manufacturer of residential building products and has held those positions since 1980.

         Mr. Cochran was appointed Vice President, Chief Financial Officer of the Company in June of 1994 and Secretary in June, 1998. Prior to joining Multi-Color, Mr. Cochran was Chief Financial Officer of AluChem, Inc. from 1990 to 1994. From 1975 to 1990, Mr. Cochran was employed in various accounting functions for Libbey Owens Ford, Owens-Corning and Deloitte & Touche, LLP.

         Mr. Gerace was appointed Vice President of Operations of the Company on April 6, 1998. Prior to joining Multi-Color, Mr. Gerace was Director of Strategic Business Systems for Fort James Corporation's Packaging Business from 1993 to 1997. From 1974 to 1993, Mr. Gerace held various general management positions with Conagra, Inc. and Beatrice Foods Company.

         Mr. Mulch was appointed Vice President of Corporate Sales and Business Development of the Company on April 6, 1998. Prior to joining Multi-Color, Mr. Mulch was Vice President and General Manager of a four plant division of Fort James Packaging Business from 1991 to 1997. From 1972 to 1991, Mr. Mulch held various positions with Tenneco, Inc. including general manager of the offset carton converting plant in Grand Rapids, Michigan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16 of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership. Based on a review of the copies of such forms received by it, the Company believes that during the last fiscal year, all of its executive officers, directors and ten percent stockholders complied with the
Section 16 reporting requirements.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth information regarding compensation paid by the Company to its executive officers in the last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                Long Term
                                                                             Compensation
                                      Annual Compensation                          Awards

                                                                               Securities
 Name and                                                  Other Annual       Underlying      All Other
 Principal Position       Year      Salary       Bonus     Compensation       Options (#)  Compensation(3)
 ------------------       ----      ------       -----    ---------------     -----------  ---------------

Gordon B. Bonfield    1998(4)      $44,745     $21,000            $11,400(1)       50,000             $3,900
President
Chief Executive


John C. Court         1998(4)     $180,208         -0-            $55,271(2)          -0-             $3,740
President             1997         200,004     200,004             49,710          12,500              9,069
Chief Executive       1996         188,335     188,335             33,500          25,000             53,750


John D. Littlehale    1998(5)      $98,087         -0-            $14,158(2)          -0-             $3,250
Vice President        1997         100,000     $17,180             13,348           5,000              3,729
Manufacturing,        1996          94,177      25,000              8,500          10,000              2,825
Secretary


John R. Voelker       1998        $107,701         -0-            $11,543(2)          -0-             $3,434
Vice President        1997         100,000     $17,180             11,061             -0-              3,729
Sales and Marketing   1996          93,893      25,000              2,700          10,000              2,817


William R. Cochran    1998(6)     $100,008         -0-            $11,164(2)          -0-             $3,251
Vice President        1997          90,000     $15,462              9,825           2,500              3,319
Finance/CFO,          1996          84,174      21,250              2,300           5,000              2,945
Secretary


1. The dollar value represents the difference between the purchase price of $5.36 and the fair market value of $6.50 on the date of purchase times the 10,000 shares purchased.

2. The Company has established a supplemental retirement program for key executives based on a percentage of the executive's salary. The percentage ranges from 8% to 15% of compensation. In fiscal 1998 each of the accounts was credited with the following amounts: Mr. Court $55,271; Mr. Littlehale $14,158; Mr. Voelker $11,543; and Mr. Cochran $11,164 representing a percentage of salary plus accrued interest under this plan.

3. All other compensation includes the Company's contribution to the Multi-Color 401(k) profit sharing retirement savings plan (the "Retirement Plan"), the Multi-Color Corporation 1987 Employee Stock Purchase Plan and interest earned through the deferred compensation plan. Fiscal 1998 amounts are comprised of the Company's contributions under the Retirement Plan of $3,740 for Mr. Court; $3,250 for Mr. Littlehale; $3,434 for Mr.

      Voelker; and $3,251 for Mr. Cochran. Mr. Bonfield's compensation also includes the payment by the Company of $3,900 of certain benefits, including automobile allowance, on his behalf.

4. Mr. Bonfield replaced Mr. Court as President and Chief Executive Officer on January 12, 1998.

5. Mr. Littlehale resigned his positions of Vice President of Manufacturing and Secretary on March 5, 1998.

6.    Mr. Cochran was appointed Secretary on June 15, 1998.

         The Company maintains stock option plans which authorize the issuance of incentive and non-qualified stock options. Options granted under the plans contain such terms and conditions as are established by the Board of Directors at the time of the grant. All outstanding options generally have either six year or five year terms and vest twenty percent over five years in the case of six year options and twenty-five percent per year over four years in the case of five year options.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                         % of Total
                                           Options                                       Potential Realized Value
                                         Granted for                                       of Assumed Annual
                                          Employees                                           Rates of Price
                            Options       in Fiscal    Exercise Price     Expiration     Appreciation for Option
Individual Grants           Granted         Year       ($/Per Share)         Date                  Term
-----------------           -------         ----       -------------         ----                  ----
                                                                                              5%           10%
                                                                                              --           ---
Gordon B. Bonfield           50,000           33%           $6.77          1/12/2003        $93,521    $206,658

John C. Court                   -0-           --               --                 --             --          --

John D. Littlehale              -0-           --               --                 --             --          --

John R. Voelker                 -0-           --               --                 --             --          --

William R. Cochran              -0-           --               --                 --             --          --

         No options were exercised during the last fiscal year by any of the individuals named in the above compensation table.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following persons are the only shareholders known by the Company to own beneficially 5% or more of its outstanding Common Stock as of June 17, 1998:

                                               Amount and Nature of                               Percent
Name of Beneficial Owner                       Beneficial Ownership                              of Class
------------------------                       --------------------                              --------

 Label Venture Group LLC                        527,400(1)(2)                                      23.1%

 Burton D. Morgan                               383,747(2)                                         16.8%

 John C. Court                                  475,384(3)                                         20.5%

 Dimensional Fund Advisors Inc.                 144,100(4)                                          6.3%

 John D. Littlehale                             118,116(3)                                          5.2%

1. Includes 525,000 shares of Common Stock issuable upon conversion of the Company's Series A Convertible Preferred Stock. Louis M. Perlman, Chairman of the Board of Directors of the Company, is a co-manager of Label Venture Group LLC which owns an equity interest in the Company. This
     527,400 shares does not include 16,000 shares held by the Multi-Color Defined Benefit Plan of which Mr. Perlman is a trustee.

2. Included in the amount of Common Stock beneficially owned are the following shares of Common Stock subject to exercisable options or options exercisable within 60 days: Mr. Morgan - 6,800 shares and Mr. Perlman - 2,400 shares.

3. Included in the amount of Common Stock beneficially owned are the following shares of Common Stock issuable upon conversion of the Company's Series B Convertible Preferred Stock: Mr. Court - 39,730 shares and Mr. Littlehale - 13,240 shares.

4. Based on the filing made on February 10, 1998 by DFA Investment Dimensions Group, Inc. with the Securities and Exchange Commission, all shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional Fund Advisors Inc. disclaims beneficial ownership of all such shares.

         The business address of Label Venture is 650 Madison Avenue, 21st Floor, New York, New York 10022. The business address of Mr. Morgan is 10 W. Streetsboro Street, Hudson, Ohio 44236. The business address of Mr. Court is 2145 East Hill Avenue, Cincinnati, Ohio 45208. The business address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. The business address of Mr. Littlehale is 2 Denison, Terrace Park, Ohio 45174.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1992 the Company established a supplemental retirement plan for key executives which allows the Company to extend a maximum of $300,000 in loans to such employees with a maximum of $100,000 to any one individual. At March 29, 1998 and March 30, 1997 a $100,000 loan at no interest was outstanding under this program from John C. Court.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)            Financial Statements

                  The following consolidated financial statements of Multi-Color Corporation, the related notes, and the Report of Independent Certified Public Accountant are incorporated herein.

                  Consolidated Statements of Operations for the years ended March 29, 1998, March 30, 1997 and March 31, 1996.

                  Consolidated Balance Sheets as of March 29, 1998 and March 30, 1997.

                  Consolidated Statements of Shareholders' Investment for the years ended March 29, 1998, March 30, 1997 and March 31, 1996.

                  Consolidated Statements of Cash Flows for the years ended March 29, 1998, March 30, 1997 and March 31, 1996.

                  Notes to Consolidated Financial Statements

                  Report of Grant Thornton LLP, Independent Certified Public Accountants

(a)(2)            Financial Statement Schedules

                  All schedules have been omitted because either they are not required or the information is included in the financial statements and notes thereto.

 (a)(3)           List of Exhibits

  Exhibit                                                                                                        Filing
   Numbers                                 Description of Exhibit                                                Status
   -------                                 ----------------------                                                ------
3 (i)             Amended and Restated Articles of Incorporation                                                    a
3 (ii)            Amendment to Amended and Restated Articles of Incorporation                                       a
3 (iii)           Amended and Restated Code of Regulations                                                          b
  10.1            Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National                    c
                      Association covering $5,750,000 City of Scottsburg, Indiana Economic
                      Development Revenue Bonds
  10.2            Trust Indenture securing City of Scottsburg, Indiana Economic Development                         d
                      Revenue Series 1989 dated as of October 1, 1989
  10.3            Bond Purchase Agreement for $5,750,000 City of Scottsburg, Indiana Economic                       d
                      Development Revenue Bonds Series 1989
  10.4            Remarketing Agreement dated October 1, 1989 by and among
                      the Company, d The Ohio Company and The PNC Bank (Formerly
                      The Central Trust Company, N.A).
  10.5            First Refusal Agreement among the Company's shareholders                                          b
  10.6            Loan Agreement between City of Scottsburg, Indiana and Multi-Color dated                          d
                      October 1, 1989 for $5,750,000
  10.7            Trust Indenture securing County of Boone, Kentucky Industrial Building Revenue Bonds,             d
                      Series 1989 dated as of December 1, 1989
  10.8            Loan Agreement between County of Boone, Kentucky and Multi-Color for $3,250,000                   d
                      dated as of December 1, 1989
  10.9            Remarketing Agreement dated as of December 1, 1989 by and
                      among the Company, d The Ohio Company and The PNC Bank
                      (Formerly The Central Trust Company, N.A.)
  10.10           Remarketing Agreement dated October 1, 1989 by and among the Company, The Ohio                    d
                      Company and The PNC Bank (Formerly The Central Trust Company, N.A.)
  10.11           Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National                    c
                      Association covering $3,250,000 County of Boone, Kentucky Industrial Building
                      Revenue Bonds
  10.12           Bond Purchase Agreement for $3,250,000 County of Boone, Kentucky Industrial                       c
                      Building Revenue Bonds Series 1989
  10.13           Joint Venture Agreement between the Company and Think Laboratory Co. LTD                          e
                      dated July 1, 1996
  10.14           Loan Agreement between the Company and City of Scottsburg, Indiana, dated                         e
                      as of April 1, 1997 for $3,000,000
  10.15           Third Amended and Restated Credit, Reimbursement and Security Agreement, original dated as of July 15, 1994, restated as of June 22, 1998 among Multi-Color Corporation
                      and PNC Bank, National Association and Comerica Bank                                          f
  10.16           Agreement to Sell entered into November 20, 1997 by and between the Company and
                      James L. Deckebach, dba Wine Racks Unlimited.                                                 f
  10.17           General Escrow Agreement effective as of March 31, 1998 by and among the Company,
                     Longworth Title Agency, Inc. and James L. Deckebach, dba Wine Racks Unlimited                  f
  10.18           126 and 127 Remediation Escrow Agreement effective as of March 31, 1998 by and
                      among the Company, PNC Bank, National Association and James L. Deckenbach,                    f
                      dba Wine Racks Unlimited.


                         MANAGEMENT CONTRACTS AND COMPENSATION PLANS
  10.19           1987 Stock Option Plan                                                                            b
  10.20           1992 Directors' Stock Option Plan                                                                 b
  10.21           Profit Sharing/401(k) Retirement Savings Plan and Trust                                           b
  10.22           Deferred Compensation Rabbi Trust Agreement                                                       a
  10.23           Multi-Color Employee Stock Purchase Plan as                                                       g
                      amended and restated dated March 4, 1992
  10.24           1997 Stock Option Plan                                                                            h
  10.25           Employment Agreement - William R. Cochran                                                         a

  23.1            Consent of Grant Thornton LLP Independent                                                         f
                      Certified Public Accountants
  27              Financial Data Schedule                                                                           f

-------


     a Filed as an exhibit to the Form 10-K for the 1996 fiscal year and incorporated herein by reference.

     b Filed as an exhibit to Registration Statement #33-51772 and incorporated herein by reference.

     c Filed as an exhibit to the Form 10-K for the 1994 fiscal year and incorporated herein by reference.

     d Filed as an exhibit to the Form 10-K for the 1990 fiscal year and incorporated herein by reference.

     e Filed as an exhibit to the Form 10-K for the 1997 fiscal year and incorporated herein by reference.

     f    Filed herewith.

     g    Filed as an exhibit to the Form 8-K filed on March 16, 1992.

     h Filed as an exhibit to the 1997 Proxy Statement and incorporated herein by reference.

    (b)  Reports on Form 8-K.

         On February 13, 1998 the Company filed a report on Form 8-K in connection with the fact that it obtained a waiver of default of a cash flow covenant contained in its banking arrangements. No financial statements were filed with this report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MULTI-COLOR CORPORATION
Dated:   June 26, 1998                      (Registrant)

                                            /s/ Gordon B. Bonfield
                                            -----------------------------------
                                            Gordon B. Bonfield
                                            President, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

            Name                            Capacity                                  Date
/s/ Gordon B. Bonfield               President, Chief Executive                  June 26, 1998
-----------------------------        Officer and Director
Gordon B. Bonfield


/s/ William R. Cochran               Vice President,                             June 26, 1998
-----------------------------        Chief Financial Officer, Secretary
William R. Cochran                   (Principal Financial Officer
                                     and Principal Accounting
                                     Officer)


/s/ Louis M. Perlman                 Chairman of the                             June 26, 1998
-----------------------------        Board of Directors
Louis M. Perlman


/s/ Burton D. Morgan                 Director                                    June 26, 1998
-----------------------------
Burton D. Morgan


/s/ Lorrence T. Kellar               Director                                    June 26, 1998
-----------------------------
Lorrence T. Kellar


/s/ David H. Pease, Jr.              Director                                    June 26, 1998
-----------------------------
David H. Pease, Jr.


                                     Director                                    June 26, 1998
-----------------------------
John C. Court


                                     Director                                    June 26, 1998
-----------------------------
John D. Littlehale