Form 10-Q
period 1998-06-28
MULTI COLOR CORP
filed 1998-08-12
CIK 819220

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended      June 28, 1998
                                                 ------------------------

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______________ to _____________


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


                            ------------------------

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

         Common shares, no par value - 2,292,460 (as of August 03, 1998)
         ---------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements
----------------------------

                             MULTI-COLOR CORPORATION

                            Statements of Operations
                            (Prepared Without Audit)
                      (Thousands except per share amounts)

                                                                                      Thirteen Weeks Ended
                                                                                   ------------------------------
                                                                                   June 28, 1998    June 29, 1997
                                                                                   -------------    -------------

NET SALES                                                                            $ 11,448         $ 11,484

COST OF GOODS SOLD                                                                     10,132            9,664
                                                                                     --------         --------

Gross Profit                                                                            1,316            1,820

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            1,002            1,398
                                                                                     --------         --------

Operating Income                                                                     $    314         $    422

OTHER EXPENSE (INCOME)                                                                   (158)              (2)

INTEREST EXPENSE                                                                          280              267
                                                                                     --------         --------

Income Before Taxes and Cumulative Effect of a Change in Accounting Principle        $    192         $    157

Provision (Credit) for Taxes                                                                0                0
                                                                                     --------         --------

Income Before Cumulative Effect of a Change in Accounting Principle                  $    192         $    157

Cumulative Effect of Change in Accounting for Inventories, Net of Tax                    (224)               0
                                                                                     --------         --------

NET INCOME                                                                           $    416         $    157
                                                                                     ========         ========

PREFERRED STOCK DIVIDENDS                                                            $     70         $     70
                                                                                     ========         ========

NET EARNINGS PER SHARE COMMON SHARE
Basic earnings per share:
     Income before Cumulative Effect                                                 $   0.06         $   0.04
     Cumulative Effect of Change in Accounting for Inventories                       $   0.10                -
                                                                                     --------         --------
     Net Income                                                                      $   0.16         $   0.04
                                                                                     ========         ========

Diluted earnings per share:
     Income before Cumulative Effect                                                 $   0.07         $   0.04
     Cumulative Effect of Change in Accounting for Inventories                       $   0.08                -
                                                                                     --------         --------
     Net Income                                                                      $   0.15         $   0.04
                                                                                     ========         ========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic                                                                                   2,182            2,170
                                                                                     ========         ========
Diluted                                                                                 2,869            2,213
                                                                                     ========         ========

The accompanying notes are an integral part of this financial information.

----------------------------------------

                             MULTI-COLOR CORPORATION
                                 Balance Sheets
                                   (Thousands)
                                     ASSETS
                                     ------

                                                                                     June 28, 1998     March 29, 1998
                                                                                     -------------     --------------
                                                                                                       (Derived from
                                                                                        (Prepared      Audited Financial
                                                                                      Without Audit)     Statements)
CURRENT ASSETS
     Cash and Cash Equivalents                                                           $     15         $     12
     Accounts Receivable                                                                    4,572            4,682
     Notes Receivable                                                                         133              130
     Inventories
       Raw Materials                                                                        1,185            1,720
       Work in Progress                                                                       749              739
       Finished Goods                                                                       2,735            2,564
     Deferred Tax Benefit                                                                     476              476
     Prepaid Expenses and Supplies                                                             85              165
     Refundable Income Taxes                                                                   30               30
     Property Held for Sale                                                                     0              905
                                                                                         --------         --------
                  Total Current Assets                                                   $  9,980         $ 11,423
                                                                                         --------         --------
SINKING FUND DEPOSITS                                                                    $  1,368         $    621
                                                                                         --------         --------
PROPERTY, PLANT, AND EQUIPMENT                                                           $ 28,981         $ 29,003
ACCUMULATED DEPRECIATION                                                                  (10,868)         (10,383)
                                                                                         --------         --------
                                                                                         $ 18,113         $ 18,620
                                                                                         --------         --------
DEFERRED CHARGES, net                                                                    $    114         $     48
                                                                                         --------         --------
NOTE RECEIVABLE                                                                          $     10         $     42
                                                                                         --------         --------
NOTES RECEIVABLE FROM OFFICERS/SHAREHOLDERS                                              $    100         $    100
                                                                                         --------         --------
                  TOTAL ASSETS                                                           $ 29,685         $ 30,854
                                                                                         ========         ========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Short-Term Debt                                                                     $  3,138         $  3,664
     Current Portion of Long-term Debt                                                      1,017            1,024
     Current Portion of Capital Lease Obligation                                              104               93
     Accounts Payable                                                                       6,188            6,968
     Accrued Expenses                                                                       1,315            1,500
                                                                                         --------         --------
                  Total Current Liabilities                                              $ 11,762         $ 13,249
                                                                                         --------         --------
LONG-TERM DEBT, excluding current portion                                                $ 11,000         $ 11,000
                                                                                         --------         --------
CAPITAL LEASE OBLIGATION                                                                 $    175         $    208
                                                                                         --------         --------
DEFERRED TAXES                                                                           $    476         $    476
                                                                                         --------         --------
DEFERRED COMPENSATION                                                                    $    872         $    854
                                                                                         --------         --------
                  Total Liabilities                                                      $ 24,285         $ 25,787
                                                                                         --------         --------

MINORITY INTEREST                                                                        $    389         $    402
                                                                                         --------         --------

SHAREHOLDERS' INVESTMENT
     Preferred Stock Series B, no par value                                              $    530         $    530
     Preferred Stock Series A, no par value                                                 2,418            2,418
     Common Stock, no par value                                                               218              218
     Paid-in Capital                                                                        9,192            9,192
     Accumulated Deficit                                                                   (7,347)          (7,693)
                                                                                         --------         --------
                   Total Shareholders' Investment                                        $  5,011         $  4,665
                                                                                         --------         --------
                   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                        $ 29,685         $ 30,854
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

----------------------------------------

                             MULTI-COLOR CORPORATION

                            Statements of Cash Flows
                            (Prepared Without Audit)
                                   (Thousands)

                                                                             Thirteen Weeks Ended
                                                                        -----------------------------
                                                                        June 28, 1998   June 29, 1997
                                                                        -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                          $   416         $   157
       Adjustments to reconcile net income to net
             cash provided by (used in) operating activities -
             Depreciation and amortization                                     498             453
             Minority interest in losses of subsidiary                         (13)            (16)
             Increase in deferred compensation                                  19              28
             Decrease in notes receivable                                       29              26
             Net (increase) decrease of accounts receivable,
               inventories and prepaid expenses and supplies                   543             (63)
             Net increase (decrease) in accounts payable,
               accrued liabilities, and preferred dividends                   (980)            302
                                                                           -------         -------
             Net cash provided by operating activities                     $   512         $   887
                                                                           -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital Expenditures, net                                           $   (34)        $(2,010)
       Restricted cash (IRB Proceeds)                                           23            (561)
       Proceeds from sale of property, plant and equipment                     904               -
                                                                           -------         -------
                Net cash provided by (used in) investing activities        $   893         $(2,571)
                                                                           -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease of revolving loan including,
                 non-current portion, net                                  $  (526)        $  (833)
       Cash Dividends                                                            -             (70)
       Sinking fund payments                                                  (770)           (297)
       Additions to long-term debt, including current portion                    -           3,000
       Repayment of long-term debt, including current portion                   (8)              -
       Repayment of Capital Lease Obligations                                  (23)            (26)
       Capitalized Bank Fees                                                   (75)            (75)
                                                                           -------         -------
                Net cash provided by (used in) financing activities        $(1,402)        $ 1,699
                                                                           -------         -------
                Net increase in cash and cash equivalents                  $     3         $    15
CASH AND CASH EQUIVALENTS, beginning of period                             $    12         $    81
                                                                           -------         -------
CASH AND CASH EQUIVALENTS, end of period                                   $    15         $    96
                                                                           -------         -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Interest paid                                                       $   280         $   267
                                                                           -------         -------
       Income Taxes paid                                                   $     0         $     2
                                                                           -------         -------

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

         Effective March 30, 1998, the Company elected to change its method of inventory valuation to encompass a more complete absorption of overhead costs in inventory. The Company believes the new method is preferable for matching the full cost of the inventory with the revenues generated. The cumulative effect of this accounting change as of March 30, 1998 was to increase income $224,000 ($.08 per diluted common share) and has been separately identified on the Statement of Operations for the thirteen weeks ended June 28, 1998. Information is not available to determine the effect of the change on income for the quarter ended June 29, 1997.

         The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

                                                                       Quarter Ended                      Quarter Ended
                                                                       June 28, 1998                      June 29, 1997
                                                              --------------------------------    -------------------------------
                                                                                  Per Share                          Per Share
                                                                 Shares            Amounts           Shares           Amounts
                                                              --------------    --------------    -------------     -------------

            Basic EPS before cumulative effect                  2,182,060           $ .06           2,169,619             $.04
            Cumulative effect of change in
               accounting for inventories                       2,182,060           $ .10                   -                -
            Effect of dilutive stock options                       29,166               -              43,237                -
            Convertible shares                                    657,420           $(.01)                  -                -
            Diluted EPS                                         2,868,646           $ .15           2,212,856             $.04


          Preferred stock dividends of $69,852 for the quarters ended June 28, 1998 and June 29, 1997 have been deducted from the net income generated to arrive at the income available to common stockholders for the calculation of basic EPS. Common stock equivalents of approximately 657,420 shares, resulting from convertible shares, were excluded from the June 29, 1997 fiscal quarter computation of diluted EPS because to do so would have been antidilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations

Thirteen Weeks Ended June 28, 1998 Compared to the Thirteen Weeks Ended June 29, 1997

          Net sales decreased $36,000, or .3%, in the first quarter as compared to the same quarter of the previous year. In-mold and cylinder sales increased 1.5% while prime label sales decreased 8% in the first quarter as compared to the same period in the prior year.

          Gross profit decreased $504,000 as compared to the same period in the prior year. The decrease in gross profit was attributable to higher cost product produced in the fiscal 1998 fourth quarter and sold during the first quarter and the reclassification of plant administration expenses to cost of goods sold, offset by improved efficiencies and waste reduction realized at Scottsburg during the first quarter of fiscal 1999.

          Selling, general, and administrative expenses decreased $396,000 as compared to the same prior year period. The decrease was attributable to cost reductions made in administrative overhead, expense control, and the reclassification of plant administration expenses to cost of goods sold.

          Other income increased $156,000 compared to the same prior year period. The increase was attributable to a $303,000 refund of worker's compensation premiums offset by $134,000 of one-time expenses related to the closing of the Cincinnati plant.

          Interest expense increased $13,000 as compared to the same period in the prior year and was the result of higher average borrowings against the short-term revolving credit line.

          Effective March 30, 1998, the Company elected to change its method of inventory valuation to encompass a more complete absorption of overhead costs in inventory. The Company believes the new method is preferable for matching the full cost of the inventory with the revenues generated. The cumulative effect of this accounting change as of March 30, 1998 was to increase income $224,000 ($.08 per diluted common share) and has been separately identified on the Statement of Operations for the thirteen weeks ended June 28, 1998.

          The net income for the period was $416,000 ($.16 per share after the accrual of preferred stock dividends) as compared to net income of $157,000 ($.04 per share after payment of preferred stock dividends) in the same prior year period.

Liquidity and Capital Resources

          The Company is dependent on availability under its Revolving Credit Agreement, approximately $1,500,000 at August 3, 1998, and its operations to provide for cash needs. The Company entered into a new credit agreement with PNC Bank, Ohio, National Association and Comerica Bank on June 22, 1998 which is a restatement of its prior credit agreements. The earlier credit agreements were amended several times between 1994 and 1998 to reflect, among other things, the Company's inability to meet certain financial covenants, including cash flow coverage ratios, leverage ratios and current ratios, and to reflect equity infusions and changes in the Company's results of operations during that time period. The new credit agreement provides for available borrowings under a revolving line of credit up to a maximum of $5,000,000, subject to certain borrowing base limitations. The new credit agreement also allows $3,500,000 of capital expenditures, including an expansion program for a new facility in Scottsburg once certain performance criteria are met. Under the terms of the new credit agreement, the Company is subject to a number of financial covenants. Additionally, the Company is prohibited from paying deferred dividends on its outstanding preferred stock and is limited in its ability to borrow other funds until certain performance criteria are met. The amount of accrued but unpaid preferred dividends was $162,519 at August 3, 1998. The new credit agreement also requires the Company to continue to place $1,000,000 per year into the sinking fund to be available to retire other debt. The existing sinking fund balance, plus fifty percent of the fiscal 1999 sinking fund contributions, will provide the Company with the funds for the Scottsburg expansion if the Company satisfies the performance criteria allowing it to begin the expansion project.

          Through the first quarter ended June 28, 1998, net cash provided by operating activities was $512,000 as compared to net cash provided by operating activities of $887,000 through the first quarter ended June 29, 1997. Net cash provided by operating activities was positively impacted by an increase in net income offset by a decrease in supplier accounts payable.

          At June 28, 1998, the Company's net working capital and current ratio were $(1,782,000) and .85 to 1, respectively, as compared to net working capital of $1,276,000 and current ratio of 1.17 to 1 at June 29, 1997. The decrease in working capital was primarily attributable to an increase in accounts payable and accrued liabilities and higher borrowings under the Company's revolving loan. At June 28, 1998, the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

Forward Looking Statements

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

                           Part II. Other Information
                           --------------------------


  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  List of Exhibits

                                   Description
                                   -----------

                Exhibit Number
                --------------

                18              Letter Regarding Change in Accounting Principle

                27              Financial Data Schedule

                10.26           Separation Agreement with Mutual Releases -
                                  John C. Court dated July 7, 1998

                10.27           Separation Agreement with Mutual Releases -
                                  John D. Littlehale dated July 15, 1998

                                   Signatures
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Multi-Color Corporation
                                           (Registrant)




         Date:    August 12, 1998          By: /s/ William R. Cochran
                                               --------------------------------
                                               William R. Cochran
                                               Vice President, Chief Financial
                                               Officer