Form 10-Q
period 1998-12-27
MULTI COLOR CORP
filed 1999-02-09
CIK 819220

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 27, 1998
                                              -----------------

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


                    ----------------------------------------

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

        Common shares, no par value - 2,305,460 (as of February 4, 1999)
        ----------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                             MULTI-COLOR CORPORATION

                            Statements of Operations
                            (Prepared Without Audit)
                      (Thousands except per share amounts)


                                                                                            Thirteen Weeks Ended
                                                                                 ------------------------------------------
                                                                                 December 27, 1998        December 28, 1997
                                                                                 -----------------        -----------------
NET SALES                                                                              $12,897                  $12,688

COST OF GOODS SOLD                                                                      10,925                   11,439
                                                                                       -------                  -------

Gross Profit                                                                           $ 1,972                  $ 1,249

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                             1,030                    1,464
                                                                                       -------                  -------

Operating Income (loss)                                                                $   942                  $  (215)

OTHER EXPENSE (INCOME)                                                                    (111)                    (202)

INTEREST EXPENSE                                                                           295                      282
                                                                                       -------                  -------

Income (loss) Before Taxes                                                             $   758                  $  (295)

Provision (Credit) for Taxes                                                                 -                        -
                                                                                       -------                  -------

NET INCOME (LOSS)                                                                      $   758                  $  (295)
                                                                                       =======                  =======

PREFERRED STOCK DIVIDENDS                                                              $    68                  $    70
                                                                                       =======                  =======

NET EARNINGS PER COMMON SHARE
Basic earnings (loss) per common share                                                 $  0.30                  $ (0.17)
                                                                                       =======                  =======
Diluted earnings (loss)  per common share                                              $  0.25                  $ (0.17)
                                                                                       =======                  =======

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic                                                                                    2,303                    2,170
                                                                                       =======                  =======
Diluted                                                                                  2,995                    2,170
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

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                             MULTI-COLOR CORPORATION

                            Statements of Operations
                            (Prepared Without Audit)
                      (Thousands except per share amounts)


                                                                                          Thirty-Nine Weeks Ended
                                                                                --------------------------------------------
                                                                                December 27, 1998          December 28, 1997
                                                                                -----------------          -----------------
NET SALES                                                                            $36,640                     $35,964

COST OF GOODS SOLD                                                                    31,526                      30,943
                                                                                     -------                     -------

Gross Profit                                                                         $ 5,114                     $ 5,021

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                           3,727                       4,260

RESTRUCTURING CHARGE                                                                       -                         310
                                                                                     -------                     -------

Operating Income (loss)                                                              $ 1,387                     $   451

OTHER EXPENSE (INCOME)                                                                  (144)                       (281)

INTEREST EXPENSE                                                                         858                         835
                                                                                     -------                     -------

Income (loss) Before Taxes and Cumulative Effect of a
     Change in Accounting Principle                                                  $   673                     $  (103)

Provision (Credit) for Taxes                                                               -                           -
                                                                                     -------                     -------

Income (loss) Before Cumulative Effect of a Change in Accounting Principle           $   673                     $  (103)

Cumulative Effect of Change in Accounting for Inventories, Net of Tax                   (224)                          -
                                                                                     -------                     -------

NET INCOME (LOSS)                                                                    $   897                     $  (103)
                                                                                     =======                     =======

PREFERRED STOCK DIVIDENDS                                                            $   207                     $   210
                                                                                     =======                     =======

NET EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share:
     Income (loss) before Cumulative Effect                                          $  0.21                     $ (0.14)
     Cumulative Effect of Change in Accounting for Inventories                       $  0.10                           -
                                                                                     -------                     -------
     Net Income (loss)                                                               $  0.31                     $ (0.14)
                                                                                     =======                     =======

Diluted earnings (loss) per common share:
     Income (loss) before Cumulative Effect                                          $  0.21                     $ (0.14)
     Cumulative Effect of Change in Accounting for Inventories                       $  0.09                           -
                                                                                     -------                     -------
     Net Income (loss)                                                               $  0.30                     $ (0.14)
                                                                                     =======                     =======

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic                                                                                  2,256                       2,170
                                                                                     =======                     =======
Diluted                                                                                2,411                       2,170
                                                                                     =======                     =======

The accompanying notes are an integral part of this financial information.

                             MULTI-COLOR CORPORATION
                                 Balance Sheets
                                   (Thousands)

                                     ASSETS

                                                                                    December 27, 1998         March 29, 1998
                                                                                    -----------------         --------------
                                                                                                              (Derived from
                                                                                        (Prepared           Audited Financial
                                                                                      Without Audit)            Statements)
CURRENT ASSETS
     Cash and Cash Equivalents                                                           $     13               $     12
     Accounts Receivable                                                                    4,540                  4,682
     Notes Receivable                                                                          94                    130
     Inventories
       Raw Materials                                                                        1,250                  1,720
       Work in Progress                                                                     1,207                    739
       Finished Goods                                                                       2,106                  2,564
     Deferred Tax Benefit                                                                     476                    476
     Prepaid Expenses and Supplies                                                            105                    165
     Refundable Income Taxes                                                                   23                     30
     Property Held for Sale                                                                     -                    905
                                                                                         --------               --------
                  Total Current Assets                                                   $  9,814               $ 11,423
                                                                                         --------               --------
SINKING FUND DEPOSITS                                                                    $  1,969               $    621
                                                                                         --------               --------
PROPERTY, PLANT, AND EQUIPMENT                                                           $ 29,388               $ 29,003
ACCUMULATED DEPRECIATION                                                                  (11,845)               (10,383)
                                                                                         --------               --------
                                                                                         $ 17,543               $ 18,620
                                                                                         --------               --------
DEFERRED CHARGES, net                                                                    $    115               $     48
                                                                                         --------               --------
NOTE RECEIVABLE                                                                          $      -               $     42
                                                                                         --------               --------
NOTES RECEIVABLE FROM OFFICERS/SHAREHOLDERS                                              $    100               $    100
                                                                                         --------               --------
                  TOTAL ASSETS                                                           $ 29,541               $ 30,854
                                                                                         ========               ========


                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Short-Term Debt                                                                     $  1,995               $  3,664
     Current Portion of Long-term Debt                                                      1,005                  1,024
     Current Portion of Capital Lease Obligation                                              105                     93
     Accounts Payable                                                                       6,004                  6,968
     Accrued Expenses                                                                       2,056                  1,500
                                                                                         --------               --------
                  Total Current Liabilities                                              $ 11,165               $ 13,249
                                                                                         --------               --------
LONG-TERM DEBT, excluding current portion                                                $ 11,000               $ 11,000
                                                                                         --------               --------
CAPITAL LEASE OBLIGATION                                                                 $    126               $    208
                                                                                         --------               --------
DEFERRED TAXES                                                                           $    476               $    476
                                                                                         --------               --------
DEFERRED COMPENSATION                                                                    $    913               $    854
                                                                                         --------               --------
                  Total Liabilities                                                      $ 23,680               $ 25,787
                                                                                         --------               --------

MINORITY INTEREST                                                                        $    369               $    402
                                                                                         --------               --------

SHAREHOLDERS' INVESTMENT
     Preferred Stock Series B, no par value                                              $    477               $    530
     Preferred Stock Series A, no par value                                                 2,418                  2,418
     Common Stock, no par value                                                               220                    218
     Paid-in Capital                                                                        9,380                  9,192
     Accumulated Deficit                                                                   (7,003)                (7,693)
                                                                                         --------               --------
                   Total Shareholders' Investment                                        $  5,492               $  4,665
                                                                                         --------               --------
                   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                        $ 29,541               $ 30,854
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

                             MULTI-COLOR CORPORATION

                            Statements of Cash Flows
                            (Prepared Without Audit)
                                   (Thousands)

                                                                                             Thirty-Nine Weeks Ended
                                                                                      -------------------------------------
                                                                                      December 27, 1998   December 28, 1997
                                                                                      -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income (loss)                                                                   $   897             $ (103)
       Adjustments to reconcile net income to net
             cash provided by (used in) operating activities -
             Depreciation and amortization                                                   1,480              1,504
             Issuance of stock options below FMV                                                97
             Minority interest in losses of subsidiary                                         (33)               (70)
             Increase in deferred compensation                                                  59                150
             Decrease in notes receivable                                                       78                 81
             Net (increase) decrease of accounts receivable,
               inventories and prepaid expenses and supplies                                   694             (2,729)
             Net increase (decrease) in accounts payable,
               accrued liabilities, and preferred dividends                                   (353)             2,912
             Increase in restructuring changes                                                   -                310
             Payment of restructuring changes                                                    -               (277)
                                                                                           -------            -------
             Net cash provided by operating activities                                     $ 2,919            $ 1,778
                                                                                           -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital Expenditures, net                                                           $  (475)           $(3,474)
       Restricted cash (IRB Proceeds)                                                           23               (269)
       Proceeds from sale of property, plant and equipment                                     939                532
                                                                                           -------            -------
                Net cash provided by (used in) investing activities                        $   487            $(3,211)
                                                                                           -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net increase (decrease) of revolving loan including,
                 non-current portion, net                                                  $(1,669)           $   424
       Cash Dividends/Accrued Dividends                                                       (207)              (210)
       Sinking fund payments                                                                (1,372)               (96)
       Additions to long-term debt, including current portion                                    -              1,406
       Proceeds from issuance of common stock                                                   40
       Repayment of long-term debt, including current portion                                  (19)
       Repayment of Capital Lease Obligations                                                  (69)               (82)
       Capitalized Bank Fees                                                                  (109)               (75)
                                                                                           -------            -------
                Net cash provided by (used in) financing activities                        $(3,405)           $ 1,367
                                                                                           -------            -------
                Net increase in cash and cash equivalents                                  $     1            $   (66)
CASH AND CASH EQUIVALENTS, beginning of period                                             $    12            $    80
                                                                                           -------            -------
CASH AND CASH EQUIVALENTS, end of period                                                   $    13            $    14
                                                                                           -------            -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Interest paid                                                                       $   858            $   835
                                                                                           -------            -------
       Income Taxes paid                                                                   $     4            $    19
                                                                                           -------            -------
       Restructuring  Charge                                                               $     -            $   310
                                                                                           -------            -------


The accompanying notes are an integral part of this financial information.

                             MULTI-COLOR CORPORATION

                         Notes to Financial Information

Item 1.  Financial Statements (Continued)

         The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K and the Form 10-Q for the quarters ended June 28, 1998 and September 27, 1998.

         The information furnished in these financial statements reflects all estimates and adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods reported, and all adjustments and estimates are of a normal recurring nature.

         Effective March 30, 1998, the Company elected to change its method of inventory valuation to encompass a more complete absorption of overhead costs in inventory. The Company believes the new method is preferable for matching the full cost of the inventory with the revenues generated. The cumulative effect of this accounting change as of March 30, 1998 was to increase income $224,000 ($.08 per diluted common share) and has been separately identified on the Statement of Operations for the thirty-nine weeks ended December 27, 1998. Information is not available to determine the effect of the change on income for the quarter ended December 27, 1998.

         The following is a reconciliation of the number of shares used in the basic earnings per share (EPS) and diluted EPS computations:


                                                                       Quarter Ended                       Quarter Ended
                                                                     December 27, 1998                   December 28, 1997
                                                              --------------------------------    --------------------------------
                                                                                   Per Share                           Per Share
                                                                  Shares            Amounts           Shares            Amounts
                                                              --------------    --------------    --------------     -------------
             Basic EPS before cumulative effect                 2,302,768            $ .30           2,169,679           $(.17)
             Effect of dilutive stock options                      47,691                -                   -               -
             Convertible shares                                   644,180            $(.05)                  -               -
             Diluted EPS                                        2,994,639            $ .25           2,169,679           $(.17)


                                                                  Thirty-Nine Weeks Ended             Thirty-Nine Weeks Ended
                                                                     December 27, 1998                   December 28, 1997
                                                              --------------------------------    --------------------------------
                                                                                  Per Share                           Per Share
                                                                 Shares            Amounts           Shares            Amounts
                                                              --------------    --------------    --------------     -------------
             Basic EPS before cumulative effect                 2,255,844            $ .21           2,169,639           $(.14)
             Cumulative effect of change in
               accounting for inventories                       2,255,844            $ .10                   -               -
             Effect of dilutive stock options                      36,475                -                   -               -
             Convertible shares                                   119,160            $(.01)                  -               -
             Diluted EPS                                        2,411,479            $ .30           2,169,639           $(.14)

         Preferred stock dividends of $68,445 and $69,852 for the quarters ended December 27, 1998 and December 28, 1997 and $206,742 and $209,556 for
         the thirty-nine weeks ended December 27, 1998 and December 27, 1997, respectively, have been deducted from the net income (loss) generated to arrive at the income (loss) available to common stockholders for the calculation of basic and diluted EPS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Thirteen Weeks Ended December 27, 1998 Compared to the Thirteen Weeks Ended December 28, 1997

         Net sales increased $209,000, or 1.6%, in the third quarter as compared to the same quarter of the previous year. In-mold and cylinder sales increased 8% while prime label sales decreased 24% in the third quarter as compared to the same period in the prior year.

         Gross profit increased $723,000 as compared to the same period in the prior year. The increase in gross profit was primarily attributable to improved efficiencies and waste reduction realized at the Company's Scottsburg plant during the third quarter of fiscal 1999 offset by the reclassification of plant administration expenses, ($225,000), to cost of goods sold.

         Selling, general, and administrative expenses decreased $434,000 as compared to the same prior year period. The decrease in selling, general and administrative expenses is primarily due to the previously mentioned reclassification of plant administrative expenses ($225,000) to cost of goods sold, cost reductions made in administrative overhead, and expense control.

         Other income decreased $91,000 compared to the same prior year period. Prior year other income was positively impacted by the gain on the sale of assets, $207,000, from closing the Cincinnati plant.

         Interest expense increased $13,000 as compared to the same period in the prior year and was the result of higher average borrowings under the revolving credit line combined with higher short-term borrowing rates.

         The net profit for the period was $758,000 [$0.25 per share after the accrual of preferred stock dividends] as compared to net loss of $295,000 [($0.17) per share after payment of preferred stock dividends] in the same prior year period. The prior year results were negatively impacted by a $310,000 restructuring charge for severance and benefit obligations associated with the closing of the Cincinnati plant.

Thirty-Nine Weeks Ended December 27, 1998 Compared to the Thirty-Nine Weeks Ended December 28, 1997

         Net sales increased $676,000, or 1.9%, in the first nine months as compared to the same period of the previous year. In-mold and cylinder sales increased 8% while prime label sales decreased 24% in the first nine months as compared to the same period in the prior year.

         Gross profit increased $93,000 as compared to the same period in the prior year. The increase in gross profit was primarily attributable to improved efficiencies and waste reduction realized at Scottsburg during the first nine months of fiscal 1999 offset by the reclassification of plant administration expenses ($675,000), to cost of goods sold and higher cost product produced in the fiscal 1998 fourth quarter and sold in the first quarter of fiscal 1999.

         Selling, general, and administrative expenses decreased $533,000 as compared to the same prior year period. The decrease in selling, general and administrative expenses is primarily due to the previously mentioned reclassification of plant administrative expenses ($675,000) to cost of goods sold, cost reductions made in administrative overhead, and expense control offset in part by the Company changing its accrual for environmental matters. As previously disclosed, the Company voluntarily notified officials in Indiana that environmental compliance issues existed at the Scottsburg plant. The Company subsequently announced that the Indiana Department of Environmental Management ("IDEM") had made an initial proposal for an administrative settlement to resolve the compliance issues which included a settlement of claims for penalties in the amount of $1,277,000 and associated costs. The Company reached an agreement with IDEM to resolve these matters during the fiscal 1998 second quarter. In light of those developments and certain developments in Ohio, the Company increased its' environmental reserve by $544,000 during the fiscal 1998 second quarter. Except for the previously mentioned reclassification of plant administrative expenses ($675,000) to cost of goods sold, the environmental accrual, and an accrual of $182,000 for workers' compensation matters (which were resolved subsequent to the end of the fiscal second quarter), selling, general and administrative expenses decreased by $584,000 from the prior year.

         Other income decreased $137,000 compared to the same prior year period. The decrease was attributable to one-time expenses of $134,000 relating to the closing of the Cincinnati plant, and a $89,000 expense incurred by the Company for the sale of stock and issuance of stock options below fair market value, offset by a $303,000 refund of worker's compensation premiums. Additionally, prior year other income was positively impacted by the gain on sale of assets, $398,000, from closing the Cincinnati plant.

         Interest expense increased $23,000 as compared to the same period in the prior year and was the result of higher average borrowings under the revolving credit line combined with higher short-term borrowing rates.

         Effective March 30, 1998, the Company elected to change its method of inventory valuation to encompass a more complete absorption of overhead costs in inventory. The Company believes the new method is preferable for matching the full cost of the inventory with the revenues generated. The cumulative effect of this accounting change as of March 30, 1998 was to increase income $224,000 ($.08 per diluted common share) and has been separately identified on the Statement of Operations for the thirty-nine weeks ended December 27, 1998.

         The net income for the period was $897,000 [$0.30 per share after the accrual of preferred stock dividends] as compared to net loss of $103,000 [($0.14) per share after payment of preferred stock dividends] in the same prior year period. The prior year results were negatively impacted by a $310,000 restructuring charge for severance and benefit obligations associated with the closing of the Cincinnati plant.

Liquidity and Capital Resources

         The Company is dependent on availability under its Revolving Credit Agreement, approximately $3,000,000 at December 27, 1998, and its operations to provide for cash needs. The Company entered into a new credit agreement with PNC Bank, Ohio, National Association and Comerica Bank on June 22, 1998 which is a restatement of its prior credit agreements. The earlier credit agreements were amended several times between 1994 and 1998 to reflect, among other things, the Company's inability to meet certain financial covenants, including cash flow coverage ratios, leverage ratios and current ratios, and to reflect equity infusions and changes in the Company's results of operations during that time period. The new credit agreement provides for available borrowings under a revolving line of credit up to a maximum of $5,000,000, subject to certain borrowing base limitations. The new credit agreement also allows up to $3,500,000 of capital expenditures, including an expansion program for a new facility in Scottsburg. The existing sinking fund balance, plus fifty percent of the fiscal 1999 sinking fund contributions, will provide the Company with the funds for the Scottsburg expansion if the Company satisfies the performance criteria allowing use of these funds for the expansion project. Under the terms of the new credit agreement, the Company is subject to a number of financial covenants. Additionally, the Company is prohibited from paying deferred dividends on its outstanding preferred stock and is limited in its ability to borrow other funds until certain performance criteria are met. The amount of accrued but unpaid preferred dividends was $276,587 at December 27, 1998. The new credit agreement also requires the Company to continue to place $1,000,000 per year into the sinking fund to be available to retire other debt.

         Through the third quarter ended December 27, 1998, net cash provided by operating activities was $2,919,000 as compared to net cash provided by operating activities of $1,778,000 through the third quarter ended December 28, 1997. Net cash provided by operating activities was positively impacted by a decrease in accounts receivable and inventory and an increase in accrued expenses due to the Company changing its accrual for environmental matters.

         At December 27, 1998, the Company's net working capital and current ratio were $(1,351,000) and .88 to 1, respectively, as compared to net working capital of $(35,000) and current ratio of .99 to 1 at December 28, 1997. The decrease in working capital was primarily attributable to a decrease in accounts receivable and inventory and an increase in accrued liabilities. At December 27, 1998, the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt. The Company believes cash from operations and availability under the line of credit will satisfy the Company's cash needs, including debt service, capital expenditures and settlement payments, through December 31, 1999.

Computer Systems - Year 2000 Impact

         State of Readiness: The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The program implementation involves employees from all areas of the Company. The Company believes it has identified all the systems which need testing, including, but not limited to, its traditional information systems, as well as those systems containing embedded chip technology, commonly found in the Company's presses and buildings and equipment connected with the buildings' infrastructure such as heating, refrigeration and air conditioning systems. The majority of testing to determine if the systems are Year 2000 compliant is complete. The majority of the remediation phase is complete and currently in use. The remainder of the remediation phase is projected to be completed by the end of the September, 1999. In some cases, purchased software will be the basis for modifying non-compliant systems.

         Costs: The total expected cost of the Company's Year 2000 compliance program is projected to be less then $300,000, consisting primarily of the installation of a new computer system and internal salaries, of which approximately $275,000 has been spent. All costs are either capitalized or expensed as incurred. The Company expects funding for these costs to come from working capital and, if necessary, from its line of credit.

         Risk: Although the full consequences are unknown, the failure of one of the Company's critical systems or the failure of an outside system, such as that of the Federal Reserve or electrical utilities, may result in interruption of the Company's business which may result in a materially adverse effect on the operations or financial condition of the Company. With particular respect to raw materials purchased for processing from the Company's key vendors, the Company does not expect that any vendor's or small group of vendor's Year 2000 problems would have a long-term negative effect on the Company since the Company does not believe that any of its competitors would be in a position to sell competitive products either. Notwithstanding the foregoing, the loss of revenue for an extended period of time would likely have a materially adverse effect on the Company. The Company has contacted its significant customers and vendors with respect to their ability to comply with the Year 2000. Despite the relative lack of problems encountered in these discussions, the Company has no direct confirmation or control of Year 2000 remediation efforts by its customers and suppliers and therefore, there can be no assurance that system failures that cause materially adverse results to customers or vendors would not have an adverse effect on the Company.

         Contingency Plans: The Company is in the process of developing contingency plans for those areas which might be affected by the Year 2000 problems; however, there can be no assurance that a contingency plan will exist for all situations. Further, until the Company has received information from most of its suppliers and customers, any contingency plan would be preliminary.

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


                                   Multi-Color Corporation
                                   (Registrant)




Date: February 9, 1999             By: /s/ WILLIAM R. COCHRAN
                                      ---------------------------------------
                                      William R. Cochran
                                      Vice President, Chief Financial Officer