Form 10-Q/A
period 1997-12-28
MULTI COLOR CORP
filed 1999-03-24
CIK 819220

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

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


                                   Multi-Color Corporation
                                   (Registrant)




Date:    January 27, 1998          By: /s/ William R. Cochran
                                      ------------------------------------
                                      William R. Cochran
                                      Vice President, Chief Financial Officer