Form 10-K
period 1999-03-28
MULTI COLOR CORP
filed 1999-06-24
CIK 819220

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended March 28, 1999
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____________

                         Commission File Number 0-16148

                             MULTI-COLOR CORPORATION

             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                       31-1125853
------------------------------------            -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)


205 WEST FOURTH STREET, CINCINNATI, OHIO                    45202
-----------------------------------------       -------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (513) 381-1480

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

The aggregate market value of voting stock based on a closing price of $5.63 per share held by nonaffiliates of the registrant is $5,499,119 as of June 18, 1999.

As of June 18, 1999, 2,305,460 shares of common stock, no par value, were issued and outstanding.

                       INDEX TO ANNUAL REPORT ON FORM 10-K


PART I                                                                                                      Page

               Item 1     -     Business                                                                      2
               Item 2     -     Properties                                                                    5
               Item 3     -     Legal Proceedings                                                             5
               Item 4     -     Submission of Matters to a Vote of Security Holders                           5

PART II
               Item 5     -     Market for the Registrant's Common Stock and Related Stockholder              6
                                Matters
               Item 6     -     Selected Financial Data                                                       7
               Item 7     -     Management's Discussion and Analysis of Financial Condition and            8-11
                                Results of Operations
               Item 7A    -     Quantitative and Qualitative Disclosures About Market Risk                   11
               Item 8     -     Financial Statements and Supplementary Data                               12-29
               Item 9     -     Changes in and Disagreements with Accountants on Accounting and              29
                                Financial Disclosure

PART III       Part III (except for certain information relating to Executive Officers included              29
               in Part I) is omitted. The Company intends to file with the Securities and
               Exchange Commission within 120 days of the close of the fiscal year ended March
               28, 1999 a definitive proxy statement containing such information pursuant to
               Regulation 14A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.



PART IV
               Item 14    -     Exhibits, Financial Statement Schedules, and Reports on Form 8-K          29-32


         The Company believes certain statements contained in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

         Statements concerning expected financial performance, on-going business strategies, and possible future action which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic conditions; the success of its significant customers; acceptance of new product offerings; changes in business strategy or plans; vendor and customer Year 2000 compliance; quality of management; availability, terms and development of capital; availability of raw materials; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; competition; the ability to achieve cost reductions; and increases in general interest rate levels affecting the Company's interest costs. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
                                     ------

ITEM 1.  BUSINESS

GENERAL

         Multi-Color is one of the largest producers of printed labels for branded consumer products in the United States. Labels printed by the Company appear principally on mass-marketed products for which label appearance is a significant element of product marketing and merchandising. In its latest fiscal year, Multi-Color produced labels for a variety of consumer products including liquid detergents, fabric softeners, food products, liquid cleaners, anti-freeze and chewing gum. Multi-Color currently produces labels for approximately 30 customers.

         In 1985, Multi-Color acquired the net assets of the label divisions of Georgia-Pacific for $14.3 million cash and a $1 million note. Multi-Color established the Multi-Color Graphic Services division in 1987. This division supplies color separations of labels and engraves cylinders. The division was formed to improve the quality of separations and engravings supplied to Multi-Color and its customers. This division completed an expansion in fiscal 1991 that allows it to engrave cylinders for the Company's Scottsburg, Indiana plant. The Company constructed a rotogravure printing plant in Scottsburg, Indiana in 1990. This plant was built to provide additional printing capacity and capabilities to meet the changing needs of the marketplace.

         During the second quarter of fiscal 1997, the Company started a new entity with Think Laboratories, Inc. of Kashiwa, Japan, through a new corporation owned 80% by the Company named Laser Graphic Systems, Incorporated ("LGSI"), to develop the market for laser engraving services in the United States and to compliment the Multi-Color Graphic Services division. The Company also initiated an expansion of its Scottsburg, Indiana facility which entailed doubling the existing capacity of the plant during 1997. On May 14, 1999, the Company and Think Laboratories, Inc. (Think) entered into an agreement whereby the Company will purchase all of Think's equity interest in LGSI for $500,000. Think will continue to provide improvements and technology enhancements for the laser engraving process to the Company.

         During fiscal 1999, the Company approved the construction of a 56,000 square foot addition to its Scottsburg, Indiana facility. This addition is expected to allow the Company to consolidate all of its label manufacturing operations, presently spread out over three leased facilities, under one roof. This consolidation should also improve label manufacturing efficiency and is targeted for completion during the second quarter of fiscal 2000.

         The Company's executive offices are located at 205 West Fourth Street, Cincinnati, Ohio 45202, and its telephone number is (513)381-1480. Unless the context otherwise requires, the "Company" and "Multi-Color" refer to Multi-Color Corporation and its predecessors.

PRODUCTS

         The Company's predecessors began producing paper labels in 1918 and the Company has maintained customer relationships that have existed since that time. Multi-Color produces labels which are used to wrap products or are affixed to finished product containers. These labels are printed for liquid detergent, fabric softeners, food products, liquid cleaners, antifreeze and chewing gum. In addition, the Company produces gift wrap.

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

         The Company has recently introduced value added products and capabilities targeted at the following markets:

         1. A clear film which the Company believes will outperform competitive products currently available and is well suited for the personal care market.
         2. Printing techniques that offer enhanced graphic appeal particularly where metallic decorating is required to differentiate premium products.

         Multi-Color produces rotogravure cylinders at LGSI. Employing a proprietary laser-exposing process which the Company licenses from Think Laboratories, Inc., the resulting cylinders produce gravure's high quality at costs comparable to other printing technologies. The Company is selling the unique services of LGSI to customers other than its label customers and believes that significant potential exists for this technology.

         In addition, Multi-Color has expanded the reach of its products through exports in a number of countries in South America; however, total sales to these countries is still less than two percent of the Company's annual revenue.

SALES AND MARKETING

         Multi-Color receives annual or quarterly requirements estimates for labels from its customers and ships against orders received, except in certain cases where the Company has agreements with minimum purchase requirements.

         The Company's marketing efforts are directed toward obtaining new customers and increasing the Company's share of existing customers' overall label requirements by meeting their specialized and technical label needs. The Company's marketing strategy is to emphasize those sectors where Multi-Color's equipment and expertise distinguish the Company from other label producers. The Company maintains a marketing and technical support staff of eight people who are responsible for developing innovative solutions, including new labels, for customers' label needs.

         Approximately 57% of the Company's total sales in fiscal 1999 were to three customers: The Procter & Gamble Company, 30% (divided among six product categories and three separate buyers); Wm. Wrigley Jr. Company, 15%; and Alvin Press, 12%. The loss or substantial reduction of the business of any of the major customers would have a material adverse effect on the Company.

PRINTING OPERATIONS

         Multi-Color's printing equipment consists of four rotogravure printing presses in its Scottsburg plant. All of the Company's presses are capable of multi-color, high-speed and high-quality graphic printing. The Company also has a wide variety of cutting and finishing equipment used to process printed material. The wide range of capabilities and versatility provided by the Company's equipment permits it to respond rapidly to changing customer needs, including the development of new products. The Company believes it has sufficient capacity to meet any expected growth of its products. At March 28, 1999 and March 28, 1998, the label backlogs were approximately $3,000,000.

RESEARCH AND DEVELOPMENT

         Multi-Color believes research and development of new products helps it maintain its leading position in the in-mold label business. While the process for making in-mold labels is not patented, Multi-Color believes its experience and expertise related to the production of in-mold labels have enabled it to maintain its leadership in the in-mold label and substrate market.

         The Company's emphasis is to develop and market new products for applications where superior technical characteristics are required. Multi-Color developed and is successfully marketing a range of plastic in-mold labels for applications in which plastic containers are subjected to more demanding physical requirements.

         Multi-Color's research and development expenditures totaled $340,000 in fiscal 1999, $447,000 in fiscal 1998 and $246,000 in fiscal 1997.

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

COMPETITION

         The Company has a large number of competitors in its traditional label business and three principal competitors in the in-mold label and substrate business. Some of these competitors in the traditional label business have greater financial and other resources than the Company. The three competitors in the in-mold label and substrate business are either private companies or subsidiaries of public companies and the Company cannot access the financial resources of these organizations. Multi-Color could be adversely affected should a competitor develop labels similar or technologically superior to the Company's in-mold label. Although price is an important competitive factor in the Company's business, the Company believes competition is principally dependent upon quality, service, and technical expertise and experience. Customer service, quality and qualification requirements present barriers to new entrants into Multi-Color's markets.

EMPLOYEES

         As of March 28, 1999, the Company had 237 employees, of whom 64 were salaried and 173 were hourly. Multi-Color considers its labor relations to be good and has not experienced any work stoppages during the previous ten years.

REGULATION

         The Company operations are subject to regulation by federal and state environmental protection agencies. To insure ongoing compliance with federal and state environmental protection agency requirements, the Company revamped its environmental compliance procedures during fiscal 1999. An outside environmental consultant was retained by the Company to monitor environmental compliance during fiscal 1999 at a cost of approximately $72,000. Additionally, the Company made capital investments of approximately $75,000 to maintain compliance with federal and state environmental requirements. The Company is estimating it will spend approximately $200,000 in fiscal 2000 to improve its existing equipment as part of its ongoing environmental compliance strategy.

         The United States Food and Drug Administration regulates the raw materials used in labels for food products. These regulations apply to the consumer products companies for which Multi-Color produces labels. Multi-Color uses materials specified by the consumer products companies in producing labels for food products.

ITEM 2.  PROPERTIES

         Multi-Color operates two production facilities. The Scottsburg, Indiana plant has 56,300 square feet and is situated on 14 acres, 30 miles north of Louisville, Kentucky. The Erlanger, Kentucky facility, housing its Multi-Color Graphics division and Laser Graphic Systems, Inc., has approximately 12,000 square feet and is located on approximately 3 acres, 10 miles south of Cincinnati. The Company owns the real estate constituting all of its plant sites. The land and buildings of all the plant sites are encumbered by mortgages in favor of the lenders under the Company's credit facility. The Company's executive offices are located at 205 West Fourth Street, Cincinnati, Ohio in approximately 5,000 square feet of leased office space. The Company's properties are in good condition, are well-maintained, and are adequate for the Company's intended uses. During April, 1998, the Company sold its 300,000 square foot building located in Cincinnati. The Company leased approximately 50,000 square feet of the Cincinnati plant for warehouse purposes until March 28, 1999. As previously stated, the Company has approved the construction of a 56,000 square foot addition to its Scottsburg, Indiana plant which is scheduled for completion during the second quarter of fiscal 2000. The Company will enter into a sale leaseback arrangement for its Scottsburg facility when the addition is completed.

ITEM 3.  LEGAL PROCEEDINGS

         On June 17, 1998, Multi-Color received proposed final findings and orders from the Director of the Ohio Environmental Protection Agency (OEPA) concerning certain alleged violations of environmental laws at the Company's Cincinnati facility which include a proposed civil penalty of $282,700. The Company subsequently reached an agreement with OEPA on March 8, 1999 which included a settlement requiring payment of $100,000 and associated costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None during the fourth quarter of the fiscal year ending March 28, 1999.

         EXECUTIVE OFFICERS

         Francis D. Gerace was promoted to President and was appointed a Director on May 18, 1999. Prior to that time Mr. Gerace served as the Company's Vice President of Operations from April 1998 to May 1999. Mr. Gerace was Director of Strategic Business Systems for Fort James Corporation's Packaging Business from 1993 to 1997. From 1974 to 1993, Mr. Gerace held various general management positions with Conagra, Inc. and Beatrice Foods Company.

         Stephen G. Mulch was appointed Vice President of Corporate Sales and Business Development of the Company on April 6, 1998. Prior to joining Multi-Color, Mr. Mulch was Vice President and General Manager of a four plant division of Fort James Corporation's Packaging Business from 1991 to 1997. From 1972 to 1991, Mr. Mulch held various positions with Tenneco, Inc. including general manager of the offset carton converting plant in Grand Rapids, Michigan.

         William R. Cochran was appointed Vice President, Chief Financial Officer of the Company in June of 1994 and Secretary in June, 1998. Prior to joining Multi-Color, Mr. Cochran was Chief Financial Officer of AluChem, Inc. from 1990 to 1994. From 1975 to 1990, Mr. Cochran was employed in various accounting functions for Libbey Owens Ford, Owens-Corning and Deloitte & Touche, LLP.

         John R. Voelker was appointed Vice President of Sales and Marketing of the Company in June of 1995. Prior to that time Mr. Voelker served as the Company's Vice President National Accounts from 1992 to 1995 and Vice President Multi-Color Graphics from 1989 to 1992.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's shares trade in the over-the-counter market under the NASDAQ-NMS symbol LABL. The following table sets forth the high and low sales prices of the Company's common stock ("Common Stock") as reported in the NASDAQ National Market System during fiscal year 1998 and 1999. These prices may not necessarily be indicative of any reliable market value.

                                                              High        Low
                                                              ----        ---

          March 31, 1997 through June 29, 1997                $7.50      $5.75
          June 30, 1997 through September 28, 1997            $8.38      $6.75
          September 29, 1997 through December 28, 1997        $7.50      $6.25
          December 29, 1997 through March 29, 1998           $10.00      $6.00
          Year Ended March 29, 1998                          $10.00      $5.75

          March 30, 1998 to June 28, 1998                     $7.50      $6.25
          June 29, 1998 to September 27, 1998                 $7.50      $5.38
          September 28, 1998 to December 27, 1998             $7.63      $6.00
          December 28, 1998 to March 28, 1999                 $7.75      $6.25
          Year Ended March 28, 1999                           $7.75      $5.38

         As of June 18, 1999, there were approximately 425 shareholders of record of the Common Stock.

         Multi-Color currently intends to retain its earnings to fund the growth of its business and does not anticipate paying any cash dividends on Common Stock in the foreseeable future. The Company's financing agreements currently prohibit the payment of Common Stock cash dividends. Additionally, the Company is prohibited from paying dividends on the Common Stock unless all dividends declared on the Company's Series A Convertible Preferred Stock and Series B Convertible Preferred Stock have been fully paid. The Company is currently in arrears on dividends payable on its preferred stock.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                        Fiscal Year Ended (1)
                                                   -------------------------------------------------------------
                                                      MARCH 28     March 29   March 30   March 31    April 2
                                                       1999        1998 (4)     1997       1996      1995 (2)
                                                   -------------------------------------------------------------
                                                               (In thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------

Net sales                                            $ 49,786    $ 47,576    $ 48,143   $ 55,375    $ 61,777
Gross profit                                            6,929       4,840       8,267      8,508       2,803
Operating income (loss)                                 2,165      (2,455)      2,579      2,631      (7,168)
Income (loss) before extraordinary item and
  cumulative effect of a change in accounting
  principle                                             1,259      (4,071)      1,627      1,191      (8,523)
Extraordinary item                                         --          --          --         --         225
Cumulative effect of a change in accounting
  principle                                               224          --          --         --          --
Net Income (loss)                                       1,484      (4,071)      1,627      1,191      (8,748)
Diluted earnings (loss) per share                        0.50       (2.00)       0.58       0.55       (4.03)
Weighted average shares outstanding - diluted           2,949       2,172       2,821      2,178       2,169
Preferred dividends                                       275         279         261         --          --
Working capital                                      $ (1,869)   $ (1,827)   $    661   $     (3)   $(17,031)(3)
Total assets                                           29,781      30,854      28,487     30,454      35,959
Short-term debt                                         4,369       4,782       3,411      2,902      19,898(3)
Long-term debt                                         11,086      11,208       9,902     14,873           8
Shareholders' investment                                6,010       4,665       8,907      4,920       2,998
----------------------------------------------------------------------------------------------------------------


(1) Multi-Color maintained a fiscal year of 52 or 53 weeks beginning on the Monday nearest to March 31 through March 28, 1999. Fiscal year 1994 was a 53 week fiscal year. All other fiscal years set forth herein are 52 weeks.

(2) Fiscal year 1995 results include a write down of $3,800 on certain equipment and an extraordinary charge of $225 related to prepayment fees associated with a previous financing agreement.

(3) Includes $14,700 of long-term debt which was subject to acceleration and therefore classified as current.

(4) Fiscal year 1998 results include a restructuring charge of $315, a write down of $438 on certain property, and a $668 loss on sale of assets.

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


                                                                                    Percentage of Net Sales
                                                                                 -----------------------------
                                                                                     1999     1998      1997
          ----------------------------------------------------------------------------------------------------
          Net Sales                                                                 100.0%    100.0%    100.0%
          Cost of Goods Sold                                                         86.1%     89.8%     82.8%
          Gross Profit                                                               13.9%     10.2%     17.2%
          Selling, General & Administrative Expenses                                  9.6%     13.8%     11.8%
          Restructuring Charge                                                         --        .7%       --
          Impairment Loss on Long-Lived Assets                                         --       1.0%       --
          Operating Income (Loss)                                                     4.3%     (5.3%)     5.4%
          Interest Expense                                                            2.2%      2.1%      2.1%
          Other                                                                       (.4%)     1.2%      (.1%)
          Income (Loss) Before Income Taxes and
          Cumulative Effect of a Change in
          Accounting Principle                                                        2.5%     (8.6%)     3.4%
          Income taxes                                                                 --        --        --
          Net Income (Loss) Before Cumulative Effect of a Change in Accounting        2.5%     (8.6%)     3.4%
          Principle
          Cumulative Effect of Change in Accounting for Inventories, Net of Tax       (.5%)      --        --
          Net income (Loss)                                                           3.0%     (8.6%)     3.4%

COMPARISON OF FISCAL YEARS ENDED MARCH 28, 1999 AND MARCH 29, 1998


                     1999            1998             Change
------------------------------------------------------------------
Net Sales        $49,785,886      $47,575,608       $2,210,278

         Net sales increased $2,210,000, or 4.6%, in 1999 as compared to 1998. In-mold and cylinder sales increased 6.4% or approximately $2,600,000 over 1998 levels. The Company has confidence in the long-term growth of the in-mold label and rotogravure cylinder markets, which is supported by the expansion program in process at the Scottsburg label manufacturing facility.


                         1999             1998           Change
------------------------------------------------------------------
Gross Profit          $ 6,929,086      $ 4,840,344     $2,088,742
As a % of Sales          13.9%           10.2%            3.7%

         Gross profit increased $2,089,000 as compared to the prior year. The increase in gross profit was primarily attributable to improved efficiencies and waste reduction realized at the Scottsburg facility during fiscal 1999 offset by the reclassification of plant administration expenses ($900,000), to cost of goods sold and higher cost product produced in the fiscal 1998 fourth quarter and sold in the first quarter of fiscal 1999.


                                1999        1998         Change
------------------------------------------------------------------
Selling, General
  Administrative Expenses  $ 4,764,312  $ 6,542,759  $ (1,778,447)
As a % of Sales                 9.6%        13.8%        (4.2%)

         Selling, general, and administrative expenses decreased $1,778,000 as compared to the prior year. The decrease in selling, general and administrative expenses is primarily due to the previously mentioned reclassification of plant administrative expenses ($900,000) to cost of goods sold, cost reductions made in administrative overhead, and expense control offset in part by the Company changing its accrual for environmental matters. As previously disclosed, the Company voluntarily notified officials in

Indiana that environmental compliance issues existed at the Scottsburg plant. The Company subsequently announced that the Indiana Department of Environmental Management ("IDEM") had made an initial proposal for an administrative settlement to resolve the compliance issues which included a settlement of claims for penalties in the amount of $1,277,000 and associated costs. The Company reached an agreement with IDEM to resolve these matters during the fiscal 1999 second quarter. In light of those developments and certain developments in Ohio at that time, the Company increased its' environmental reserve by $544,000 during the fiscal 1999 second quarter.


                         1999          1998           Change
------------------------------------------------------------------
Restructuring Charge      -         $ 314,599      $ (314,599)

         During 1998, the Company accrued a restructuring charge of $314,599 for the previously announced closing of the Cincinnati printing plant to handle severance and benefit obligations associated with the plant closing.


                        1999            1998           Change
------------------------------------------------------------------
Impairment Loss
  Long-Lived Assets      -           $  438,459     $ (438,459)

         The 1998 impairment loss on long-lived assets represents the loss on sale of the Cincinnati plant which was completed two days subsequent to the end of the fiscal year on March 31, 1998. The amount shown represents the difference between the basis in the property and the selling price.


                          1999            1998          Change
------------------------------------------------------------------
Interest Expense     $   1,121,565     $ 1,032,579    $ 88,986

         Interest expense increased as compared to the same period in the prior year and was the result of higher average borrowings under the revolving credit line combined with higher average short-term rates.

         The Company recorded no amounts for income taxes in 1999 as it anticipates utilizing net operating loss carryforward benefits generated in prior periods. There is no net deferred tax balance.

         The Company recorded net income for 1999 of $1,484,000 or an increase of $5,555,000 from the net loss of $(4,071,000) in 1998, due to the factors discussed above.

COMPARISON OF FISCAL YEARS ENDED MARCH 29, 1998 AND MARCH 30, 1997


                     1998            1997             Change
------------------------------------------------------------------
Net Sales      $ 47,575,608      $ 48,142,920       $ (567,312)

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


                          1998            1997          Change
------------------------------------------------------------------
Gross Profit         $  4,840,344      $ 8,266,949   $ (3,426,605)
As a % of Sales           10.2%              17.2%       (7.0%)

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


                                 1998         1997        Change
------------------------------------------------------------------
Selling, General
  Administrative Expenses    $ 6,542,759   $ 5,688,392  $ 854,367
As a % of Sales                  13.8%         11.8%       2.0%

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

                           1998            1997          Change
------------------------------------------------------------------
Restructuring
  Charge                $ 314,599       $     -        $ 314,599

         During the second quarter, the Company accrued a restructuring charge of $310,000 for the previously announced closing of the Cincinnati printing plant to handle severance and benefit obligations associated with the plant closing. An additional $4,599 was accrued during the fourth quarter of fiscal 1998 resulting in a total restructuring charge of $314,599.


                             1998             1997      Change
------------------------------------------------------------------
Impairment Loss
   Long-Lived Assets      $  438,459       $   -      $ 438,459

         The 1998 impairment loss on long-lived assets represents the loss on sale of the Cincinnati plant which was completed two days subsequent to the end of the fiscal year on March 31, 1998. The amount shown represents the difference between the basis in the property and the selling price.


                          1998            1997           Change
------------------------------------------------------------------
Interest Expense     $ 1,032,579      $ 1,011,709      $ 20,870


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

Liquidity and Capital Resources

         The Company is dependent on availability under its Revolving Credit Agreement, approximately $1,600,000 at March 28, 1999, and its operations to provide for cash needs. The Company entered into a new credit agreement with PNC Bank, Ohio, National Association and Comerica Bank on June 22, 1998 which is a restatement of its prior credit agreements. The earlier credit agreements were amended several times between 1994 and 1998 to reflect, among other things, the Company's inability to meet certain financial covenants, including cash flow coverage ratios, leverage ratios and current ratios, and to reflect equity infusions and changes in the Company's results of operations during that time period. The new credit agreement, which has been amended twice since June 22, 1998, provides for available borrowings under a revolving line of credit up to a maximum of $5,000,000, subject to certain borrowing base limitations. The new credit agreement also allows $3,500,000 of capital expenditures including an expansion program for a new facility in Scottsburg. Under the terms of the new credit agreement, the Company is subject to a number of financial covenants. Additionally, the Company is prohibited from paying deferred dividends on its outstanding preferred stock, is limited in its ability to pay current dividends on its outstanding preferred stock, and is limited in its ability to borrow other funds until certain performance criteria are met. The amount of accrued but unpaid preferred dividends was $354,034 at March 28, 1999.

         In fiscal 1999, cash provided by operating activities was $2,300,000 compared to $1,300,000 in 1998. The increase was primarily due to an increase in net income. In fiscal 1999, net cash used in investing activities was ($45,000) compared to ($3,277,000) in 1998. The decrease was attributable to a decrease in capital expenditures. Net cash used in financing activities was ($2,234,000) in fiscal 1999 compared to net cash provided by financing activities of $1,905,000 in 1998. In 1998, net cash provided by financing activities was impacted by the issuance of $1,300,000 in net long term debt and additional borrowings of $1,370,000 under the revolving line of credit. In 1999, net cash used in financing activities was impacted by increased payments of $1,660,000 to the sinking fund and a $400,000 reduction in the revolving line of credit. The Company believes it has both sufficient short and long term liquidity financing. The Company had a deficit in working capital of $(1,869,000) at the end of fiscal 1999 as compared to a working capital deficit of $(1,827,000) at the end of fiscal 1998. At May 31, 1999, the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

         During fiscal 2000, the Company has no scheduled material principal payments under any of its debt obligations. The Company expects during the second fiscal quarter to complete the sale and leaseback of its Scottsburg facility. The net proceeds from the sale, approximately $1,900,000, will be utilized to reduce long-term debt. Accordingly, debt service requirements representing sinking fund payments, for fiscal 2000 are expected to be approximately $850,000. The Company intends to make capital expenditures other than those in connection with any expansion of its Scottsburg facility of approximately $1,750,000 during fiscal 2000. The Company believes that cash flow from operations and availability under the revolving line of credit are sufficient to meet its capital requirements and debt service requirements for fiscal 2000. From time to time the Company has reviewed potential acquisitions of businesses. While the Company has no present commitments to acquire any businesses, such an acquisition may require the Company to issue additional equity or incur additional debt.

Inflation

         The Company does not believe that its operations have been materially affected by inflation.

Computer Systems - Year 2000 Impact

STATE OF READINESS: The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The program implementation involves employees from all areas of the Company. The Company believes it has identified all the systems which need testing, including, but not limited to, its traditional information systems, as well as those systems containing embedded chip technology, commonly found in the Company's presses and buildings and equipment connected with the buildings' infrastructure such as heating, refrigeration and air conditioning systems. The majority of testing to determine if the systems are Year 2000 compliant is complete. The majority of the remediation phase is complete and currently in use. The remainder of the remediation phase is projected to be completed by the end of September, 1999. In some cases, purchased software will be the basis for modifying non-compliant systems.

COSTS: The total expected cost of the Company's Year 2000 compliance program is projected to be less then $300,000, consisting primarily of the installation of a new computer system and internal salaries, of which approximately $275,000 had been spent as of March 28, 1999. All costs are either capitalized or expensed as incurred. The Company expects funding for these costs to come from working capital.

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

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks from changes in interest rates and certain of its outstanding debt. The outstanding loan balance under the Company's bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Europe. Based on the last fiscal year's average outstanding debt, 100 basis point change in interest rate would change interest expense by approximately $149,000. The Company does not presently use financial or derivative instruments to manage its interest costs. The Company has minimal foreign exchange risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements and Financial Statement Schedules

                                    PART lll
                                    --------

                        CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                                             13
Consolidated Statements of Operations for the years ended
       March 28, 1999; March 29, 1998 and March 30, 1997                                       14
Consolidated Balance Sheets as of March 28, 1999 and March 29, 1998                            15
Consolidated Statements of Shareholders' Investment for the years ended
       March 28, 1999; March 29, 1998 and March 30, 1997                                       16
Consolidated Statements of Cash Flows for the years ended
       March 28, 1999; March 29, 1998 and March 30, 1997                                       17
Notes to Consolidated Financial Statements                                                  18-29


         All Financial Statement Schedules have been omitted because either they are not required or the information is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     To the Shareholders and Directors of Multi-Color Corporation:

         We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) as of March 28, 1999 and March 29, 1998, and the related consolidated statements of operations, shareholders' investment, and cash flows for each of the three years in the period ended March 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Color Corporation as of March 28, 1999 and March 29, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years then ended in conformity with generally accepted accounting principles.

GRANT THORNTON LLP


Cincinnati, Ohio
May 3, 1999, except for Note 11 as to which the date is May 14, 1999

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 28, 1999, March 29, 1998 and March 30, 1997



                                                                                          1999            1998             1997
----------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                             $ 49,785,886    $ 47,575,608    $ 48,142,920
Cost of goods sold                                                                      42,856,800      42,735,264      39,875,971
----------------------------------------------------------------------------------------------------------------------------------
     GROSS PROFIT                                                                        6,929,086       4,840,344       8,266,949
Selling, general and administrative expenses                                             4,764,312       6,542,759       5,688,392
Restructuring charge (Note 14)                                                                  --         314,599              --
Impairment loss on long-lived assets (Note 2(f))                                                --         438,459              --
----------------------------------------------------------------------------------------------------------------------------------
     OPERATING INCOME (LOSS)                                                             2,164,774      (2,455,473)      2,578,557
Interest expense                                                                         1,121,565       1,032,579       1,011,709
Minority interest in losses of subsidiary (Note 11)                                        (33,385)        (84,889)        (13,424)
Other (income) expense, net (primarily loss on sale of assets in 1998)                    (182,866)        667,831         (46,886)
----------------------------------------------------------------------------------------------------------------------------------
     INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN
       ACCOUNTING PRINCIPLE                                                              1,259,460      (4,070,994)      1,627,158
     Income taxes (Note 5)                                                                      --              --              --
----------------------------------------------------------------------------------------------------------------------------------
     INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE          1,259,460      (4,070,994)      1,627,158
    Cumulative Effect of Change in Accounting for Inventories, Net of Tax                 (224,392)             --              --
----------------------------------------------------------------------------------------------------------------------------------
    NET INCOME (LOSS)                                                                 $  1,483,852    $ (4,070,994)   $  1,627,158
----------------------------------------------------------------------------------------------------------------------------------
    Preferred stock dividends                                                         $    275,183    $    279,408    $    260,809
    Net income (loss) applicable to common shares:                                    $  1,208,669    $ (4,350,402)   $  1,366,349
----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares and equivalents outstanding:
     Basic                                                                               2,268,012       2,172,482       2,169,937
     Diluted                                                                             2,949,212       2,172,482       2,821,300
----------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share:
     Income (loss) before Cumulative Effect                                           $       0.43    $      (2.00)   $       0.63
     Cumulative Effect of Change in Accounting for Inventories                                0.10              --              --
----------------------------------------------------------------------------------------------------------------------------------
     Net Income (loss)                                                                $       0.53    $      (2.00)   $       0.63
Diluted earnings (loss) per common and common equivalent share:
     Income (loss) before Cumulative Effect                                           $       0.43    $      (2.00)   $       0.58
     Cumulative Effect of Change in Accounting for Inventories                                0.07              --              --
----------------------------------------------------------------------------------------------------------------------------------
     Net Income (loss)                                                                $       0.50    $      (2.00)   $       0.58
----------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS

As of March 28, 1999 and March 29, 1998

                                                                                                        1999               1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents (Note 2(d))                                                         $      9,997    $     12,352
     Accounts receivable, net:
          Trade (Note 9)                                                                              4,488,774       4,605,268
          Other                                                                                          25,777          76,538
     Note receivable (Note 8)                                                                            52,943         129,709
     Inventories (Note 2(e))                                                                          4,443,871       5,022,985
     Deferred tax benefit (Note 5)                                                                      407,603         475,800
     Prepaid expenses, supplies, pension and other                                                      141,593         164,598
     Prepaid income taxes                                                                                21,000          29,944
     Property held for sale, net  (Note 2(g))                                                              --           905,415
------------------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                        9,591,558      11,422,609
PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 2(F))                                                       17,714,230      18,619,681
SINKING FUND DEPOSITS (NOTE 3)                                                                        2,283,900         620,648
DEFERRED CHARGES, NET                                                                                    91,243          48,240
NOTE RECEIVABLE (NOTE 8)                                                                                   --            42,513
NOTE RECEIVABLE FROM OFFICER/SHAREHOLDER (NOTE 8)                                                       100,000         100,000
------------------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                             $ 29,780,931    $ 30,853,691
====================================================================================================================================
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Short-term debt (Note 3)                                                                      $  3,253,730    $  3,664,436
     Current portion of long-term debt (Note 3)                                                       1,000,000       1,024,256
     Current portion of capital lease obligations (Note 10)                                             115,153          93,316
     Accounts payable (Note 2(i))                                                                     4,589,053       6,968,195
     Accrued liabilities:
          Payroll benefits and related taxes (Note 4(a))                                              1,021,945         866,353
          Deferred compensation (Note 4(c))                                                             485,800            --
          Real estate and personal property taxes                                                       280,351         325,917
          Interest and other                                                                            714,984         307,362
------------------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                                  11,461,016      13,249,835
LONG-TERM DEBT (NOTE 3)                                                                              11,000,000      11,000,000
CAPITAL LEASE OBLIGATIONS (NOTE 10)                                                                      85,792         207,980
DEFERRED INCOME TAXES (NOTE 5)                                                                          407,603         475,800
DEFERRED COMPENSATION (NOTE 4(C))                                                                       447,798         853,760
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                          23,402,209      25,787,375
------------------------------------------------------------------------------------------------------------------------------------
Minority Interest (Note 11)                                                                             368,302         401,687
------------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 12)
SHAREHOLDERS' INVESTMENT (NOTES 7, AND 13):
     Preferred stock, no par value; 1,000,000 shares authorized,
          - 11,918 and 13,242 shares issued and outstanding at March 28, 1999 and March 29, 1998
          (aggregate liquidation preference of $476,706) Series B                                       476,706         529,666
          - 52,500 shares issued and outstanding at March 28, 1999 and March 29, 1998
          (aggregate liquidation preference of $2,625,000) Series A                                   2,418,303       2,418,303
     Common stock, no par value; 10,000,000 shares authorized,  2,208,300 and
          2,182,060 shares issued and outstanding at March 28, 1999 and March 29, 1998                  220,830         218,206
     Paid-in capital                                                                                  9,379,410       9,191,952
     Accumulated deficit                                                                             (6,484,829)     (7,693,498)
------------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' investment                                                              6,010,420       4,664,629
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and shareholders' investment                                           $ 29,780,931    $ 30,853,691
====================================================================================================================================

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

For the Years Ended March 28, 1999, March 29, 1998 and March 30, 1997

                                          Preferred Stock           Common Stock
                              ----------------------------------------------------------
                                   Number of                    Number of                                                 Additional
                                      Shares                       Shares                    Paid-In     Accumulated         Pension
                                 Outstanding       Amount     Outstanding       Amount       Capital         Deficit       Liability
------------------------------------------------------------------------------------------------------------------------------------
BALANCE,

March 31, 1996                      13,242    $   529,666      2,172,569    $   217,257    $ 9,140,334   $(4,709,445)   $  (257,769)

ADD (DEDUCT):

Net income                            --             --             --             --             --       1,627,158           --

Preferred stock issued              52,500      2,418,303           --             --             --            --             --

Purchase of treasury stock            --             --             --             --             --            --             --

Issuance of common stock              --             --            7,950            795         34,311          --             --

Preferred dividends

   declared                           --             --             --             --             --        (260,809)          --

Change in additional

   pension liability                  --             --             --             --             --            --          212,087

------------------------------------------------------------------------------------------------------------------------------------
BALANCE,

March 30, 1997                      65,742      2,947,969      2,180,519        218,052      9,174,645    (3,343,096)       (45,682)

ADD (DEDUCT):

Net loss                              --             --             --             --             --      (4,070,994)          --

Issuance and retirement

   of treasury stock                  --             --             (909)           (91)         8,691          --             --

Preferred dividends

   declared                           --             --             --             --             --        (279,408)          --

Issuance of common stock              --             --            2,450            245          8,616          --             --

Change in additional

   pension liability                  --             --             --             --             --            --           45,682

------------------------------------------------------------------------------------------------------------------------------------
BALANCE,

March 29, 1998                      65,742      2,947,969      2,182,060        218,206      9,191,952    (7,693,498)          --

ADD (DEDUCT)

Net income                            --             --             --             --             --       1,483,852           --

Preferred dividends declared          --             --             --             --             --        (275,183)          --

Issuance of common stock              --             --           13,000          1,300         38,900          --             --

Issuance of stock options             --             --             --             --           96,922          --             --

Conversion of Preferred

  Stock to Common Stock             (1,324)       (52,960)        13,240          1,324         51,636          --             --

------------------------------------------------------------------------------------------------------------------------------------
BALANCE,

March 28, 1999                      64,418    $ 2,895,009      2,208,300    $   220,830    $ 9,379,410   $(6,484,829)   $      --
====================================================================================================================================

                                  Treasury
                                     Stock         Total
------------------------------------------------------------
BALANCE,

March 31, 1996                       --      $ 4,920,043

ADD (DEDUCT):

Net income                           --        1,627,158

Preferred stock issued               --        2,418,303

Purchase of treasury stock        (45,000)       (45,000)

Issuance of common stock             --           35,106

Preferred dividends

   declared                          --         (260,809)

Change in additional

   pension liability                 --          212,087

------------------------------------------------------------
BALANCE,

March 30, 1997                    (45,000)     8,906,888

ADD (DEDUCT):

Net loss                             --       (4,070,994)

Issuance and retirement

   of treasury stock               45,000         53,600

Preferred dividends

   declared                          --         (279,408)

Issuance of common stock             --            8,861

Change in additional

   pension liability                 --           45,682

------------------------------------------------------------
BALANCE,

March 29, 1998                       --        4,664,629

ADD (DEDUCT)

Net income                           --        1,483,852

Preferred dividends declared         --         (275,183)

Issuance of common stock             --           40,200

Issuance of stock options            --           96,922

Conversion of Preferred

  Stock to Common Stock              --

------------------------------------------------------------
BALANCE,

March 28, 1999                $      --      $ 6,010,420
============================================================


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 28, 1999, March 29, 1998 and March 30, 1997

                                                                                           1999           1998           1997
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $ 1,483,852    $(4,070,994)   $ 1,627,158
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
  Depreciation                                                                        1,845,535      1,995,528      1,739,065
  Amortization                                                                           32,575         38,000         53,234
  Minority interest in losses of subsidiary                                             (33,385)       (84,889)       (13,424)
  Net (gain) loss on disposal of equipment                                               10,401        546,358           (186)
  Increase in non-current deferred compensation                                          79,838        161,840         88,781
  Increase in non-current pension obligation, net of equity charge                         --           44,319         95,884
  Decrease in notes receivable                                                          119,279        109,048         99,697
  Net (increase) decrease in accounts receivable, inventories,
    prepaid expenses, supplies, and pension and other and refundable income taxes       778,318     (1,425,994)       798,108
  Net increase (decrease) in accounts payable, accrued liabilities
    (excluding restructuring charge)                                                 (2,039,755)     3,551,758     (1,935,996)
  Impairment loss on long-lived assets                                                     --          438,459           --
--------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                         2,276,658      1,303,433      2,552,321
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (1,416,128)    (4,312,323)    (3,051,607)
  Proceeds from sale of equipment                                                     1,371,058      1,035,118        352,415
--------------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                               (45,070)    (3,277,205)    (2,699,192)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in revolving line of credit, net                                 (410,706)     1,370,642        402,240
  Sinking fund withdrawls (payments)                                                 (1,663,252)      (546,197)     2,162,488
  Proceeds from sale (purchase) of treasury stock, net                                     --           53,600        (45,000)
  Proceeds from issuance of common stock, net                                            40,200          8,861         35,106
  Proceeds from issuance of preferred stock, net                                           --             --        2,418,303
  Proceeds from issuance of long-term debt                                                 --        3,034,321           --
  Repayment of long-term debt                                                           (24,256)    (1,613,198)    (4,901,960)
  Preferred stock dividend payments                                                        --         (209,557)      (260,809)
  Proceeds from minority shareholder of subsidiary                                         --             --          500,000
  Capitalized bank fees                                                                 (75,578)       (78,240)          --
  Repayment of capital lease obligation                                                (100,351)      (114,888)      (123,166)
--------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities                              (2,233,943)     1,905,344        187,202
--------------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash and cash equivalents                                 (2,355)       (68,428)        40,331
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF THE YEAR                                         12,352         80,780         40,449
--------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              $     9,997    $    12,352    $    80,780
--------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                                     $ 1,121,565    $ 1,084,318    $ 1,079,629
  Income taxes paid                                                                 $    38,550    $    37,195    $      --
Supplemental Disclosure of Non Cash Activities:
  Increase in property, plant and equipment and capital lease obligation            $      --      $      --      $   160,415
  Increase in accrued interest and other and decrease in shareholders' investment
    due to accrual of preferred stock dividends                                     $   275,183    $    69,851    $      --
================================================================================================================================


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 1999, March 29, 1998 and March 30, 1997

(1)    THE COMPANY

         Multi-Color Corporation (the Company), headquartered in Cincinnati, Ohio, primarily supplies printed labels and engravings to various name brand consumer products companies located throughout the United States. The Company has plants located in Scottsburg, Indiana and Erlanger, Kentucky.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   FISCAL YEAR
         Through March 28, 1999 the fiscal year of the Company commenced on the Monday closest to March 31. References to fiscal 1999, 1998, and 1997 are for the fiscal years ended March 28, 1999, March 29, 1998 and March 30, 1997, respectively. Beginning in 2000, the Company's fiscal year will end on March 31.

(b)   PRINCIPLES OF CONSOLIDATION
         The consolidated financials statements include the accounts of the Company and its majority-owned subsidiary (Note 11). All significant intercompany transactions have been eliminated.

(c)   REVENUE RECOGNITION
         Sales and related costs of goods sold are recognized upon shipment to the customers.

(d)   CASH AND CASH EQUIVALENTS
         Cash and cash equivalents include operating cash accounts.

(e)   INVENTORIES
         Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Inventories as of year-end consisted of the following:

                        1999         1998
-------------------------------------------
Finished goods    $2,390,765   $2,564,039
Work-in-process    1,097,675      739,105
Raw materials        955,431    1,719,841
-------------------------------------------
                  $4,443,871   $5,022,985
============================================

         Effective March 30, 1998, the Company elected to change its method of inventory valuation to encompass a more complete absorption of overhead costs in inventory. The cumulative effect of this accounting change as of March 30, 1998 was to increase income $224,000 and has been separately identified on the consolidated statement of operations. Information is not available to determine the effect of the change on net income (loss) for fiscal years ended March 29, 1998 and March 30, 1997.

(f)   PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment consisted of the following as of year-end:

                                   1999            1998
-----------------------------------------------------------
Land and buildings         $  3,316,508    $  2,976,900
Machinery and equipment      25,274,804      24,742,748
Furniture and fixtures        1,207,654         916,632
Construction in progress          9,900         366,413
-----------------------------------------------------------
                             29,808,866      29,002,693
Accumulated depreciation    (12,094,636)    (10,383,012)
-----------------------------------------------------------
                           $ 17,714,230    $ 18,619,681
===========================================================


         Property, plant and equipment are stated at cost. In recognition of the losses experienced by the Company at the former Cincinnati location in prior years, the Company recorded a $3,800,000 impairment loss in 1995 on certain long-lived assets at the Cincinnati location to reduce the carrying cost to the fair value as generally determined by an independent appraiser. Additional impairment losses of $438,000 and $112,000 were recorded in 1998 and 1996, respectively on the Cincinnati location's assets, while assets with an assigned impairment value of $827,000, $2,038,000 and $246,000 were either sold or disposed of in 1999, 1998 and 1997, respectively.

         Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

               Building...........................20-30 years
               Machinery and equipment.............3-15 years
               Furniture and fixtures..............5-10 years

(g)   PROPERTY HELD FOR SALE
         The Company had made available for sale certain property (former Cincinnati facility) considered by management to be excess and no longer necessary for the operations of the Company. Accordingly, this property, net of accumulated depreciation of $950,878 and impairment losses of $438,000 at March 29, 1998 was classified as property held for sale. The aggregate carrying values of such property are periodically reviewed and are stated at the lower of cost or net realizable value. This property was sold in 1999.

(h)   DEFERRED CHARGES
         Deferred charges, net, consist primarily of costs associated with the Scottsburg Industrial Revenue Bonds issued in 1998 which are amortized over the term of the agreement (Note 3).

(i)   ACCOUNTS PAYABLE
         Accounts payable includes approximately $737,000 and $1,460,000 at March 28, 1999 and March 29, 1998, respectively, for outstanding checks.

(j)   INCOME TAXES
         Deferred income tax assets and liabilities are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years.

(k)   EARNINGS (LOSS) PER COMMON SHARE
         The computation of basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period and the weighted average number of contingently issuable common shares upon satisfaction of all necessary conditions. At March 28, 1999 contingently issuable shares total 97,160 and relate to common shares issuable under a deferred compensation agreement. Diluted earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable, primarily from the conversion of Series A & B convertible preferred stock, the exercise of stock options, and common shares issuable under a deferred compensation agreement.

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

         The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

                                    1999                      1998                         1997
                         ------------------------   -------------------------  -------------------------
                                           Per                        Per                        Per
                                          Share                      Share                      Share
                           Shares         Amount       Shares        Amount      Shares         Amount
                         ----------       ------     ---------       ------     ---------       ------
Basic EPS                 2,268,012        $0.43     2,172,482       $(2.00)    2,169,937        $0.63
                         ----------       ------     ---------       ------     ---------       ------
Cumulative effect of
  change in accounting
  for inventories         2,268,012          .10          --           --            --           --
Effect of dilutive           37,040         (.01)         --           --            --           --
  stock options                --           --            --           --          40,097        (0.01)
Convertible shares          644,160         (.02)         --           --         611,266        (0.04)
                         ----------       ------     ---------       ------     ---------       ------
Diluted EPS               2,949,212        $0.50     2,172,482       $(2.00)    2,821,300        $0.58
                         ----------       ------     ---------       ------     ---------       ------

         Preferred stock dividends of $275,183, $279,408 and $260,809 in fiscal 1999, 1998 and 1997, respectively, have been deducted from the net income or added to the net loss generated in fiscal 1999, 1998 and 1997, respectively, to arrive at the income/loss available to common stockholders for the calculation of basic EPS. Common stock equivalents of approximately 701,630 shares, resulting from convertible shares and stock options, were excluded from the fiscal 1998 computation of diluted EPS because to do so would have been antidilutive.

(l)   ADVERTISING COSTS
         Advertising costs are charged to expense as incurred. Expenses were minimal for the three fiscal years ended March 28, 1999.

(m)  RESEARCH AND DEVELOPMENT COSTS
         Research and development costs are charged to expense as incurred. Expenses were $340,000, $447,000 and $246,000 for 1999, 1998 and 1997,
respectively.

(n)   STOCK-BASED COMPENSATION
         The provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" are effective for the Company in 1997. This standard requires that employee stock-based compensation either continue to be determined under Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees" or in accordance with the provisions of SFAS No. 123, whereby compensation expense is recognized based on the fair value of stock-based awards on the grant date. The Company accounts for such awards under the provisions of APB No. 25 and, accordingly, no compensation cost has been recognized for the stock awards unless required by APB No. 25. The Company has made the required additional disclosures under SFAS No. 123 for 1999, 1998 and 1997 (Note 7).

(o)   USE OF ESTIMATES IN FINANCIAL STATEMENTS
         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(p)   FAIR VALUE DISCLOSURE
         The fair value of financial instruments approximates carrying value.

(q)   COMPREHENSIVE INCOME
         The Company does not have any comprehensive income items other then net income.

(r)    NEW PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires entities to report all derivatives at fair value as assets or liabilities in their statements of financial position. This statement is effective for financial statements issued for fiscal periods beginning after June 15, 1999. The Company does not currently have any derivative instruments or hedging activities to report under this standard.

(3)   DEBT

         The components of the Company's debt are as follows:

                                                                                     1999            1998
---------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
Revolving line of credit                                                        $  3,253,730    $  3,664,436
===============================================================================================================
LONG-TERM DEBT
Scottsburg Industrial Revenue Bonds, floating weekly rate, which approximates
     3.52% at March 28, 1999, scheduled balloon
     payment $5,750,000 in October 2009                                            5,750,000       5,750,000
Scottsburg Industrial Revenue Bonds, floating weekly rate,
     which approximates 3.42% at March 28, 1999, scheduled balloon
     payment of $3,000,000 in April 2007                                           3,000,000       3,000,000
Boone County Industrial Revenue Bonds, floating weekly rate, which approximates 3.35% at March 28, 1999, scheduled balloon
     payment of $3,250,000 in December 2009                                        3,250,000       3,250,000
Other                                                                                   --            24,256
---------------------------------------------------------------------------------------------------------------
                                                                                $ 12,000,000    $ 12,024,256
Less-current portion of debt and sinking fund payments                            (1,000,000)     (1,024,256)
---------------------------------------------------------------------------------------------------------------
                                                                                $ 11,000,000    $ 11,000,000
===============================================================================================================

         The following is a schedule of future annual principal payments payable after one year (including sinking fund payments):

          2001                                             $   250,000
          2002                                                      -
          2003                                                      -
          2004                                                      -
          2005                                                      -
          2006 and thereafter                               10,750,000
          --------------------------------------------------------------
                                                           $11,000,000
          ==============================================================

         On June 22, 1998, the Company restated its credit agreement with an existing lender and a new additional lender. The restated credit agreement provides for a revolving line of credit with borrowings up to a maximum of $5,000,000 subject to certain borrowing base limitations. The interest rate fluctuates and is based on the Company meeting certain ratios. For the year ended March 28, 1999, the average interest rate was 7.83%. At March 28, 1999, the Company had approximately $1,600,000 in available borrowings under the revolving line of credit. The credit agreement expires July 31, 2000. The credit agreement requires quarterly sinking fund deposits of $250,000 until termination of the agreement. The agreement also contains various financial and operating covenants which, among others, require the Company to maintain certain leverage, working capital and cash flow ratios and limits the payment of dividends. On April 16, 1999, the Company amended its credit agreement to increase the collateral borrowing base for short term borrowings, increase the annual lease payments to cover the lease payments for the Scottsburg expansion, and allow for the payment of partial quarterly preferred dividends if certain cumulative net income thresholds are maintained.

         On May 1, 1999, the Company amended its credit agreement providing for a reduction in its short term and long term borrowings rates and reduction overall fee structure. Additionally, the lenders reduced the quarterly sinking fund deposit requirement to $200,000 until termination of the agreement.

         On April 1, 1997 the Company entered into a $3,000,000 industrial development revenue bond financing (Series 1997 Bonds) with the City of Scottsburg, Indiana in support of its Scottsburg, Indiana plant expansion.

         With respect to the Bonds, the Company has the option to establish the Bonds' interest rate form (variable or fixed interest rate). When a fixed interest rate is selected, the fixed rate assigned will approximate the market rate for comparable securities. When a variable rate is selected, or at the end of a fixed interest rate period, the Bondholders reserve the right to demand payment of the bonds. In the event that any of the Bondholders exercise their rights, a remarketing agent is responsible for remarketing the Bonds on a best efforts basis for not less than the outstanding principal and accrued interest. In the event the Bonds are not able to be remarketed and the letters of credit are exercised, the lender is committed to providing financing for up to 458 days. These letters of credit expire July 31, 2000.

(4)    EMPLOYEE BENEFIT PLANS

     (a) The Company has a defined benefit plan covering former hourly employees at its former Cincinnati facility who met certain age and service requirements. The Company's funding policy is to contribute the recommended actuarially determined contribution. Pension costs are based on length of service after May 1, 1985 using the unit credit method.
         As the Company has sold the Cincinnati facility (see Note 2(g)), this plan will be terminated in the near future. There is no curtailment gain or loss to be recognized at March 28, 1999.
         Effective March 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"). SFAS 132 revises employers' disclosures about pensions and other post retirement benefit plans. As required, disclosures for 1998 and 1997 have been restated for comparative purposes.

         The change in the Company's benefit obligation is computed as follows:

                                                        1999           1998           1997
------------------------------------------------------------------------------------------------
Projected benefit obligation at beginning of year   $ 2,468,988    $ 2,449,063    $ 2,232,996
Service cost                                             39,624         98,871        140,074
Interest cost                                           164,322        163,113        158,341
Actual (gain)                                          (158,784)      (159,506)       (18,982)
Benefits paid                                          (103,376)       (82,553)       (63,366)
Change in assumptions                                   164,450           --             --
------------------------------------------------------------------------------------------------
Projected benefit obligation at end of year         $ 2,575,224    $ 2,468,988    $ 2,449,063
================================================================================================

         The change in the Plan's assets is computed as follows:

                                                     1999           1998           1997
---------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year   $ 2,837,343    $ 2,447,700    $ 1,967,460
Actual return on plan assets                         123,502        382,935        375,606
Employer contribution                                   --           89,261        168,000
Benefits paid                                       (103,376)       (82,553)       (63,366)
---------------------------------------------------------------------------------------------
Fair value of plan assets at end of year         $ 2,857,469    $ 2,837,343    $ 2,447,700
=============================================================================================

The following table sets forth the Plan's funded status and amounts recognized on the Company's accompanying balance sheets:

                                              1999         1998         1997
--------------------------------------------------------------------------------
Funded status                            $ 282,245    $ 368,355    $  (1,363)
Unrecognized net actuarial (gain) loss    (168,198)    (277,116)      45,682
Unrecognized prior service cost              1,221        2,427        3,633
--------------------------------------------------------------------------------
Prepaid benefit cost                     $ 115,268    $  93,666    $  47,952
================================================================================

The weighted-average actuarial assumptions used were:

                                   As of         MARCH 28, 1999     March 29, 1998      March 30, 1997
------------------------------------------------------------------------------------------------------
Discount rate                                      6.75%               7.25%              7.25%
Expected return on plan assets                     7.50%               9.00%              9.00%

Net periodic pension cost includes the following components:

                                         1999         1998         1997
--------------------------------------------------------------------------------
Service cost                           $  39,624    $  98,871    $ 140,074
Interest cost                            164,322      163,113      158,341
Expected return on plan assets          (208,398)    (219,643)    (183,821)
Amortization of prior service cost         1,206        1,206        1,206
Recognized net actuarial (gain) loss     (18,356)          -         1,320
--------------------------------------------------------------------------------
Net periodic pension cost              $ (21,602)   $  43,547    $ 117,120
================================================================================

     (b) The Company has established a profit sharing/401(k) retirement savings plan which covers those employees who meet certain service requirements and are not participants in the Company retirement plan discussed above. The plan provides for voluntary contributions by the Company's employees up to a specified maximum percentage of gross pay. At the discretion of the Company's Board of Directors, the Company will contribute a specified matching percentage of the employee contributions.

Company contributions in 1999, 1998 and 1997 approximated $147,000, $147,000 and $124,000, respectively, which represent one-half of the employee contributions not exceeding 6% of gross pay.

     (c) The Company previously entered into deferred compensation agreements with certain officers and management employees. Amounts due under deferred compensation agreements with current officers are classified as long-term liabilities at March 28, 1999 and March 29, 1998. Amounts due under deferred compensation agreements with former officers are classified as short-term liabilities at March 28, 1999. Interest on the long-term deferred amounts which are included in the balances due were accrued at 9 3/4%, 10 1/2% and 10 1/4% in 1999, 1998 and 1997, respectively. Expenses in 1999, 1998 and 1997 approximated $80,000, $93,000 and $88,000, respectively.

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

     (e) During 1992 the Company established a supplemental retirement program for key executives which allows a maximum of $300,000 in loans to such employees with a maximum of $100,000 to any one individual. At March 28, 1999 and March 29, 1998 a $100,000 loan at no interest was outstanding under this program from a former officer (Note 8).

     (f) The Company has an employee stock purchase plan whereby eligible employees may purchase up to 1,000 shares of Company stock per year through payroll deductions. The Company will contribute one bonus share for every four shares purchased up to a maximum of twenty bonus shares per year to any one employee; however, in 1999, 1998 and 1997 the Company contributed cash rather than stock.

(5)    INCOME TAXES

The provision (credit) for income taxes includes the following components:


                                                1999           1998           1997
=========================================================================================
Currently payable (receivable)
  Federal                                   $   684,000    $      --      $ 1,151,000
  State and local                               121,000           --          107,000
  Benefit of operating loss carryforwards      (805,000)          --       (1,258,000)
-----------------------------------------------------------------------------------------
                                                   --             --             --
-----------------------------------------------------------------------------------------
Deferred
  Federal                                         9,000        103,000          7,000
  State and local                                (9,000)      (103,000)        (7,000)
                                            $      --      $      --      $      --
=========================================================================================

         The following is a reconciliation between the statutory federal income tax rate and the effective rate shown above:

                                          1999    1998    1997
------------------------------------------------------------------
Computed provision (credit) for federal
  income taxes at the statutory rate       34%    (34%)    34%
State and local income taxes, net of
  federal income tax benefit                5%     (2%)    (6%)
Valuation allowance                       (61%)   (49%)   (43%)
Changes in estimates for deferred
  components, primarily net operating
  loss carryforward                         9%    (17%)   --
EPA fines                                  11%      2%    --
Other                                       2%      2%      3%
------------------------------------------------------------------
Effective tax rate                        --      --      --
==================================================================

At year end the net deferred tax components consisted of the following:

                                                   1999           1998
--------------------------------------------------------------------------------
Deferred tax liabilities
  Tax depreciation over book depreciation   $(2,489,702)   $(2,879,393)
--------------------------------------------------------------------------------
  Other                                         (13,600)       (15,543)
--------------------------------------------------------------------------------
                                            $(2,503,302)   $(2,894,936)
================================================================================
Deferred tax assets:
  Asset impairment loss                     $   191,014    $   472,135
  Deferred compensation                         294,059        266,911
  Ohio EPA fine                                    --           96,118
  Inventory reserves                               --           36,977
  Other                                         209,277        232,050
  AMT credit carryforward                       131,115         89,855
  Tax credit carryforward                        42,019        142,215
  State deferred tax asset, net of
    federal benefit                              96,431        117,861
  Net operating loss carryforward             4,370,234      5,168,896
--------------------------------------------------------------------------------
                                              5,334,149      6,623,018
  Valuation allowance                        (2,830,847)    (3,728,082)
--------------------------------------------------------------------------------
                                            $ 2,503,302    $ 2,894,936
--------------------------------------------------------------------------------
Net deferred tax components                 $      --      $      --
================================================================================

         For tax reporting purposes, the Company has approximately $131,000 of alternative minimum tax (AMT) credits available for an indefinite period. The regular tax net operating loss of approximately $12,855,000 can be carried forward and used to reduce future taxable income in addition to tax credits of approximately $42,000, which can be carried forward through the following expiration dates:

                          Year                    Net Operating Losses                     Tax Credits
               ----------------------------------------------------------------------------------------------
                          2009                           $  5,390,000                       $    -
                          2010                              5,204,000                            -
                          2011                                612,000                         9,000
                          2012                                   -                           33,000
                          2013                              1,649,000                            -
               ----------------------------------------------------------------------------------------------
                                                          $12,855,000                       $42,000
               ==============================================================================================

         The valuation allowance, which decreased by approximately $897,000 in 1999, is required due to the uncertainty of realizing the net deferred tax asset through future operations.

(6)    MAJOR CUSTOMERS

         During 1999, 1998 and 1997, sales to three companies and their related subsidiaries and divisions approximated 57%, 54% and 51%, respectively, of the Company's net sales individually presented as follows:

                                  1999                   1998                   1997
                          --------------------------------------------------------------------
                                   30%                    26%                    27%
                                   15%                    14%                    13%
                                   12%                    14%                    11%
                          --------------------------------------------------------------------
                                   57%                    54%                    51%
                          ====================================================================

         In addition, the year end accounts receivable balances of these companies approximated 43%, 44%, and 43% of the Company's total accounts receivable balance at year end 1999, 1998, and 1997, respectively.

         The loss or substantial reduction of the business of any of the major customers would have a material adverse effect on the Company.

(7)    STOCK OPTIONS

         As of March 28, 1999, 88,500 of the authorized but unissued common shares were reserved for issuance to key employees and directors under the Company's qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant. To the extent not exercised, options will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three to five year period. A summary of the changes in the options outstanding during 1999, 1998, and 1997 is set forth below:

                                                                                                    Options Price
                                                            Number of         Weighted Average          Range
                                                              Shares           Exercise Price        (Per Share)
---------------------------------------------------------------------------------------------------------------------
Oustanding at March 31, 1996                                  312,800                   $6.82        $2.63-$11.00

  Granted                                                      42,500                    6.12           6.00-6.25

  Exercised                                                    (1,250)                   2.63                2.63

  Cancelled                                                    (5,000)                   9.25                9.25

  Expired                                                     (20,000)                  11.00               11.00
---------------------------------------------------------------------------------------------------------------------
Outstanding at March 30, 1997                                 329,050                   $6.47        $2.63-$11.00

  Granted                                                     150,000                    6.53           6.41-6.77

  Exercised                                                    (2,450)                   3.62           2.63-4.65

  Cancelled                                                  (228,050)                   6.79           2.63-9.25

  Expired                                                      (2,500)                   8.95           7.75-9.25
---------------------------------------------------------------------------------------------------------------------
Outstanding at March 29, 1998                                 246,050                   $6.18        $2.63-$11.00

  Granted                                                     261,675                    6.47           2.63-7.38

  Exercised                                                   (13,000)                   3.09           2.63-4.65
---------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT MARCH 28, 1999                                 494,725                   $6.42        $2.63-$11.00
=====================================================================================================================

         The following summarizes options outstanding and exercisable at March 28, 1999:

                                        Options Outstanding                              Options Exercisable
                        ----------------------------------------------------     ------------------------------------
                                            Weighted          Weighted                                 Weighted
                            Number          Average            Average                Number            Average
Range of                 Outstanding       Remaining          Exercise            Exercisable at       Exercise
Exercise Prices           at 3/28/99    Contractual Life        Price               at 3/28/99           Price
---------------------------------------------------------------------------------------------------------------------
$2.63 to $6.25              170,925           5.30              $5.26                 95,350             $4.91
$6.26 to $11.00             323,800           3.91              $7.03                223,800             $7.25
                        ---------------                                          -----------------
                            494,725                                                  319,150
                        ===============                                          =================

         The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 was $3.21, $3.27 and $3.17, respectively. The fair value of options at the date of grant was estimated using the binomial model with the following weighted average assumptions:

                                                         1999                   1998                   1997
---------------------------------------------------------------------------------------------------------------------
Expected life (years)                                     5.00                   5.00                  5.00
Interest rate                                             5.23%                  5.42%                 6.04%
Volatility                                               48.27%                 50.19%                51.71%
Dividend yield                                               0%                     0%                    0%

         Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                              1999                   1998                  1997
----------------------------------------------------------------------------------------------------------------------
Net income (loss) - as reported                            $1,483,852              $(4,070,994)          $1,627,158
Net income (loss) - pro forma                                 868,656              $(4,086,937)          $1,547,054
Net income (loss) per common and common
  equivalent share - as reported
     Basic                                                       $.53                   $(2.00)                $.63
     Diluted                                                     $.50                   $(2.00)                $.58
Net income (loss) per common and common
  equivalent share - pro forma
     Basic                                                       $.38                   $(2.01)                $.59
     Diluted                                                     $.30                   $(2.01)                $.55

(8)    NOTES RECEIVABLE

         The components of notes receivable are summarized as follows:

                                                                 1999                           1998
-----------------------------------------------------------------------------------------------------------------
Officer note established under the
  supplemental retirement program (Note 4(e))                  $100,000                     $  100,000
-----------------------------------------------------------------------------------------------------------------
Note receivable related to the sale of the
  previously owned Lockport facility,
  interest at 9%, payable in monthly
  installments through July 1999,
  secured by a mortgage on the property
  and personal guarantees                                      $ 52,943                     $ 172,222
-----------------------------------------------------------------------------------------------------------------
Less-current portion                                            (52,943)                     (129,709)
-----------------------------------------------------------------------------------------------------------------
                                                               $      -                     $  42,513
=================================================================================================================

 (9)  ACCOUNTS RECEIVABLE

         The Company values its trade accounts receivable on the reserve method. The following table summarizes the activity in the allowance for doubtful accounts for fiscal 1999, 1998 and 1997.

                                    1999         1998         1997
--------------------------------------------------------------------------------
Balance at beginning of year   $ 418,669    $  26,077    $  35,716
Provision                         76,051      555,840       58,654
Accounts written-off            (356,753)    (163,248)     (68,293)
--------------------------------------------------------------------------------
Balance at end of year         $ 137,967    $ 418,669    $  26,077
================================================================================

(10)  CAPITAL LEASE OBLIGATIONS

         The Company has entered into capital leases for certain equipment. The amount recorded for the equipment and related obligations under the capital leases amounted to $558,000 at year end 1998. The accumulated depreciation was $119,766 and $94,450 at year end 1999 and 1998, respectively.

         The following is a schedule of future annual minimum lease payments under the capital leases together with the present value of the net minimum lease payments, as of March 28, 1999:

                Total future minimum lease payments                                          $225,389
                  Less:  Interest                                                             (24,444)
                ----------------------------------------------------------------------------------------
                Present value of minimum lease payments                                        200,945
                  Less:  Current portion                                                      (115,153)
                ---------------------------------------------------------------------- -----------------
                                                                                             $  85,792
                ========================================================================================

         The following is a schedule of future annual minimum lease payments:

                                             2000                                $135,063
                                             2001                                  88,403
                                             2002                                   1,923
                                ----------------------------------------------------------
                                                                                 $225,389
                                ==========================================================

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

         The Company and Think are subject to a shareholders' agreement. Under the terms of the agreement, Think sells to LGSI any equipment it requires that is manufactured by Think at a price no greater than 80% of Think's normal wholesale price. During 1999, 1998 and 1997, LGSI purchased equipment and other items from Think totaling $62,558, $174,510 and $422,849, respectively. Additionally, a royalty of 5% of revenues from cylinders produced by LGSI has been paid by LGSI to Think beginning July 1, 1997. The parties may agree to dissolve LGSI upon either party providing 90 days written notice of its desire to do so.

         On May 14, 1999, the Company and Think Laboratories, Inc. (Think) entered into an agreement whereby the Company will purchase all of Think's equity interest in LGSI for $500,000. Think will continue to provide improvements and technology enhancements for the laser engraving process to the Company. The Company is required to make quarterly payments of $41,668 commencing July 1999 and continuing thereafter until the first business day of April 2002.

(12)      COMMITMENTS AND CONTINGENCIES

(a)   OPERATING LEASE AGREEMENTS
         The Company has various equipment, office and plant facility leases. Leases expire on various dates through August 2003. Rent expense during 1999, 1998 and 1997 was approximately $358,000, $451,000, and $256,000, respectively.

         The annual future minimum rental obligations as of March 28, 1999 are as follows:

                                              2000                              $303,000
                                              2001                               208,000
                                              2002                               139,000
                                              2003                                34,000
                                              2004                                11,000
                                ---------------------------------------------------------
                                              Total                             $695,000
                                =========================================================

(b)   ENVIRONMENTAL MATTERS
         During early January 1998, the Company discovered problems with the environmental permits relating to the operations of the two newly installed presses at the Scottsburg, Indiana plant. The Company promptly and appropriately notified the Indiana Department of Environmental Management (IDEM) and voluntarily halted production on the involved presses. The Company has successfully resolved the permitting issues with IDEM, but due to a period of non-compliance with required regulatory statues, the Company was assessed a civil penalty of up to $625,000. This amount has been recorded in full at March 28, 1999. The civil penalty may be reduced by up to $225,000 upon completion of 1 of 3 proposed Supplemental Environmental Projects (SEPs). Payment of this portion of the penalty will be contingent upon which SEP is chosen, if any, by the Company. The Company is still in the process of evaluating the proposed SEPs. The remainder of the civil penalty ($400,000) is due in quarterly installments of $33,000 through September 30, 2001.

         On March 8, 1999, the Company reached an agreement with the Director of the Ohio Environmental Protection Agency concerning certain alleged violations of environmental laws at the Company's Cincinnati facility which included a civil penalty of $100,000. The Company accrued and expensed the penalty as of March 29, 1998.

(c)   SALE/LEASEBACK OF SCOTTSBURG, INDIANA PLANT
     In February 1999, the Company entered into an agreement to sell its Scottsburg, Indiana plant to a third party for $1,900,000. The sale will occur upon completion of an approximately 56,000 square foot addition to the plant by the purchaser and is expected to take place during the second quarter of fiscal 2000. Concurrent with the sale, the Company will enter into a lease agreement with the third party to lease the plant for a period of 20 years. Monthly lease payments will be $46,200. The lease will be classified as a capital lease.

(d)  LITIGATION
         Litigation is instituted from time to time against the Company which involves routine matters incident to the Company's business. In the opinion of management, the ultimate disposition of pending litigation will not have a material adverse effect upon the Company's financial statements.

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

         In fiscal 1999, 1,324 shares of Series B Convertible Preferred Stock were converted into 13,240 shares of Common Stock.

         The Company is currently prohibited from paying all preferred dividends on its outstanding preferred stock under the terms of the credit agreement until certain performance covenants are met. The amount of accrued but unpaid preferred dividends was $345,034 at March 28, 1999. The credit agreement currently prohibits redemption of the preferred stock. Beginning in May 1999, the Company was allowed to pay $35,000 in dividends per quarter to the holders of preferred stock (representing approximately 50% of the required quarterly payment).

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Part III (except for certain information relating to Executive Officers included in Part 1) is omitted. The Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 28, 1999 a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

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

                  Consolidated Statements of Operations for the years ended March 28, 1999, March 29, 1998 and March 30, 1997.

                  Consolidated Balance Sheets as of March 28, 1999 and March 29, 1998.

                  Consolidated Statements of Shareholders' Investment for the years ended March 28, 1999, March 29, 1998 and March 30, 1997.

                  Consolidated Statements of Cash Flows for the years ended March 28, 1999, March 29, 1998 and March 30, 1997.

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

(a)(3)            List of Exhibits

  Exhibit                                                                                                        Filing
   Numbers                                          Description of Exhibit                                       Status
   -------                                          ----------------------                                       ------
3 (i)             Amended and Restated Articles of Incorporation                                                    a
3 (ii)            Amendment to Amended and Restated Articles of Incorporation                                       a
3 (iii)           Amended and Restated Code of Regulations                                                          b
  10.1            Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National                    c
                      Association covering $5,750,000 City of Scottsburg, Indiana Economic
                      Development Revenue Bonds
  10.2            Trust Indenture securing City of Scottsburg, Indiana Economic Development                         d
                      Revenue Series 1989 dated as of October 1, 1989
  10.3            Bond Purchase Agreement for $5,750,000 City of Scottsburg, Indiana Economic                       d
                      Development Revenue Bonds Series 1989
  10.4            Remarketing Agreement dated October 1, 1989 by and among                                          d
                      the Company, The Ohio Company and The PNC Bank (Formerly
                      The Central Trust Company, N.A).
  10.5            First Refusal Agreement among the Company's shareholders                                          b
  10.6            Loan Agreement between City of Scottsburg, Indiana and Multi-Color dated                          d
                      October 1, 1989 for $5,750,000
  10.7            Trust Indenture securing County of Boone, Kentucky Industrial Building Revenue Bonds,             d
                      Series 1989 dated as of December 1, 1989
  10.8            Loan Agreement between County of Boone, Kentucky and Multi-Color for $3,250,000                   d
                      dated as of December 1, 1989
  10.9            Remarketing Agreement dated as of December 1, 1989 by and                                         d
                      among the Company, The Ohio Company and The PNC Bank
                      (Formerly The Central Trust Company, N.A.)
  10.10           Remarketing Agreement dated October 1, 1989 by and among the Company, The Ohio                    d
                      Company and The PNC Bank (Formerly The Central Trust Company, N.A.)
  10.11           Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National                    c
                      Association covering $3,250,000 County of Boone, Kentucky Industrial Building
                      Revenue Bonds
  10.12           Bond Purchase Agreement for $3,250,000 County of Boone, Kentucky Industrial                       c
                      Building Revenue Bonds Series 1989
  10.14           Loan Agreement between the Company and City of Scottsburg, Indiana, dated                         e
                      as of April 1, 1997 for $3,000,000
  10.15           Third Amended and Restated Credit, Reimbursement and Security Agreement, original                 j
                      dated as of July 15, 1994, restated as of June 22, 1998 among Multi-Color Corporation and PNC Bank, National Association and Comerica Bank
  10.16           Amendment, Consent and Waiver Agreement dated April 16, 1999, original dated as of                f
                    July 15, 1994, restated as of June 22, 1998 among Multi-Color Corporation and PNC
                    Bank, National Association and Comerica Bank.
  10.17           Second Amendment to Credit Agreement dated May 1, 1999, original dated as of July 15,             f
                    1994, restated as of June 22, 1998, amended as of April 16, 1999 among Multi-Color
                    Corporation and PNC Bank, National Association and Comerica Bank

                                         MANAGEMENT CONTRACTS AND COMPENSATION PLANS
   10.18          1987 Stock Option Plan                                                                            b
   10.19          1992 Directors' Stock Option Plan                                                                 b
   10.20          Profit Sharing/401(k) Retirement Savings Plan and Trust                                           b
   10.21          Deferred Compensation Rabbi Trust Agreement                                                       a
   10.22          Multi-Color Employee Stock Purchase Plan as                                                       g
                      amended and restated dated March 4, 1992
   10.23          1997 Stock Option Plan                                                                            h
   10.24          1998 Non-Employee Director Stock Option Plan of Multi-Color Corporation                           i
   10.25          Employment Agreement entered into March 16, 1998 by and between the Company                       f
                    and Steven G. Mulch
   10.26          Employment Agreement entered into March 16, 1998 by and between the Company                       f
                    and Francis D. Gerace
   10.27          Amendment to Employment Agreement dated May 18, 1999, to employment agreement                     f
                    dated as of March 16, 1998 among Multi-Color Corporation and Francis D. Gerace
   10.28          Purchase Agreement to Sell dated February 26, 1999 by and between the                             f
                    Company and Indiana Properties, LLC

   27              Financial Data Schedule                          f



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

     i Filed with the Company's definitive Proxy Statement for the annual meeting held October 15, 1998.

     j Filed as an exhibit to the Form 10-K for the 1998 fiscal year and incorporated herein by reference.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MULTI-COLOR CORPORATION
Dated: June 24, 1999                            (Registrant)
      -------------------

                                                /s/ Francis D. Gerace
                                                --------------------------------
                                                Francis D. Gerace
                                                President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                  Name                                        Capacity                                  Date
/s/ Francis D. Gerace                                President and Director                     June 24, 1999
----------------------------------
Francis D. Gerace


/s/ William R. Cochran                               Vice President,                            June 24, 1999
----------------------------------                   Chief Financial Officer, Secretary
William R. Cochran                                   (Principal Financial Officer
                                                     and Principal Accounting
                                                     Officer)


/s/ Louis M. Perlman                                 Chairman of the                            June 24, 1999
----------------------------------                   Board of Directors
Louis M. Perlman


/s/ Gordon B. Bonfield                               Director                                   June 24, 1999
----------------------------------
Gordon B. Bonfield


/s/ Charles B. Connolly                              Director                                   June 24, 1999
----------------------------------
Charles B. Connolly


/s/ Lorrence T. Kellar                               Director                                   June 24, 1999
----------------------------------
Lorrence T. Kellar


/s/ Burton D. Morgan                                 Director                                   June 24, 1999
----------------------------------
Burton D. Morgan


/s/ David H. Pease, Jr.                              Director                                   June 24, 1999
----------------------------------
David H. Pease, Jr.