Form 10-Q
period 1999-06-30
MULTI COLOR CORP
filed 1999-08-06
CIK 819220

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999
               -------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period
         from                    to
               -----------------    --------------


                            Commission File #0-16148
                            ------------------------


                             Multi-Color Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             OHIO                                                31-1125853
             ----                                                ----------
(State or other jurisdiction of                                 IRS Employer
incorporation or organization)                               Identification No.)


            205 W. Fourth Street, Suite 1140, Cincinnati, Ohio 45202
            --------------------------------------------------------
                    (Address of principal executive offices)


                  Registrant's telephone number - 513/381-1480

                                   ----------

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

         Common shares, no par value - 2,305,460 (as of August 2, 1999)
         --------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements
----------------------------

                             MULTI-COLOR CORPORATION
                             -----------------------

                            Statements of Operations
                            (Prepared Without Audit)
                      (Thousands except per share amounts)

                                                                                         Thirteen Weeks Ended
                                                                                    ------------------------------
                                                                                    June 30, 1999    June 28, 1998
                                                                                    -------------    -------------
NET SALES                                                                              $14,079           $11,448

COST OF GOODS SOLD                                                                      11,959            10,132
                                                                                       -------           -------

Gross Profit                                                                             2,120             1,316

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                             1,012             1,002
                                                                                       -------           -------

Operating Income                                                                       $ 1,108           $   314

OTHER EXPENSE (INCOME)                                                                     (66)             (158)

INTEREST EXPENSE                                                                           260               280
                                                                                       -------           -------

Income Before Taxes and Cumulative Effect of a Change in Accounting Principle          $   914           $   192

Provision (Credit) for Taxes                                                                 0                 0
                                                                                       -------           -------

Income Before Cumulative Effect of a Change in Accounting Principle                    $   914           $   192

Cumulative Effect of Change in Accounting for Inventories, Net of Tax                       --              (224)
                                                                                       -------           -------

NET INCOME                                                                             $   914           $   416
                                                                                       =======           =======

PREFERRED STOCK DIVIDENDS                                                              $    68           $    70
                                                                                       =======           =======

NET EARNINGS PER SHARE COMMON SHARE
Basic earnings per share:
     Income before Cumulative Effect                                                   $  0.37           $  0.06
     Cumulative Effect of Change in Accounting for Inventories                         $    --           $  0.10
                                                                                       -------           -------
     Net Income                                                                        $  0.37           $  0.16
                                                                                       =======           =======

Diluted earnings per share:
     Income before Cumulative Effect                                                   $  0.31           $  0.07
     Cumulative Effect of Change in Accounting for Inventories                         $    --           $  0.08
                                                                                       -------           -------
     Net Income                                                                        $  0.31           $  0.15
                                                                                       =======           =======

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic                                                                                    2,305             2,182
                                                                                       =======           =======
Diluted                                                                                  2,972             2,869
                                                                                       =======           =======


The accompanying notes are an integral part of this financial information.

----------------------------------------

                             MULTI-COLOR CORPORATION
                                 Balance Sheets
                                   (Thousands)
                                     ASSETS
                                     ------

                                                                         June 30, 1999    March 28, 1999
                                                                         --------------   -----------------
                                                                                           (Derived from
                                                                           (Prepared      Audited Financial
                                                                         Without Audit)     Statements)
CURRENT ASSETS
     Cash and Cash Equivalents                                             $      6           $     10
     Accounts Receivable                                                      4,601              4,515
     Notes Receivable                                                            21                 53
     Inventories
       Raw Materials                                                            912                955
       Work in Progress                                                         656              1,098
       Finished Goods                                                         2,100              2,391
     Deferred Tax Benefit                                                       407                407
     Prepaid Expenses and Supplies                                              220                142
     Prepaid Income Taxes                                                        21                 21
                                                                           --------           --------
                  Total Current Assets                                     $  8,944           $  9,592
                                                                           --------           --------
SINKING FUND DEPOSITS                                                      $    280           $  2,284
                                                                           --------           --------
PROPERTY, PLANT, AND EQUIPMENT                                             $ 30,299           $ 29,809
ACCUMULATED DEPRECIATION                                                    (12,612)           (12,095)
                                                                           --------           --------
                                                                           $ 17,687           $ 17,714
                                                                           --------           --------
DEFERRED CHARGES, net                                                      $     82           $     91
                                                                           --------           --------
THINK LABORATORY GOODWILL                                                  $     77           $     --
                                                                           --------           --------
NOTES RECEIVABLE FROM OFFICERS/SHAREHOLDERS                                $    100           $    100
                                                                           --------           --------
                  TOTAL ASSETS                                             $ 27,170           $ 29,781
                                                                           ========           ========

                               LIABILITIES AND SHAREHOLDERS' INVESTMENT
                               ----------------------------------------

CURRENT LIABILITIES:
     Short-Term Debt                                                       $  2,918           $  3,254
     Current Portion of Long-term Debt                                          941              1,000
     Current Portion of Capital Lease Obligation                                198                115
     Accounts Payable                                                         2,917              4,589
     Accrued Expenses                                                         1,877              2,503
                                                                           --------           --------
                  Total Current Liabilities                                $  8,851           $ 11,461
                                                                           --------           --------
LONG-TERM DEBT, excluding current portion                                  $  9,967           $ 11,000
                                                                           --------           --------
CAPITAL LEASE OBLIGATION                                                   $    170           $     86
                                                                           --------           --------
DEFERRED TAXES                                                             $    407           $    408
                                                                           --------           --------
DEFERRED COMPENSATION                                                      $    676           $    447
                                                                           --------           --------
                  Total Liabilities                                        $ 20,071           $ 23,402
                                                                           --------           --------

MINORITY INTEREST                                                          $     --           $    369
                                                                           --------           --------

SHAREHOLDERS' INVESTMENT
     Preferred Stock Series B, no par value                                $    477           $    477
     Preferred Stock Series A, no par value                                   2,418              2,418
     Common Stock, no par value                                                 226                221
     Paid-in Capital                                                          9,617              9,379
     Accumulated Deficit                                                     (5,639)            (6,485)
                                                                           --------           --------
                   Total Shareholders' Investment                          $  7,099           $  6,010
                                                                           --------           --------
                   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT          $ 27,170           $ 29,781
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

----------------------------------------

                             MULTI-COLOR CORPORATION

                            Statements of Cash Flows
                            (Prepared Without Audit)
                                   (Thousands)

                                                                                  Thirteen Weeks Ended
                                                                            -------------------------------
                                                                            June 30, 1999     June 28, 1998
                                                                            -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income                                                             $   914           $   416
       Adjustments to reconcile net income to net
             cash provided by (used in) operating activities -
             Depreciation and amortization                                        520               498
             Minority interest in losses of subsidiary                             --               (13)
             Increase (decrease) in deferred compensation                        (257)               19
             Decrease in notes receivable                                          32                29
             Net decrease of accounts receivable,
               inventories and prepaid expenses and supplies                      368               543
             Net decrease in accounts payable,
               accrued liabilities, and preferred dividends                    (1,626)             (980)
                                                                              -------           -------
             Net cash provided by (used in) operating activities              $   (49)          $   512
                                                                              -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital Expenditures, net                                              $  (218)          $   (34)
       Restricted cash (IRB Proceeds)                                              --                23
       Proceeds from sale of property, plant and equipment                         --               904
       Think Laboratory Goodwill                                                  (77)
                                                                              -------           -------
                Net cash provided by (used in) investing activities           $  (295)          $   893
                                                                              -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease of revolving loan including,
                 non-current portion, net                                     $  (335)          $  (526)
       Preferred Stock Dividend Payments                                          (34)               --
       Sinking fund (payments) withdrawals                                      2,004              (770)
       Repayment of long-term debt, including current portion                  (1,367)               (8)
       Repayment of Capital Lease Obligations                                      72               (23)
       Capitalized Bank Fees                                                       --               (75)
                                                                              -------           -------
                Net cash provided by (used in) financing activities           $   340           $(1,402)
                                                                              -------           -------
                Net increase (decrease) in cash and cash equivalents          $    (4)          $     3
CASH AND CASH EQUIVALENTS, beginning of period                                $    10           $    12
                                                                              -------           -------
CASH AND CASH EQUIVALENTS, end of period                                      $     6           $    15
                                                                              -------           -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Interest paid                                                          $   260           $   280
                                                                              -------           -------
       Income Taxes paid                                                      $     0           $     0
                                                                              -------           -------

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

         The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

                                                       Quarter Ended                Quarter Ended
                                                       June 30, 1999                June 28, 1998
                                                  -----------------------      -----------------------
                                                                   Per                           Per
                                                                  Share                         Share
                                                   Shares        Amounts        Shares         Amounts
                                                  ---------      -------       ---------       -------
         Basic EPS before cumulative effect       2,305,460       $ .37        2,182,060       $ .06
         Cumulative effect of change in
            accounting for inventories            2,305,460          --        2,182,060       $ .10
         Effect of dilutive stock options            22,829          --           29,166          --
         Convertible shares                         644,180       $(.06)         657,420       $(.01)
         Diluted EPS                              2,972,469       $ .31        2,868,646       $ .15

         Preferred stock dividends of $68,445 and $69,852 for the quarters ended June 30, 1999 and June 28, 1998, respectively, have been deducted from the net income generated to arrive at the income available to common stockholders for the calculation of basic EPS.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations

Thirteen Weeks Ended June 30, 1999 Compared to the Thirteen Weeks Ended June 28, 1998

         Net sales increased $2,631,000, or 23%, in the first quarter as compared to the same quarter of the previous year. In-mold and cylinder sales increased 23% or approximately $2,300,000 over the same prior year quarter. The Company has confidence in the long-term growth of the in-mold label and rotogravure cylinder markets, which is supported by the expansion program in process at the Scottsburg label manufacturing facility.

         Gross profit increased $804,000 as compared to the same period in the prior year. The increase in gross profit was attributable to improved efficiencies and waste reduction realized at Scottsburg.

         Selling, general, and administrative expenses increased $10,000 as compared to the same prior year period. The increase was attributable to additional travel expenses and training programs.

         Other income decreased $92,000 compared to the same prior year period. The decrease was attributable to one time events in fiscal 1999.

         Interest expense decreased $20,000 as compared to the same period in the prior year and was the result of lower average borrowings against the short-term revolving credit line and reduction in long-term debt.

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

         The net income for the period was $914,000 ($.31 per share after the accrual of preferred stock dividends) as compared to net income of $416,000 ($.15 per share after payment of preferred stock dividends) in the same prior year period.

Liquidity and Capital Resources

         The Company is dependent on availability under its Revolving Credit Agreement, approximately $2,000,000 at June 30, 1999, and its operations to provide for cash needs. The Company entered into a new credit agreement with PNC Bank, Ohio, National Association and Comerica Bank on June 22, 1998 which is a restatement of its prior credit agreements. The earlier credit agreements were amended several times between 1994 and 1998 to reflect, among other things, the Company's inability to meet certain financial covenants, including cash flow coverage ratios, leverage ratios and current ratios, and to reflect equity infusions and changes in the Company's results of operations during that time period. The new credit agreement, which has been amended twice since June 22, 1998, provides for available borrowings under a revolving line of credit up to a maximum of $5,000,000, subject to certain borrowing base limitations. The new credit agreement also allows $3,500,000 of capital expenditures including an expansion program for a new facility in Scottsburg.

         Under the terms of the new credit agreement, the Company is subject to a number of financial covenants. Additionally, the Company is prohibited from paying deferred dividends on its outstanding preferred stock, is limited in its ability to pay current dividends on its outstanding preferred stock, and is limited in its ability to borrow other funds until certain performance criteria are met. The amount of accrued but unpaid preferred dividends was $333,849 at June 30, 1999.

         Through the first quarter of fiscal 2000 ended June 30, 1999, net cash used in operating activities was $(49,000) compared to net cash provided of $512,000 through the first quarter ended June 28, 1998. The decrease was primarily due to a decrease in accounts payable. Through the first quarter of fiscal 2000 ended June 30, 1999, net cash used in investing activities was ($295,000) compared to net cash provided of $893,000 through the first quarter of June 28, 1998. The decrease was due to the Company not selling any property in fiscal 2000. Through the first quarter of fiscal 2000 ended June 30, 1999, net cash provided by financing activities was $340,000 compared to net cash used in financing activities of $(1,402,000) through the first quarter ended June 28, 1998. The increase was primarily attributable to utilization of the sinking fund to retire long term indebtedness. The Company believes it has both sufficient short and long term liquidity financing. The Company had a positive working capital position of $93,000 at the end of the first quarter ended June 30, 1999 compared to a working capital deficit of $(1,869,000) at the end of the first quarter ended June 28, 1998. At June 30, 1999 the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

         During fiscal 2000, the Company has no scheduled material principal payments under any of its debt obligations. The Company expects during the second fiscal quarter to complete the sale and leaseback of its Scottsburg facility. The net proceeds from the sale, approximately $1,900,000, will be utilized to reduce long-term debt. Accordingly, debt service requirements representing sinking fund payments, for fiscal 2000 are expected to be approximately $850,000. The Company intends to make capital expenditures other than those in connection with any expansion of its Scottsburg facility of approximately $1,750,000 during fiscal 2000. The Company believes that cash flow from operations and availability under the revolving line of credit are sufficient to meet its capital requirements and debt service requirements for the next twelve months. From time to time the Company has reviewed potential acquisitions of businesses. While the Company has no present commitments to acquire any businesses, such an acquisition may require the Company to issue additional equity or incur additional debt.

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

         Costs: The total expected cost of the Company's Year 2000 compliance program is projected to be less then $300,000, consisting primarily of the installation of a new computer system and internal salaries, of which approximately $275,000 had been spent as of June 30, 1999. All costs are either capitalized or expensed as incurred. The Company expects funding for these costs to come from working capital.

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

         Statements concerning expected financial performance, on-going business strategies, and possible future action which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic conditions; the success of its significant customers; acceptance of new product offerings; changes in business strategy or plans; vendor and customer Year 2000 compliance; availability, terms and development of capital; availability of raw materials; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; competition; the ability to achieve cost reductions; and increases in general interest rates levels affecting the Company's interest costs. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           Part II. Other Information
                           --------------------------


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  List of Exhibits



        Exhibit Number                  Description
        --------------                  -----------

        27                       Financial Data Schedule


(b)     Reports on Form 8-K

                  Date                  Items              Financial Statements
                  ----                  -----              --------------------

            April 26, 1999                5                       None
            June 1, 1999                  5                       None

                                   Signatures
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Multi-Color Corporation
                                              (Registrant)




         Date: August 6, 1999                 By: /s/ WILLIAM R. COCHRAN
                                                  ------------------------------
                                                  William R. Cochran
                                                  Vice President, Chief
                                                  Financial Officer