Form 10-Q
period 1999-09-30
MULTI COLOR CORP
filed 1999-11-12
CIK 819220

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________to________________


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


            --------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes__X__  No____

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

        Common shares, no par value - 2,309,210 (as of October 29, 1999)
        ----------------------------------------------------------------

                                    FORM 10-Q
                                    CONTENTS


PART I - FINANCIAL INFORMATION (Unaudited)

                                                                                                        Page
                                                                                                        ----
Condensed Consolidated Balance Sheets at September 30, 1999 and March 28, 1999............................3

Condensed Consolidated Statements of Income for the Three Months
  Ended September 30, 1999 and the Thirteen Weeks Ended September 27, 1998................................4

Condensed Consolidated Statements of Income for the Six Months
  Ended September 30, 1999 and the Twenty Six Weeks Ended September 27, 1998..............................5

Condensed Consolidated Statements of Cash Flows for the Six Months
  Ended September 30, 1999 and Twenty Six Weeks Ended September 27, 1998..................................6

Notes to Condensed Consolidated Financial Statements......................................................7

Management's Discussion and Analysis of Financial Condition and Results of Operations.....................8


PART II - OTHER INFORMATION

Item 1:  Legal Proceedings...............................................................................12

Item 2:  Changes in Securities...........................................................................12

Item 3:  Defaults upon Senior Securities.................................................................12

Item 4:  Submission of Matters to a Vote of Security Holders.............................................12

Item 5:  Other Information...............................................................................12

Item 6:  Exhibits and Reports on Form 8-K................................................................12

Signature................................................................................................13

----------------------------------------

                             MULTI-COLOR CORPORATION
                                 Balance Sheets
                                   (Thousands)
                                     ASSETS


                                                                                       September 30, 1999    March 28, 1999
                                                                                       ------------------    --------------
                                                                                                             (Derived from
                                                                                           (Prepared        Audited Financial
                                                                                          Without Audit)       Statements)
CURRENT ASSETS
     Cash and Cash Equivalents                                                               $      4           $     10
     Accounts Receivable                                                                        4,588              4,515
     Notes Receivable                                                                              --                 53
     Inventories                                                                                3,518              4,444
     Deferred Tax Benefit                                                                         408                407
     Prepaid Expenses                                                                             203                163
                                                                                             --------           --------
                  Total Current Assets                                                          8,721              9,592
                                                                                             --------           --------
SINKING FUND DEPOSITS                                                                           2,382              2,284
                                                                                             --------           --------
PROPERTY, PLANT, AND EQUIPMENT                                                                 32,539             29,809
                                                                                             --------           --------
ACCUMULATED DEPRECIATION                                                                      (12,306)           (12,095)
                                                                                             --------           --------
NET PROPERTY, PLANT AND EQUIPMENT                                                              20,233             17,714
                                                                                             --------           --------
DEFERRED CHARGES, net                                                                              73                 91
                                                                                             --------           --------
GOODWILL                                                                                           75                 --
                                                                                             --------           --------
NOTES RECEIVABLE FROM OFFICERS/SHAREHOLDERS                                                        --                100
                                                                                             --------           --------
                  TOTAL ASSETS                                                               $ 31,484           $ 29,781
                                                                                             ========           ========

                                     LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Revolving Bank Loan                                                                     $  2,685           $  3,254
     Current Portion of Long-Term Debt                                                            800              1,000
     Current Portion of Capital Lease Obligation plus Other Long-Term Debt                        345                115
     Accounts Payable                                                                           3,248              4,589
     Accrued Expenses                                                                           1,510              2,503
                                                                                             --------           --------
                  Total Current Liabilities                                                     8,588             11,461
                                                                                             --------           --------
LONG-TERM DEBT                                                                                  9,700             11,000
                                                                                             --------           --------
CAPITAL LEASE OBLIGATION PLUS OTHER LONG-TERM DEBT                                              4,594                 86
                                                                                             --------           --------
DEFERRED TAXES                                                                                    408                408
                                                                                             --------           --------
DEFERRED COMPENSATION                                                                             381                447
                                                                                             --------           --------
                  Total Liabilities                                                            23,671             23,402
                                                                                             --------           --------

MINORITY INTEREST                                                                                  --                369
                                                                                             --------           --------

SHAREHOLDERS' INVESTMENT
     Preferred Stock Series B, no par value                                                       477                477
     Preferred Stock Series A, no par value                                                     2,418              2,418
     Common Stock, no par value                                                                   226                221
     Paid-in Capital                                                                            9,617              9,379
     Accumulated Deficit                                                                       (4,925)            (6,485)
                                                                                             --------           --------
                   Total Shareholders' Investment                                               7,813              6,010
                                                                                             --------           --------
                   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                            $ 31,484           $ 29,781
                                                                                             ========           ========


The accompanying notes are an integral part of this financial information.

                          PART 1. FINANCIAL INFORMATION

----------------------------------------

                             MULTI-COLOR CORPORATION

                            Statements of Operations
                            (Prepared Without Audit)
                      (Thousands except per share amounts)


                                                 Three Months Ended    Thirteen Weeks Ended
                                                 ------------------    --------------------
                                                 September 30, 1999     September 27, 1998
                                                 ------------------    --------------------
NET SALES                                             $ 12,497              $ 12,295

COST OF GOODS SOLD                                      10,568                10,469
                                                      --------              --------

Gross Profit                                             1,929                 1,826

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               845                 1,695
                                                      --------              --------

Operating Income                                         1,084                   131

OTHER EXPENSE (INCOME)                                      14                   126

INTEREST EXPENSE                                           268                   283
                                                      --------              --------

Income (loss) Before Taxes                                 802                  (278)

Provision for Taxes                                         19                    --
                                                      --------              --------

NET INCOME (LOSS)                                     $    783              $   (278)
                                                      ========              ========

PREFERRED STOCK DIVIDENDS                             $     68              $     68
                                                      ========              ========

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES         $    715              $    346
                                                      ========              ========
Basic earnings (loss) per share                       $   0.31              $  (0.15)
                                                      ========              ========
Diluted earnings (loss)  per share                    $   0.26              $  (0.15)
                                                      ========              ========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic                                                    2,305                 2,283
                                                      ========              ========
Diluted                                                  3,002                 2,283
                                                      ========              ========


The accompanying notes are an integral part of this financial information.

                          PART 1. FINANCIAL INFORMATION

                             MULTI-COLOR CORPORATION

                            Statements of Operations
                            (Prepared Without Audit)
                      (Thousands except per share amounts)


                                                                                  Six Months Ended         Twenty Six Weeks Ended
                                                                                  ------------------       ----------------------
                                                                                  September 30, 1999         September 27, 1998
                                                                                  ------------------       ----------------------

NET SALES                                                                             $ 26,576                    $ 23,743

COST OF GOODS SOLD                                                                      22,486                      20,601
                                                                                      --------                    --------

Gross Profit                                                                             4,090                       3,142

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                             1,857                       2,697
                                                                                      --------                    --------

Operating Income                                                                         2,233                         445

OTHER EXPENSE (INCOME)                                                                     (33)                        (32)

INTEREST EXPENSE                                                                           527                         563
                                                                                      --------                    --------

Income (loss) Before Taxes and Cumulative Effect of a
     Change in Accounting Principle                                                      1,739                         (86)

Provision for Taxes                                                                         42                          --
                                                                                      --------                    --------

Income (loss) Before Cumulative Effect of a Change in Accounting Principle               1,697                         (86)

Cumulative Effect of Change in Accounting for Inventories, Net of Tax                       --                        (224)
                                                                                      --------                    --------

NET INCOME                                                                            $  1,697                    $    138
                                                                                      ========                    ========

PREFERRED STOCK DIVIDENDS                                                             $    136                    $    138
                                                                                      ========                    ========

NET INCOME APPLICABLE TO COMMON SHARES                                                $  1,561                    $     --
                                                                                      ========                    ========
Basic earnings (loss) per share:
     Income (loss) before Cumulative Effect                                           $   0.68                    $  (0.10)
     Cumulative Effect of Change in Accounting for Inventories                              --                        0.10
                                                                                      --------                    --------
     Net Income (loss)                                                                $   0.68                    $   0.00
                                                                                      ========                    ========

Diluted earnings (loss) per share:
     Income (loss) before Cumulative Effect                                           $   0.57                    $  (0.08)
     Cumulative Effect of Change in Accounting for Inventories                              --                        0.08
                                                                                      --------                    --------
     Net Income (loss)                                                                $   0.57                    $   0.00
                                                                                      ========                    ========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic                                                                                    2,305                       2,232
                                                                                      ========                    ========
Diluted                                                                                  3,002                       2,232
                                                                                      ========                    ========


The accompanying notes are an integral part of this financial information.

                             MULTI-COLOR CORPORATION

                            Statements of Cash Flows
                            (Prepared Without Audit)
                                   (Thousands)


                                                                               Six Months Ended          Twenty Six Weeks Ended
                                                                              ------------------         ----------------------
                                                                              September 30, 1999           September 27, 1998
                                                                              ------------------         ----------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                             $  1,650                   $  2,022
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital Expenditures, net                                                          (926)                      (234)
       Acquisition of Business                                                             (77)                        --
       Restricted cash (IRB Proceeds)                                                       --                         23
       Proceeds from sale of property, plant and equipment                               1,875                        938
                                                                                      --------                   --------
                Net cash provided by investing activities                             $    872                   $    727
                                                                                      --------                   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease in Revolving Bank Loan                                                $   (569)                  $ (1,379)
       Payment of Preferred Stock Dividends                                               (482)                      (138)
       Sinking fund payments                                                               (98)                    (1,052)
       Proceeds from issuance of common stock                                               --                         13
       Repayment of long-term debt, including current portion, net                     ( 1,201)                       (13)
       Repayment of Capital Lease Obligations                                             (178)                       (49)
       Capitalized Bank Fees                                                                --                       (109)
                                                                                      --------                   --------
                Net cash used in financing activities                                 $ (2,528)                  $( 2,727)
                                                                                      --------                   --------
                Net increase (decrease) in cash and cash equivalents                  $     (6)                  $     22
CASH AND CASH EQUIVALENTS, beginning of period                                        $     10                   $     12
                                                                                      --------                   --------
CASH AND CASH EQUIVALENTS, end of period                                              $      4                   $     34
                                                                                      --------                   --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Interest paid                                                                  $    403                   $    468
                                                                                      --------                   --------
       Income Taxes paid                                                              $      -                   $      4
                                                                                      --------                   --------


The accompanying notes are an integral part of this financial information. SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES. An increase in property, plant and equipment and a corresponding capital lease obligation of $4,250,000 was incurred when the Company entered into a sale/leaseback transaction for the Scottsburg plant facility.

                             MULTI-COLOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Item 1.  Financial Statements (continued)
         --------------------------------

          1.      Basis of Presentation:

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

          2.      Net Income Per Share Data:

          The following is a reconciliation of the number of shares used in the basic Earnings Per Share ("EPS") and diluted EPS computations:


                                                        Three               Thirteen              Six              Twenty Six
                                                     Months Ended         Weeks Ended        Months Ended         Weeks Ended
                                                     September 30         September 27       September 30         September 27
                                                         1999                 1998               1999                 1998
                                                     ---------------------------------       ---------------------------------
          Basic EPS before cumulative effect          2,305,460            2,282,705           2,305,460           2,232,382
          Cumulative effect of change in
             accounting for inventories                       -                    -                   -           2,232,382
          Effect of dilutive stock options               52,182                    -              37,506                   -
          Convertible shares                            644,180                    -             644,180                   -
          Diluted EPS                                 3,002,822            2,282,705           2,987,146           2,232,382

          Preferred stock dividends of $68,445 for the quarters ended September 30, 1999 and September 27, 1998, have been deducted from the net income generated to arrive at the income available to common stockholders for the calculation of basic EPS.

          3.       Subsequent Event:

          On October 19, 1999 the Board of Directors approved the redemption of the Series A and Series B Preferred Shares outstanding. Each Series A Preferred Share is redeemable at $54.00 per share plus accrued dividends or may be converted into ten shares of the Company's Common Stock prior to redemption. Each Series B Preferred Share is redeemable at $43.20 per share plus accrued dividends or may be converted into ten shares of the Company's Common Stock prior to redemption. The Company's lenders have agreed in principle to expand Multi-Color's line of credit to enable the Company to borrow the funds necessary to redeem the Series A and Series B Preferred Shares not converted.

          4.       Inventories:

          Inventories are stated at the lower of cost (First-In-First-Out) or market and are comprised of the following:


                              September 30, 1999       March 31, 1999
                              ------------------       --------------

          Finished Goods          $1,747,000             $2,391,000
          Work in Process            875,000              1,098,000
          Raw Materials              896,000                955,000
                                  ----------             ----------
                                  $3,518,000             $4,444,000
                                  ==========             ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

Results of Operations

Three Months Ended September 30, 1999 Compared to the Thirteen Weeks Ended September 27, 1998

          Net sales increased $202,000, or 2%, in the second quarter as compared to the same quarter of the previous year. In-mold label and prime (paper) label sales accounted for the increase in sales.

          Gross profit increased $102,000 compared to the prior year quarter due to the increase in sales discussed above. In addition, gross profits improved compared to the prior year due to improved efficiencies and reductions in waste.

          Selling, general, and administrative ("SG&A") expenses decreased $850,000 as compared to the same prior year period. The decrease was due to inclusion in the prior year of a $726,000 charge for environmental and related matters. The remaining decrease of $124,000 is due to lower personnel and related costs.

          Other expense decreased $112,000 due to the expense in the prior year of $90,000 related to the sale of stock and issuance of stock options below fair market value.

          Interest expense decreased $15,000 as compared to the same period in the prior year and was the result of lower average borrowings.

          Net income for the period was $782,000 ($0.26 per diluted share) as compared to a net loss of $278,000 ($0.15 per diluted share) for the same period in the prior year as a result of higher sales and lower SG&A expenses.

Six Months Ended September 30, 1999 Compared to the Twenty Six Weeks Ended September 27, 1998

          Net sales increased $2.8 million or 12% in the first six months of fiscal 2000 compared to the same period of the prior year. Volume increases accounted for a 7% increase while new products, product mix changes and price increases accounted for a 5% increase in sales.

          Gross profit increased $948,000 or 30% over the comparable period in the prior year. The increase in gross profit was attributable to the sales increase, discussed above, as well as improved efficiencies and reductions in waste.

          Selling, general, and administrative expenses decreased $840,000 from the same period of the prior year. The prior year included a $726,000 charge for environmental and related charges. The remaining decrease is due to lower personnel and related costs.

          Other income was comparable to the same period of the prior year.

          Interest expense decreased $36,000 as compared to the same period in the prior year and was the result of lower average borrowings.

          Net income for the period was $1,697,000 ($0.57 per diluted share) as compared to net income of $138,000 ($0.00 per diluted share) in the same period of the prior year for the reasons discussed above.

Liquidity and Capital Resources

          The Company is dependent on availability under its Revolving Credit Agreement, approximately $2.7 million at September 30, 1999, and its operations to provide for cash needs. The Company has a credit agreement with PNC Bank, Ohio, National Association and Comerica Bank which expires July 31, 2000. The credit agreement provides for available borrowings under a revolving line of credit up to a maximum of $5,000,000, subject to certain borrowing base limitations. The credit agreement also allows $3,500,000 of capital expenditures, including the expansion of the new facility in Scottsburg, Indiana which was completed in September, 1999. Under the terms of the credit agreement, the Company is subject to financial covenants including cash flow coverage, leverage ratios and current ratios. Additionally, the Company is prohibited from paying dividends on its outstanding preferred stock if a specific leverage ratio is exceeded. Currently the Company is not prohibited from paying dividends on the preferred shares since its leverage ratio falls below the maximum. Preferred Stock dividends of $482,000 were paid during the six months ended September 30, 1999 including deferred dividends of $328,000.

          Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") was $3.3 million for the six months ended September 30, 1999, compared to $1.7 million for the same period in the prior year. This substantial increase in EBITDA was due to the significant earnings increase for the period.

          Through the first six months of fiscal 2000 ended September 30, 1999, net cash provided by operating activities was $1,650,000 compared to net cash provided by operating activities of $2,022,000 through the same period in the prior year. The decrease was primarily due to a reduction in accounts payable caused by accelerating payments to vendors to take advantage of discount terms. The Company had a positive working capital position of $133,000 at September 30, 1999, compared to a working capital deficit of $1,869,000 at September 27, 1998. At September 30, 1999, the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

          The Company completed the sale/leaseback of its facilities in Scottsburg, Indiana on September 13, 1999. The sales price was $1.9 million and resulted in no gain or loss. In connection with the transaction the Company recorded a $4.25 million capital lease asset and a corresponding capital lease obligation.

          The $1.9 million proceeds were deposited in the Sinking Fund to be used to pay down the Industrial Revenue Bonds in November, 1999.

          During fiscal 2000, the Company has no scheduled material principal payments under any of its debt obligations. Debt service requirements, representing sinking fund deposits for repayment of the IRB as required by the Company's loan agreement, for fiscal 2000 are expected to be approximately $850,000. The Company intends to make capital expenditures other than those in connection with the expansion of its Scottsburg facility of approximately $2,000,000 during fiscal 2000. The Company believes that cash flow from operations and availability under the revolving line of credit are sufficient to meet its capital requirements and debt service requirements for the next twelve months. From time to time the Company has reviewed potential acquisitions of businesses. While the Company has no present commitments to acquire any businesses, such an acquisition may require the Company to issue additional equity or incur additional debt.

          On October 19, 1999 the Board of Directors approved the redemption of the Series A and Series B Preferred Shares outstanding. Each Series A Preferred Share is redeemable at $54.00 per share plus accrued dividends or may be converted into ten shares of the Company's Common Stock prior to redemption. Each Series B Preferred Share is redeemable at $43.20 per share plus accrued dividends or may be converted into ten shares of the Company's Common Stock prior to redemption. The Company's lenders have agreed in principle to expand Multi-Color's line of credit to enable the Company to borrow the funds necessary to redeem the Series A and Series B Preferred Shares not converted.

Computer Systems - Year 2000 Impact

          State of Readiness: The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The program implementation involves employees from all areas of the Company. The Company believes it has identified all the systems which need testing, including, but not limited to, its traditional information systems, as well as those systems containing embedded chip technology, commonly found in the Company's presses and buildings and equipment connected with the buildings' infrastructure such as heating, refrigeration and air conditioning systems. The majority of testing to determine if the systems are Year 2000 compliant is complete. The majority of the remediation phase is complete and currently in use. The remainder of the remediation phase is projected to be completed by the end of November, 1999. In some cases, purchased software will be the basis for modifying non-compliant systems.

          Costs: The total expected cost of the Company's Year 2000 compliance program is projected to be less then $300,000, consisting primarily of the installation of a new computer system and internal salaries, of which approximately $275,000 had been spent as of September 30, 1999. All costs are either capitalized or expensed as incurred. The Company expects funding for the remaining costs to come from working capital.

          Risk: Although the full consequences are unknown, the failure of one of the Company's critical systems or the failure of an outside system, such as that of the Federal Reserve or electrical utilities, may result in interruption of the Company's business which may result in a materially adverse effect on the operations or financial condition of the Company. With particular respect to raw materials purchased for processing from the Company's key vendors, the Company does not expect that any vendor's or small group of vendor's Year 2000 problems would have a long-term negative effect on the Company since the Company does not believe that any of its competitors would be in a position to sell competitive products either. Notwithstanding the foregoing, the loss of revenue for an extended period of time would likely have a materially adverse effect on the Company. The Company has contacted its significant customers and vendors with respect to their ability to comply with the Year 2000. Despite the relative lack of problems encountered in these discussions, the Company has no direct confirmation or control of Year 2000 remediation efforts by its customers and suppliers and therefore, there can be no assurance that system failures that cause materially adverse results to customers or vendors would not have an adverse effect on the Company. In addition, it is not possible to estimate the ultimate effect that significant customers and vendors Year 2000 readiness will have on the Company's operating results.

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

                           Part II. Other Information
                           --------------------------

      Item 1  Legal Proceedings - None

      Item 2  Changes in Securities - None

      Item 3  Defaults Upon Senior Securities - None

      Item 4 Submission of Matters to a Vote of Security Holders - The annual meeting of shareholders was held on August 19, 1999. At such meeting, the shareholders voted on the following items:

              1.     Election of the following directors:

                     Gordon B. Bonfield, 2,164,985 votes for and 28,093 withheld.

                     Charles B. Connolly, 2,153,935 votes for and 39,143 withheld.

                     Francis D. Gerace, 2,166,785 votes for and 26,293 withheld.

                     Lorrence T. Kellar, 2,166,785 votes for and 26,293 withheld.

                     Burton D. Morgan, 2,150,810 votes for and 42,268 withheld.

                     Louis M. Perlman, 2,012,085 votes for and 180,993 withheld.

              2. Approval of an amendment to the terms of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (1,408,373 votes for; 397,153 votes against; 4,395 abstentions)

              3. Approval of the Company's 1999 Long-Term Incentive Plan (1,159,077 votes for; 651,894 votes against; 5,700 abstentions)

              4. Ratification of the appointment of Grant Thornton LLP as the Company's independent public accountants for fiscal 2000. (2,189,128 votes for; 1,250 votes against; 2,700 abstentions)

              5. The shareholders did not approve the proposals to: (a) amend the Company's Articles of Incorporation, (563,366 votes for; 1,245,060 votes against; 8,245 abstentions) or
                     (b) amend the Company's Regulations (584,666 votes for; 1,217,210 votes against; and 8,045 abstentions)

      Item 5  Other Information- None

      Item 6  Exhibits and Reports on Form 8-K

               (a)  List of Exhibits

                    Exhibit Number 27 - Financial Data Schedule

               (b)  Reports on Form 8-K - None

                                    Signature
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Multi-Color Corporation
                                              (Registrant)




Date: November 12, 1999                       By:/s/ Dawn H. Bertsche
                                                 ------------------------------
                                                 Dawn H. Bertsche
                                                   Vice President-Finance,
                                                   Chief Financial Officer