Form 10-Q
period 1999-12-31
MULTI COLOR CORP
filed 2000-02-14
CIK 819220

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     December 31, 1999
                                       ----------------------

                              OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________to__________


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


                        ________________________________

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

        Common shares, no par value - 2,447,640 (as of February 7, 2000)
        ----------------------------------------------------------------

                                    FORM 10-Q
                                    CONTENTS


PART I - FINANCIAL INFORMATION (Unaudited)

                                                                            Page

Condensed Consolidated Balance Sheets at December 31, 1999 and
  March 28, 1999...............................................................3

Condensed Consolidated Statements of Income for the Three Months Ended
  December 31, 1999 and the Thirteen Weeks Ended December 27, 1998.............4

Condensed Consolidated Statements of Income for the Nine Months Ended
  December 31, 1999 and the Thirty-Nine Weeks Ended December 27, 1998..........5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
  December 31, 1999 and Thirty-Nine Weeks Ended December 27, 1998..............6

Notes to Condensed Consolidated Financial Statements...........................7

Management's Discussion and Analysis of Financial Condition and
  Results of Operations........................................................8


PART II - OTHER INFORMATION

Item 1:  Legal Proceedings....................................................12

Item 2:  Changes in Securities................................................12

Item 3:  Defaults upon Senior Securities......................................12

Item 4:  Submission of Matters to a Vote of Security Holders..................12

Item 5:  Other Information....................................................12

Item 6:  Exhibits and Reports on Form 8-K.....................................12

Signature.....................................................................13

----------------------------------------

                                                    MULTI-COLOR CORPORATION
                                                  Consolidated Balance Sheets
                                                          (Thousands)
                                                             ASSETS
                                                             ------


                                                                                   December 31, 1999         March 28, 1999
                                                                                  ------------------         --------------
                                                                                                             (Derived from
                                                                                       (Prepared            Audited Financial
                                                                                     Without Audit)            Statements)
CURRENT ASSETS
     Cash and Cash Equivalents                                                            $      3               $     10
     Accounts Receivable                                                                     3,856                  4,515
     Notes Receivable                                                                         --                       53
     Inventories                                                                             4,096                  4,444
     Deferred Tax Benefit                                                                      407                    407
     Prepaid Expenses                                                                           97                    163
                                                                                          --------               --------

                                Total Current Assets                                         8,459                  9,592
                                                                                          --------               --------

SINKING FUND DEPOSITS                                                                          224                  2,284
                                                                                          --------               --------

PROPERTY, PLANT, AND EQUIPMENT                                                              37,391                 29,809
                                                                                          --------               --------

ACCUMULATED DEPRECIATION                                                                   (12,840)               (12,095)
                                                                                          --------               --------

NET PROPERTY, PLANT AND EQUIPMENT                                                           24,551                 17,714
                                                                                          --------               --------

DEFERRED CHARGES, net                                                                           63                     91
                                                                                          --------               --------

GOODWILL                                                                                        73                   --
                                                                                          --------               --------

NOTES RECEIVABLE FROM OFFICERS/SHAREHOLDERS                                                   --                      100
                                                                                          --------               --------

                                TOTAL ASSETS                                              $ 33,370               $ 29,781
                                                                                          ========               ========


                                          LIABILITIES AND SHAREHOLDERS' INVESTMENT
                                          ----------------------------------------

CURRENT LIABILITIES
     Revolving Bank Loan                                                                  $  1,562               $  3,254
     Current Portion of Long-Term Debt                                                       2,054                  1,000
     Current Portion of Capital Lease Obligation and Other Long-Term Debt                      190                    115
     Accounts Payable                                                                        3,383                  4,589
     Accrued Expenses                                                                        1,881                  2,503
                                                                                          --------               --------

                                Total Current Liabilities                                    9,070                 11,461
                                                                                          --------               --------

LONG-TERM DEBT                                                                              13,210                 11,000
                                                                                          --------               --------

CAPITAL LEASE OBLIGATION AND OTHER LONG-TERM DEBT                                            4,325                     86
                                                                                          --------               --------

DEFERRED TAXES                                                                                 408                    408
                                                                                          --------               --------

DEFERRED COMPENSATION                                                                          375                    447
                                                                                          --------               --------

                                Total Liabilities                                           27,388                 23,402
                                                                                          --------               --------

MINORITY INTEREST                                                                             --                      369
                                                                                          --------               --------

SHAREHOLDERS' INVESTMENT
     Preferred Stock Series B, no par value                                                   --                      477
     Preferred Stock Series A, no par value                                                   --                    2,418
     Common Stock, no par value                                                                238                    221
     Paid-in Capital                                                                         9,688                  9,379
     Accumulated Deficit                                                                    (3,944)                (6,485)
                                                                                          --------               --------

                                Total Shareholders' Investment                               5,982                  6,010
                                                                                          --------               --------

                                TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT            $ 33,370               $ 29,781
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

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements
----------------------------

                             MULTI-COLOR CORPORATION
                             -----------------------

                       Consolidated Statements of Income
                            (Prepared Without Audit)
                      (Thousands except per share amounts)

                                                                           Three Months Ended         Thirteen Weeks Ended
                                                                            December 31, 1999           December 27, 1998
                                                                         ----------------------       --------------------

NET SALES                                                                           $ 12,795                  $ 12,897

COST OF GOODS SOLD                                                                    10,598                    10,925
                                                                                    --------                  --------

Gross Profit                                                                           2,197                     1,972

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                             839                     1,030
                                                                                    --------                  --------

Operating Income                                                                    $  1,358                  $    942

OTHER EXPENSE (INCOME)                                                                   (46)                     (111)

INTEREST EXPENSE                                                                         362                       295
                                                                                    --------                  --------

Income Before Taxes                                                                 $  1,042                  $    758

Provision for Taxes                                                                       22                      --
                                                                                    --------                  --------

NET INCOME                                                                          $  1,020                  $    758
                                                                                    ========                  ========

PREFERRED STOCK DIVIDENDS                                                           $     40                  $     68
                                                                                    ========                  ========

NET INCOME APPLICABLE TO COMMON SHARES                                              $    980                  $    690
                                                                                    ========                  ========

Basic earnings per share                                                            $   0.42                  $   0.30
                                                                                    ========                  ========

Diluted earnings per share                                                          $   0.37                  $   0.25
                                                                                    ========                  ========

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic                                                                                  2,360                     2,303
                                                                                    ========                  ========

Diluted                                                                                2,762                     2,995
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

                          PART 1. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements
----------------------------

                             MULTI-COLOR CORPORATION
                             -----------------------

                       Consolidated Statements of Income
                            (Prepared Without Audit)
                      (Thousands except per share amounts)

                                                                                  Nine Months Ended        Thirty-Nine Weeks Ended
                                                                                  December 31, 1999           December 27, 1998
                                                                                 -------------------       -----------------------

NET SALES                                                                              $ 39,372                   $ 36,640

COST OF GOODS SOLD                                                                       33,092                     31,526
                                                                                       --------                   --------

Gross Profit                                                                              6,280                      5,114

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                              2,690                      3,727
                                                                                       --------                   --------
Operating Income                                                                          3,590                      1,387

OTHER EXPENSE (INCOME)                                                                      (82)                      (144)

INTEREST EXPENSE                                                                            891                        858
                                                                                       --------                   --------

Income Before Taxes and Cumulative Effect of a                                            2,781                        673
     Change in Accounting Principle

Provision for Taxes                                                                          64                       --
                                                                                       --------                   --------

Income Before Cumulative Effect of a Change in Accounting Principle                       2,717                        673

Cumulative Effect of Change in Accounting for Inventories, Net of Tax                      --                          224
                                                                                       --------                   --------
NET INCOME                                                                             $  2,717                   $    897
                                                                                       ========                   ========

PREFERRED STOCK DIVIDENDS                                                              $    177                   $    207
                                                                                       ========                   ========

NET INCOME APPLICABLE TO COMMON SHARES                                                 $  2,540                   $    690
                                                                                       ========                   ========

Basic earnings per share:
     Income before Cumulative Effect                                                   $   1.09                   $   0.21
     Cumulative Effect of Change in Accounting for Inventories                         $   --                     $   0.10
                                                                                       --------                   --------
     Net Income                                                                        $   1.09                   $   0.31

Diluted earnings per common share
     Income before Cumulative Effect                                                   $   0.94                   $   0.21
     Cumulative Effect of Change in Accounting for Inventories                         $   --                     $   0.09
                                                                                       --------                   --------
     Net Income                                                                        $   0.94                   $   0.30

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic                                                                                     2,324                      2,256
                                                                                       ========                   ========
Diluted                                                                                   2,904                      2,411
                                                                                       ========                   ========


The accompanying notes are an integral part of this financial information.

----------------------------------------

                             MULTI-COLOR CORPORATION

                     Consolidated Statements of Cash Flows
                            (Prepared Without Audit)
                                   (Thousands)

                                                                                   Nine Months Ended      Thirty-Nine Weeks Ended
                                                                                   December 31, 1999         December 27, 1998
                                                                                 --------------------     ------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                $ 3,537                    $ 2,919
CASH FLOWS FROM INVESTING ACTIVITIES:
             Capital Expenditures, net                                                    (1,587)                      (475)
             Acquisitions                                                                  2,078                       --
             Restricted cash (IRB Proceeds)                                                 --                           23
             Proceeds from sale of property, plant and equipment                           1,875                        939
                                                                                         -------                    -------
                                 Net cash provided by investing activities                 2,366                        487
                                                                                         -------                    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Decrease in Revolving Bank Loan                                              (1,692)                    (1,669)
             Payment of Preferred Stock Dividends                                           (521)                      (207)
             Sinking fund payments                                                         2,060                     (1,372)
             Proceeds from issuance of common stock                                           23                         40
             Redemption of Preferred A stock                                              (2,835)                      --
             Additions to long-term debt                                                   3,477                       --
             Repayment of long-term debt, including current portion, net                  (6,267)                       (19)
             Repayment of Capital Lease Obligations                                         (155)                       (69)
             Capitalized Bank Fees                                                          --                         (109)
                                                                                         -------                    -------

                                Net cash used in financing activities                     (5,910)                    (3,405)
                                                                                         -------                    -------
                                Net increase (decrease) in cash and cash
                                equivalents                                                   (7)                         1
CASH AND CASH EQUIVALENTS, beginning of period                                                10                         12
                                                                                         -------                    -------

CASH AND CASH EQUIVALENTS, end of period                                                 $     3                    $    13
                                                                                         =======                    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
             Interest paid                                                               $   891                    $   858
             Income taxes paid                                                                64                          4

SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITIES:
 Increase in fixed assets and capital lease obligation due to a sale/
  leaseback transaction for the Scottsburg facility                                        4,250                       --
 Increase in common stock and paid in capital due to the conversion
  of Preferred A stock to common                                                             477                       --
 Acquisitions accountanted for as a purchase:
  Fair value of assets acquired                                                            4,407                       --
  Less: Liabilities assumed                                                                6,485                       --
                                                                                         -------                    -------
 Net Cash Received                                                                       $ 2,078                       --
                                                                                         =======                    =======

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

         Effective March 30, 1998, the Company elected to change its method of inventory valuation to encompass a more complete absorption of overhead costs in inventory. The Company believes the new method is preferable for matching the full cost of the inventory with the revenues generated. The cumulative effect of this accounting change as of March 30, 1998 was to increase income $224,000 ($.09 per diluted common share) and has been separately identified on the Statement of Operations for the thirty-nine weeks ended December 27, 1998.

         2.       Net Income Per Share Data:

         The following is a reconciliation of the number of shares used in the basic Earnings Per Share ("EPS") and diluted EPS computations (shares in thousands):

                                                     Three           Thirteen           Nine             Thirty-Nine
                                                   Months Ended     Weeks Ended      Months Ended         Weeks Ended
                                                   December 31      December 27       December 31         December 27
                                                      1999             1998             1999                 1998
                                                 -------------------------------    ---------------------------------

         Basic EPS before cumulative effect          2,360              2,303          2,324                2,256
         Cumulative effect of change in
            accounting for inventories                --                 --             --                  2,256
         Effect of dilutive stock options               30                 48             27                   36
         Convertible shares                            372                644            553                  119
         Diluted EPS                                 2,762              2,995          2,904                2,411

         Preferred stock dividends of $39,686 and $68,445 for the quarters ended December 31, 1999 and December 31, 1998, respectively have been deducted from the net income generated to arrive at the income available to common stockholders for the calculation of basic EPS.

         3.       Preferred Stock Conversion:

         On October 19, 1999 the Board of Directors approved the redemption of the Series A and Series B Preferred Shares outstanding. The Series A Preferred Shares were redeemed as of November 22, 1999. Each Series A Preferred Share was redeemable at $54.00 per share plus accrued dividends. Each Series B Preferred Share was redeemable at $43.20 per share plus accrued dividends or was convertible into ten shares of the Company's Common Stock. The holders of the Series B Preferred Shares elected to convert to common shares.

         4.       Inventories:

         Inventories are stated at the lower of cost (First-In-First-Out) or market and are comprised of the following:

                                                        December 31, 1999            March 31, 1999
                                                       ------------------            --------------
           Finished Goods                                  $1,040,000                  $2,391,000
           Work in Process                                    480,000                   1,098,000
           Raw Materials                                    2,576,000                     955,000
                                                           ----------                  ----------
                                                           $4,096,000                  $4,444,000
                                                           ==========                  ==========

         5.       Acquisition:

         On December 16, 1999, the Company acquired the assets of Buriot International, Inc. ("Buriot") a Batavia, Ohio label printing company. The Company, through its wholly-owned subsidiary MCC-Batavia, LLC, paid a net purchase price of $4,095,000 which represents the assumption of $6,250,000 of industrial revenue bond debt and the release of cash collateral and related payments by Buriot's secured creditor of $2,155,000. In connection with the transaction PNC Bank National Association issued a stand-by letter of credit securing the industrial revenue bonds for the account of MCC-Batavia, LLC.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
         -----------------------------------------------------------------------

Results of Operations

Three Months Ended December 31, 1999 Compared to the Thirteen Weeks Ended December 27, 1998

         Net sales decreased $102,000, in the third quarter as compared to the same quarter of the previous year. Increased sales of labels for household products were offset by decreases in beverage label sales.

         Gross profit increased $225,000 compared to the prior year quarter due to improved manufacturing efficiencies, reductions in waste and favorable product mix.

         Selling, general, and administrative ("SG&A") expenses decreased $191,000 as compared to the same prior year period due to lower personnel and related costs.

         Other income decreased $65,000 compared to the prior year which included non-recurring items such as a refund of worker's compensation premiums.

         Interest expense increased $67,000 as compared to the same period in the prior year due to increased debt borrowings as a result of debt assumed in the acquisition and the term loan entered into in order to redeem the Preferred A Shares.

         Net income for the period was $1,020,000 ($0.37 per diluted share) as compared to net income of $758,000 ($0.25 per diluted share) for the same period in the prior year as a result of higher profit margins and lower SG&A expenses.

Nine Months Ended December 31, 1999 Compared to the Thirty-Nine Weeks Ended December 27, 1998

         Net sales increased $2.7 million or 7% in the first nine months of fiscal 2000 compared to the same period of the prior year. Volume increases accounted for a $2.3 million of the increase while new products, product mix changes and price increases accounted for the remaining $.4 million.

         Gross profit increased $1,166,000 or 23% over the comparable period in the prior year. The increase in gross profit was attributable to the sales increase, discussed above, as well as improved manufacturing efficiencies and reductions in waste.

         Selling, general, and administrative expenses decreased $1,037,000 from the same period of the prior year. The prior year included a $726,000 charge for environmental and related charges. The remaining decrease is due to lower personnel and related costs.

         Other income decreased $62,000 compared to the prior year which included non-recurring items such as a refund of worker's compensation premiums.

         Interest expense increased $33,000 as compared to the same period in the prior year as a result of debt assumed in the acquisition and the term loan entered into in order to redeem the Preferred A Shares.

         Net income for the period was $2,717,000 ($0.94 per diluted share) as compared to net income of $897,000 ($0.30 per diluted share) in the same period of the prior year for the reasons discussed above.

Liquidity and Capital Resources

          The Company is dependent on availability under its Revolving Credit Agreement, approximately $1.6 million at December 31, 1999, and its operations to provide for cash needs. The Company has a credit agreement with PNC Bank, Ohio, National Association and Comerica Bank which expires July 31, 2000. The credit agreement provides for available borrowings under a revolving line of credit up to a maximum of $5,000,000, subject to certain borrowing base limitations. The credit agreement also allows $3,500,000 of capital expenditures, including the expansion of the new facility in Scottsburg, Indiana which was completed in September, 1999. Under the terms of the credit agreement, the Company is subject to financial covenants including cash flow coverage, leverage ratios and current ratios. Additionally, the Company is prohibited from paying dividends on its outstanding preferred stock if a specific leverage ratio is exceeded. The Company was not prohibited from paying dividends on the preferred shares during the quarter since its leverage ratio falls below the maximum. Preferred stock dividends of $522,000 were paid during the nine months ended December 31, 1999 including deferred dividends of $328,000.

          Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") was $5.2 million for the nine months ended December 31, 1999, compared to $3.3 million for the same period in the prior year. This substantial increase in EBITDA was due to the significant earnings increase for the period.

          Through the first nine months of fiscal 2000 ended December 31, 1999, net cash provided by operating activities was $3,623,000 compared to net cash provided by operating activities of $2,920,000 through the same period in the prior year. The increase was due to the increase in earnings offset by a reduction in accounts payable caused by accelerating payments to vendors to take advantage of discount terms. The Company had a working capital deficit of $611,000 at December 31, 1999, compared to a working capital deficit of $1,869,000 at March 31, 1999. At December 31, 1999, the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

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

         On December 1, 1999 the Company entered into a term loan to redeem its Series A Preferred Stock. The principal amount was $2.8 million. During December, 1999 the Company paid down $2.2 million of the principal amount of the term loan from cash proceeds received in the acquisition discussed in Footnote 5. During fiscal 2000, the Company has no scheduled material principal payments under any of its debt obligations. Debt service requirements, representing sinking fund deposits for repayment of the IRB as required by the Company's loan agreement, for fiscal 2000 are expected to be approximately $850,000. The Company intends to make capital expenditures other than those in connection with the expansion of its Scottsburg facility of approximately $2,000,000 during fiscal 2000. The Company believes that cash flow from operations and availability under the revolving line of credit are sufficient to meet its capital requirements and debt service requirements for the next twelve months. From time to time the Company has reviewed potential acquisitions of businesses. While the Company has no present commitments to acquire any businesses, such an acquisition may require the Company to issue additional equity or incur additional debt.


Year 2000 Compliance

         The Company experienced no technology-related problems upon arrival of January 1, 2000, nor was there any disruption to the business. During the two-year period leading up to January 1, 2000, the Company implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications would function properly beyond 1999. The program was successfully completed during 1999. The total cost of the program was approximately $300,000 and consisted of the installation of a new computer system. The company will continue to monitor all critical systems for the appearance of delayed complications or disruptions, problems relating to the leap year, and problems encountered through suppliers, customers and other third parties with whom the Company deals. Although these and other unanticipated Year 2000 issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to anticipate the extent of impact at this time.

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

     Item 6  Exhibits and Reports on Form 8-K

              (a)  List of Exhibits
                    Exhibit Number 27 - Financial Data Schedule
              (b) Reports on Form 8-K - A Form 8-K was filed on December 30, 1999 which reported the acquisition of Assets of Buriot International, Inc.

                                    Signature


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Multi-Color Corporation
                                            (Registrant)




Date:    February 14, 2000                  By: /s/ Dawn H. Bertsche
                                               ---------------------
                                                  Dawn H. Bertsche
                                                   Vice President-Finance,
                                                    Chief Financial Officer