Form 10-K
period 2000-03-31
MULTI COLOR CORP
filed 2000-06-28
CIK 819220

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2000
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____________

                         Commission File Number 0-16148

                             MULTI-COLOR CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                                                31-1125853
-------------------------------------                                   -----------------------------------
(State or other jurisdiction of                                                  (I.R.S. Employer
Incorporation or Organization)                                                 Identification No.)


205 WEST FOURTH STREET, CINCINNATI, OHIO                                              45202
-----------------------------------------------------------             -----------------------------------
(Address of principal executive offices)                                            (Zip Code)

Registrant's telephone number, including area code:  (513) 381-1480

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of voting stock based on a closing price of $8.00 per share held by nonaffiliates of the registrant is $19,532,320 as of June 16, 2000.

As of June 16, 2000, 2,441,540 shares of common stock, no par value, were issued and outstanding.

                       INDEX TO ANNUAL REPORT ON FORM 10-K


PART I                                                                                                      Page

               Item 1     -        Business                                                                  2
               Item 2     -        Properties                                                                5
               Item 3     -        Legal Proceedings                                                         5
               Item 4     -        Submission of Matters to a Vote of Security Holders                       5

PART II
               Item 5     -        Market for the Registrant's Common Stock and Related Stockholder          6
                                   Matters
               Item 6     -        Selected Financial Data                                                   7
               Item 7     -        Management's Discussion and Analysis of Financial Condition and           8
                                   Results of Operations
               Item 7A    -        Quantitative and Qualitative Disclosures About Market Risk               10
               Item 8     -        Financial Statements and Supplementary Data                              10
               Item 9     -        Changes in and Disagreements with Accountants on Accounting and          26
                                   Financial Disclosure

PART III       Part III (except for certain  information  relating to  Executive  Officers  included in     26
               Part I) is  omitted.  The  Company  intends  to file with the  Securities  and  Exchange
               Commission  within  120 days of the close of the  fiscal  year  ended  March 31,  2000 a definitive  proxy statement  containing such  information  pursuant to Regulation 14A of the  Securities  Exchange  Act of 1934  and  such  information  shall  be  deemed  to be incorporated herein by reference from the date of filing such document.



PART IV
               Item 14    -        Exhibits, Financial Statement Schedules, and Reports on Form 8-K         26

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

         Statements concerning expected financial performance, on-going business strategies, and possible future action which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic conditions; the success of its significant customers; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms and development of capital; the ability to successfully integrate new acquisitions; availability of raw materials; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; competition; the ability to achieve cost reductions; and increases in general interest rate levels affecting the Company's interest costs. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
                                     ------
ITEM 1.  BUSINESS

GENERAL

         Multi-Color is a leading U.S. manufacturer of specialty labels for major global consumer-product companies for liquid detergents, laundry-care products, household cleaners, beverages and health and beauty aids. The Company offers in-mold labels (IML), specialty gravure-printed labels and recently began offering, through acquisitions completed in December 1999 and June 2000, pressure-sensitive and heat-shrink labels. In addition to the Company's label offerings, the Company also produces gravure cylinders for use in the Company's printing processes as well as for sale to outside customers.

         The Company believes that it is the world leader in producing IML labels, based on its share of the IML market. IML labels are complex and technologically demanding products. IML labels are labels that are affixed to blow-molded plastic containers as the containers are being molded. The finished IML product is a finely detailed, strikingly attractive label that performs consistently well for plastic container manufacturers and adds marketing value and product security for consumer product companies. The Company sells its labels in the United States, Mexico and South America. Multi-Color currently produces labels for approximately 40 customers.

         The Company's executive offices are located at 205 West Fourth Street, Cincinnati, Ohio 45202, and its telephone number is (513)381-1480. Unless the context otherwise requires, the "Company" and "Multi-Color" refer to Multi-Color Corporation.

PRODUCTS

         The Company's predecessors began producing paper labels in 1918 and the Company has maintained customer relationships that have existed since that time. Multi-Color provides printed labels to consumer product companies. These labels are used to wrap products or are affixed to finished product containers. The labels are printed for liquid detergents, laundry-care products, household cleaners, juices and health and beauty aids. The Company produces gift wrap as well and also sells unprinted substrates to other label printing companies.

In-Mold Labels (IML):
---------------------

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

         The in-mold label is a technologically demanding product. Each component of the label producing process, starting with subtrates (the base material for the label) and the laser-exposed gravure cylinder to the printing with up to eight colors - along with over-coats and adhesives - requires a special expertise for success. The Company believes that its strength lies in several areas, two of which are the substrates used in the printing process and the production of the gravure cylinder.

         Multi-Color has developed proprietary substrates that the Company uses in its printing process and also sell to other printers, both in the United States and abroad. There are several critical characteristics of a successful substrate. The material needs a proper coefficient of friction so that the finished label is easily and consistently picked up and applied to the blow-molded container. A second is the ability to hold the label's inks, including metallics and flourescents, overlay varnishes and adhesives. Still another, is the ability to lay smoothly, without wrinkle or bulge, when applied to a very hot, just molded plastic container that will quickly shrink, along with the label, as its temperature falls.

         Technology for the gravure cylinder is another key competitive advantage for the Company. At the Company's Laser Graphic Systems plant in Erlanger, Kentucky, the Company employs laser-exposing and chemical-engraving technology developed by Think Laboratories of Japan to produce gravure cylinders. Currently, Multi-Color is the only cylinder manufacturer in the United States with this technology. The Think process has several advantages. It is quicker and it is less costly than other engraving processes. Equally important, this technology creates cells with fineness of depth and surface size to eliminate the stairstep edges that have limited the application of gravure printing. It creates smooth and feathered patterns of color. It also gives clear definition to ever smaller type sizes required as companies add more information and more languages to their labels. The Company also uses a copper ballard shell technology that cuts cost and time from cylinder production.

Pressure-sensitive labels:
--------------------------

         In December 1999, Multi-Color began offering pressure-sensitive labels to customers in conjunction with the acquisition of Buriot International, Inc. ("Buriot"). In this acquisition, the Company acquired a two year old manufacturing facility which is equipped with an offset press and a flexographic press. Both presses are equipped with interstation ultraviolet (UV) drying equipment. The flexographic press is also equipped for hot foil stamping and rotary screen capabilities.

Heat-shrink labels:
-------------------

         In June 2000, Multi-Color began offering heat-shrink labels and tamper-evident bands in conjunction with the acquisition of Uniflex Corporation ("Uniflex"). In this acquisition, the Company acquired a manufacturing facility which is equipped with a gravure press and finishing equipment. Heat-shrink labels are form-fitting labels which can provide for 360 degree printing, enabling customers to cover the complete circumference of a bottle with colorful images.

         These acquisitions allow the Company to become a "one-stop-shop" for a customer's label requirements, offering a variety of label applications.

SALES AND MARKETING

         Multi-Color receives annual or quarterly requirements for labels from its customers and ships against orders received, except in certain cases where the Company has agreements with minimum purchase requirements.

         The Company's marketing efforts are directed toward obtaining new customers and increasing the Company's share of existing customers' overall label requirements by meeting their specialized and technical label needs. The Company's marketing strategy is to emphasize those sectors where Multi-Color's equipment and expertise distinguish the Company from other label producers. The Company maintains a marketing and technical support staff of 15 people who are responsible for developing innovative solutions, including new labels, for customers' label needs.

         Approximately 63% of the Company's total sales in fiscal 2000 were to three customers: The Procter & Gamble Company, 39% (divided among six product categories and three separate purchasing groups), Alvin Press, 13% (Alvin Press is a long-standing supplier to the Unilever Corporation) and Wm. Wrigley Jr. Company, 11%. The loss or substantial reduction of the business of any of the major customers in a particular year could have a material adverse effect on the Company.

ACQUISITIONS

         The Company is pursuing acquisitions in order to contribute to the Company's growth. The Company believes that acquisitions are one method of increasing its presence in existing markets, expanding into new markets, gaining new product offerings and improving operating efficiencies through economies of scale. The printing industry is highly fragmented and offers many opportunities for acquisitions. During fiscal 2000, the Company completed its first acquisition. In December 1999, the Company, through its wholly-owned subsidiary MCC-Batavia, LLC, acquired the assets of Buriot, a Batavia, Ohio label printing company. Total consideration consisted of the assumption of $6,250,000 of industrial revenue bond debt and the assumption of certain operating liabilities. Assets acquired included property, plant and equipment, inventory, accounts receivable and net cash of approximately $2,078,000.

         Recently, in June 2000, the Company completed its second acquisition. The Company, through its wholly owned subsidiary, MCC-Uniflex, LLC, acquired the assets and assumed certain liabilities of Uniflex Corporation, a heat-shrink label printing company with a production facility in Las Vegas, Nevada and offices in Anaheim Hills, California. Total consideration paid was $7,000,000 cash, less cash received of $800,000.

         The Company continually seeks to identify and evaluate potential acquisition candidates and from time to time, engages in discussions with such candidates. Presently management has not entered into any agreements relating to new acquisitions and future acquisitions may not occur.

PRINTING OPERATIONS

         Multi-Color's printing equipment consists of four gravure printing presses in its Scottsburg plant, an offset press and a flexographic press in its Batavia plant and a gravure printing press in its Las Vegas plant. All of the Company's presses are capable of multi-color, high-speed and high-quality graphic printing. The Company also has a wide variety of cutting and finishing equipment used to process printed material. The wide range of capabilities and versatility provided by the Company's equipment permits it to respond rapidly to changing customer needs, including the development of new products. The Company believes it has sufficient capacity to meet any expected growth of its products. At March 31, 2000 and March 28, 1999, the label backlog was approximately $2,300,000 and $3,000,000, respectively. All backlog is expected to be completed in the next fiscal year.

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

         The Company's emphasis is to develop and market new products for applications where superior technical characteristics are required. Multi-Color developed and is successfully marketing a range of plastic in-mold labels for applications in which plastic containers are subjected to more demanding physical requirements. Also, the Company works closely with container manufacturers developing improved label products that result in increased efficiencies and lower waste which translates to lower cost for its consumer products customers.

         Multi-Color's research and development expenditures totaled $320,000 in fiscal 2000, $340,000 in fiscal 1999 and $447,000 in fiscal 1998.

RAW MATERIALS

         Multi-Color purchases proprietary products from a number of printing suppliers which is common in the printing industry. To prevent potential disruptions to its manufacturing facilities, Multi-Color has developed relationships with more than one supply source for each of its critical raw materials. Additionally, its raw material suppliers are major corporations, each demonstrating successful historical performance. Although this should prevent any long term business interruption due to the inability of obtaining raw materials, there could be short term manufacturing disruptions during the customer qualification period for any new raw material source.

COMPETITION

         The Company has a large number of competitors in its traditional and pressure sensitive label business and three principal competitors in the in-mold label and substrate business. Some of these competitors in the traditional and pressure sensitive label business have greater financial and other resources than the Company. The three competitors in the in-mold label and substrate business are either private companies or subsidiaries of public companies and the Company cannot access the financial resources of these organizations. Multi-Color could be adversely affected should a competitor develop labels similar or technologically superior to the Company's in-mold label. Although price is an important competitive factor in the Company's business, the Company believes competition is principally dependent upon quality, service, and technical expertise and experience. Customer service, quality and qualification requirements present barriers to new entrants into Multi-Color's markets.

EMPLOYEES

         As of March 31, 2000, the Company had 277 employees. Multi-Color considers its labor relations to be good and has not experienced any work stoppages during the previous ten years.

REGULATION

         The Company operations are subject to regulation by federal and state environmental protection agencies. To insure ongoing compliance with federal and state environmental protection agency requirements, the Company implemented improved plans of control and environmental compliance procedures throughout fiscal 1999 and 2000. An outside environmental consultant was retained by the Company to monitor environmental compliance. Additionally, the Company made capital investments of approximately $659,000 during fiscal 2000 and 1999 to maintain compliance with federal and state environmental requirements and to improve its existing equipment as part of its ongoing environmental compliance strategy.

         The United States Food and Drug Administration regulates the raw materials used in labels for food products. These regulations apply to the consumer products companies for which Multi-Color produces labels. Multi-Color uses materials specified by the consumer products companies in producing labels for food products.

ITEM 2.  PROPERTIES

         Multi-Color operates four production facilities. The Scottsburg, Indiana plant has 112,300 square feet and is situated on 14 acres, 30 miles north of Louisville, Kentucky. The Erlanger, Kentucky facility, housing its Laser Graphic Systems division has approximately 12,000 square feet and is located on approximately 3 acres, 10 miles south of Cincinnati. The Batavia, Ohio plant has approximately 29,000 square feet and is situated on approximately 6 acres, 15 miles northeast of Cincinnati. The Las Vegas, Nevada plant has approximately 41,000 square feet and is located within a business park facility. The Company owns the real estate constituting the Erlanger and Batavia facilities. The Scottsburg plant is leased under a 20 year lease agreement. The Las Vegas plant is leased under an agreement expiring in 2003. The land and buildings of all the plant sites with the exception of the Las Vegas plant, are encumbered by mortgages in favor of the lenders under the Company's credit facility. The Company's executive offices are located at 205 West Fourth Street, Cincinnati, Ohio in approximately 5,000 square feet of leased office space. The Company's properties are in good condition, are well-maintained, and are adequate for the Company's intended uses. During April, 1998, the Company sold its 300,000 square foot building located in Cincinnati. The Company leased approximately 50,000 square feet of the Cincinnati plant for warehouse purposes until March 28, 1999.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None during the fourth quarter of the fiscal year ending March 31, 2000.

         EXECUTIVE OFFICERS

         Francis D. Gerace, 47, was promoted to President and appointed a Director on May 18, 1999 and was elected Chief Executive Officer in August, 1999. Prior to that time Mr. Gerace served as the Company's Vice President of Operations from April 1998 to May 1999. Mr. Gerace held various operating positions and was Director of Strategic Business Systems for Fort James Corporation's Packaging Business from 1993 to 1998. From 1974 to 1993, Mr. Gerace held various general management positions with Conagra, Inc. and Beatrice Foods Company.

         Steven G. Mulch, 50, was promoted to Senior Vice President of Sales and Marketing of the Company in April of 2000. He previously held the position of Vice President of Corporate Sales and business Development with the company from April 1998 to April 2000. Prior to joining Multi-Color, Mr. Mulch was Vice President and General Manager of a four plant division of Fort James Corporation's Packaging Business from 1991 to 1998. From 1972 to 1991, Mr. Mulch held various positions with Tenneco, Inc. including general manager of the offset carton converting plant in Grand Rapids, Michigan.

         Dawn H. Bertsche, 43, was appointed Vice President of Finance, Chief Financial Officer and Secretary of the Company in August 1999. Prior to joining Multi-Color, Ms. Bertsche was Chief Financial Officer for Hill Top Research, Inc from 1997 to 1999 and held the position of Vice President and Controller and other financial positions, for Clopay Corporation from 1987 to 1997. From 1977 to 1987, Ms. Bertsche held various financial management positions with LSI Lighting Systems, Inc. and Price Waterhouse.

         John R. Voelker, 57, was appointed Vice President of Sales and Marketing of the Company in June of 1995. Prior to that time Mr. Voelker served as the Company's Vice President National Accounts from 1992 to 1995 and Vice President Multi-Color Graphics from 1989 to 1992.

         Thomas J. Vogt, 51, was appointed Vice President of Specialty Labels in December of 1999. Prior to joining Multi-Color, Mr. Vogt was Vice President of Sales at Gar Doc, Inc. from 1994 to 1999. From 1970 to 1994, Mr. Vogt held various officer and stock ownership positions in companies that he formed in the color separation, computer design and label printing industries.

         John P. McKeough, 33, was promoted to Vice President of Operations in June, 2000. Prior to that time he served as Plant Manager of the Company's Scottsburg, Indiana facility. Before joining the Company, he held various production management positions at Fort James Corporation's Packaging Business from 1992 to 1999.

         M. John Yamasaki, 58, was appointed Vice President of Sales and Product Development, Heat-Shrink Labels in June, 2000. Prior to joining Multi-Color, he was Chief Executive Officer for Uniflex Corporation from 1987 to 2000.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's shares trade in the over-the-counter market under the NASDAQ-NMS symbol LABL. The following table sets forth the high and low sales prices of the Company's common stock ("Common Stock") as reported in the NASDAQ National Market System during fiscal year 1999 and 2000. The Company's stock is thinly traded. Accordingly, the prices below may not be indicative of prices at which a large number of shares can be traded or reflective of prices that would prevail in a more active market.

                                                                              High             Low
                                                                              ----             ---

        March 30, 1998 to June 28, 1998                                       $7.50           $6.25
        June 29, 1998 to September 27, 1998                                   $7.50           $5.38
        September 28, 1998 to December 27, 1998                               $7.63           $6.00
        December 28, 1998 to March 28, 1999                                   $7.75           $6.25

        March 29, 1999 to June 30, 1999                                       $6.88           $4.88
        July 1, 1999 to September 30, 1999                                    $8.13           $5.63
        October 1, 1999 to December 31, 1999                                  $7.00           $5.38
        January 1, 2000 to March 31, 2000                                     $7.50           $5.50

         As of June 16, 2000, there were approximately 410 shareholders of record of the Common Stock.

         Multi-Color currently intends to retain its earnings to fund the growth of its business and does not anticipate paying any cash dividends on Common Stock in the foreseeable future. The Company's financing agreements currently prohibit the payment of Common Stock cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       Fiscal Year Ended (1)
                                                 -------------------------------------------------------------------
                                                    MARCH 31      March 28     March 29     March 30      March 31
                                                 -------------------------------------------------------------------
                                                    2000 (3)        1999        1998 (2)       1997         1996
--------------------------------------------------------------------------------------------------------------------
                                                                 (In thousands, except per share amounts)

Net sales                                         $ 53,331      $ 49,786      $ 47,576      $ 48,143     $ 55,375
Gross profit                                         9,014         6,929         4,840         8,267        8,508
Operating income (loss)                              4,280         2,165        (2,455)        2,579        2,631
Income (loss) before Cumulative effect of
  a change in accounting Principle                   5,626         1,259        (4,071)        1,627        1,191
Cumulative effect of a change in accounting
  Principle                                           --             224          --            --           --
Net Income (loss)                                    5,626         1,484        (4,071)        1,627        1,191
Diluted earnings (loss) per share                     2.01          0.50          2.00)         0.58         0.55
Weighted average shares outstanding - diluted        2,804         2,949         2,172         2,821        2,178
Preferred dividends                                    177           275           279           261         --
Working Capital                                       (281)       (1,869)       (1,827)          661           (3)
Total assets                                        37,151        29,781        30,854        28,487       30,454
Short-term debt                                      5,143         4,369         4,782         3,411        2,902
Long-term debt                                      17,292        11,086        11,208         9,902       14,873
Shareholders' investment                             9,136         6,010         4,665         8,907        4,920
--------------------------------------------------------------------------------------------------------------------

(1) Multi-Color maintained a fiscal year of 52 or 53 weeks beginning on the Monday nearest to March 31 through March 28, 1999. Beginning with fiscal 2000, the Company now ends all fiscal years on March 31.
(2) Fiscal 1998 results include a restructuring charge of $315, a write down of $438 on certain property, and a $668 loss on sale of assets.
(3) Fiscal 2000 results include a write down of $779 on certain property and a tax benefit of $2,553.

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

                                                                                                    Percentage of Net Sales
                                                                                            --------------------------------------
                                                                                               2000          1999          1998
----------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                                     100.0%        100.0%        100.0%
Cost of Goods Sold                                                                             83.1%         86.1%         89.8%
----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                                                   16.9%         13.9%         10.2%
Selling, General & Administrative Expenses                                                      7.4%          9.6%         13.8%
Restructuring Charge                                                                           --            --              .7%
Impairment Loss on Long-Lived Assets                                                            1.5%         --             1.0%
----------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                                         8.0%          4.3%         (5.3%)
Interest Expense                                                                                2.4%          2.2%          2.1%
Other                                                                                           (.2%)         (.4%)         1.2%
----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes and Cumulative Effect of a Change in Accounting Principle     5.8%          2.5%         (8.6%)
Income taxes (benefit)                                                                         (4.8%)        --            --
----------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Before Cumulative Effect of a Change in Accounting Principle                 10.6%          2.5%         (8.6%)
Cumulative Effect of Change in Accounting for Inventories, Net of Tax                          --             (.5%)        --
----------------------------------------------------------------------------------------------------------------------------------
Net income (Loss)                                                                              10.6%          3.0%         (8.6%)
==================================================================================================================================

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2000 AND MARCH 28, 1999

         Net sales increased $3,545,514 or 7.1% to $53,331,400 in 2000 from
$49,785,886 in 1999. The increase in net sales is attributed to an increase in in-mold sales of 7% as well as the acquisition of Buriot in December 1999. Net sales related to the acquisition were approximately $1.4 million for 2000. The Company has been focusing efforts on growing the in-mold label sales while exiting the prime label sales. Prime label sales tend to be a commodity and price intensive sale while in-mold label sales, although price sensitive, involve a much higher degree of technically demanding applications.

         Gross profit increased $2,085,013 or 30.1% to $9,014,099 in 2000 from $6,929,086 in 1999. In 2000, gross profit as a percentage of sales was 16.9% as compared to 13.9% in 1999. The increased margins are a direct result of the Company increasing its efficiencies in the production process. By following strict process plans of control, the Company has been able to reduce waste, increase press utilization and reduce raw material costs. Also, during 2000, a 61,000 square foot expansion was completed at the Company's Scottsburg plant. This expansion enabled the Company to locate all of the Scottsburg plant operations in one location. Previously, the Scottsburg location had to rent additional space at other warehouses in order to provide adequate space for all operations and inventory at Scottsburg.

         Selling, general and administrative expenses decreased $809,640 or 17.0% to $3,954,672 in 2000 from $4,764,312 in 1999. Expenses as a percentage of sales have decreased to 7.4% in 2000 from 9.6% in 1999. In 1999, the penalty incurred by the Company from the Indiana Department of Environmental Management ("IDEM") of $625,000 was expensed. In 2000, due to the completion of certain capital projects, the penalty was reduced by $225,000. This amount reduced selling, general and administrative costs in 2000.

         The Company recorded an impairment loss of $779,024 in fiscal 2000 on a press located in the Scottsburg plant. This press is an older press and not as technologically advanced as the other three presses located at the Scottsburg plant. This press will have limited future use as the Company continues to exit the prime label sales market.

         Interest expense increased $178,647 or 15.9% to $1,300,212 in 2000 from $1,121,565 in 1999. The increase in interest expense is caused by the rise during the year in interest rates as well as the Company assuming additional long term debt in the acquisition of Buriot.

         An income tax benefit of $2,553,129 was recorded in 2000 as the Company is now able to record the benefit of tax loss carryforwards. Previously, due to the Company's history of net income and losses, a valuation allowance was required to be recorded against the tax loss carryforwards and other deferred tax assets. Currently, based on the Company's history of profitability and other factors, including the Company's belief that it is more likely than not that the net operating loss carryforwards will be recognized in full, a valuation allowance is no longer required.

COMPARISON OF FISCAL YEARS ENDED MARCH 28, 1999 AND MARCH 29, 1998

         Net sales increased $2,210,000, or 4.6%, to $49,785,886 in 1999 from
$47,575,608 in 1998. In-mold and cylinder sales increased 6.4% or approximately $2,600,000 over 1998 levels. The Company has confidence in the long-term growth of the in-mold label and rotogravure cylinder markets, which is supported by the expansion program in process at the Scottsburg label manufacturing facility.

         Gross profit increased $2,089,000, or 43.2%, to $6,929,086 in 1999 from
$4,840,344 in 1998. Gross profit as a percentage of sales rose to 13.9% in 1999 from 10.2% in 1998. The increase in gross profit was primarily attributable to improved efficiencies and waste reduction realized at the Scottsburg facility during fiscal 1999 offset by the reclassification of plant administration expenses ($900,000), to cost of goods sold and higher cost product produced in the fiscal 1998 fourth quarter and sold in the first quarter of fiscal 1999.

         Selling, general, and administrative expenses decreased $1,778,000 to $4,764,312 in 1999 from $6,542,759 in 1998. The decrease in selling, general and administrative expenses is primarily due to the previously mentioned reclassification of plant administrative expenses ($900,000) to cost of goods sold, cost reductions made in administrative overhead, and expense control offset in part by the Company changing its accrual for environmental matters. As previously disclosed, the Company voluntarily notified officials in Indiana that environmental compliance issues existed at the Scottsburg plant. The Company subsequently announced that IDEM had made an initial proposal for an administrative settlement to resolve the compliance issues which included a settlement of claims for penalties in the amount of $1,277,000 and associated costs. The Company reached an agreement with IDEM to resolve these matters during the fiscal 1999 second quarter. In light of those developments and certain developments in Ohio at that time, the Company increased its environmental reserve by $544,000 during the fiscal 1999 second quarter.

         During 1998, the Company accrued a restructuring charge of $314,599 for the previously announced closing of the Cincinnati printing plant to handle severance and benefit obligations associated with the plant closing. There were no restructuring charges incurred in fiscal 2000.

         The 1998 impairment loss on long-lived assets represents the loss on sale of the Cincinnati plant which was completed two days subsequent to the end of the fiscal year on March 31, 1998. The amount shown represents the difference between the basis in the property and the selling price.

         Interest expense increased to $1,121,565 in 1999 from $1,032,579 in 1998 and was the result of higher average borrowings under the revolving credit line combined with higher average short-term rates.

         The Company recorded no amounts for income taxes in 1999 as it anticipates utilizing net operating loss carryforward benefits generated in prior periods. There is no net deferred tax balance.

         The Company recorded net income for 1999 of $1,484,000 or an increase of $5,555,000 from the net loss of $(4,071,000) in 1998, due to the factors discussed above.

Liquidity and Capital Resources

         Cash flows from operations were $4,271,661 in 2000 and $2,276,658 in 1999. The increase is attributable to an increase in net income offset by a reduction in accounts payable due to the Company utilizing more discount terms from vendors.

         Capital expenditures were $2,576,588 in 2000 and $1,416,128 in 1999. Capital expenditures were funded either through cash flow from operations or through the Company's revolving credit agreement. Capital expenditures relate primarily to new machinery installed at the Company's various plant locations and leasehold improvements at the Company's Scottsburg facility.

         Cash flows from investing activities were $933,125 in 2000 as compared to a cash use of $45,070 in 1999. The increase in 2000 is attributed to the acquisition of Buriot in December 1999.

         The Company is dependent on availability under its Revolving Credit Agreement, approximately $1,500,000 at March 31, 2000, and its operations to provide for cash needs. The Company entered into a credit agreement with PNC Bank, Ohio, National Association and Comerica Bank on June 22, 1998 which is a restatement of its prior credit agreements. The credit agreement, which has been amended several times, provides for available borrowings under a revolving line of credit up to a maximum of $5,000,000, subject to certain borrowing base limitations. Under the terms of the credit agreement, the Company is subject to a number of financial covenants. The financial covenants require the Company to maintain certain leverage, working capital and cash flow ratios.

         On June 5, 2000, the Company entered into a new credit agreement with PNC Bank and a new lender. The credit agreement provides for a revolving line of credit of up to $5,000,000 and an acquisition facility of up to $7,200,000. Terms and covenants are substantially the same as in prior agreements, however, interest rates are more favorable. The acquisition facility was utilized as of June 5, 2000 when the Company completed its acquisition of Uniflex.

         The Company believes that cash flow from operations and availability under the revolving line of credit are sufficient to meet its capital requirements and debt service requirements for fiscal 2001. From time to time the Company reviews potential acquisitions of businesses. While the Company has no present commitments to acquire any businesses, such an acquisition may require the Company to issue additional equity or incur additional debt.

Inflation

         The Company does not believe that its operations have been materially affected by inflation.

Impact of Year 2000

          The Company's Year 2000 compliance program was designed to ensure that the Company's computer systems and applications would function properly beyond 1999. As a result of this program, the Company experienced no significant problems affecting its business operations related to the Year 2000 issue. The Company does not expect any future problems arising from Year 2000 issues that would have a material impact on the Company's financial statements

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks from changes in interest rates and certain of its outstanding debt. The outstanding loan balance under the Company's bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Europe. Based on the last fiscal year's average outstanding debt, 100 basis point change in interest rate would change interest expense by approximately $166,000. The Company does not presently use financial or derivative instruments to manage its interest costs. The Company has minimal foreign exchange risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements and Financial Statement Schedules

                                    PART III
                                    --------

                        CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants..........................................11
Consolidated Statements of Operations for the years ended
     March 31, 2000, March 28, 1999 and March 29, 1998......................................12
Consolidated Balance Sheets as of March 31, 2000 and March 28, 1999.........................13
Consolidated Statements of Shareholders' Investment for the years ended
     March 31, 2000, March 28, 1999 and March 29, 1998......................................14
Consolidated Statements of Cash Flows for the years ended
     March 31, 2000, March 28, 1999 and March 29, 1998......................................15
Notes to Consolidated Financial Statements..................................................16

         All Financial Statement Schedules have been omitted because either they are not required or the information is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     To the Shareholders and Directors of Multi-Color Corporation:

         We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) as of March 31, 2000 and March 28, 1999, and the related consolidated statements of operations, shareholders' investment, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Color Corporation as of March 31, 2000 and March 28, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years then ended in conformity with generally accepted accounting principles.

Grant Thornton LLP

May 3, 2000, except for Note 16 as to which the date is June 5, 2000. Cincinnati, Ohio

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2000, March 28, 1999 and March 29, 1998

                                                                                     2000            1999            1998
--------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                        $ 53,331,400    $ 49,785,886    $ 47,575,608
Cost of goods sold                                                                 44,317,301      42,856,800      42,735,264
--------------------------------------------------------------------------------------------------------------------------------
     GROSS PROFIT                                                                   9,014,099       6,929,086       4,840,344
Selling, general and administrative expenses                                        3,954,672       4,764,312       6,542,759
Restructuring charge                                                                     --              --           314,599
Impairment loss on long-lived assets                                                  779,024            --           438,459
--------------------------------------------------------------------------------------------------------------------------------
     OPERATING INCOME (LOSS)                                                        4,280,403       2,164,774      (2,455,473)
Interest expense                                                                    1,300,212       1,121,565       1,032,579
Minority interest in losses of subsidiary                                                --           (33,385)        (84,889)
Other (income) expense, net (primarily loss on sale of assets in 1998)                (92,457)       (182,866)        667,831
--------------------------------------------------------------------------------------------------------------------------------
     INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN
       ACCOUNTING PRINCIPLE                                                         3,072,648       1,259,460      (4,070,994)
Income taxes (benefit)                                                             (2,553,129)           --              --
--------------------------------------------------------------------------------------------------------------------------------
     INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE     5,625,777       1,259,460      (4,070,994)
Cumulative Effect of Change in Accounting for Inventories, Net of Tax                    --          (224,392)           --
--------------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                                           $  5,625,777    $  1,483,852    $ (4,070,994)
================================================================================================================================
     Preferred stock dividends                                                   $    176,569    $    275,183    $    279,408
     Net income (loss) applicable to common shares:                              $  5,449,208    $  1,208,669    $ (4,350,402)
--------------------------------------------------------------------------------------------------------------------------------
Weighted average shares and equivalents outstanding:
     Basic                                                                          2,354,669       2,268,012       2,172,482
     Diluted                                                                        2,803,857       2,949,212       2,172,482
--------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share:
     Income (loss) before Cumulative Effect                                      $       2.31    $       0.43    $      (2.00)
     Cumulative Effect of Change in Accounting for Inventories                           --              0.10            --
--------------------------------------------------------------------------------------------------------------------------------
     Net Income (loss)                                                           $       2.31    $       0.53    $      (2.00)
Diluted earnings (loss) per common and common equivalent share:
     Income (loss) before Cumulative Effect                                      $       2.01    $       0.43    $      (2.00)
     Cumulative Effect of Change in Accounting for Inventories                           --              0.07            --
--------------------------------------------------------------------------------------------------------------------------------
     Net Income (loss)                                                           $       2.01    $       0.50    $      (2.00)
================================================================================================================================

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS

As of March 31, 2000 and March 28, 1999

                                                                                                 2000            1999
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash                                                                                    $      2,066    $      9,997
     Accounts receivable, net:
          Trade                                                                                 5,045,549       4,488,774
          Other                                                                                     5,000          25,777
     Note receivable                                                                                 --            52,943
     Inventories                                                                                4,720,982       4,443,871
     Deferred Tax Asset                                                                           447,772         407,603
     Prepaid expenses and other                                                                   102,213         162,593
-----------------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT ASSETS                                                                 10,323,582       9,591,558
Property, Plant and Equipment, net                                                             24,148,042      17,714,230
Sinking Fund Deposits                                                                             426,256       2,283,900
Deferred Charges, net                                                                              54,570          91,243
Goodwill                                                                                           70,855            --
Deferred Tax Asset                                                                              2,128,170            --
Note Receivable from Officer/Shareholder                                                             --           100,000
-----------------------------------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                                       $ 37,151,475    $ 29,780,931
=============================================================================================================================
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Short-term debt                                                                         $  3,455,412    $  3,253,730
     Current portion of long-term debt                                                          1,519,012       1,000,000
     Current portion of capital lease obligations                                                 168,972         115,153
     Accounts payable                                                                           3,650,083       4,589,053
     Accrued liabilities                                                                        1,811,048       2,503,080
-----------------------------------------------------------------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES                                                            10,604,527      11,461,016
Long-Term Debt                                                                                 12,996,608      11,000,000
Capital Lease Obligations                                                                       4,295,480          85,792
Deferred Income Taxes                                                                                --           407,603
Deferred Compensation                                                                             118,999         447,798
-----------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES                                                                    28,015,614      23,402,209
-----------------------------------------------------------------------------------------------------------------------------
Minority Interest                                                                                    --           368,302
Commitments and Contingencies                                                                        --              --
SHAREHOLDERS' INVESTMENT:
     Preferred stock, no par value; 1,000,000 shares authorized, 11,918 shares issued at March 28, 1999
          (aggregate liquidation preference of $476,706) Series B                                    --           476,706
          52,500 shares issued at March 28, 1999
          (aggregate liquidation preference of $2,625,000) Series A                                  --         2,418,303
     Common stock, no par value; 10,000,000 shares authorized, 2,447,640 and 2,208,300
          shares issued at March 31, 2000 and March 28, 1999, respectively                        244,764         220,830
     Paid-in capital                                                                            9,977,860       9,379,410
     Treasury stock, 8,000 shares at cost                                                         (51,142)           --
     Accumulated deficit                                                                       (1,035,621)     (6,484,829)
-----------------------------------------------------------------------------------------------------------------------------
          TOTAL SHAREHOLDERS' INVESTMENT                                                        9,135,861       6,010,420
-----------------------------------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                     $ 37,151,475    $ 29,780,931
=============================================================================================================================
THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

For the Years Ended March 31, 2000, March 28, 1999 and March 29, 1998


                                            Preferred Stock            Common Stock
                                     ------------------------------------------------------
                                        Number of                   Number of
                                         Shares                      Shares                       Paid-In      Accumulated
                                         Issued       Amount         Issued        Amount         Capital        Deficit
-----------------------------------------------------------------------------------------------------------------------------
MARCH 30, 1997                          65,742    $ 2,947,969      2,180,519    $   218,052    $ 9,174,645    $(3,343,096)
Net loss                                  --             --             --             --             --       (4,070,994)
Issuance and retirement
   of treasury stock                      --             --             (909)           (91)         8,691           --
Preferred dividends
   declared                               --             --             --             --             --         (279,408)
Issuance of common stock                  --             --            2,450            245          8,616           --
Change in additional
   pension liability                      --             --             --             --             --             --
-----------------------------------------------------------------------------------------------------------------------------
MARCH 29, 1998                          65,742    $ 2,947,969      2,182,060    $   218,206    $ 9,191,952    $(7,693,498)
Net income                                --             --             --             --             --        1,483,852
Preferred dividends declared              --             --             --             --             --         (275,183)
Issuance of common stock                  --             --           13,000          1,300         38,900           --
Issuance of stock options                 --             --             --             --           96,922           --
Conversion of preferred
  stock to common stock                 (1,324)       (52,960)        13,240          1,324         51,636           --
-----------------------------------------------------------------------------------------------------------------------------
MARCH 28, 1999                          64,418    $ 2,895,009      2,208,300    $   220,830    $ 9,379,410    $(6,484,829)
Net income                                --             --             --             --             --        5,625,777
Preferred dividends declared              --             --             --             --             --         (176,569)
Issuance of common stock                  --             --          120,160         12,016        550,359           --
Purchase of treasury stock                --             --             --             --             --             --
Conversion of preferred
  stock to common stock                (11,918)      (476,706)       119,180         11,918        464,788           --
Redemption of preferred
  stock                                (52,500)    (2,418,303)          --             --         (416,697)          --
-----------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2000                            --      $      --        2,447,640    $   244,764    $ 9,977,860    $(1,035,621)
=============================================================================================================================

                                           Additional
                                            Pension         Treasury
                                           Liability         Stock       Total
-----------------------------------------------------------------------------------
MARCH 30, 1997                           $   (45,682)   $   (45,000)   $ 8,906,888
Net loss                                        --             --       (4,070,994)
Issuance and retirement
   of treasury stock                            --           45,000         53,600
Preferred dividends
   Declared                                     --             --         (279,408)
Issuance of common stock                        --             --            8,861
Change in additional
   pension liability                          45,682           --           45,682
-----------------------------------------------------------------------------------
MARCH 29, 1998                           $      --      $      --      $ 4,664,629
Net income                                      --             --        1,483,852
Preferred dividends declared                    --             --         (275,183)
Issuance of common stock                        --             --           40,200
Issuance of stock options                       --             --           96,922
Conversion of preferred
  stock to common stock                         --             --             --
-----------------------------------------------------------------------------------
MARCH 28, 1999                           $      --      $      --      $ 6,010,420
Net income                                      --             --        5,625,777
Preferred dividends declared                    --             --         (176,569)
Issuance of common stock                        --             --          562,375
Purchase of treasury stock                      --          (51,142)       (51,142)
Conversion of preferred
  stock to common stock                         --             --             --
Redemption of preferred
  stock                                         --             --       (2,835,000)
-----------------------------------------------------------------------------------
MARCH 31, 2000                           $      --      $   (51,142)   $ 9,135,861
===================================================================================
THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2000, March 28, 1999 and March 29, 1998

                                                                                            2000           1999           1998
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     $ 5,625,777    $ 1,483,852    $(4,070,994)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
  Depreciation                                                                            2,109,751      1,845,535      1,995,528
  Amortization                                                                               43,115         32,575         38,000
  Minority interest in losses of subsidiary                                                    --          (33,385)       (84,889)
  Net loss on disposal of equipment                                                          40,016         10,401        546,358
  Increase in non-current deferred compensation                                             157,001         79,838        161,840
  Increase in non-current pension obligation, net of equity charge                             --             --           44,319
  Decrease in notes receivable                                                              152,943        119,279        109,048
  Net (increase) decease in accounts receivable                                            (385,998)       167,255     (1,432,639)
  Net (increase) decrease in inventories                                                   (213,438)       579,114         69,089
  Net (increase) decrease in prepaid expenses and other                                      60,380         31,949        (62,444)
  Net increase (decrease) in accounts payable                                              (938,970)    (2,379,142)     3,336,647
  Net increase (decrease) in accrued liabilities                                           (581,998)       339,387        215,111
  Net increase in deferred taxes                                                         (2,575,942)          --             --
  Impairment loss on long-lived assets                                                      779,024           --          438,459
-----------------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                             4,271,661      2,276,658      1,303,433
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                   (2,576,588)    (1,416,128)    (4,312,323)
  Acquisition of business                                                                 2,078,000           --             --
  Acquisition of minority interest in subsidiary                                           (445,599)          --             --
  Proceeds from sale of plant and equipment                                               1,877,312      1,371,058      1,035,118
-----------------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     933,125        (45,070)    (3,277,205)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in revolving line of credit, net                                      201,682       (410,706)     1,370,642
  Sinking fund withdraws  (payments)                                                      1,857,644     (1,663,252)      (546,197)
  Proceeds from sale (purchase) of treasury stock, net                                      (51,142)          --           53,600
  Proceeds from issuance of common stock, net                                                76,575         40,200          8,861
  Redemption of preferred stock, Series A                                                (2,835,000)          --             --
  Proceeds from issuance of long-term debt                                                3,280,599           --        3,034,321
  Repayment of long-term debt                                                            (7,014,979)       (24,256)    (1,613,198)
  Preferred stock dividend payments                                                        (521,603)          --         (209,557)
  Capitalized bank fees                                                                        --          (75,578)       (78,240)
  Repayment of capital lease obligation                                                    (206,493)      (100,351)      (114,888)
-----------------------------------------------------------------------------------------------------------------------------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  (5,212,717)    (2,233,943)     1,905,344
-----------------------------------------------------------------------------------------------------------------------------------
    Net decrease in cash                                                                     (7,931)        (2,355)       (68,428)
CASH, beginning of the year                                                                   9,997         12,352         80,780
-----------------------------------------------------------------------------------------------------------------------------------
CASH, end of year                                                                       $     2,066    $     9,997    $    12,352
===================================================================================================================================
The accompanying notes to financial statements are an integral part of these statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000, March 28, 1999 and March 29, 1998

(1)    THE COMPANY

         Multi-Color Corporation (the Company), headquartered in Cincinnati, Ohio, supplies printed labels and engravings to various name brand consumer products companies located primarily in the United States. The Company has plants located in Scottsburg, Indiana, Batavia, Ohio and Erlanger, Kentucky.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR
         References to fiscal 2000, 1999 and 1998 are for the fiscal years ended March 31, 2000, March 28, 1999 and March 29, 1998, respectively. Beginning in 2000, the Company's fiscal year ends on March 31.

PRINCIPLES OF CONSOLIDATION
         The consolidated financials statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION
         Revenue is recognized on sales of products when the customer receives title to the goods, generally upon delivery.

INVENTORIES
         Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Inventories as of year-end consisted of the following:

                                            2000                     1999
--------------------------------------------------------------------------------
Finished goods                           $2,649,939               $2,390,765
Work-in-process                             820,293                1,097,675
Raw materials                             1,250,750                  955,431
--------------------------------------------------------------------------------
                                         $4,720,982               $4,443,871
================================================================================

         Effective March 30, 1998, the Company elected to change its method of inventory valuation to encompass a more complete absorption of overhead costs in inventory. The cumulative effect of this accounting change was to increase income for the fiscal year ended March 28, 1999 by $224,000 and has been separately identified on the consolidated statement of operations. Information is not available to determine the effect of the change on net loss for the fiscal year ended March 29, 1998.

PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment consisted of the following as of year-end:

                                              2000                 1999
--------------------------------------------------------------------------------
Land and buildings                        $  6,792,596       $   3,316,508
Machinery and equipment                     27,714,065          25,274,804
Furniture and fixtures                       1,382,294           1,207,654
Construction in progress                     1,663,601               9,900
--------------------------------------------------------------------------------
                                            37,552,556          29,808,866
Accumulated depreciation                   (13,404,514)        (12,094,636)
--------------------------------------------------------------------------------
                                          $ 24,148,042       $  17,714,230
================================================================================

         Property, plant and equipment are stated at cost. In recognition of the losses experienced by the Company at the former Cincinnati location in prior years, the Company recorded a $3,800,000 impairment loss in 1995 on certain long-lived assets at the Cincinnati location to reduce the carrying cost to the fair value as generally determined by an independent appraiser. Additional impairment loss of $438,000 was recorded in 1998 on the Cincinnati location's assets, while assets with an assigned impairment value of $0, $827,000 and $2,038,000 were either sold or disposed of in 2000, 1999 and 1998, respectively. An additional impairment loss of $779,024 was recorded in 2000 on a printing press at the Scottsburg location.

         Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

                     Building...........................20-30 years
                     Machinery and equipment.............3-15 years
                     Furniture and fixtures..............5-10 years

GOODWILL
         Goodwill is amortized using the straight-line method over ten years. In accordance with SFAS No. 121, "Accounting for The Impairment of Long-Lived Assets", the Company evaluates its goodwill on an ongoing basis to determine potential impairment by comparing the carrying value to the undiscounted estimated expected future cash flows of the related assets.

DEFERRED CHARGES
         Deferred charges, net, consist primarily of costs associated with the Scottsburg Industrial Revenue Bonds issued in 1998 which are amortized over the term of the agreement.

ACCOUNTS PAYABLE
         Accounts payable includes approximately $464,000 and $737,000 at March 31, 2000 and March 28, 1999, respectively, for outstanding checks.

INCOME TAXES
         Deferred income tax assets and liabilities are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years.

EARNINGS (LOSS) PER COMMON SHARE
         The computation of basic earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period and the weighted average number of contingently issuable common shares upon satisfaction of all necessary conditions. At March 28, 1999 contingently issuable shares totaled 97,160 and related to common shares issuable under a deferred compensation agreement. At March 31, 2000, the contingently issuable shares had been issued. Diluted earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable, primarily from the conversion of Series A & B convertible preferred stock, the exercise of stock options, and common shares issuable under a deferred compensation agreement.

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

         The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

                                       2000                            1999                           1998
                             ----------------------------------------------------------------------------------------
                                             PER SHARE                     Per Share                      Per Share
                               SHARES         AMOUNT          Shares        Amount            Shares       Amount
                            ----------------------------------------------------------------------------------------
Basic EPS before
  cumulative effect         2,354,669    $       2.31       2,268,012    $       0.43       2,172,482   $      (2.00)
Cumulative effect of
  change in accounting
  for inventories                --              --         2,268,012             .10            --             --
Effect of dilutive
  stock options                32,351            (.03)         37,040            (.01)           --             --
Convertible shares            416,837            (.27)        644,160            (.02)           --             --
                            ----------------------------------------------------------------------------------------
Diluted EPS                 2,803,857    $       2.01       2,949,212    $       0.50       2,172,482   $      (2.00)
                            ========================================================================================

         Preferred stock dividends of $176,569, $275,183 and $279,408 in fiscal 2000, 1999 and 1998, respectively, have been deducted from the net income or added to the net loss generated in fiscal 2000, 1999 and 1998, respectively, to arrive at the income/loss available to common stockholders for the calculation of basic EPS. Common stock equivalents of approximately 701,630 shares, resulting from convertible shares and stock options, were excluded from the fiscal 1998 computation of diluted EPS because to do so would have been antidilutive.

ADVERTISING COSTS
         Advertising costs are charged to expense as incurred. Expenses were minimal for the three fiscal years ended March 31, 2000.

RESEARCH AND DEVELOPMENT COSTS
         Research and development costs are charged to expense as incurred. Expenses were $320,000, $340,000 and $447,000 for 2000, 1999 and 1998,
respectively.

STOCK-BASED COMPENSATION
         The provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" require that employee stock-based compensation either continue to be determined under Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees" or in accordance with the provisions of SFAS No. 123, whereby compensation expense is recognized based on the fair value of stock-based awards on the grant date. The Company accounts for such awards under the provisions of APB No. 25 and, accordingly, no compensation cost has been recognized for the stock awards unless required by APB No. 25. The Company has adopted SFAS No. 123 for disclosure purposes.

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

FAIR VALUE DISCLOSURE
         The fair value of financial instruments approximates carrying value.

COMPREHENSIVE INCOME
         The Company does not have any comprehensive income items other then net income.

NEW PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires entities to report all derivatives at fair value as assets or liabilities in their statements of financial position. This statement is effective for financial statements issued for fiscal periods beginning after June 15, 2000. The Company does not currently have any derivative instruments or hedging activities to report under this standard.

(3)      DEBT

         The components of the Company's debt are as follows:

                                                                                    2000            1999
--------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
Revolving line of credit                                                        $  3,455,412    $  3,253,730
==============================================================================================================
LONG-TERM DEBT
Scottsburg Industrial Revenue Bonds, floating weekly rate, which approximates
     4.35% at March 31, 2000, scheduled balloon
     payment $3,385,000 in October 2009                                            3,385,000       5,750,000
Scottsburg Industrial Revenue Bonds, floating weekly rate,
     which approximates 4.10% at March 31, 2000, scheduled balloon
     payment of $3,000,000 in April 2007                                           3,000,000       3,000,000
Boone County Industrial Revenue Bonds, floating weekly rate, which approximates 4.35% at March 31, 2000, scheduled balloon
     payment of $1,750,000 in December 2009                                        1,750,000       3,250,000
Clermont County Industrial Revenue Bonds, floating weekly rate, which approximates 4.05% at March 31, 2000, scheduled balloon
     payment of $6,075,000 in June 2017                                            6,075,000            --
Note payable, imputed interest rate of 7.83%, payable in quarterly
     payments of principle and interest of $41,667 through April 2002                305,620            --
--------------------------------------------------------------------------------------------------------------
                                                                                $ 14,515,620    $ 12,000,000
Less-current portion of debt and sinking fund payments                            (1,519,012)     (1,000,000)
--------------------------------------------------------------------------------------------------------------
                                                                                $ 12,996,608    $ 11,000,000
==============================================================================================================

         The following is a schedule of future annual principal payments payable after one year (including sinking fund payments):

            2002                                  $  1,661,608
            2003                                     1,500,000
            2004                                       375,000
            2005                                          --
            2006 and thereafter                      9,460,000
            --------------------------------------------------
                                                  $ 12,996,608
            ==================================================

         On June 22, 1998, the Company restated its credit agreement with an existing lender and a new additional lender. The restated credit agreement provides for a revolving line of credit with borrowings up to a maximum of $5,000,000 subject to certain borrowing base limitations. The interest rate fluctuates and is based on the Company meeting certain ratios. For the year ended March 31, 2000, the average interest rate was 8.12%. At March 31, 2000, the Company had approximately $1,500,000 in available borrowings under the revolving line of credit. The credit agreement expires July 31, 2000. The credit agreement requires quarterly sinking fund deposits of $250,000 until termination of the agreement. The agreement also contains various financial and operating covenants which, among others, require the Company to maintain certain leverage, working capital and cash flow ratios and limits the payment of dividends.

         During fiscal 2000, the Company amended its credit agreement for several items, among which allowed the payment of partial quarterly preferred dividends if certain cumulative net income thresholds were maintained, reduced the overall fee structure and reduced the quarterly sinking fund deposit requirement to $200,000 until termination of the agreement

         In December 1999, in connection with the acquisition of Buriot International, Inc., the Company assumed the Clermont County Industrial Revenue Bonds. Quarterly payments of $175,000 are required to be made to reduce the outstanding balance.

         With respect to the Bonds, the Company has the option to establish the Bonds' interest rate form (variable or fixed interest rate). When a fixed interest rate is selected, the fixed rate assigned will approximate the market rate for comparable securities. When a variable rate is selected, or at the end of a fixed interest rate period, the Bondholders reserve the right to demand payment of the bonds. In the event that any of the Bondholders exercise their rights, a remarketing agent is responsible for remarketing the Bonds on a best efforts basis for not less than the outstanding principal and accrued interest. In the event the Bonds are not able to be remarketed and the letters of credit are exercised, the lender is committed to providing financing for up to 458 days. These letters of credit expire July 31, 2000, with the exception of the letter of credit supporting the Clermont County Industrial Revenue Bonds which expires June 21, 2001.

 (4)    EMPLOYEE BENEFIT PLANS

         The Company has a defined benefit plan covering former hourly employees at its former Cincinnati facility who met certain age and service requirements. The Company's funding policy is to contribute the recommended actuarially determined contribution. Pension costs are based on length of service after May 1, 1985 using the unit credit method.

         As the Company sold the Cincinnati facility April 1998, this plan will be terminated in the near future. There is no curtailment gain or loss to be recognized at March 31, 2000.

         The change in the Company's benefit obligation is computed as follows:

                                                                        2000           1999           1998
-------------------------------------------------------------------------------------------------------------
Projected benefit obligation at beginning of year                  $ 2,575,224    $ 2,468,988    $ 2,449,063
Service cost                                                            17,117         39,624         98,871
Interest cost                                                          170,873        164,322        163,113
Actual gain                                                            (11,933)      (158,784)      (159,506)
Benefits paid                                                          (97,909)      (103,376)       (82,553)
Change in assumptions                                                     --          164,450           --
-------------------------------------------------------------------------------------------------------------
Projected benefit obligation at end of year                        $ 2,653,372    $ 2,575,224    $ 2,468,988
=============================================================================================================

         The change in the Plan's assets is computed as follows:

                                                                        2000           1999           1998
-------------------------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year                     $ 2,857,469    $ 2,837,343    $ 2,447,700
Actual return on plan assets                                           205,825        123,502        382,935
Employer contribution                                                     --             --           89,261
Benefits paid                                                          (97,909)      (103,376)       (82,553)
-------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                           $ 2,965,385    $ 2,857,469    $ 2,837,343
=============================================================================================================

         The following table sets forth the Plan's funded status and amounts recognized on the Company's accompanying balance sheets:

                                                                           2000                1999                1998
-----------------------------------------------------------------------------------------------------------------------------
Funded status                                                      $       312,013     $       282,245     $       368,355
Unrecognized net actuarial (gain) loss                                    (179,654)           (168,198)           (277,116)
Unrecognized prior service cost                                                 15               1,221               2,427
-----------------------------------------------------------------------------------------------------------------------------
Prepaid benefit cost                                               $       132,374     $       115,268     $        93,666
=============================================================================================================================

    The weighted-average actuarial assumptions used were:

                                   As of                               MARCH 31, 2000       March 28, 1999     March 29, 1998
-----------------------------------------------------------------------------------------------------------------------------
Discount rate                                                                 6.75%               6.75%               7.25%
Expected return on plan assets                                                7.50%               7.50%               9.00%

    Net periodic pension cost includes the following components:

                                                                           2000                1999                1998
-----------------------------------------------------------------------------------------------------------------------------
Service cost                                                       $        17,117     $        39,624     $        98,871
Interest cost                                                              170,873             164,322             163,113
Expected return on plan assets                                            (209,419)           (208,398)           (219,643)
Amortization of prior service cost                                           1,206               1,206               1,206
Recognized net actuarial (gain) loss                                           117             (18,356)               --
-----------------------------------------------------------------------------------------------------------------------------
Net periodic pension cost                                          $       (20,106)    $       (21,602)    $        43,547
=============================================================================================================================

         The Company has established a profit sharing/401(k) retirement savings plan which covers those employees who meet certain service requirements and are not participants in the Company retirement plan discussed above. The plan provides for voluntary contributions by the Company's employees up to a specified maximum percentage of gross pay. At the discretion of the Company's Board of Directors, the Company will contribute a specified matching percentage of the employee contributions. Company contributions in 2000, 1999 and 1998 approximated $149,000, $147,000 and $147,000, respectively, which represent one-half of the employee contributions not exceeding 6% of gross pay.

         The Company previously entered into deferred compensation agreements with certain officers and management employees. Amounts due under deferred compensation agreements with current officers are classified as long-term liabilities at March 31, 2000 and March 28, 1999. Amounts due under deferred compensation agreements with former officers are classified as short-term liabilities at March 28, 1999. Amounts due to former officers have been paid in full at March 31, 2000. Interest on the long-term deferred amounts, which are included in the balances due, were accrued at 9.75%, 9.75% and 10.5% in 2000, 1999, and 1998, respectively. Expenses in 2000, 1999, and 1998 approximated $54,000, $80,000, and $93,000, respectively.

         During 1992 the Company established a supplemental retirement program for former key executives which allows a maximum of $300,000 in loans to such employees with a maximum of $100,000 to any one individual. At March 28, 1999 and March 29, 1998 a $100,000 loan at no interest was outstanding under this program from a former officer. This loan has been paid in full at March
31, 2000.

(5)    INCOME TAXES

         The provision (credit) for income taxes includes the following components:



                                                 2000            1999            1998
-------------------------------------------------------------------------------------------
CURRENTLY PAYABLE (RECEIVABLE)
  Federal                                    $   856,475     $   684,000     $      --
  State and local                                143,252         121,000            --
  Benefit of operating loss carry-forwards      (955,011)       (805,000)           --
-------------------------------------------------------------------------------------------
                                                  44,716            --              --
-------------------------------------------------------------------------------------------
DEFERRED
  Federal                                     (2,528,675)          9,000         103,000
  State and local                                (69,170)         (9,000)       (103,000)
-------------------------------------------------------------------------------------------
                                             $(2,553,129)    $      --       $      --
===========================================================================================

         The following is a reconciliation between the statutory federal income tax rate and the effective rate shown above:

                                                    2000            1999            1998
-------------------------------------------------------------------------------------------
Computed provision (credit) for federal
  income taxes at the statutory rate                  34%             34%            (34%)
State and local income taxes, net of
  federal income tax benefit                           3%              5%
                                                                                      (2%)
Valuation allowance                                  (92%)           (61%)           (49%)
Changes in estimates for deferred
  components, primarily net operating
  loss carry-forward                                 (18%)             9%            (17%)
EPA fines                                             (7%)            11%              2%
Other                                                 (3%)             2%              2%
-------------------------------------------------------------------------------------------
Effective tax rate                                   (83%)            --              --
===========================================================================================


         At year end the net deferred tax components consisted of the following:

                                                2000           1999
------------------------------------------------------------------------
Deferred tax liabilities
  Tax depreciation over book depreciation   $(2,464,437)   $(2,489,702)
------------------------------------------------------------------------
  Other                                            --          (13,600)
------------------------------------------------------------------------
                                            $(2,464,437)   $(2,503,302)
------------------------------------------------------------------------
Deferred tax assets:
  Asset impairment loss                     $   264,868    $   191,014
  Deferred compensation                          40,460        294,059
  Inventory reserves                             19,887           --
  Other                                         163,017        209,277
  AMT credit carry-forward                      171,550        131,115
  Tax credit carry-forward                       42,019         42,019
  State deferred tax asset, net of
    federal benefit                              23,517         96,431
  Net operating loss carry-forward            4,315,061      4,370,234
------------------------------------------------------------------------
                                              5,040,379      5,334,149
  Valuation allowance                              --       (2,830,847)
------------------------------------------------------------------------
                                            $ 5,040,379    $ 2,503,302
------------------------------------------------------------------------
Net deferred tax components                 $ 2,575,942    $      --
========================================================================

         For tax reporting purposes, the Company has approximately $172,000 of alternative minimum tax (AMT) credits available for an indefinite period. The regular tax net operating loss of approximately $12,691,000 can be carried forward and used to reduce future taxable income in addition to tax credits of approximately $42,000, which can be carried forward through the following expiration dates:

                         Year                     Net Operating Losses                  Tax Credits
             ------------------------------------------------------------------------------------------------
                         2009                         $  5,226,000                     $        --
                         2010                            5,204,000                              --
                         2011                              612,000                           9,000
                         2012                                   --                          33,000
                         2013                            1,649,000                              --
             ------------------------------------------------------------------------------------------------
                                                      $ 12,691,000                     $    42,000
             ================================================================================================

         The valuation allowance, which decreased by approximately $2,831,000 in 2000, is no longer required as the Company believes that it is more likely than not that all of the net operating loss carryforward will be utilized prior to their expiration dates.

(6)    MAJOR CUSTOMERS

         During 2000, 1999, and 1998, sales to three companies and their related subsidiaries and divisions approximated 63%, 57%, and 54%, respectively, of the Company's net sales individually presented as follows:

                                                         2000                   1999                   1998
                        ---------------------------------------------------------------------------------------------
                              CUSTOMER A                  39%                    30%                    26%
                              CUSTOMER B                  13%                    15%                    14%
                              CUSTOMER C                  11%                    12%                    14%
                        ---------------------------------------------------------------------------------------------
                                                          63%                    57%                    54%
                        ==========================================================================-------------------

         In addition, the year end accounts receivable balances of these companies approximated 55%, 43%, and 44% of the Company's total accounts receivable balance at year end 2000, 1999, and 1998, respectively.

         The loss or substantial reduction of the business of any of the major customers in a particular year could have a material adverse effect on the Company.

 (7)    STOCK OPTIONS

         As of March 31, 2000, 280,500 of the authorized but unissued common shares were reserved for issuance to key employees and directors under the Company's qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant. To the extent not exercised, options will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three to five year period. A summary of the changes in the options outstanding during 2000, 1999, and 1998 is set forth below:

                                                                                                      Options Price
                                                                 Number of    Weighted Average             Range
                                                                   Shares      Exercise Price           (Per Share)
---------------------------------------------------------------------------------------------------------------------
Outstanding at March 30, 1997                                      329,050         $6.47                $2.63-$11.00
  Granted                                                          150,000          6.53                   6.41-6.77
  Exercised                                                         (2,450)         3.62                   2.63-4.65
  Cancelled                                                       (228,050)         6.79                   2.63-9.25
  Expired                                                           (2,500)         8.95                   7.75-9.25
---------------------------------------------------------------------------------------------------------------------
Outstanding at March 29, 1998                                      246,050         $6.18                $2.63-$11.00
  Granted                                                          261,675          6.47                   2.63-7.38
  Exercised                                                        (13,000)         3.09                   2.63-4.65
---------------------------------------------------------------------------------------------------------------------
Outstanding at March 28, 1999                                      494,725         $6.42                $2.63-$11.00
  Granted                                                          158,000          6.39                 $5.31-$6.59
  Exercised                                                        (23,000)         3.33                 $2.63-$4.65
  Cancelled                                                       (112,000)         6.51                 $4.65-$9.25
---------------------------------------------------------------------------------------------------------------------
OUTSTANDING AT MARCH 31, 2000                                      517,725         $6.53                $2.63-$11.00
=====================================================================================================================

         The following summarizes options outstanding and exercisable at March 31,2000:

                                         Options Outstanding                              Options Exercisable
                          ---------------------------------------------------      -----------------------------------
                                             Weighted           Weighted                                Weighted
                             Number           Average           Average                Number            Average
Range of                   Outstanding       Remaining          Exercise           Exercisable at       Exercise
Exercise Prices            at 3/31/00    Contractual Life        Price               at 3/31/00           Price
----------------------------------------------------------------------------------------------------------------------
$2.63-$6.25                  123,425           5.33              $5.43                  92,180            $5.32
$6.26-$11.00                 394,300           3.86              $6.87                 260,966            $7.04
                          --------------                                           --------------
                             517,725                                                   353,146
                          ==============                                           ==============

         The weighted average fair value at date of grant for options granted during 2000, 1999 and 1998 was $2.57, $3.21 and $3.27, respectively. The fair value of options at the date of grant was estimated using the binomial model with the following weighted average assumptions:




                                                2000              1999              1998
----------------------------------------------------------------------------------------------
Expected life (years)                              3.74              5.00              5.00
Interest rate                                      5.32%             5.23%             5.42%
Volatility                                        48.80%            48.27%            50.19%
Dividend yield                                        0%                0%                0%

         Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                2000              1999              1998
---------------------------------------------------------------------------------------------
Net income (loss) - as reported           $   5,625,777     $   1,483,852     $  (4,070,994)
Net income (loss) - pro forma                 5,459,018           868,656     $  (4,086,937)
Net income (loss) per common and common
  equivalent share - as reported
     Basic                                $        2.31     $         .53     $       (2.00)
     Diluted                              $        2.01     $         .50     $       (2.00)
Net income (loss) per common and common
  equivalent share - pro forma
     Basic                                $        2.24     $         .38     $       (2.01)
     Diluted                              $        1.96     $         .30     $       (2.01)

(8)    ACCOUNTS RECEIVABLE

         The Company values its trade accounts receivable on the reserve method. The following table summarizes the activity in the allowance for doubtful accounts for fiscal 2000, 1999 and 1998.


                                               2000              1999              1998
---------------------------------------------------------------------------------------------
Balance at beginning of year              $     137,967     $     418,669     $      26,077
Provision                                        58,251            76,051           555,840
Accounts written-off                           (129,898)         (356,753)         (163,248)
---------------------------------------------------------------------------------------------
Balance at end of year                    $      66,320     $     137,967     $     418,669
=============================================================================================

(9)    CAPITAL LEASE OBLIGATIONS

         In fiscal 2000, the Company entered into a sale/leaseback agreement on its Scottsburg, Indiana plant. Upon completion of a 61,000 square foot addition to the plant, the Company sold the plant to a third party for $1,900,000. No gain or loss was recorded upon the sale. Concurrent with the sale, the Company entered into a lease agreement with the third party to lease the plant for a period of 20 years. Monthly lease payments are $46,200.

         The Company also entered into capital leases for certain equipment. The amount recorded for the plant and equipment under the capital leases amounted to $5,330,100 and $558,000 at fiscal year end 2000 and 1999, respectively. The accumulated depreciation was $322,902 and $119,766 at year end 2000 and 1999, respectively.

         The following is a schedule of future annual minimum lease payments under the capital leases together with the present value of the net minimum lease payments, as of March 31, 2000:

              Total future minimum lease payments                                $ 14,419,327
                Less: Interest                                                     (9,954,875)
              ---------------------------------------------------------------------------------
              Present value of minimum lease payments                               4,464,452
                Less: Current portion                                                (168,972)
              ---------------------------------------------------------------------------------
                                                                                 $  4,295,480
              =================================================================================

         The following is a schedule of future annual minimum lease payments:

                              2001                            $   734,644
                              2002                                625,083
                              2003                                554,400
                              2004                                554,400
                       2005 and thereafter                     11,950,800
                ------------------------------------------------------------
                                                              $14,419,327
                ============================================================

 (10)   WHOLLY-OWNED SUBSIDIARY

         In July 1996, the Company started a new entity with Think Laboratories, Inc. (Think) of Kashiwa, Japan to develop the market for engraving services in the United States. The new company, Laser Graphic Systems, Incorporated (LGSI), was owned 80% by the Company. Prior to fiscal 2000 for financial reporting purposes, LGSI's assets, liabilities and earnings were consolidated with those of the Company, and Think's interest in the Company was included in the accompanying financial statements as minority interest.

         On May 14, 1999, the Company and Think Laboratories, Inc. (Think) entered into an agreement whereby the Company purchased all of Think's equity interest in LGSI for $500,000, payable in quarterly installments of $41,667 through April 2002. Think will continue to provide improvements and technology enhancements for the laser engraving process to the Company.

(11)   COMMITMENTS AND CONTINGENCIES

OPERATING LEASE AGREEMENTS
         The Company has various equipment, office and facility operating leases. Leases expire on various dates through February 2005. Rent expense during 2000, 1999 and 1998 was approximately $281,000, $358,000, and $451,000, respectively.

         The annual future minimum rental obligations as of March 31, 2000 are as follows:

                               2001                               $181,000
                               2002                                120,000
                               2003                                 87,000
                               2004                                 58,000
                               2005                                 10,000
                ------------------------------------------------------------
                               Total                              $456,000
                ============================================================

ENVIRONMENTAL MATTERS
         During early January 1998, the Company discovered problems with the environmental permits relating to the operations of the two newly installed presses at the Scottsburg, Indiana plant. The Company promptly and appropriately notified the Indiana Department of Environmental Management (IDEM) and voluntarily halted production on the involved presses. The Company has successfully resolved the permitting issues with IDEM, but due to a period of non-compliance with required regulatory statues, the Company was assessed a civil penalty of up to $625,000. This amount was recorded in full at March 28, 1999. Under the agreement with IDEM, the Company could reduce the civil penalty by up to $225,000 upon completion of 1 of 3 proposed Supplemental Environmental Projects (SEPs). A SEP was chosen and completed by the Company in fiscal 2000. In April 2000, IDEM approved the SEP completed by the Company and the original civil penalty was reduced by $225,000. This reduction was recorded at March 31, 2000. The remainder of the civil penalty ($400,000) is due in quarterly installments of $33,000 through September 30, 2001.

         On March 8, 1999, the Company reached an agreement with the Director of the Ohio Environmental Protection Agency concerning certain alleged violations of environmental laws at the Company's Cincinnati facility which included a civil penalty of $100,000. The penalty has been paid in full at March 31, 2000.

LITIGATION
         Litigation is instituted from time to time against the Company which involves routine matters incident to the Company's business. In the opinion of management, the ultimate disposition of pending litigation will not have a material adverse effect upon the Company's financial statements.

(12) PREFERRED STOCK

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

         In fiscal 1999, 1,324 shares of Series B Convertible Preferred Stock were converted into 13,240 shares of Common Stock. In fiscal 2000, the remaining shares of Series B Convertible Preferred Stock were converted into 119,180 shares of Common Stock. Also in fiscal 2000, all of the Series A Convertible Preferred Stock was redeemed for cash for a total consideration of $2,835,000. This amount was paid in full at March 31, 2000.

(13) RESTRUCTURING PLAN

         The Company implemented a restructuring plan in fiscal year 1998 which resulted in a pre-tax charge to operating results of $314,599 primarily related to reducing operations at the Cincinnati plant. The restructuring charge included severance pay, employee insurance and certain other costs. These costs were paid in full in fiscal 1998.

(14) ACQUISITION

         In December 1999, the Company acquired certain assets and liabilities of Buriot International, Inc. a label printing company located in Batavia, Ohio. Total consideration consisted of assumption of Clermont County Industrial Revenue Bonds in the amount of $6,250,000 and assumption of certain operating liabilities. Assets acquired included property, plant and equipment, inventory, accounts receivable and net cash of approximately $2,078,000. There was no cash consideration paid to the previous owners of Buriot International, Inc. The acquisition was accounted for as a purchase, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the date of acquisition. The results of operations of the acquisition are included in the consolidated statement of operations from the date of acquisition.

         The following table summarizes, on an unaudited proforma basis, the estimated combined results of the Company and Buriot International, Inc. assuming the acquisition had occurred March 30, 1998. The results include certain adjustments, primarily interest expense, and are not necessarily indicative of what results would have been had the Company owned Buriot International, Inc. during the period presented.

                                              2000               1999
            ------------------------------------------------------------------
            Net Sales                      $54,290,707        $51,088,129
            Net Income (loss)               $4,880,210          $(257,198)
            Earnings (loss) per share
                     Basic                       $2.00              $(.23)
                     Diluted                     $1.74              $(.09)
            ==================================================================

(15) SUPPLEMENTAL CASH FLOW DISCLOSURES

       Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

                                                                              2000           1999          1998
                                                                           -----------    -----------   -----------
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                            $ 1,152,165    $ 1,121,565   $ 1,084,318
  Income taxes paid (refunded)                                             $   (12,527)   $    38,550   $    37,195
Supplemental Disclosure of Non Cash Activities:
  Increase in property, plant and equipment and capital lease obligation   $ 4,470,000    $      --     $      --
  Increase in accrued interest and other and decrease in shareholders'
investment due to accrual of preferred stock dividends                     $      --      $   275,183   $    69,851
  Increase in shareholders' investment and decrease in deferred compensation due to distribution of common stock held under the
Rabbi Trust                                                                $   485,800    $      --     $      --
Business combination accounted for as a purchase
    Assets acquired                                                        $ 4,407,000    $      --     $      --
    Liabilities assumed                                                    $(6,485,000)   $      --     $      --
                                                                           -----------    -----------   -----------
    Net cash received                                                      $(2,078,000)   $      --     $      --
===================================================================================================================

(16) SUBSEQUENT EVENTS

       On June 5, 2000, the Company signed a new credit agreement with an existing lender and a new additional lender. The new agreement provides for a revolving line of credit of up to $5,000,000 and an acquisition facility of up to $7,200,000. Terms and covenants are substantially the same as in prior agreements.

       Also on June 5, 2000, the Company acquired certain assets and assumed certain liabilities of Uniflex Corporation, a heat-shrink label printing company. Total consideration paid was $7,000,000 cash,less cash acquired of $800,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Part III (except for certain information relating to Executive Officers included in Part 1) is omitted. The Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2000 a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

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

                  Consolidated Statements of Operations for the years ended March 31, 2000, March 28, 1999 and March 29, 1998.

                  Consolidated Balance Sheets as of March 31, 2000 and March 28, 1999.

                  Consolidated Statements of Shareholders' Investment for the years ended March 31, 2000, March 28, 1999 and March 29, 1998.

                  Consolidated Statements of Cash Flows for the years ended March 31, 2000, March 28, 1999 and March 29, 1998.

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

(a)(3)            List of Exhibits

   Exhibit                                                                                                     Filing
   Numbers                                           Description of Exhibit                                   Status
   -------                                           ----------------------                                   ------
3 (i)              Amended and Restated Articles of Incorporation                                                a
3 (ii)             Amendment to Amended and Restated Articles of Incorporation                                   a
3 (iii)            Amendment to Amended and Restated Articles of Incorporation                                   g
3 (iv)             Amended and Restated Code of Regulations                                                      b
    9.0            Separation agreement with the mutual releases, dated July 7, 1998, between the Company
                     and John Court                                                                              m
   10.1            Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National
                     Association covering $5,750,000 City of Scottsburg, Indiana Economic
                     Development Revenue Bonds                                                                   c
   10.2            Trust Indenture securing City of Scottsburg, Indiana Economic Development
                     Revenue Series 1989 dated as of October 1, 1989                                             d
   10.3            Bond Purchase Agreement for $5,750,000 City of Scottsburg, Indiana Economic
                     Development Revenue Bonds Series 1989                                                       d
   10.4            Remarketing Agreement dated October 1, 1989 by and among the Company,
                     The Ohio Company and The PNC Bank (Formerly The Central Trust Company, N.A).                d
   10.5            First Refusal Agreement among the Company's shareholders                                      b
   10.6            Loan Agreement between City of Scottsburg, Indiana and Multi-Color dated
                     October 1, 1989 for $5,750,000                                                              d
   10.7            Trust Indenture securing County of Boone, Kentucky Industrial Building Revenue Bonds,
                     Series 1989 dated as of December 1, 1989                                                    d
   10.8            Loan Agreement between County of Boone, Kentucky and Multi-Color for $3,250,000
                     dated as of December 1, 1989                                                                d
   10.9            Remarketing Agreement dated as of December 1, 1989 by and among the Company,
                     The Ohio Company and The PNC Bank (Formerly The Central Trust Company, N.A.)                d
  10.10            Remarketing Agreement dated October 1, 1989 by and among the Company, The Ohio
                     Company and The PNC Bank (Formerly The Central Trust Company, N.A.)                         d
  10.11            Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National
                     Association covering $3,250,000 County of Boone, Kentucky Industrial Building
                     Revenue Bonds                                                                               c
  10.12            Bond Purchase Agreement for $3,250,000 County of Boone, Kentucky Industrial
                     Building Revenue Bonds Series 1989                                                          c
  10.14            Loan Agreement between the Company and City of Scottsburg, Indiana, dated
                     as of April 1, 1997 for $3,000,000                                                          e
  10.15            Third Amended and Restated Credit, Reimbursement and Security Agreement,
                     dated as of June 22, 1998 among Multi-Color Corporation and PNC Bank, National
                     Association and Comerica Bank                                                               j
  10.16            Amendment, Consent and Waiver Agreement to Credit Agreement dated April 16, 1999              f
  10.17            Second Amendment to Credit Agreement dated May 1, 1999                                        f
  10.28            Purchase Agreement to Sell dated February 26, 1999 by and between the
                     Company and Indiana Properties, LLC                                                         f
  10.29            Third Amendment to Credit Agreement dated August 13, 1999                                     g
  10.30            Fourth Amendment to Credit Agreement dated November 17, 1999                                  g
  10.31            Asset Purchase Agreement, dated December 4, 1999, between MCC-Batavia, LLC and
                     Leonard Z. Eppel, Receiver of the Assets of Buriot International, Inc.                      k
  10.32            Fifth Amendment to Credit Agreement dated March 31, 2000                                      g

   10.33           Fourth Amended and Restated Credit, Reimbursement and Security Agreement  as of
                   June 6, 2000 among Multi-Color Corporation, PNC Bank, National Association and
                   Keybank National Association.                                                                 g
   10.34           Asset Purchase Agreement dated June 5, 2000, between Multi-Color Corporation,
                   Uniflex, John Yamasaki, Melwa Corporation and Ryohsei Plastics Industries,
                   Co., Ltd.                                                                                     n

                                          MANAGEMENT CONTRACTS AND COMPENSATION PLANS
   10.18           1987 Stock Option Plan                                                                        b
   10.19           1992 Directors' Stock Option Plan                                                             b
   10.20           Profit Sharing/401(k) Retirement Savings Plan and Trust                                       b
   10.21           Deferred Compensation Rabbi Trust Agreement                                                   a
   10.23           1997 Stock Option Plan                                                                        h
   10.24           1998 Non-Employee Director Stock Option Plan of Multi-Color Corporation                       I
   10.25           Employment Agreement entered into March 16, 1998 by and between the Company
                     and Steven G. Mulch                                                                         f
   10.26           Employment Agreement entered into March 16, 1998 by and between the Company
                     and Francis D. Gerace                                                                       f
   10.27           Amendment to Employment Agreement dated May 18, 1999, to employment agreement
                     dated as of March 16, 1998 among Multi-Color Corporation and Francis D. Gerace              f
   10.35           1999 Long-Term Incentive Plan of Multi-Color Corporation dated as of January 19, 1999.        l
   21              Subsidiaries of the Company                                                                   g
   23              Consent of Grant Thornton, LLP                                                                g
   27              Financial Data Schedule                                                                       g


     a Filed as an exhibit to the Form 10-K for the 1996 fiscal year and incorporated herein by reference.

     b Filed as an exhibit to Registration Statement #33-51772, filed September 10, 1992, and incorporated herein by reference.

     c Filed as an exhibit to the Form 10-K for the 1994 fiscal year and incorporated herein by reference.

     d Filed as an exhibit to the Form 10-K for the 1990 fiscal year and incorporated herein by reference.

     e Filed as an exhibit to the Form 10-K for the 1997 fiscal year and incorporated herein by reference.

     f Filed as an exhibit to the Form 10-K for the 1999 fiscal year and incorporated herein by reference.

     g    Filed herewith.

     h Filed as an exhibit to the 1997 Proxy Statement and incorporated herein by reference.

     i Filed as an exhibit to the 1998 Proxy Statement and incorporated herein by reference.

     j Filed as an exhibit to the Form 10-K for the 1998 fiscal year and incorporated herein by reference.

     k Filed as an exhibit to the Form 8-K filed December 31, 1999 and incorporated herein by reference.

     l Filed as an exhibit to the 1999 Proxy Statement and incorporated herein by reference.

     m Filed as an exhibit to the Form 10-Q for the quarterly period ended June 28, 1998 and incorporated herein by reference.

     n Filed as an exhibit to the Form 8-K filed June 20, 2000 and incorporated herein by reference.

(b)       Reports on Form 8-K

          The Company filed a report on Form 8-K on February 29, 2000 consisting of the financial statements of Buriot International, Inc. and proforma financial information.

          The Company filed a report on Form 8-K on June 20, 2000 reporting the acquisition of Uniflex Corporation.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              MULTI-COLOR CORPORATION
Dated:   June 26, 2000                                        (Registrant)


                                                              /s/ Francis D. Gerace
                                                              -----------------------------------------------
                                                              Francis D. Gerace
                                                              President, Chief Executive Officer and Director
                                                              (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                  Name                                        Capacity                                        Date

/s/ Francis D. Gerace                                President, Chief Executive Officer and Director      June 26, 2000
--------------------------------------------         (Principal Executive Officer)
Francis D. Gerace


/s/ Dawn H. Bertsche                                 Vice President-Finance,                              June 26, 2000
--------------------------------------------         Chief Financial Officer, Secretary
Dawn H. Bertsche                                     (Principal Financial Officer
                                                     and Principal Accounting
                                                     Officer)

/s/ Lorrence T. Kellar                               Chairman of the                                      June 26, 2000
--------------------------------------------         Board of Directors
Lorrence T. Kellar


/s/ Gordon B. Bonfield                               Director                                             June 26, 2000
--------------------------------------------
Gordon B. Bonfield


/s/ Charles B. Connolly                              Director                                             June 26, 2000
--------------------------------------------
Charles B. Connolly


/s/ Burton D. Morgan                                 Director                                             June 26, 2000
--------------------------------------------
Burton D. Morgan


/s/ David H. Pease, Jr.                              Director                                             June 26, 2000
--------------------------------------------
David H. Pease, Jr.


/s/ Louis M. Perlman                                 Director                                             June 26, 2000
--------------------------------------------
Louis M. Perlman