Form 10-Q
period 2000-06-30
MULTI COLOR CORP
filed 2000-08-14
CIK 819220

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  June 30, 2000
                                              --------------

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from           to
                                              ---------    ----------


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

                  Registrant's telephone number - (513)381-1480

                         -----------------------------


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

         Common shares, no par value - 2,467,728 (as of August 9, 2000)

                                    FORM 10-Q
                                    CONTENTS

PART I - FINANCIAL INFORMATION (Unaudited)

                                                                                                Page
Condensed Consolidated Balance Sheets at June 30, 2000 and March 31, 2000.........................3

Condensed Consolidated Statements of Income for the Three Months
Ended June 30, 2000 and June 30, 1999.............................................................4

Condensed Consolidated Statements of Cash Flows for the Three Months
Ended June 30, 2000 and June 30, 1999.............................................................5

Notes to Condensed Consolidated Financial Statements..............................................6

Management's Discussions and Analysis of Financial Condition and Results of Operations............7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................9

Item 2.  Changes in Securities....................................................................9

Item 3.  Defaults upon Senior Securities..........................................................9

Item 4.  Submission of Matters to a Vote of Security Holders......................................9

Item 5.  Other Information........................................................................9

Item 6.  Exhibits and Reports on Form 8-K.........................................................9

Signature........................................................................................10


Item 1. Financial Statements

                             MULTI-COLOR CORPORATION
                                 Balance Sheets
                                   (Thousands)

                                     ASSETS
                                                                       June 30, 2000      March 31, 2000
                                                                       -------------      --------------
                                                                                          (Derived from
                                                                         (Prepared      Audited Financial
                                                                       Without Audit)      Statements)
CURRENT ASSETS
     Cash                                                                 $    255          $      2
     Accounts Receivable                                                     5,536             5,051
     Inventories                                                             5,793             4,721
     Deferred Tax Benefit                                                      448               448
     Prepaid Expenses and Other                                                 76               102
                                                                          --------          --------
                  Total Current Assets                                      12,108            10,324

SINKING FUND DEPOSITS                                                          202               426

PROPERTY, PLANT AND EQUIPMENT, net                                          25,381            24,148

GOODWILL AND OTHER INTANGIBLES, net                                          4,678                71

DEFERRED TAX ASSET                                                           1,740             2,128

OTHER                                                                          115                54
                                                                          --------          --------

                  TOTAL ASSETS                                            $ 44,224          $ 37,151
                                                                          ========          ========

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
     Revolving Bank Loan                                                  $  1,692          $  3,456
     Current Portion of Long-term Debt                                       2,702             1,519
     Current Portion of Capital Lease Obligations                              142               169
     Accounts Payable                                                        4,297             3,650
     Accrued Expenses                                                        2,031             1,811
                                                                          --------          --------
                  Total Current Liabilities                                 10,864            10,605

LONG-TERM DEBT, excluding current portion                                   19,192            12,996

CAPITAL LEASE OBLIGATIONS, excluding current portion                         4,271             4,295

DEFERRED COMPENSATION                                                          139               119
                                                                          --------          --------
                  Total Liabilities                                         34,466            28,015

SHAREHOLDERS' INVESTMENT
     Common Stock, no par value                                                245               245
     Paid-in Capital                                                         9,987             9,978
     Treasury stock, at cost                                                   (51)              (51)
     Accumulated Deficit                                                      (423)           (1,036)
                                                                          --------          --------
                   Total Shareholders' Investment                            9,758             9,136
                                                                          --------          --------

                   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT         $ 44,224          $ 37,151
                                                                          ========          ========

The accompanying notes are an integral part of this financial information.

                             MULTI-COLOR CORPORATION

                            Statements of Operations
                            (Prepared Without Audit)
                      (Thousands except per share amounts)

                                                         Three Months Ended
                                                   ------------------------------
                                                   June 30, 2000    June 30, 1999
                                                   -------------    -------------
NET SALES                                            $14,191         $ 14,079

COST OF GOODS SOLD                                    11,541           11,959
                                                     -------         --------

     Gross Profit                                      2,650            2,120

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           1,149            1,012
                                                     -------         --------

     Operating Income                                  1,501            1,108

OTHER EXPENSE (INCOME)                                     3              (66)

INTEREST EXPENSE                                         476              260
                                                     -------         --------

     Income Before Taxes                               1,022              914

INCOME TAX EXPENSE                                       409               --
                                                     -------         --------

     NET INCOME                                      $   613         $    914
                                                     =======         ========

Preferred Stock Dividends                                 --               68
                                                     =======         ========

Net Income Applicable to Common Shares                   613              846
                                                     =======         ========

Basic Earnings per share:                               0.25             0.37
                                                     =======         ========

Diluted Earnings per share:                             0.24             0.31
                                                     =======         ========

Average Number of Common Shares Outstanding
Basic                                                  2,441            2,305
                                                     =======         ========

Diluted                                                2,517            2,972
                                                     =======         ========


The accompanying notes are an integral part of this financial information.

                             MULTI-COLOR CORPORATION

                            Statements of Cash Flows
                            (Prepared Without Audit)
                                   (Thousands)

                                                                          Three Months Ended
                                                                    ------------------------------
                                                                    June 30, 2000    June 30, 1999
                                                                    -------------    -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   $ 1,799          $   (49)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital Expenditures, net                                         (336)            (218)
       Acquisition of Business, net of cash received                   (6,350)             (77)
                                                                      -------          -------
                Net cash used in investing activities                  (6,686)            (295)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease of revolving bank loan                                 (1,764)            (335)
       Preferred Stock Dividend Payments                                   --              (34)
       Sinking fund withdrawals                                           225            2,004
       Repayment of long-term debt, including current portion            (425)          (1,367)
       Proceeds from issuance of long term debt                         7,200               --
       Repayment of Capital Lease Obligations                             (49)              72
       Proceeds from issuance of common stock                               9               --
       Capitalized Bank Fees                                              (56)              --
                                                                      -------          -------
                Net cash provided by financing activities               5,140              340
                                                                      -------          -------
                Net increase (decrease) in cash                           253               (4)
CASH, beginning of period                                                   2               10
                                                                      -------          -------
CASH, end of period                                                   $   255          $     6
                                                                      =======          =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Interest paid                                                  $   434          $   260
                                                                      =======          =======

       Income Taxes paid                                              $    12          $    --
                                                                      =======          =======

       Acquisition accounted for as a Purchase:
           Assets acquired                                            $ 9,229          $    --
           Liabilities assumed                                         (1,479)              --
           Cash acquired                                                 (800)              --
           Note payable                                                  (600)              --
                                                                      -------          -------
                   Net cash paid                                      $ 6,350          $    --
                                                                      =======          =======



The accompanying notes are an integral part of this financial information.

                             MULTI-COLOR CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                             (Amounts in Thousands)

Item 1.  Financial Statements (continued)

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

         2. Net Income Per Share Data:

         The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations (shares in thousands):

                                                Three Months ended         Three Months ended
                                                  June 30, 2000              June 30, 1999
                                                ------------------         ------------------
         Basic EPS before cumulative effect           2,441                      2,305
         Effect of dilutive stock options                76                         23
         Convertible shares                              --                        644
         Diluted EPS                                  2,517                      2,972

         Preferred stock dividends of $68 for the quarter ended June 30, 1999, have been deducted from the net income generated to arrive at the income available to common stockholders for the calculation of basic EPS. As of June 30, 2000 all preferred stock has either been redeemed or converted into common stock. There were no preferred stock dividends paid or due for the quarter ended June 30, 2000.

         3. Acquisition:

         On June 5, 2000, the Company acquired the assets of Uniflex Corporation ("Uniflex"), a heat-shrink label printing company with a production facility in Las Vegas, Nevada and offices in Anaheim Hills, California. Total consideration paid was $7,000 cash, less cash received of $800 upon closing. PNC Bank National Association and another lender provided the Company with a $7,200 facility in order to complete the acquisition.

         4. Inventories:

         Inventories are stated at the lower of cost (First-in-First-out) or market and are comprised of the following:

                                         June 30, 2000         March 31, 2000
                                         -------------         --------------
                    Finished Goods          $3,248               $2,650
                    Work in Process            511                  820
                    Raw Materials            2,034                1,251
                                            ------               ------
                                            $5,793               $4,721
                                            ======               ======

         5. Goodwill and Other Intangibles:

         The Company recorded approximately $3,854 as Goodwill and $750 as an Intangible Asset as of June 30, 2000 due to the Company's acquisition of Uniflex. Goodwill is amortized using the straight-line method over a period of twenty years. In accordance with SFAS No. 121, "Accounting for The Impairment of Long-Lived Assets", the Company evaluates its goodwill on an ongoing basis to determine potential impairment by comparing the carrying value to the undiscounted estimated expected future cash flows of the related assets. The Intangible Asset, relating to a non-compete agreement, is amortized using the straight-line method over a period of five years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands)


Results of Operations

Three Months Ended June 30, 2000 Compared to the Three Months Ended
June 30, 1999

         Net sales increased $111 or 1%, for the three months ended June 30, 2000 as compared to the same period in the prior year. The Company's recent acquisition contributed $886 in sales for the three months ended June 30, 2000. During the three months ended June 30, 2000 several of our customers were working off inventories that were built up in 1999. Customers significantly increased purchases and had major marketing promotions during 1999 in anticipation of potential Y2K interruptions.

         Gross profit increased $530 as compared to the same period in the prior year. The increase in gross profit was attributable to improved efficiencies and waste reduction realized at the Scottsburg, Indiana manufacturing facility.

         Selling, general, and administrative expenses increased $137 as compared to the same prior year period. The increase was attributable additional expenses incurred as a result of the companies acquired in 1999 and 2000.

         Interest expense increased $217 as compared to the same period in the prior year and was the result of higher average interest rates and increased debt levels. The Company increased debt in connection with the acquisitions in 1999 and 2000 by $14,050.

         Income tax expense totaled $409 for the three months ended June 30, 2000. There was no income tax expense recorded for the same period in the prior year. The Company now records income tax expense as the Company expects to fully utilize net operating loss carryforwards and no longer requires a valuation allowance to be recorded against tax assets recorded on the Company's balance sheet.

         The net income for the period was $613 ($.24 per diluted share) as compared to net income of $914 ($.31 per share after payment of preferred stock dividends) in the same period in the prior year.

Liquidity and Capital Resources

         The Company is dependent on availability under its Revolving Credit Agreement, approximately $3,300 at June 30, 2000, and its operations to provide for cash needs. The Company entered into a new credit agreement with PNC Bank, Ohio, National Association and another lender on June 6, 2000 which is a restatement of its prior credit agreements. The new credit agreement provides for available borrowings under a revolving line of credit up to a maximum of $5,000 and a $7,200 acquisition facility, which was utilized in June 2000 in connection with the Company's acquisition of Uniflex.

         Under the terms of the new credit agreement, the Company is subject to a number of financial covenants. Additionally, the Company is prohibited from paying dividends on its outstanding stock.

         Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") was $2,154 for the three months ended June 30, 2000, compared to $1,694 for the same period in the prior year. This increase is due to the increased operating income and increase depreciation and amortization incurred for the three months ended June 30, 2000. Depreciation increased due to the building expansion completed in fiscal 2000 at the Scottsburg, Indiana facility and amortization increased due to the goodwill recorded in connection with the acquisition of Uniflex.

         Through the three months ended June 30, 2000, net cash provided by operating activities was $1,799 compared to net cash used of $49 through the same period of the prior year. The increase was due to an increase in operating income as well as a decrease in accounts receivable (exclusive of the recent acquisition) and a decrease in the deferred tax asset as a result of expected utilization of the Company's net operating loss carry-forwards. Through the three months ended June 30, 2000, net cash used in investing activities was $6,686 compared to net cash used of $295 through the same period of the prior year. Through the three months ended June 30, 2000, net cash provided by financing activities was $5,140 compared to net cash provided of $340 through the same period of the prior year. The changes in both investing and financing activities were due to the acquisition of Uniflex.

         The Company believes it has both sufficient short and long term liquidity financing. The Company had a positive working capital position of $1,244 and $93 at June 30, 2000 and 1999, respectively. At June 30, 2000 the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

         The Company intends to make capital expenditures of approximately $2,500 during fiscal 2001. The Company believes that cash flow from operations and availability under the revolving line of credit are sufficient to meet its capital requirements and debt service requirements for the next twelve months. From time to time the Company has reviewed potential acquisitions of businesses. While the Company has no present commitments to acquire any businesses, such an acquisition may require the Company to issue additional equity or incur additional debt.

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

                           Part II - Other Information

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  List of Exhibits
              Exhibit Number 27 - Financial Date Schedule
         (b) Reports on Form 8-K - A Form 8-K was filed on June 20, 2000 which reported the acquisition of Assets of Uniflex Corporation

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Multi-Color Corporation
                                            (Registrant)




         Date:    August 11, 2000           By:  /s/ DAWN H. BERTSCHE
                                                --------------------------
                                                Dawn H. Bertsche
                                                Vice President-Finance,
                                                Chief Financial Officer