Form 10-Q
period 2000-09-30
MULTI COLOR CORP
filed 2000-11-14
CIK 819220

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000
                                               ---------------------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ____________ to _______



                            Commission File #0-16148
                               -------------------

                             Multi-Color Corporation
             (Exact name of Registrant as specified in its charter)


              OHIO                                        31-1125853
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)



            205 W. Fourth Street, Suite 1140, Cincinnati, Ohio 45202
          -----------------------------------------------------------
                    (Address of principal executive offices)

                  Registrant's telephone number - (513)381-1480



             ------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ----    ----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

       Common shares, no par value - 2,467,728 (as of November 13, 2000)
     ---------------------------------------------------------------------

                                    FORM 10-Q
                                    CONTENTS

PART I - FINANCIAL INFORMATION (Unaudited)


                                                                                                                       Page

Condensed Consolidated Balance Sheets at September 30, 2000 and March 31, 2000............................................3

Condensed Consolidated Statements of Income for the Three Months
Ended September 30, 2000 and September 30, 1999...........................................................................4

Condensed Consolidated Statements of Income for the Six Months
Ended September 30, 2000 and September 30, 1999...........................................................................5

Condensed Consolidated Statements of Cash Flows for the Six Months
Ended September 30, 2000 and September 30, 1999...........................................................................6

Notes to Condensed Consolidated Financial Statements......................................................................7

Management's Discussions and Analysis of Financial Condition and Results of Operations....................................8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................................10

Item 2.  Changes in Securities...........................................................................................10

Item 3.  Defaults upon Senior Securities.................................................................................10

Item 4.  Submission of Matters to a Vote of Security Holders..........................................................10-11

Item 5.  Other Information...............................................................................................10

Item 6.  Exhibits and Reports on Form 8-K................................................................................11

Signature................................................................................................................12

ITEM 1. FINANCIAL STATEMENTS

                             MULTI-COLOR CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (Thousands)

                                                                  September 30, 2000        March 31, 2000
                                                                  --------------------   ------------------
                                    ASSETS                                                 (Derived from
                                                                      (Prepared          Audited Financial
                                                                     Without Audit)           Statements)
CURRENT ASSETS
     Cash                                                                  $     --           $      2
     Accounts Receivable                                                      5,751              5,051
     Inventories                                                              5,096              4,721
     Deferred Tax Benefit                                                       448                448
     Prepaid Expenses and Other                                                  45                102
                                                                           --------           --------
                  Total Current Assets                                       11,340             10,324

PROPERTY, PLANT AND EQUIPMENT, net                                           26,000             24,148

GOODWILL AND OTHER INTANGIBLES, net                                           4,647                 71

DEFERRED TAX ASSET                                                            1,286              2,128

OTHER                                                                           132                480
                                                                           --------           --------

                  TOTAL ASSETS                                             $ 43,405           $ 37,151
                                                                           ========           ========

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES
     Revolving Bank Loan                                                   $  1,492           $  3,456
     Current Portion of Long-term Debt                                        2,883              1,519
     Current Portion of Capital Lease Obligations                               113                169
     Accounts Payable                                                         3,475              3,650
     Accrued Expenses                                                         1,988              1,811
                                                                           --------           --------
                  Total Current Liabilities                                   9,951             10,605

LONG-TERM DEBT, excluding current portion                                    18,361             12,996

CAPITAL LEASE OBLIGATIONS, excluding current portion                          4,248              4,295

DEFERRED COMPENSATION                                                           164                119
                                                                           --------           --------
                  Total Liabilities                                          32,724             28,015

SHAREHOLDERS' INVESTMENT
     Common Stock, no par value                                                 247                245
     Paid-in Capital                                                         10,174              9,978
     Treasury stock, at cost                                                    (51)               (51)
     Retained Earnings (Accumulated Deficit)                                    311             (1,036)
                                                                           --------           --------
                   Total Shareholders' Investment                            10,681              9,136
                                                                           --------           --------

                   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT          $ 43,405           $ 37,151
                                                                           ========           ========

The accompanying notes are an integral part of this financial information.

ITEM 1. FINANCIAL STATEMENTS (CONTINUE)

                             MULTI-COLOR CORPORATION

                   Condensed Consolidated Statements of Income
                            (Prepared Without Audit)
                      (Thousands except per share amounts)



                                                          Three Months Ended
                                                 -------------------------------------
                                                 September 30, 2000 September 30, 1999
                                                 ------------------ ------------------
NET SALES                                               $16,841          $12,497

COST OF GOODS SOLD                                       13,660           10,568
                                                        -------          -------

     Gross Profit                                         3,181            1,929

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              1,279              844
                                                        -------          -------

     Operating Income                                     1,902            1,085

OTHER EXPENSE                                               121               15

INTEREST EXPENSE                                            571              268
                                                        -------          -------

     Income Before Taxes                                  1,210              802

INCOME TAX EXPENSE                                          477               19
                                                        -------          -------

     NET INCOME                                         $   733          $   783
                                                        =======          =======

Preferred Stock Dividends                                    --          $    68
                                                        =======          =======

Net Income Applicable to Common Shares                  $   733          $   715
                                                        =======          =======

Basic Earnings per share                                $  0.30          $  0.31
                                                        =======          =======

Diluted Earnings per share:                             $  0.28          $  0.26
                                                        =======          =======

Average Number of Common Shares Outstanding
Basic                                                     2,464            2,305
                                                        =======          =======

Diluted                                                   2,590            3,002
                                                        =======          =======


The accompanying notes are an integral part of this financial information.

                             MULTI-COLOR CORPORATION
                             -----------------------

                   Condensed Consolidated Statements of Income
                            (Prepared Without Audit)
                      (Thousands except per share amounts)


                                                           Six Months Ended
                                                ---------------------------------------
                                                September 30, 2000  September 30, 1999
                                                ------------------  -------------------
NET SALES                                             $ 31,032          $ 26,576

COST OF GOODS SOLD                                      25,201            22,486
                                                      --------          --------

     Gross Profit                                        5,831             4,090

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             2,428             1,857
                                                      --------          --------

     Operating Income                                    3,403             2,233

OTHER EXPENSE (INCOME)                                     124               (33)

INTEREST EXPENSE                                         1,047               527
                                                      --------          --------

     Income Before Taxes                                 2,232             1,739

INCOME TAX EXPENSE                                         886                42
                                                      --------          --------

     NET INCOME                                       $  1,346          $  1,697
                                                      ========          ========

Preferred Stock Dividends                                   --          $    136
                                                      ========          ========

Net Income Applicable to Common Shares                $  1,346          $  1,561
                                                      ========          ========

Basic Earnings per share                              $   0.55          $   0.68
                                                      ========          ========

Diluted Earnings per share:                           $   0.53          $   0.57
                                                      ========          ========

Average Number of Common Shares Outstanding
Basic                                                    2,452             2,305
                                                      ========          ========

Diluted                                                  2,553             2,987
                                                      ========          ========

The accompanying notes are an integral part of this financial information.

                             MULTI-COLOR CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                            (Prepared Without Audit)
                                   (Thousands)

                                                                               Six Months Ended
                                                                      -------------------------------------
                                                                      September 30, 2000   September 30, 1999
                                                                      -------------------  -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $ 3,401           $ 1,650

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital Expenditures, net                                              (1,596)             (926)
       Acquisition of Business, net of cash received                          (6,407)              (77)
       Proceeds from sale of property, plant and equipment                         1             1,875
                                                                             -------           -------
                Net cash provided by (used in) investing activities           (8,002)              872

CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease of revolving bank loan                                        (1,963)             (569)
       Preferred Stock Dividend Payments                                          --              (482)
       Sinking fund withdrawals                                                  425               (98)
       Repayment of long-term debt, including current portion                 (1,075)           (1,201)
       Proceeds from issuance of long term debt                                7,200                --
       Repayment of Capital Lease Obligations                                   (101)             (178)
       Proceeds from issuance of common stock                                    199                --
       Capitalized Bank Fees                                                     (86)               --
                                                                             -------           -------
                Net cash provided by (used in) financing activities            4,599            (2,528)
                                                                             -------           -------
                Net decrease in cash                                              (2)               (6)

CASH, beginning of period                                                          2                10
                                                                             -------           -------

CASH, end of period                                                          $    --           $     4
                                                                             =======           =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Interest paid                                                         $   847           $   403
                                                                             =======           =======

       Income Taxes paid                                                     $    30           $    --
                                                                             =======           =======

       Acquisition accounted for as a Purchase:
           Assets acquired                                                   $ 9,286           $    --
           Liabilities assumed                                                (1,479)               --
           Cash acquired                                                        (800)               --
           Note payable                                                         (600)               --
                                                                             -------           -------
                   Net cash paid                                             $ 6,407           $    --
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

          2. Net Income Per Share Data:

          The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations (shares in thousands):

                                   Three Months Ended       Six Months Ended
                                      September 30,           September 30,
                                   2000        1999          2000       1999
                                 ---------   ---------    ---------   ---------
          Basic EPS              2,463,519  2,305,460     2,452,408   2,305,460
          Effect of dilutive
             stock options         126,448     52,182       101,044      37,506
          Convertible shares             -    644,180             -     644,180
          Diluted EPS            2,589,967  3,001,822     2,553,452   2,987,146

          Preferred stock dividends of $68 for the quarter ended September 30, 1999, have been deducted from the net income generated to arrive at the income available to common stockholders for the calculation of basic EPS. As of March 31, 2000 all preferred stock was either redeemed or converted into common stock.

          3. Inventories:

         Inventories are stated at the lower of cost (First-in-First-out) or market and are comprised of the following:

                               September 30, 2000           March 31, 2000
                           ------------------------     -----------------------
         Finished Goods             $2,143                      $2,650
         Work in Process               697                         820
         Raw Materials               2,256                       1,251
                           ------------------------     -----------------------
                                    $5,096                      $4,721
                           ========================     =======================

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS (AMOUNTS IN THOUSANDS)
         -----------------------------------

Results of Operations

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

          Net sales increased $4,344 or 35%, for the three months ended September 30, 2000 as compared to the same period in the prior year. The large increase in sales was due to several reasons. First, the Company's acquisition, in June 2000, of Uniflex, a heat shrink label manufacturer, contributed $2,584 in sales for the three months ended September 30, 2000. Second, several of the Company's global consumer product customers launched new products during the three months ended September 30, 2000. Lastly, new customers contributed to the sales increase as well.

          Gross profit increased $1,252 as compared to the same period in the prior year. The Company's recent acquisition contributed $1,024 to gross profit for the three months ended September 30, 2000. The additional increase in gross profit was attributable to the volume increase and the continued improvement of efficiencies and waste reduction realized at the Scottsburg, Indiana manufacturing facility.

          Selling, general, and administrative expenses increased $435 as compared to the same prior year period. The increase was primarily attributable to additional expenses incurred as a result of the companies acquired in 1999 and 2000.

          Interest expense increased $303 as compared to the same period in the prior year and was the result of higher average interest rates and increased debt levels. The Company increased debt in connection with the acquisitions in 1999 and 2000 by $14,050.

          Income tax expense totaled $477 for the three months ended September 30, 2000. There was minimal income tax expense recorded for the same period in the prior year. The Company now records income tax expense as the Company expects to fully utilize net operating loss carryforwards and no longer requires a valuation allowance to be recorded against tax assets recorded on the Company's balance sheet.

          The net income for the period was $733 ($.28 per diluted share) as compared to net income of $783 ($.26 per diluted share after payment of preferred stock dividends) in the same period in the prior year.

Six Months Ended September 30, 2000 Compared to the Six Months Ended September 30, 1999

          Net sales increased $4,456 or 17%, in the first six months of fiscal 2001 compared to the same period of the prior year. The increase in sales was due to several reasons. First, the Company's recent acquisition of Uniflex contributed $3,466 in sales for the six months ended September 30, 2000. Second, several of the Company's global consumer product customers launched new products during the three months ended September 30, 2000. Lastly, new customers contributed to the sales increase as well. These sales increases were offset by several of the Company's customers working off inventories during the three months ended June 30, 2000 that were built up in 1999 in anticipation of potential Y2K interruptions.

          Gross profit increased $1,741 or 43% as compared to the same period in the prior year. Gross profit margin for the first six months of fiscal 2001 was 19% as compared to 15% for the same period in the prior year. The increase in gross profit margin was attributable to the Company's recent acquisition as well as the continued improvement of efficiencies and waste reduction realized at the Scottsburg, Indiana facility.

          Selling, general and administrative expenses increased $571 as compared to the same period in the prior year. The increase was attributable to additional expenses incurred as a result of the companies acquired in 1999 and 2000.

          Interest expense increased $520 as compared to the same period in the prior year and was the result of higher average interest rates and increased debt levels. The Company increased debt in connection with the acquisitions in 1999 and 2000.

          Income tax expense increased $844 as compared to the same period in the prior year. There was minimal income tax expense recorded for the same period in the prior year. The Company now records income tax expense as the Company expects to fully utilize net operating loss carryforwards and no longer requires a valuation allowance to be recorded against tax assets recorded on the Company's balance sheet.

          The net income for the period was $1,346 ($.53 per diluted share) as compared to net income of $1,697 ($.57 per diluted share) in the same period in the prior year.

Liquidity and Capital Resources

          The Company is dependent on availability under its Revolving Credit Agreement, approximately $3,500 at September 30, 2000, and its operations to provide for cash needs. The Company entered into a new credit agreement with PNC Bank, Ohio, National Association and another lender on June 6, 2000 which is a restatement of its prior credit agreements. The new credit agreement provides for available borrowings under a revolving line of credit up to a maximum of $5,000. It also provides for a $7,200 acquisition facility, which was utilized in June 2000 in connection with the Company's acquisition of Uniflex.

          Under the terms of the new credit agreement, the Company is subject to a number of financial covenants. Additionally, the Company is prohibited from paying dividends on its outstanding stock.

          Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") was $2,525 for the three months ended September 30, 2000, compared to $1,590 for the same period in the prior year. This increase is due to the increased operating income incurred for the three months ended September 30, 2000.

          Through the six months ended September 30, 2000, net cash provided by operating activities was $3,401 compared to net cash provided of $1,650 through the same period of the prior year. The increase was due to an increase in operating income as well as a decrease in accounts receivable and inventories (exclusive of the recent acquisition) and a decrease in the deferred tax asset as a result of expected utilization of the Company's net operating loss carry-forwards. Through the six months ended September 30, 2000, net cash used in investing activities was $8,002 compared to net cash provided of $872 through the same period of the prior year. The change is due to the acquisition of Uniflex Corporation on June 5, 2000. In the same period of the prior year, the Scottsburg, Indiana facility was sold to a third party in a sale leaseback transaction. Through the six months ended September 30, 2000, net cash provided by financing activities was $4,599 compared to net cash used of $2,528 through the same period of the prior year. The increase was due to the loan incurred in connection with the acquisition of Uniflex.

          On October 19, 2000 the Board authorized the repurchase of up to $250,000 per year of the Company's outstanding common shares subject to market conditions and other investment opportunities.

          The Company believes it has both sufficient short and long term liquidity financing. The Company had a positive working capital position of $1,389 and $133 at September 30, 2000 and 1999, respectively. At September 30, 2000 the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

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

                           PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings - None

  Item 2.  Changes in Securities - None

  Item 3.  Defaults upon Senior Securities - None

  Item 4. Submission of Matters to a Vote of Security Holders - The annual meeting of shareholders was held on August 17, 2000. At such meeting, the shareholders votes on the following items:

           1.   Election of the following directors:
                Gordon B. Bonfield, 2,290,392 votes for and 46,600 withheld. Charles B. Connolly, 2,290,392 votes for and 46,600 withheld. Francis D. Gerace, 2,336,092 votes for and 900 withheld. Lorrence T. Kellar, 2,336,092 votes for and 900 withheld. Roger A. Keller, 2,332,092 votes for and 4,900 withheld. Burton D. Morgan, 2,333,532 votes for and 3,460 withheld. David H. Pease, Jr. 2,332,092 votes for and 4,900 withheld.

         2. Ratification of the appointment of Grant Thornton LLP as the Company's independent public accountants for fiscal 2001. (2,336,392 votes for; 600 votes against; 0 abstentions.

Item 5.Other Information - None

Item 6. Exhibits and Reports on Form 8-K

    (a)  List of Exhibits
         Exhibit Number 27 - Financial Data Schedule
    (b) Reports on Form 8-K - A Form 8-K/A was filed on August 18, 2000 which included the required financial statements relating to the acquisition of Uniflex

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Multi-Color Corporation
                                            (Registrant)




         Date:    November 13, 2000        By: /s/ Dawn H. Bertsche
                                               -----------------------------
                                               Dawn H. Bertsche
                                               Vice President-Finance,
                                               Chief Financial Officer