Form 10-Q
period 2000-12-31
MULTI COLOR CORP
filed 2001-02-14
CIK 819220

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     December 31, 2000
                                                ----------------------

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________ to ____________


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



                  ---------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X   No
                                        -----     ----

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

        Common shares, no par value - 2,480,128 (as of February 5, 2001)
        ----------------------------------------------------------------

                                    FORM 10-Q
                                    CONTENTS

PART I - FINANCIAL INFORMATION (Unaudited)

                                                                                                                       Page

Condensed Consolidated Balance Sheets at December 31, 2000 and March 31, 2000.............................................3

Condensed Consolidated Statements of Income for the Three Months
Ended December 31, 2000 and December 31, 1999.............................................................................4

Condensed Consolidated Statements of Income for the Nine Months
Ended December 31, 2000 and December 31, 1999.............................................................................5

Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended December 31, 2000 and December 31, 1999.............................................................................6

Notes to Condensed Consolidated Financial Statements......................................................................7

Management's Discussions and Analysis of Financial Condition and Results of Operations....................................8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................................11

Item 2.  Changes in Securities...........................................................................................11

Item 3.  Defaults upon Senior Securities.................................................................................11

Item 4.  Submission of Matters to a Vote of Security Holders.............................................................11

Item 5.  Other Information...............................................................................................11

Item 6.  Exhibits and Reports on Form 8-K................................................................................11

Signature................................................................................................................12

                        PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                             MULTI-COLOR CORPORATION
                      Condensed Consolidated Balance Sheets
                                   (Thousands)

                                                                                   December 31, 2000        March 31, 2000
                                    ASSETS                                        --------------------   ---------------------
                                    ------                                            (unaudited)
CURRENT ASSETS
     Cash                                                                         $                 3    $                  2
     Accounts Receivable                                                                        5,567                   5,051
     Inventories                                                                                5,598                   4,721
     Deferred Tax Benefit                                                                         448                     448
     Prepaid Expenses and Other                                                                    82                     102
                                                                                  --------------------   ---------------------
                  Total Current Assets                                                         11,698                  10,324

PROPERTY, PLANT AND EQUIPMENT, net                                                             25,892                  24,148

GOODWILL AND OTHER INTANGIBLES, net                                                             4,558                      71

DEFERRED TAX ASSET                                                                                706                   2,128

OTHER                                                                                             241                     480
                                                                                  --------------------   ---------------------

                  TOTAL ASSETS                                                    $            43,095    $             37,151
                                                                                  ====================   =====================

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------

CURRENT LIABILITIES:
     Revolving Bank Loan                                                          $                 -    $              3,456
     Current Portion of Long-term Debt                                                          3,246                   1,519
     Current Portion of Capital Lease Obligations                                                  98                     169
     Accounts Payable                                                                           3,849                   3,650
     Accrued Expenses                                                                           2,393                   1,811
                                                                                  --------------------   ---------------------
                  Total Current Liabilities                                                     9,586                  10,605

LONG-TERM DEBT, excluding current portion                                                      17,426                  12,996

CAPITAL LEASE OBLIGATIONS, excluding current portion                                            4,225                   4,295

DEFERRED COMPENSATION                                                                             189                     119
                                                                                  --------------------   ---------------------
                  Total Liabilities                                                            31,426                  28,015

SHAREHOLDERS' INVESTMENT
     Common Stock, no par value                                                                   249                     245
     Paid-in Capital                                                                           10,245                   9,978
     Treasury stock, at cost                                                                     (51)                    (51)
     Retained Earnings (Accumulated Deficit)                                                    1,226                 (1,036)
                                                                                  --------------------   ---------------------
                   Total Shareholders' Investment                                              11,669                   9,136
                                                                                  --------------------   ---------------------

                   TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                 $            43,095    $             37,151
                                                                                  ====================   =====================

The accompanying notes are an integral part of this financial information.

----------------------------------------

                             MULTI-COLOR CORPORATION
                             -----------------------

                   Condensed Consolidated Statements of Income
                                  (Unaudited)
                      (Thousands except per share amounts)

                                                                                   Three Months Ended
                                                                    -------------------------------------------------
                                                                       December 31, 2000        December 31, 1999
                                                                    ------------------------  -----------------------

NET SALES                                                           $                16,289   $              $12,795

COST OF GOODS SOLD                                                                   12,962                   10,598
                                                                    ------------------------  -----------------------

     Gross Profit                                                                     3,327                    2,197

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                          1,181                      839
                                                                    ------------------------  -----------------------

     Operating Income                                                                 2,146                    1,358

OTHER EXPENSE (INCOME)                                                                  123                      (46)

INTEREST EXPENSE                                                                        497                      362
                                                                    ------------------------  -----------------------

     Income Before Taxes                                                              1,526                    1,042

INCOME TAX EXPENSE                                                                      610                       22
                                                                    ------------------------  -----------------------

     NET INCOME                                                     $                   916                    1,020
                                                                    ------------------------  -----------------------

Preferred Stock Dividends                                           $                     -                       40
                                                                    ------------------------  -----------------------

Net Income Applicable to Common Shares                              $                   916                      980
                                                                    ========================  =======================

Basic Earnings per share                                            $                  0.37   $                 0.42

Diluted Earnings per share                                          $                  0.35   $                 0.37

Average Number of Common Shares Outstanding

Basic                                                                                 2,470                    2,360

Diluted                                                                               2,626                    2,762

The accompanying notes are an integral part of this financial information.

----------------------------------------

                             MULTI-COLOR CORPORATION
                             -----------------------

                   Condensed Consolidated Statements of Income
                                  (Unaudited)
                      (Thousands except per share amounts)

                                                                                    Nine Months Ended
                                                                     -------------------------------------------------
                                                                        December 31, 2000        December 31, 1999
                                                                     ------------------------  -----------------------

NET SALES                                                            $                47,321   $               39,372

COST OF GOODS SOLD                                                                    38,163                   33,092
                                                                     ------------------------  -----------------------

     Gross Profit                                                                      9,158                    6,280

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                           3,609                    2,690
                                                                     ------------------------  -----------------------

     Operating Income                                                                  5,549                    3,590

OTHER EXPENSE (INCOME)                                                                   247                      (82)

INTEREST EXPENSE                                                                       1,544                      891
                                                                     ------------------------  -----------------------

     Income Before Taxes                                                               3,758                    2,781

INCOME TAX EXPENSE                                                                     1,496                       64
                                                                     ------------------------  -----------------------

     NET INCOME                                                      $                 2,262   $                2,717
                                                                     ------------------------  -----------------------

Preferred Stock Dividends                                            $                     -   $                  177
                                                                     ------------------------  -----------------------

Net Income Applicable to Common Shares                               $                 2,262   $                2,540
                                                                     ========================  =======================

Basic Earnings per share                                             $                  0.92   $                 1.09

Diluted Earnings per share                                           $                  0.88   $                 0.94

Average Number of Common Shares Outstanding

Basic                                                                                  2,458                    2,324

Diluted                                                                                2,578                    2,904

The accompanying notes are an integral part of this financial information.

----------------------------------------

                            MULTI-COLOR CORPORATION

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                  (Thousands)

                                                                                  Nine Months Ended
                                                                      --------------------------------------------
                                                                        December 31, 2000      December 31, 1999
                                                                      --------------------    --------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             $              5,982    $              3,537

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital Expenditures, net                                                    (2,147)                 (1,587)
       Acquisition of Business, net of cash received                                (6,407)                  2,078
       Proceeds from sale of property, plant and equipment                               1                   1,875
                                                                      --------------------    --------------------
                Net cash provided by (used in) investing activities                 (8,553)                  2,366

CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease of revolving bank loan                                              (3,455)                 (1,692)
       Preferred Stock Dividend Payments                                              --                      (521)
       Sinking fund withdrawals                                                        428                   2,060
       Redemption of Preferred A stock                                                --                    (2,835)
       Repayment of long-term debt, including current portion                       (1,647)                 (6,267)
       Proceeds from issuance of long term debt                                      7,200                   3,477
       Repayment of Capital Lease Obligations                                         (139)                   (155)
       Proceeds from issuance of common stock                                          271                      23
       Capitalized Bank Fees                                                           (86)                   --
                                                                      --------------------    --------------------
                Net cash provided by (used in) financing activities                  2,572                  (5,910)
                                                                      --------------------    --------------------
                Net increase (decrease) in cash                                          1                      (7)
CASH, beginning of period                                                                2                      10
                                                                      --------------------    --------------------
CASH, end of period                                                   $                  3    $                  3
                                                                      ====================    ====================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Interest paid                                                  $              1,235    $                891
       Income Taxes paid                                              $                 51    $                 64

       Acquisition accounted for as a Purchase:
           Assets acquired                                            $              9,286    $              4,407
           Liabilities assumed                                                      (1,479)                 (6,485)
           Cash acquired                                                              (800)                   --
           Note payable                                                               (600)                   --
                                                                      --------------------    --------------------
                   Net cash paid (received)                           $              6,407    $             (2,078)
                                                                      ====================    ====================

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

         2.       Net Income Per Share Data:

          The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations (shares in thousands):

                                                    Three months ended                  Nine months ended
                                                       December 31,                        December 31,
                                                   2000            1999             2000               1999
                                                ----------      ----------       ----------         ----------
          Basic EPS                                2,470           2,360            2,458              2,324
          Effect of dilutive stock options           156              30              120                 27
          Convertible shares                           -             372                -                553
          Diluted EPS                              2,626           2,762            2,578              2,904

          Preferred stock dividends of $40 and $177 for the three months and nine months ended December 31, 1999, respectively, have been deducted from the net income generated to arrive at the income available to common stockholders for the calculation of basic EPS. As of March 31, 2000 all preferred stock were either redeemed or converted into common stock.

3.       Inventories:

         Inventories are stated at the lower of cost (First-in-First-out) or market and are comprised of the following:

                                                                   December 31,2000              March 31,2000
                                                                  ------------------            --------------
         Finished Goods                                                     $3,002                    $2,650
         Work in Process                                                       763                       820
         Raw Materials                                                       1,833                     1,251
                                                                  -----------------            --------------
                                                                            $5,598                    $4,721
                                                                  =================            ==============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS)

Results of Operations

Three Months Ended December 31, 2000 Compared to the Three Months Ended December 31, 1999

          Net sales increased $3,494 or 27%, for the three months ended December 31, 2000 as compared to the same period in the prior year. The increase in sales is attributable to the Company's entrance into the heat-shrink label and pressure-sensitive label markets through the acquisitions completed in the third quarter of fiscal 2000 and the first quarter of fiscal 2001. Additionally, sales of in-mold labels to existing customers increased as a result of new product introductions by the Company's key customers. The Company also benefited from the awarding of new business on current products of the Company's existing customers.

          Gross profit increased $1,130 or 51% as compared to the same period in the prior year. The increase in gross profit was partially attributable to the increase in sales to new markets as described above. In addition, favorable product mix, an increase in volume and the continued improvement of efficiencies and waste reduction realized at the Scottsburg, Indiana and Batavia, Ohio manufacturing facilities contributed to the increase in gross margin. The Company continues to focus on more specialized and technically demanding label applications, which generate higher margins, while continuing to reduce the volume of lower-end prime labels.

          Selling, general and administrative expenses increased $342 as compared to the same prior year period. The increase was primarily attributable to additional sales and marketing expenses incurred as a result of the acquisitions the Company completed in fiscal 2000 and 2001.

          Interest expense increased $135 as compared to the same period in the prior year and was the result of higher average interest rates and increased debt levels, offset by the reduction of interest expense associated with the paydown of the Company's revolving bank loan. The Company had no outstanding borrowings under the revolving bank loan at December 31, 2000. Overall, the Company increased debt in connection with the acquisitions in 1999 and 2000 by $14,050.

          Income tax expense totaled $610 for the three months ended December 31, 2000. There was minimal income tax expense recorded for the same period in the prior year. The Company now records income tax expense as the Company expects to fully utilize net operating loss carryforwards and no longer requires a valuation allowance to be recorded against tax assets recorded on the Company's balance sheet.

          The net income for the period was $916 ($.35 per diluted share) as compared to net income of $1,020 ($.37 per diluted share after payment of preferred stock dividends) in the same period in the prior year. The increase in pre-tax income was offset by the addition of tax expense discussed above, causing earnings per share to decline.

Nine Months Ended December 31, 2000 Compared to the Nine Months Ended December 31, 1999

          Net sales increased $7,949 or 20%, in the first nine months of fiscal 2001 compared to the same period of the prior year. The increase in sales is attributable to the Company's entrance into the heat-shrink label and pressure-sensitive label markets through the acquisitions completed in the third quarter of fiscal 2000 and the first quarter of fiscal 2001. Additionally, sales of in-mold labels to existing customers increased as a result of new product introductions by the Company's key customers during the second and third quarters of fiscal 2001. The Company also benefited from the awarding of new business on current products of the Company's existing customers. These sales increases were offset by the first quarter of fiscal 2001 impact of several of the Company's customers working off inventories during the three months ended June 30, 2000 that were built up in 1999 in anticipation of potential Y2K interruptions.

          Gross profit increased $2,878 or 46% as compared to the same period in the prior year. Gross profit margin for the first nine months of fiscal 2001 was 19% as compared to 16% for the same period in the prior year. The increase in gross profit was partially attributable to the increase in sales to new markets as described above. In addition, favorable product mix experienced by the Company during the third quarter of fiscal 2001 and the continued improvement of efficiencies and waste reduction realized at the Scottsburg, Indiana and Batavia, Ohio manufacturing facilities contributed to the increase in gross profit.

          Selling, general and administrative expenses increased $919 as compared to the same period in the prior year. The increase was attributable to additional sales and marketing expenses incurred as a result of the acquisitions the Company completed in fiscal 2000 and 2001.

          Interest expense increased $653 as compared to the same period in the prior year and was the result of higher average interest rates and increased debt levels, offset by the reduction of interest expense associated with the paydown of the Company's revolving bank loan. The Company had no outstanding borrowings under the revolving bank loan at December 31, 2000. Overall, the Company increased debt in connection with the acquisitions in 1999 and 2000.

          Income tax expense increased $1,432 as compared to the same period in the prior year. There was minimal income tax expense recorded for the same period in the prior year. The Company now records income tax expense as the Company expects to fully utilize net operating loss carryforwards and no longer requires a valuation allowance to be recorded against tax assets recorded on the Company's balance sheet.

          The net income for the period was $2,262 ($.88 per diluted share) as compared to net income of $2,540 ($.94 per diluted share) in the same period in the prior year. The increase in pre-tax income was offset by the addition of tax expense discussed above, causing earnings per share to decline.

Liquidity and Capital Resources

          The Company is dependent on availability under its Revolving Credit Agreement, $5,000 at December 31, 2000, and its operations to provide for cash needs. The Company entered into a new credit agreement with PNC Bank, Ohio, National Association and another lender on June 6, 2000 which is a restatement of its prior credit agreements. The new credit agreement provides for available borrowings under a revolving line of credit up to a maximum of $5,000 and a $7,200 acquisition facility, which was utilized in June 2000 in connection with the Company's acquisition of Uniflex.

          Under the terms of the new credit agreement, the Company is subject to a number of financial covenants. Additionally, the Company is prohibited from paying dividends on its outstanding stock.

          Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") was $2,811 for the three months ended December 31, 2000, compared to $1,961 for the same period in the prior year. This increase is due to the increased operating income incurred for the three months ended December 31, 2000.

          Through the nine months ended December 31, 2000, net cash provided by operating activities was $5,982 compared to net cash provided of $3,537 through the same period of the prior year. The increase was due to an increase in operating income as discussed above as well as favorable changes in working capital. Through the nine months ended December 31, 2000, net cash used in investing activities was $8,553 compared to net cash provided of $2,366 through the same period of the prior year. The acquisition that the Company completed in the first quarter of fiscal 2001 required a net cash outlay of $6,200. In the nine months ended December 31, 1999, the Scottsburg, Indiana facility was sold to a third party in a sale leaseback transaction and cash was also received in the acquisition the Company completed during that period. Through the nine months ended December 31, 2000, net cash provided by financing activities was $2,572 compared to net cash used of $5,910 through the same period of the prior year. The change was due to the debt incurred to fund the acquisition completed during the first quarter of fiscal 2001 and the redemption of Series A Convertible Preferred Stock during the nine months ended December 31, 1999.

          The Company believes it has both sufficient short and long term liquidity financing. The Company had a working capital position of $2,112 and $(611) at December 31, 2000 and 1999, respectively. At December 31, 2000 the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

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

          Statements concerning expected financial performance, on-going business strategies, and possible future action which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic conditions; the success of its significant customers; acceptance of new product offerings; changes in business strategy or plans; availability, terms and development of capital; availability of raw materials; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; competition; the ability to achieve cost reductions; and increases in general interest rates levels affecting the Company's interest costs. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           Part II - Other Information
                           ---------------------------

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K - None

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Multi-Color Corporation
                                              (Registrant)




Date:    February 14,2001                     By: /s/ Dawn H. Bertsche
                                                  ------------------------------
                                                  Dawn H. Bertsche
                                                  Vice President-Finance,
                                                  Chief Financial Officer