Form 10-K
period 2001-03-31
MULTI COLOR CORP
filed 2001-06-27
CIK 819220

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2001
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from _____________

                         Commission File Number 0-16148

                             MULTI-COLOR CORPORATION

------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                OHIO                                 31-1125853
-------------------------------------      -----------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                Identification No.)


205 WEST FOURTH STREET, CINCINNATI, OHIO               45202
----------------------------------------   -----------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (513) 381-1480

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

The aggregate market value of voting stock based on a closing price of $11.45 per share held by nonaffiliates of the registrant is $28,584,238 as of June 18, 2001.

As of June 18, 2001, 2,496,440 shares of common stock, no par value, were issued and outstanding.


                                       INDEX TO ANNUAL REPORT ON FORM 10-K


PART I                                                                                                      Page
               Item 1     -        Business                                                                  2
               Item 2     -        Properties                                                                6
               Item 3     -        Legal Proceedings                                                         6
               Item 4     -        Submission of Matters to a Vote of Security Holders                       6

PART II
               Item 5     -        Market for the Registrant's Common Stock and Related Stockholder          7
                                   Matters
               Item 6     -        Selected Financial Data                                                   8
               Item 7     -        Management's Discussion and Analysis of Financial Condition and           9
                                   Results of Operations
               Item 7A    -        Quantitative and Qualitative Disclosures About Market Risk               11
               Item 8     -        Financial Statements and Supplementary Data                              11
               Item 9     -        Changes in and Disagreements with Accountants on Accounting and          27
                                   Financial Disclosure

PART III       Part III (except for certain  information  relating to  Executive  Officers  included in     27
               Part I) is  omitted.  The  Company  intends  to file with the  Securities  and  Exchange
               Commission  within  120 days of the close of the  fiscal  year  ended  March 31,  2001 a definitive  proxy statement  containing such  information  pursuant to Regulation 14A of the  Securities  Exchange  Act of 1934  and  such  information  shall  be  deemed  to be incorporated herein by reference from the date of filing such document.

PART IV
               Item 14    -        Exhibits, Financial Statement Schedules, and Reports on Form 8-K         27

FORWARD-LOOKING STATEMENTS

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

                                     PART I
                                     ------

ITEM 1.  BUSINESS

GENERAL

         Multi-Color is a leading U.S. manufacturer of specialty labels for major global consumer-product companies for liquid detergents, laundry-care products, household cleaners, beverages and health and beauty aids. The Company offers in-mold labels (IML), specialty, pressure-sensitive and heat-shrink labels utilizing gravure, lithographic and flexographic printing technologies. In addition to the Company's label offerings, the Company also produces gravure cylinders for use in the Company's printing processes as well as for sale to outside customers.

         The Company believes that it is the world leader in producing IML labels, based on its share of the IML market. IML labels are complex and technically demanding products. IML labels are labels that are affixed to blow-molded plastic containers as the containers are being molded. The finished IML product is a finely detailed, strikingly attractive label that performs consistently well for plastic container manufacturers and adds marketing value and product security for consumer product companies. The Company sells its labels in the United States, Mexico and South America. Multi-Color currently produces labels for approximately 60 customers.

         The Company's executive offices are located at 205 West Fourth Street, Cincinnati, Ohio 45202, and its telephone number is (513)381-1480. Unless the context otherwise requires, the "Company" and "Multi-Color" refer to Multi-Color Corporation.

PRODUCTS

         The Company's predecessors began producing paper labels in 1918 and the Company has maintained customer relationships that have existed since that time. Multi-Color provides printed labels to consumer product companies. These labels are used to wrap products or are affixed to finished product containers. The labels are printed for liquid detergents, laundry-care products, household cleaners, beverages, gum and health and beauty aids. The Company also sells unprinted substrates to other label printing companies.

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

         The in-mold label is a technically demanding product. Each component of the label producing process, starting with substrates (the base material for the label) and the laser-exposed gravure cylinder to the printing with up to eight colors - along with over-coats and adhesives - requires a special expertise for success. The Company believes that its strength lies in several areas, two of which are the substrates used in the printing process and the production of the gravure cylinder.

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

Cylinders:
----------

         Technology for the gravure cylinder is another key competitive advantage for the Company. At the Company's Laser Graphic Systems plant in Erlanger, Kentucky, the Company employs laser-exposing and chemical-engraving technology developed by Think Laboratories of Japan to produce gravure cylinders. Currently, Multi-Color is the only cylinder manufacturer in the United States with this technology. The Think process has many advantages. The process uses a laser to expose the cylinder directly from the computer without ever having to generate films. The cylinders are then chemically etched to produce very fine and highly accurate cells. The process is quicker and less costly than other engraving processes as several process steps are removed since the system is completely digital. Equally important, this technology creates cells with fineness of depth and surface size to eliminate the stairstep edges that have limited the application of gravure printing. It creates smooth and feathered patterns of color. It also gives clear definition to ever smaller type sizes required as companies add more information and more languages to their labels. The Company also uses a copper ballard shell technology that cuts cost and time from cylinder production.

         Historically, the Laser Graphic Systems facility has been an integrated supplier of cylinders to the Company's other facilities. Minimal sales of cylinders were made to outside third parties. In fiscal 2001, the Company upgraded the pre-press area of Laser Graphic Systems as well as made improvements in the manufacturing system leading to increased capacity. A number of specialized users of gravure cylinders have been targeted and the special abilities of the Think system is being offered to a select portion of the cylinder market.

Pressure-sensitive labels:
--------------------------

         In December 1999, Multi-Color began offering pressure-sensitive labels to customers in conjunction with the acquisition of Buriot International, Inc. ("Buriot"). In this acquisition, the Company acquired a two year old manufacturing facility that is equipped with an offset press and a flexographic press. Both presses are equipped with interstation ultraviolet (UV) drying equipment. The flexographic press is also equipped for hot foil stamping and rotary screen capabilities.

         The pressure-sensitive market is the largest single segment within the overall label market and represents a significant growth opportunity. The Company's strategy is to be a supplier of pressure-sensitive labels in categories that demand high impact graphics or are otherwise technically challenging. In September of 2000, the Company installed a second flexographic press to produce pressure-sensitive labels. Both of the presses are equipped with UV curing units and have the ability to print screen inks as well as apply foil stamping for highly decorated products.

Heat-shrink labels:
-------------------

         In June 2000, Multi-Color began offering heat-shrink labels and tamper-evident bands in conjunction with the acquisition of Uniflex Corporation ("Uniflex"). In this acquisition, the Company acquired a manufacturing facility that is equipped with a gravure press and finishing equipment. Heat-shrink labels are form-fitting labels which can provide for 360 degree printing, enabling customers to cover the complete circumference of a bottle with colorful images.

         The heat-shrink market is growing rapidly as consumer products companies look for ways to cause their products to stand out on the shelf. New age beverages, sports drinks, and spirits are among the segments that have adopted this decorating technology. However, there is demand growing in the food and the personal care markets that will greatly increase the sales opportunities for heat-shrink labels. The Company is expanding its manufacturing base for these products and will produce heat-shrink labels in three of its locations.

         These acquisitions allow the Company to become a "one-stop-shop" for a customer's label requirements, offering a variety of label applications. The acquisition of the Batavia facility expanded the Company's ability to print labels using the lithographic and flexographic technology. This allows the Company to enter several market categories that cannot be served by rotogravure printing. In particular, the health and beauty market and personal care segments often use clear in mold materials and require a level of print quality that can only be met with a combination of screen inks and flexographic technology. The demand for these products is growing rapidly and the marketplace is thirsty for a technology leader.

         Another segment that is gaining strength is injection in-mold labeling. Historically, injection molded products are decorated with pressure sensitive or direct print methods. However, several years ago, injection in-mold technology was developed in Europe and today it enjoys much success. A number of U.S. companies are starting to explore injection IML and the Company intends to be a leading supplier. The majority of these products are printed using the lithographic process which utilizes another of the technologies at the Batavia location.

SALES AND MARKETING

         The Company sells to a broad range of consumer products companies located in the United States, Canada, Mexico and Latin America. In some cases, multi-year agreements are in place and in other cases the customers provides quarterly or annual requirements. Often the Company is the sole supplier of specific families of products.

         Recent acquisitions have allowed the Company to increase its value to both new and existing customers. The strategy is to adopt a counselor selling approach which allows the sales organization to review the requirements of the container to be decorated and then offer a number of alternative decorating methods. Thereby, the Company is viewed as an expert source of multiple materials and methods, able to cut across numerous technologies, and offer the best possible cost effective solution.

         The Company maintains a marketing and technical support staff of 17 people who are responsible for developing innovative solutions, including new labels, for customers' label needs. Included in the support staff are field engineers whose job is to assist the customers with technically demanding products and processes. In this manner, the Company differentiates itself from its competitors and is often chosen for the most challenging projects.

         The sales organization has been increased to include representatives in Canada and Mexico in order to increase sales in those regions. There is also a growing need to serve markets in the Pacific Rim. Multi-national customers are searching for companies that are capable of supporting global brands and the Companies leadership in IML and heat shrink products drives increased interest in our capabilities.

         Approximately 58% of the Company's total sales in fiscal 2001 were to three customers: The Procter & Gamble Company, 38% (divided among six product categories and three separate purchasing groups), Alvin Press, 10% (Alvin Press is a long-standing supplier to the Unilever Corporation) and The Quaker Oats Company, 10%. The loss or substantial reduction of the business of any of the major customers in a particular year could have a material adverse effect on the Company.

ACQUISITIONS

         The Company is pursuing acquisitions in order to contribute to the Company's growth. The Company believes that acquisitions are one method of increasing its presence in existing markets, expanding into new markets, gaining new product offerings and improving operating efficiencies through economies of scale. The printing industry is highly fragmented and offers many opportunities for acquisitions. During fiscal 2001, the Company completed its second acquisition. In June 2000, the Company, through its wholly owned subsidiary, MCC-Uniflex, LLC, acquired the assets and assumed certain liabilities of Uniflex Corporation, a heat-shrink label printing company with a production facility in Las Vegas, Nevada and offices in Anaheim Hills, California.

         The Company continually seeks to identify and evaluate potential acquisition candidates and from time to time, engages in discussions with such candidates. Presently management has not entered into any agreements relating to new acquisitions and future acquisitions may not occur.

PRINTING OPERATIONS

         Multi-Color's printing equipment consists of four gravure printing presses in its Scottsburg plant, an offset press and two flexographic presses in its Batavia plant and a gravure printing press in its Las Vegas plant. All of the Company's presses are capable of multi-color, high-speed and high-quality graphic printing. The Company also has a wide variety of cutting and finishing equipment used to process printed material. The wide range of capabilities and versatility provided by the Company's equipment permits it to respond rapidly to changing customer needs, including the development of new products. The Company believes it has sufficient capacity to meet any expected growth of its products. At March 31, 2001 and March 31, 2000, the label backlog was approximately $6,100,000 and $2,300,000, respectively. The backlog at March 31, 2001 increased over the backlog at March 31, 2000 due to strong orders and the acquisitions completed by the Company during fiscal 2000 and fiscal 2001. All backlog is expected to be completed in the next fiscal year.

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

         The Company's emphasis is to develop and market new products for applications where superior technical characteristics are required. Multi-Color developed and is successfully marketing a range of plastic in-mold labels for applications in which plastic containers are subjected to more demanding physical requirements. Also, the Company works closely with container manufacturers developing improved label products that result in increased efficiencies and lower waste that translates to lower cost for its consumer products customers.

         Multi-Color's research and development expenditures totaled $301,000 in fiscal 2001, $320,000 in fiscal 2000 and $340,000 in fiscal 1999.

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

COMPETITION

         The Company has a large number of competitors in the traditional and pressure sensitive label markets and three principal competitors in each of the in-mold label and heat-shrink label markets. Some of these competitors in the traditional and pressure sensitive label markets have greater financial and other resources than the Company. The competitors in the in-mold label and heat-shrink label markets are either private companies or subsidiaries of public companies and the Company cannot access the financial resources of these organizations. Multi-Color could be adversely affected should a competitor develop labels similar or technologically superior to the Company's in-mold label. Although price is an important competitive factor in the

Company's business, the Company believes competition is principally dependent upon quality, service, and technical expertise and experience. Customer service, quality and qualification requirements present barriers to new entrants into Multi-Color's markets.

EMPLOYEES

         As of March 31, 2001, the Company had 320 employees. Multi-Color considers its labor relations to be good and has not experienced any work stoppages during the previous ten years.

REGULATION

         The Company operations are subject to regulation by federal and state environmental protection agencies. To insure ongoing compliance with federal and state environmental protection agency requirements, the Company retains an outside environmental consultant to monitor environmental compliance. Additionally, the Company made capital investments of approximately $689,000 from fiscal 1999 to fiscal 2001 to maintain compliance with federal and state environmental requirements and to improve its existing equipment as part of its ongoing environmental compliance strategy.

         The United States Food and Drug Administration regulates the raw materials used in labels for food products. These regulations apply to the consumer products companies for which Multi-Color produces labels. Multi-Color uses materials specified by the consumer products companies in producing labels for food products.

ITEM 2.  PROPERTIES

         Multi-Color operates four production facilities. The Scottsburg, Indiana plant has 112,300 square feet and is situated on 14 acres, 30 miles north of Louisville, Kentucky. The Erlanger, Kentucky facility, housing its Laser Graphic Systems division has approximately 12,000 square feet and is located on approximately 3 acres, 10 miles south of Cincinnati. The Batavia, Ohio plant has approximately 29,000 square feet and is situated on approximately 6 acres, 15 miles northeast of Cincinnati. The Las Vegas, Nevada plant has approximately 41,000 square feet and is located within a business park facility. The total manufacturing capacity of the Company is approximately 194,000 square feet. The Company owns the real estate constituting the Erlanger and Batavia facilities. The Scottsburg plant is leased under a 20 year lease agreement. The Las Vegas plant is leased under an agreement expiring in 2003. The land and buildings of all the plant sites with the exception of the Las Vegas plant, are encumbered by mortgages in favor of the lenders under the Company's credit facility. The Company's executive offices are located at 205 West Fourth Street, Cincinnati, Ohio in approximately 5,000 square feet of leased office space. The Company's properties are in good condition, are well maintained, and are adequate for the Company's intended uses.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None during the fourth quarter of the fiscal year ending March 31, 2001.

         EXECUTIVE OFFICERS

         Francis D. Gerace, 48, was promoted to President and appointed a Director on May 18, 1999 and was elected Chief Executive Officer in August 1999. Prior to that time Mr. Gerace served as the Company's Vice President of Operations from April 1998 to May 1999. Mr. Gerace held various operating positions and was Director of Strategic Business Systems for Fort James Corporation's Packaging Business from 1993 to 1998. From 1974 to 1993, Mr. Gerace held various general management positions with Conagra, Inc. and Beatrice Foods Company.

         Steven G. Mulch, 51, was promoted to Senior Vice President of Sales and Marketing in April of 2000. He previously held the position of Vice President of Corporate Sales and Business Development with the Company from April 1998 to April 2000. Prior to joining Multi-Color, Mr. Mulch was Vice President and General Manager of a four plant division of Fort James Corporation's Packaging Business from 1991 to 1998. From 1972 to 1991, Mr. Mulch held various positions with Tenneco, Inc. including general manager of the offset carton converting plant in Grand Rapids, Michigan.

         Dawn H. Bertsche, 44, was appointed Vice President of Finance, Chief Financial Officer and Secretary in August 1999. Prior to joining Multi-Color, Ms. Bertsche was Chief Financial Officer for Hill Top Research, Inc. from 1997 to 1999 and held the position of Vice President and Controller and other financial positions for Clopay Corporation from 1987 to 1997. From 1977 to 1987, Ms. Bertsche held various financial management positions with LSI Lighting Systems, Inc. and Price Waterhouse.

         John R. Voelker, 58, was appointed Vice President of Sales, In-Mold Labels in June of 1995. Prior to that time Mr. Voelker served as the Company's Vice President National Accounts from 1992 to 1995 and Vice President Multi-Color Graphics from 1989 to 1992.

         Thomas J. Vogt, 52, was appointed Vice President of Sales, Specialty Labels in December of 1999. Prior to joining Multi-Color, Mr. Vogt was Vice President of Sales at Gar Doc, Inc. from 1994 to 1999. From 1970 to 1994, Mr. Vogt held various officer and stock ownership positions in companies that he formed in the color separation, computer design and label printing industries.

         John P. McKeough, 34, was promoted to Vice President of Operations in June 2000. Prior to that time he served as Plant Manager of the Company's Scottsburg, Indiana facility. Before joining the Company, he held various production management positions at Fort James Corporation's Packaging Business from 1992 to 1999.

         M. John Yamasaki, 59, was appointed Vice President of Sales and Product Development, Heat-Shrink Labels in June 2000. Prior to joining Multi-Color, he was Chief Executive Officer for Uniflex Corporation from 1987 to 2000.


                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's shares trade in the over-the-counter market under the NASDAQ-NMS symbol LABL. The following table sets forth the high and low sales prices of the Company's common stock ("Common Stock") as reported in the NASDAQ National Market System during fiscal years 2000 and 2001. The Company's stock is thinly traded. Accordingly, the prices below may not be indicative of prices at which a large number of shares can be traded or reflective of prices that would prevail in a more active market.

                                                    High             Low
                                                    ----             ---

        March 29, 1999 to June 30, 1999             $6.88          $4.88
        July 1, 1999 to September 30, 1999          $8.13          $5.63
        October 1, 1999 to December 31, 1999        $7.00          $5.38
        January 1, 2000 to March 31, 2000           $7.50          $5.50

        April 1, 2000 to June 30, 2000              $8.00          $6.50
        July 1, 2000 to September 30, 2000          $8.75          $7.75
        October 1, 2000 to December 31, 2000       $10.38          $7.88
        January 1, 2001 to March 31, 2001          $11.75          $8.50


         As of June 18, 2001, there were approximately 400 shareholders of record of the Common Stock.

         Multi-Color currently intends to retain its earnings to fund the growth of its business and does not anticipate paying any cash dividends on Common Stock in the foreseeable future. The Company's financing agreements currently prohibit the payment of Common Stock cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA (1)


                                                     MARCH 31     March 31      March 28      March 29     March 30
                                                    ------------ ------------ -------------- ------------ ------------
                                                       2001       2000 (3)        1999         1998 (2)       1997
--------------------------------------------------- ------------ ------------ -------------- ------------ ------------
                                                                  (In thousands, except per share amounts)

Net sales                                             $66,618      $53,331       $49,786       $47,576      $48,143
Gross profit                                           13,288        9,014         6,929         4,840        8,267
Operating income (loss)                                 8,305        4,280         2,165        (2,455)       2,579
Income (loss) before cumulative effect of
  a change in accounting principle                      3,559        5,626         1,259        (4,071)       1,627
Cumulative effect of a change in accounting
  principle                                                 -            -           224             -            -
Net income (loss)                                       3,559        5,626         1,484        (4,071)       1,627
Diluted earnings (loss) per share                        1.37         2.01          0.50         (2.00)        0.58
Weighted average shares outstanding - diluted           2,600        2,804         2,949         2,172        2,821
Preferred dividends                                         -          177           275           279          261
Working capital                                         2,944         (281)       (1,869)       (1,827)         661
Total assets                                           44,650       37,151        29,781        30,854       28,487
Short-term debt                                         3,417        5,143         4,369         4,782        3,411
Long-term debt                                         20,870       17,292        11,086        11,208        9,902
Shareholders' investment                               12,967        9,136         6,010         4,665        8,907
--------------------------------------------------- ------------ ------------ -------------- ------------ ------------

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


                                                                                                    Percentage of Net Sales
                                                                                               -----------------------------------
                                                                                                  2001        2000        1999
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                        100.0%      100.0%      100.0%
Cost of goods sold                                                                                80.1%       83.1%       86.1%
----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                                      19.9%       16.9%       13.9%
Selling, general & administrative expenses                                                         7.5%        7.4%        9.6%
Impairment loss on long-lived assets                                                                 -         1.5%          -
----------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                                  12.4%        8.0%        4.3%
Interest expense                                                                                   3.0%        2.4%        2.2%
Other                                                                                               .5%        (.2%)       (.4%)
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of a change in accounting principle               8.9%        5.8%        2.5%
Income taxes (benefit)                                                                             3.6%       (4.8%)         -
----------------------------------------------------------------------------------------------------------------------------------
Net income before cumulative effect of a change in accounting principle                            5.3%       10.6%        2.5%
Cumulative effect of change in accounting for inventories, net of tax                                -           -         (.5%)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                         5.3%       10.6%        3.0%
----------------------------------------------------------------------------------------------------------------------------------

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000

         Net sales increased $13,286,379 or 25% to $66,617,779 in 2001 from
$53,331,400 in 2000. The increase in sales is due primarily to the sales generated by the acquisitions the Company made in fiscal 2000 and fiscal 2001. Through these acquisitions, the Company entered the heat-shrink and pressure-sensitive label markets. Sales of in-mold labels to existing customers also increased as a result of new product introductions by the Company's key customers. The Company also benefited this year from the awarding of new business on current products of the Company's existing customers.

         Gross profit increased $4,274,081 or 47% to $13,288,180 in 2001 from $9,014,099 in 2000. In 2001, gross profit as a percentage of sales was 20% as compared to 17% in 2000. The Company continues to focus on improving efficiencies and waste reduction at all plant locations through the use of strict process plans of controls. An additional flexographic press was installed in the Batavia plant in fiscal 2001 that enabled the plant to increase volumes.

         Selling, general and administrative expenses increased $1,028,973 or 26% to $4,983,645 in 2001 from $3,954,672 from 2000. Expenses as a percentage of sales remained steady at 8% in 2001 and 7% in 2000.

         In 2000, the Company recorded an impairment loss of $779,024 on a press located in the Scottsburg plant. This press is an older press and not as technologically advanced as the other three presses located at the Scottsburg plant. There were no additional presses or other assets requiring an impairment reserve in 2001.

         Interest expense increased $701,391 or 54% to $2,001,603 in 2001 from $1,300,212 in 2000. The increase in interest expense is a result of the additional debt of approximately $14,050,000 assumed or incurred by the Company in connection with the acquisitions made in 2000 and 2001. This increase in interest expense was offset by the reduction of interest expense relating to the Company's revolving bank loan. The average amount outstanding under the revolving bank loan in 2001 was approximately $887,000 while the average amount outstanding in 2000 was approximately $2,271,000.

         Income tax expense was $2,389,437 in 2001. In 2000, an income tax benefit of $2,553,129 was recorded as the Company was able to recognize the benefit of tax loss carryforwards. Previously, due to the Company's prior history of net income and losses, a valuation allowance was required to be recorded against the tax loss carryforwards and other deferred tax assets. In

2000, based on the Company's history of profitability and other factors, a valuation allowance was no longer required. In 2001, the Company began recording tax expense at the appropriate federal and state income tax rates.

         Even though pre-tax income increased in 2001 as compared to 2000, net income decreased in 2001 as compared to 2000 due to the recording of the income tax benefit in 2000 as discussed above.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2000 AND MARCH 28, 1999

         Net sales increased $3,545,514 or 7% to $53,331,400 in 2000 from $49,785,886 in 1999. The increase in net sales is attributed to an increase in in-mold sales of 7% as well as the acquisition of Buriot in December 1999. Net sales related to the acquisition were approximately $1.4 million for 2000. The Company has been focusing efforts on growing the in-mold label sales while exiting the prime label sales. Prime label sales tend to be a commodity and price intensive sale while in-mold label sales, although price sensitive, involve a much higher degree of technically demanding applications.

         Gross profit increased $2,085,013 or 30% to $9,014,099 in 2000 from $6,929,086 in 1999. In 2000, gross profit as a percentage of sales was 17% as compared to 14% in 1999. The increased margins are a direct result of the Company increasing its efficiencies in the production process. By following strict process plans of control, the Company has been able to reduce waste, increase press utilization and reduce raw material costs. Also, during 2000, a 61,000 square foot expansion was completed at the Company's Scottsburg plant. This expansion enabled the Company to locate all of the Scottsburg plant operations in one location. Previously, the Scottsburg location had to rent additional space at other warehouses in order to provide adequate space for all operations and inventory at Scottsburg.

         Selling, general and administrative expenses decreased $809,640 or 17% to $3,954,672 in 2000 from $4,764,312 in 1999. Expenses as a percentage of sales have decreased to 7% in 2000 from 10% in 1999. In 1999, the penalty incurred by the Company from the Indiana Department of Environmental Management ("IDEM") of $625,000 was expensed. In 2000, due to the completion of certain capital projects, the penalty was reduced by $225,000. This amount reduced selling, general and administrative costs in 2000.

         The Company recorded an impairment loss of $779,024 in fiscal 2000 on a press located in the Scottsburg plant. This press is an older press and not as technologically advanced as the other three presses located at the Scottsburg plant. This press will have limited future use as the Company continues to exit the prime label sales market.

         Interest expense increased $178,647 or 16% to $1,300,212 in 2000 from $1,121,565 in 1999. The increase in interest expense is caused by the rise during the year in interest rates as well as the Company assuming additional long term debt in the acquisition of Buriot.

         An income tax benefit of $2,553,129 was recorded in 2000 as the Company is now able to record the benefit of tax loss carryforwards. Previously, due to the Company's prior history of net income and losses, a valuation allowance was required to be recorded against the tax loss carryforwards and other deferred tax assets. Currently, based on the Company's history of profitability and other factors, including the Company's belief that it is more likely than not that the net operating loss carryforwards will be recognized in full, a valuation allowance is no longer required.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations were $7,441,017 in 2001 and $4,271,661 in 2000. The increase is attributable to improved operating profits and better management of payables.

         Cash flows used in investing activities were $9,306,648 in 2001 as compared to cash provided by investing activities of $933,125 in 2000. Cash used in 2001 is due to the acquisition of Uniflex Corporation in June 2000. Cash provided in 2000 was attributed to the acquisition of Buriot International, Inc. in December 1999.

         Capital expenditures were $2,903,968 in 2001 and $2,576,588 in 2000. Capital expenditures were funded either through cash flow from operations or through the Company's revolving credit agreement. Capital expenditures relate primarily to new machinery installed at the Company's various plant locations, including a new flexographic press at the Batavia plant location.

         The Company is dependent on availability under its Revolving Credit Agreement, approximately $4,900,000 at March 31, 2001, and its operations to provide for cash needs. The Company entered into a credit agreement with PNC Bank, Ohio, National Association and Key Bank on June 5, 2000. The credit agreement provides for available borrowings under a revolving line of credit up to a maximum of $5,000,000 and an acquisition facility of $7,200,000, which was utilized in June 2000 upon the acquisition of Uniflex Corporation. Under the terms of the credit agreement, the Company is subject to several financial covenants. The financial covenants require the Company to maintain certain leverage and fixed charge ratios as well as maintain a minimum tangible net worth. The Company is also prohibited from declaring dividends on the common stock of the Company under the agreement. The agreement expires in June 2003.

         The Company believes that cash flow from operations and availability under the revolving line of credit are sufficient to meet its capital requirements and debt service requirements for fiscal 2002. From time to time the Company reviews potential acquisitions of businesses. While the Company has no present commitments to acquire any businesses, such an acquisition may require the Company to issue additional equity or incur additional debt.

Inflation

         The Company does not believe that its operations have been materially affected by inflation.


ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks from changes in interest rates and certain of its outstanding debt. The outstanding loan balance under the Company's bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Europe. Based on the last fiscal year's average outstanding debt, 100 basis point change in interest rate would change interest expense by approximately $190,000. The Company does not presently use financial or derivative instruments to manage its interest costs. The Company has minimal foreign exchange risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements and Financial Statement Schedules

                                    PART III
                                    --------

                        CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public
Accountants..................................................................12
Consolidated Income Statements for the years ended
     March 31, 2001, March 31, 2000 and March 28, 1999.......................13
Consolidated Balance Sheets as of March 31, 2001 and March 31, 2000..........14
Consolidated Statements of Shareholders' Investment for the years ended
     March 31, 2001, March 31, 2000 and March 28, 1999.......................15
Consolidated Statements of Cash Flows for the years ended March 31, 2001,
March 31, 2000 and March 28, 1999............................................16
Notes to Consolidated Financial Statements...................................17

         All Financial Statement Schedules have been omitted because either they are not required or the information is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     To the Shareholders and Directors of Multi-Color Corporation:

         We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) as of March 31, 2001 and March 31, 2000, and the related consolidated income statements, shareholders' investment, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multi-Color Corporation as of March 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

/s/ GRANT THORNTON LLP

May 2, 2001
Cincinnati, Ohio

CONSOLIDATED INCOME STATEMENTS

For the Years Ended March 31, 2001, March 31, 2000 and March 28, 1999


                                                                                         2001              2000         1999
------------------------------------------------------------------------------------ -------------- --------------- --------------
Net sales                                                                            $66,617,779      $53,331,400   $49,785,886
Cost of goods sold                                                                    53,329,599       44,317,301    42,856,800
------------------------------------------------------------------------------------ -------------- --------------- --------------
     GROSS PROFIT                                                                     13,288,180        9,014,099     6,929,086
Selling, general and administrative expenses                                           4,983,645        3,954,672     4,764,312
Impairment loss on long-lived assets                                                           -          779,024             -
------------------------------------------------------------------------------------ -------------- --------------- --------------
     OPERATING INCOME                                                                  8,304,535        4,280,403     2,164,774
Interest expense                                                                       2,001,603        1,300,212     1,121,565
Minority interest in losses of subsidiary                                                      -                -       (33,385)
Other (income) expense, net                                                              354,841          (92,457)     (182,866)
------------------------------------------------------------------------------------ -------------- --------------- --------------
     INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN
       ACCOUNTING PRINCIPLE                                                            5,948,091        3,072,648     1,259,460
Income taxes (benefit)                                                                 2,389,437       (2,553,129)            -
------------------------------------------------------------------------------------ -------------- --------------- --------------
     INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE               3,558,654        5,625,777     1,259,460
Cumulative effect of change in accounting for inventories, net of tax                          -                -      (224,392)
------------------------------------------------------------------------------------ -------------- --------------- --------------
     NET INCOME                                                                      $ 3,558,654      $ 5,625,777   $ 1,483,852
------------------------------------------------------------------------------------ -------------- --------------- --------------
     Preferred stock dividends                                                       $         -      $   176,569   $   275,183
     Net income applicable to common shares:                                         $ 3,558,654      $ 5,449,208   $ 1,208,669
------------------------------------------------------------------------------------ -------------- --------------- --------------
Weighted average shares and equivalents outstanding:
     Basic                                                                             2,463,731        2,354,669     2,268,012
     Diluted                                                                           2,600,379        2,803,857     2,949,212
------------------------------------------------------------------------------------ -------------- --------------- --------------
Basic earnings per common share:
     Income before cumulative effect                                                       $1.44            $2.31         $0.43
     Cumulative effect of change in accounting for inventories                                 -                -          0.10
------------------------------------------------------------------------------------ -------------- --------------- --------------
     Net income                                                                            $1.44            $2.31         $0.53
Diluted earnings per common and common equivalent share:
     Income before cumulative effect                                                       $1.37            $2.01         $0.43
     Cumulative effect of change in accounting for inventories                                 -                -          0.07
------------------------------------------------------------------------------------ -------------- --------------- --------------
     Net income                                                                            $1.37            $2.01         $0.50
------------------------------------------------------------------------------------ -------------- --------------- --------------

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED BALANCE SHEETS


As of March 31, 2001 and March 31, 2000
                                                                                                  2001            2000
-------------------------------------------------------------------------------------------- --------------- ----------------
ASSETS
CURRENT ASSETS:
     Cash                                                                                      $      2,817  $        2,066
     Accounts receivable, net                                                                     7,496,240       5,050,549
     Inventories                                                                                  5,783,351       4,720,982
     Deferred tax asset                                                                             190,249         447,772
     Prepaid expenses and other                                                                      68,942         102,213
-------------------------------------------------------------------------------------------- --------------- ----------------
          TOTAL CURRENT ASSETS                                                                   13,541,599      10,323,582
Property, plant and equipment, net                                                               26,188,657      24,148,042
Sinking fund deposits                                                                                     -         426,256
Goodwill and other intangible assets, net                                                         4,781,193         125,425
Deferred tax asset                                                                                  122,748       2,128,170
Other                                                                                                16,274               -
-------------------------------------------------------------------------------------------- --------------- ----------------
          TOTAL ASSETS                                                                         $ 44,650,471  $   37,151,475
-------------------------------------------------------------------------------------------- --------------- ----------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Short-term debt                                                                           $     94,253  $    3,455,412
     Current portion of long-term debt                                                            3,248,770       1,519,012
     Current portion of capital lease obligations                                                    73,723         168,972
     Accounts payable                                                                             4,815,837       3,650,083
     Accrued liabilities                                                                          2,364,727       1,811,048
-------------------------------------------------------------------------------------------- --------------- ----------------
          TOTAL CURRENT LIABILITIES                                                              10,597,310      10,604,527
Long-term debt                                                                                   16,650,000      12,996,608
Capital lease obligations                                                                         4,220,314       4,295,480
Deferred compensation                                                                               215,492         118,999
-------------------------------------------------------------------------------------------- --------------- ----------------
          TOTAL LIABILITIES                                                                      31,683,116      28,015,614
Commitments and contingencies                                                                             -               -
SHAREHOLDERS' INVESTMENT:
     Common stock, no par value; 10,000,000 shares authorized, 2,488,440 and 2,447,640
          shares issued at March 31, 2001 and March 31, 2000, respectively                          248,844         244,764
     Paid-in capital                                                                             10,246,620       9,977,860
     Treasury stock, 8,000 shares at cost                                                           (51,142)        (51,142)
     Retained earnings (accumulated deficit)                                                      2,523,033      (1,035,621)
-------------------------------------------------------------------------------------------- --------------- ----------------
          TOTAL SHAREHOLDERS' INVESTMENT                                                         12,967,355       9,135,861
-------------------------------------------------------------------------------------------- --------------- ----------------
          TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                       $ 44,650,471  $   37,151,475
-------------------------------------------------------------------------------------------- --------------- ----------------

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

For the Years Ended March 31, 2001, March 31, 2000 and March 28, 1999


                            Preferred stock          Common stock
                           ---------------------- ---------------------
                                                                                        Retained
                            Number                  Number                              earnings
                           of shares               of shares                Paid-In   (accumulated   Treasury
                            issued      Amount      issued      Amount      capital     deficit)       stock        Total
-------------------------- ---------- ----------- ----------- ---------- ------------- ------------ ---------- --------------
MARCH 29, 1998               65,742   $2,947,969  2,182,060   $218,206   $ 9,191,952   $(7,693,498)         -  $ 4,664,629
Net income                        -            -          -          -             -     1,483,852          -    1,483,852
Preferred dividends
declared                          -            -          -          -             -      (275,183)         -     (275,183)
Issuance of common stock          -            -     13,000      1,300        38,900             -          -       40,200
Issuance of stock options         -            -          -          -        96,922             -          -       96,922
Conversion of preferred
  stock to common stock      (1,324)     (52,960)    13,240      1,324        51,636             -          -            -
-------------------------- ---------- ----------- ----------- ---------- ------------- ------------ ---------- --------------
MARCH 28, 1999               64,418   $2,895,009  2,208,300   $220,830   $ 9,379,410   $(6,484,829)         -  $ 6,010,420
Net income                        -            -          -          -             -     5,625,777          -    5,625,777
Preferred dividends
declared                          -            -          -          -             -      (176,569)         -     (176,569)
Issuance of common stock          -            -    120,160     12,016       550,359             -          -      562,375
Purchase of treasury
stock                             -            -          -          -             -             -    (51,142)     (51,142)
Conversion of preferred
  stock to common stock     (11,918)    (476,706)   119,180     11,918       464,788             -          -            -
Redemption of preferred
  Stock                     (52,500)  (2,418,303)         -          -      (416,697)            -          -   (2,835,000)
-------------------------- ---------- ----------- ----------- ---------- ------------- ------------ ---------- --------------
MARCH 31, 2000                    -    $       -  2,447,640   $244,764   $ 9,977,860   $(1,035,621) $ (51,142) $ 9,135,861

Net income                        -            -          -          -             -     3,558,654          -    3,558,654

Issuance of common stock          -            -     40,800      4,080       268,760             -          -      272,840
-------------------------- ---------- ----------- ----------- ---------- ------------- ------------ ---------- --------------
MARCH 31, 2001                    -    $       -  2,488,440   $248,844   $10,246,620   $ 2,523,033  $ (51,142) $12,967,355
-------------------------- ---------- ----------- ----------- ---------- ------------- ------------ ---------- --------------

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2001, March 31, 2000 and March 28, 1999


                                                                                      2001          2000           1999
--------------------------------------------------------------------------------- ------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $ 3,558,654    $ 5,625,777    $ 1,483,852
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation                                                                      2,371,705      2,109,751      1,845,535
  Amortization                                                                        357,018         43,115         32,575
  Minority interest in losses of subsidiary                                                 -              -        (33,385)
  Net (gain) loss on disposal of equipment                                               (593)        40,016         10,401
  Increase in non-current deferred compensation                                        96,493        157,001         79,838
  Decrease in notes receivable                                                              -        152,943        119,279
  Net (increase) decease in accounts receivable                                    (1,338,667)      (385,998)       167,255
  Net (increase) decrease in inventories                                               61,084       (213,438)       579,114
  Net (increase) decrease in prepaid expenses and other                              (167,691)        60,380         31,949
  Net decrease in accounts payable                                                    (70,772)      (938,970)    (2,379,142)
  Net increase (decrease) in accrued liabilities                                      310,841       (581,998)       339,387
  Net (increase) decrease in deferred taxes                                         2,262,945     (2,575,942)             -
  Impairment loss on long-lived assets                                                      -        779,024              -
--------------------------------------------------------------------------------- ------------- -------------- --------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                       7,441,017      4,271,661      2,276,658
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (2,903,968)    (2,576,588)    (1,416,128)
  Acquisition of business, net of cash received                                    (6,407,273)     2,078,000              -
  Acquisition of minority interest in subsidiary                                            -       (445,599)             -
  Proceeds from sale of plant and equipment                                             4,593      1,877,312      1,371,058
--------------------------------------------------------------------------------- ------------- -------------- --------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (9,306,648)       933,125        (45,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in revolving line of credit, net                             (3,361,159)       201,682       (410,706)
  Sinking fund withdrawals (payments)                                                 428,266      1,857,644     (1,663,252)
  Purchase of treasury stock                                                                -        (51,142)             -
  Proceeds from issuance of common stock, net                                         272,840         76,575         40,200
  Redemption of preferred stock, Series A                                                   -     (2,835,000)             -
  Proceeds from issuance of long-term debt                                           7,200,000     3,280,599              -
  Repayment of long-term debt                                                      (2,416,872)   (7,014,979)        (24,256)
  Preferred stock dividend payments                                                         -      (521,603)              -
  Capitalized bank fees                                                               (86,277)            -         (75,578)
  Repayment of capital lease obligation                                              (170,416)     (206,493)       (100,351)
--------------------------------------------------------------------------------- ------------- -------------- --------------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             1,866,382    (5,212,717)     (2,233,943)
--------------------------------------------------------------------------------- ------------- -------------- --------------
    Net increase (decrease) in cash                                                       751        (7,931)         (2,355)
CASH, beginning of the year                                                             2,066         9,997          12,352
--------------------------------------------------------------------------------- ------------- -------------- --------------
CASH, end of year                                                                 $     2,817    $    2,066     $     9,997
--------------------------------------------------------------------------------- ------------- -------------- --------------

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001, March 31, 2000 and March 28, 1999

(1)     THE COMPANY

         Multi-Color Corporation (the Company), headquartered in Cincinnati, Ohio, supplies printed labels and engravings to various name brand consumer products companies located primarily in the United States. The Company has plants located in Scottsburg, Indiana, Batavia, Ohio, Erlanger, Kentucky and Las Vegas, Nevada.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR
         References to fiscal 2001, 2000 and 1999 are for the fiscal years ended March 31, 2001, March 31, 2000 and March 28, 1999, respectively. Beginning in 2000, the Company's fiscal year ends on March 31.

PRINCIPLES OF CONSOLIDATION
         The consolidated financials statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION
         Revenue is recognized on sales of products when the customer receives title to the goods, generally upon delivery.

INVENTORIES
         Inventories are stated at the lower of FIFO (first-in, first-out) cost or market

PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment are stated at cost.

         Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

                  Building.......................20-30 years
                  Machinery and equipment.........3-15 years
                  Furniture and fixtures..........5-10 years

GOODWILL AND OTHER INTANGIBLE ASSETS
         Goodwill is amortized using the straight-line method over periods of ten to twenty years. In accordance with SFAS No. 121, "Accounting for The Impairment of Long-Lived Assets", the Company evaluates its goodwill on an ongoing basis to determine potential impairment by comparing the carrying value to the undiscounted estimated expected future cash flows of the related assets. Other intangible assets are amortized using the straight-line method over periods of up to three years.

ACCOUNTS PAYABLE
         Accounts payable includes approximately $1,160,000 and $464,000 at March 31, 2001 and March 31, 2000, respectively, for outstanding checks.

INCOME TAXES
         Deferred income tax assets and liabilities are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years.

EARNINGS PER COMMON SHARE
         The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding during the period and the weighted average number of contingently issuable common shares upon satisfaction of all necessary conditions. At March 28, 1999 contingently issuable shares totaled 97,160 and related to common shares issuable under a deferred compensation agreement. At March 31, 2000, the contingently issuable shares had been issued. Diluted earnings per common share is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable, primarily from the conversion of Series A & B convertible preferred stock, the exercise of stock options, and common shares issuable under a deferred compensation agreement.

         The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:


                                       2001                           2000                           1999
                             ----------------------------------------------------------------------------------------
                                               Per                            Per                            Per
                                              Share                          Share                          Share
                               Shares         Amount          Shares         Amount         Shares          Amount
                             ----------------------------------------------------------------------------------------
 Basic EPS before
   cumulative effect         2,463,731        $1.44          2,354,669       $2.31         2,268,012        $0.43
 Cumulative effect of
   change in accounting
   for inventories                   -            -                  -           -         2,268,012          .10
 Effect of dilutive
   stock options               136,648         (.07)            32,351        (.03)           37,040         (.01)
 Convertible shares                  -            -            416,837        (.27)          644,160         (.02)
                             ----------------------------------------------------------------------------------------
 Diluted EPS                 2,600,379        $1.37          2,803,857       $2.01         2,949,212        $0.50
                             ----------------------------------------------------------------------------------------

         Preferred stock dividends of $0, $176,569 and $275,183 in fiscal 2001, 2000 and 1999, respectively, have been deducted from the net income generated in fiscal 2001, 2000 and 1999, respectively, to arrive at the income available to common stockholders for the calculation of basic EPS.

ADVERTISING COSTS
         Advertising costs are charged to expense as incurred. Expenses were minimal for the three fiscal years ended March 31, 2001.

RESEARCH AND DEVELOPMENT COSTS
         Research and development costs are charged to expense as incurred. Expenses were $301,000, $320,000 and $340,000 for 2001, 2000 and 1999,
respectively.

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

NEW PRONOUNCEMENTS
         In the fourth quarter of fiscal 2001, the Company adopted the provisions of Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs" which requires that amounts billed to customers for shipping and handling fees be classified as revenue. The Company previously recorded these fees as reductions of the related expenses. The adoption of EITF 00-10 had no effect on the net income of the Company.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company adopted SAB 101 in the quarter ending March 31, 2001. The adoption of SAB 101 did not have an impact on the Company's results of operations.

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

RECLASSIFICATIONS
         Certain prior period amounts have been reclassified to conform to the current period presentation.

(3)     ACCOUNTS RECEIVABLE

         The Company values its trade accounts receivable on the reserve method. The following table summarizes the activity in the allowance for doubtful accounts for fiscal 2001, 2000 and 1999:


                                                           2001                  2000                  1999
--------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                             $ 66,320             $ 137,967              $ 418,669
Provision                                                  62,760                58,251                 76,051
Accounts written-off                                      (48,742)             (129,898)              (356,753)
--------------------------------------------------------------------------------------------------------------------
Balance at end of year                                   $ 80,338             $  66,320              $ 137,967
--------------------------------------------------------------------------------------------------------------------

(4)      INVENTORIES

         Inventories as of March 31 consisted of the following:


                                                                           2001                          2000
--------------------------------------------------------------------------------------------------------------------
Finished goods                                                          $2,883,666                    $2,649,939
Work-in-process                                                            925,411                       820,293
Raw materials                                                            1,974,274                     1,250,750
--------------------------------------------------------------------------------------------------------------------
                                                                        $5,783,351                    $4,720,982
--------------------------------------------------------------------------------------------------------------------

         Effective March 30, 1998, the Company elected to change its method of inventory valuation to encompass a more complete absorption of overhead costs in inventory. The cumulative effect of this accounting change was to increase income for the fiscal year ended March 28, 1999 by $224,000 and has been separately identified on the consolidated statement of operations.

(5)     PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following as of March
31:


                                                                            2001                         2000
--------------------------------------------------------------------------------------------------------------------
Land and buildings                                                     $   7,596,681                 $   6,792,596
Machinery and equipment                                                   30,647,636                    27,714,065
Furniture and fixtures                                                     1,275,438                     1,382,294
Construction in progress                                                   1,723,371                     1,663,601
--------------------------------------------------------------------------------------------------------------------
                                                                          41,243,126                    37,552,556
Accumulated depreciation                                                 (15,054,469)                  (13,404,514)
--------------------------------------------------------------------------------------------------------------------
                                                                       $  26,188,657                 $  24,148,042
--------------------------------------------------------------------------------------------------------------------

         In 2000, an impairment loss of $779,024 was recorded on a printing press at the Scottsburg location due to the limited future use of the press. The press is an older press and not as technologically advanced as other presses located at the Scottsburg location.

(6)     GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets consist of the following as of March 31:


                                                                            2001                         2000
--------------------------------------------------------------------------------------------------------------------
Goodwill                                                                 $4,022,687                   $   77,297
Non-compete agreement                                                       750,000                            -
Other                                                                       429,472                       91,243
--------------------------------------------------------------------------------------------------------------------
                                                                          5,202,159                      168,720
Accumulated amortization                                                   (420,966)                     (43,295)
--------------------------------------------------------------------------------------------------------------------
                                                                         $4,781,193                   $  125,425
--------------------------------------------------------------------------------------------------------------------

         In fiscal 2001, the Company acquired certain assets of Uniflex Corporation, a heat-shrink label printing company. The Company recorded $4,695,390 of goodwill and other intangible assets in connection with this acquisition.


 (7)     DEBT

         The components of the Company's debt are as follows:


                                                                                     2001                 2000
--------------------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT
Revolving line of credit                                                         $      94,253        $ 3,455,412
--------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT
Scottsburg Industrial Revenue Bonds, floating weekly rate, which approximates
     3.7% at March 31, 2001, scheduled balloon
     payment $3,385,000 in October 2009                                              3,385,000          3,385,000
Scottsburg Industrial Revenue Bonds, floating weekly rate,
     which approximates 3.7% at March 31, 2001, scheduled balloon
     payment of $3,000,000 in April 2007                                             3,000,000          3,000,000
Boone County Industrial Revenue Bonds, floating weekly rate, which approximates 3.7% at March 31, 2001, scheduled balloon
     payment of $725,000 in December 2009                                              725,000          1,750,000
Clermont County Industrial Revenue Bonds, floating weekly rate, which approximates 3.7% at March 31, 2001, scheduled balloon
     payment of $5,550,000 in June 2017.                                             5,550,000          6,075,000
Note payable, imputed interest rate of 7.83%, payable in quarterly
     payments of principle and interest of $41,667 through April 2002                  158,770            305,620
Bank term note payable, interest at LIBOR plus 1.5%, currently 6.96%
     at March 31, 2001, quarterly principal payments of $360,000, due
     July 2005                                                                       6,480,000                  -
Non-compete agreement with former owner of Uniflex Corporation, annual payments of $150,000 due in June,
    final payment due June 2005                                                        600,000                  -
--------------------------------------------------------------------------------------------------------------------
                                                                                    19,898,770        $14,515,620
Less-current portion of debt and sinking fund payments                              (3,248,770)        (1,519,012)
--------------------------------------------------------------------------------------------------------------------
                                                                                   $16,650,000        $12,996,608
--------------------------------------------------------------------------------------------------------------------

         The following is a schedule of future annual principal payments payable after one year (including quarterly bond payments required under the Company's credit agreement):

               2003                                $  3,090,000
               2004                                   1,790,000
               2005                                   1,590,000
               2006                                     720,000
               2007 and thereafter                    9,460,000
               ------------------------------------------------------
               Total                                $16,650,000
               ------------------------------------------------------

         On June 5, 2000, the Company restated its credit agreement with an existing lender and a new additional lender. The restated credit agreement provides for a revolving line of credit with borrowings up to a maximum of $5,000,000 and an acquisition facility of up to $7,200,000. The acquisition facility was fully utilized upon the acquisition of the Uniflex Corporation in June 2000. The interest rates are based on prime or LIBOR plus certain margin amounts based on the Company's leverage ratio. For the year ended March 31, 2001, the average interest rate was 8.86%. At March 31, 2001, the Company had approximately $4,900,000 in available borrowings under the revolving line of credit. The credit agreement expires June 1, 2003. The credit agreement requires quarterly bond payments of $375,000 until termination of the agreement. The agreement also contains various financial and operating covenants which, among others, require the Company to maintain certain leverage, fixed charge coverage and net worth ratios and limits the payment of dividends.

         With respect to the Bonds, the Company has the option to establish the Bonds' interest rate form (variable or fixed interest rate). When a fixed interest rate is selected, the fixed rate assigned will approximate the market rate for comparable securities. When a variable rate is selected, or at the end of a fixed interest rate period, the Bondholders reserve the right to demand payment of the bonds. In the event that any of the Bondholders exercise their rights, a remarketing agent is responsible for remarketing the Bonds on a best efforts basis for not less than the outstanding principal and accrued interest. In the event the Bonds are not able to be remarketed and the letters of credit are exercised, the lender is committed to providing financing for up to 458 days. These letters of credit expire June 1, 2003.



(8)     EMPLOYEE BENEFIT PLANS

PENSION PLAN
         The Company had a defined benefit plan covering former hourly employees at its former Cincinnati facility who met certain age and service requirements. The Company sold the Cincinnati facility April 1998. In December 2000, this plan was terminated.

         The change in the Company's benefit obligation is computed as follows:


                                                                      2001             2000              1999
--------------------------------------------------------------------------------------------------------------------
Projected benefit obligation at beginning of year                 $ 2,653,372       $2,575,224        $2,468,988
Service cost                                                                -           17,117           39,624
Interest cost                                                         473,630          170,873           164,322
Actual gain                                                                 -          (11,933)         (158,784)
Benefits paid                                                      (3,127,002)         (97,909)         (103,376)
Change in assumptions                                                                        -            164,450
--------------------------------------------------------------------------------------------------------------------
Projected benefit obligation at end of year                       $         -       $2,653,372        $2,575,224
--------------------------------------------------------------------------------------------------------------------

         The change in the Plan's assets is computed as follows:


                                                                      2001               2000            1999
--------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at beginning of year                     $ 2,965,385      $2,857,469        $2,837,343
Actual return on plan assets                                           161,617         205,825           123,502
Employer contribution                                                       -                -                 -
Benefits paid                                                       (3,127,002)        (97,909)         (103,376)
--------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                           $         -      $2,965,385        $2,857,469
--------------------------------------------------------------------------------------------------------------------

         The following table sets forth the Plan's funded status and amounts recognized on the Company's accompanying balance sheets:


                                                                      2001             2000              1999
--------------------------------------------------------------------------------------------------------------------
Funded status                                                   $           -        $ 312,013        $  282,245
Unrecognized net actuarial (gain) loss                                      -         (179,654)         (168,198)
Unrecognized prior service cost                                             -               15             1,221
--------------------------------------------------------------------------------------------------------------------
Prepaid benefit cost                                            $           -        $ 132,374        $  115,268
--------------------------------------------------------------------------------------------------------------------

         The weighted-average actuarial assumptions used were:


                                                As of         MARCH 31, 2001     March 31, 2000     March 28, 1999
--------------------------------------------------------------------------------------------------------------------
Discount rate                                                      N/A               6.75%              6.75%
Expected return on plan assets                                     N/A               7.50%              7.50%

         Net periodic pension cost includes the following components:


                                                                      2001              2000              1999
--------------------------------------------------------------------------------------------------------------------
Service cost                                                    $       -             $   17,117        $   39,624
Interest cost                                                           -                170,873           164,322
Expected return on plan assets                                          -               (209,419)         (208,398)
Amortization of prior service cost                                      -                  1,206             1,206
Recognized net actuarial (gain) loss                                    -                    117           (18,356)
--------------------------------------------------------------------------------------------------------------------
Net periodic pension cost                                       $       -             $ ( 20,106)       $  (21,602)
--------------------------------------------------------------------------------------------------------------------


OTHER PLANS
         The Company has established a 401(k) retirement savings plan which covers all employees who meet certain service requirements. The plan provides for voluntary contributions by the Company's employees up to a specified maximum percentage of gross pay. At the discretion of the Company's Board of Directors, the Company will contribute a specified matching percentage of the employee contributions. Company contributions in 2001, 2000 and 1999 approximated $198,000, $149,000 and $147,000, respectively, which represent one-half of the employee contributions not exceeding 6% of gross pay.

         The Company previously entered into deferred compensation agreements with certain officers and management employees. Amounts due under deferred compensation agreements with current officers are classified as long-term liabilities at March 31, 2001 and March 31, 2000. Interest on the deferred amounts, which are included in the balances due, were accrued at 11.00%, 9.75% and 9.75% in 2001, 2000 and 1999, respectively. Expenses in 2001, 2000 and 1999 approximated $96,000, $54,000 and $80,000, respectively.


(9)     INCOME TAXES

         The provision (credit) for income taxes includes the following components:


                                                                  2001              2000              1999
-----------------------------------------------------------------------------------------------------------------
CURRENTLY PAYABLE
  Federal                                                      $ 2,020,987     $    856,475         $ 684,000
  State and local                                                  356,600          143,252           121,000
  Benefit of operating loss carry-forwards                      (2,256,944)        (955,011)         (805,000)
-----------------------------------------------------------------------------------------------------------------
                                                                   120,643           44,716                 -
-----------------------------------------------------------------------------------------------------------------
DEFERRED
  Federal                                                        2,085,597       (2,528,675)            9,000
  State and local                                                  183,197          (69,170)           (9,000)
-----------------------------------------------------------------------------------------------------------------
                                                               $ 2,389,437     $ (2,553,129)        $       -
-----------------------------------------------------------------------------------------------------------------

         The following is a reconciliation between the statutory federal income tax rate and the effective rate shown above:


                                                                  2001              2000              1999
------------------------------------------------------------ ---------------- ----------------- -----------------
Computed provision for federal
  income taxes at the statutory rate                                  34%                34%                34%
State and local income taxes, net of
  federal income tax benefit                                           2%                 3%                 5%
Valuation allowance                                                    -                (92%)              (61%)
Changes in estimates for deferred
  components, primarily net operating
  loss carry-forward                                                   -                (18%)                9%
EPA fines                                                              -                 (7%)               11%
Other                                                                  4%                (3%)                2%
------------------------------------------------------------ ---------------- ----------------- -----------------
Effective tax rate                                                    40%               (83%)                -
------------------------------------------------------------ ---------------- ----------------- -----------------

         At year end the net deferred tax components consisted of the following:


                                                                                2001                2000
-----------------------------------------------------------------------------------------------------------------
Deferred tax liabilities
  Tax depreciation over book depreciation                                    $(3,088,060)      $(2,464,437)
-----------------------------------------------------------------------------------------------------------------
  Other                                                                          (53,151)                -
-----------------------------------------------------------------------------------------------------------------
                                                                             $(3,141,211)      $(2,464,437)
-----------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Asset impairment loss                                                      $   264,868       $   264,868
  Deferred compensation                                                           73,267            40,460
  Inventory reserves                                                              48,643            19,887
  AMT credit carry-forward                                                       133,334           171,550
  Tax credit carry-forward                                                       111,662            42,019
  Net operating loss carry-forward                                             2,804,580         4,315,061
  Other                                                                           17,854           186,534
-----------------------------------------------------------------------------------------------------------------
                                                                             $ 3,454,208       $ 5,040,379
-----------------------------------------------------------------------------------------------------------------
Net deferred tax components                                                  $   312,997      $  2,575,942
-----------------------------------------------------------------------------------------------------------------

         For tax reporting purposes, the Company has approximately $133,000 of alternative minimum tax (AMT) credits available for an indefinite period. The regular tax net operating loss of approximately $8,248,000 can be carried forward and used to reduce future taxable income in addition to tax credits of approximately $112,000, which can be carried forward through the following expiration dates:


                         Year                      Net Operating Losses                  Tax Credits
             ------------------------------------------------------------------------------------------------
                         2009                                $   725,000                 $         -
                         2010                                  5,204,000                           -
                         2011                                    612,000                       9,000
                         2012                                     57,000                      33,000
                         2013                                  1,649,000                      23,000
                         2014                                      1,000                      25,000
                         2015                                          -                      22,000
             ------------------------------------------------------------------------------------------------
                                                             $ 8,248,000                 $   112,000
             ------------------------------------------------------------------------------------------------

(10)     MAJOR CUSTOMERS

         During 2001, 2000 and 1999, sales to major customers and their related subsidiaries and divisions approximated 58%, 63% and 57%, respectively, of the Company's net sales individually presented as follows (customer designated as customer C is not the same customer from year to year) :


                                                    2001                  2000                  1999
             ------------------------------ --------------------- --------------------- ---------------------
                      CUSTOMER A                    38%                   39%                   30%
                      CUSTOMER B                    10%                   13%                   15%
                      CUSTOMER C                    10%                   11%                   12%
             ------------------------------ --------------------- --------------------- ---------------------
                                                    58%                   63%                   57%
             ------------------------------ --------------------- --------------------- ---------------------

         In addition, the year end accounts receivable balances of these companies approximated 55%, 55% and 43% of the Company's total accounts receivable balance at year end 2001, 2000 and 1999, respectively.

         The loss or substantial reduction of the business of any of the major customers in a particular year could have a material adverse effect on the Company.

(11)      STOCK OPTIONS

         As of March 31, 2001, 188,500 of the authorized but unissued common shares were reserved for issuance to key employees and directors under the Company's qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant. To the extent not exercised, options will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three to five year period. A summary of the changes in the options outstanding during 2001, 2000 and 1999 is set forth below:


                                                                              Weighted Average        Options Price
                                                            Number of          Exercise Price              Range
                                                             Shares                                     (Per Share)
-------------------------------------------------- ------------------------- -------------------- -------------------
Outstanding at March 29, 1998                                  246,050              $6.18              $2.63-$11.00
  Granted                                                      261,675               6.47                $2.63-7.38
  Exercised                                                    (13,000)              3.09                $2.63-4.65
-------------------------------------------------- ------------------------- -------------------- -------------------
Outstanding at March 28, 1999                                  494,725              $6.42              $2.63-$11.00
  Granted                                                      158,000               6.39               $5.31-$6.59
  Exercised                                                    (23,000)              3.33               $2.63-$4.65
  Cancelled                                                   (112,000)              6.51               $4.65-$9.25
-------------------------------------------------- ------------------------- -------------------- -------------------
Outstanding at March 31, 2000                                  517,725              $6.53              $2.63-$11.00
  Granted                                                      108,000               7.42               $6.50-$8.88
  Exercised                                                    (40,800)              6.69               $4.65-$7.38
  Cancelled                                                    (22,000)              6.40               $6.25-$6.63
-------------------------------------------------- ------------------------- -------------------- -------------------
OUTSTANDING AT MARCH 31, 2001                                  562,925              $6.69              $2.63-$11.00
-------------------------------------------------- ------------------------- -------------------- -------------------

         The following summarizes options outstanding and exercisable at March 31, 2001:


                                         Options Outstanding                              Options Exercisable
                          ---------------------------------------------------      -----------------------------------
                                             Weighted           Weighted                                Weighted
                             Number           Average           Average                Number            Average
Range of                   Outstanding       Remaining          Exercise           Exercisable at       Exercise
Exercise Prices            at 3/31/01    Contractual Life        Price               at 3/31/01           Price
------------------------- -------------- ------------------ ----------------- ---- ---------------- ------------------

$2.63-$6.25                   94,625           4.31              $5.27                 75,292             $5.15
$6.26-$11.00                 468,300           4.23              $6.98                 321,633            $7.07
                          --------------                                           ----------------
                             562,925                                                   396,925
                          --------------                                           ----------------

         The weighted average fair value at date of grant for options granted during 2001, 2000 and 1999 was $4.02, $2.57 and $3.21, respectively. The fair value of options at the date of grant was estimated using the binomial model with the following weighted average assumptions:


                                                           2001               2000                1999
--------------------------------------------------- ------------------- ------------------ -------------------
Expected life (years)                                      6.30               3.74                5.00
Interest rate                                              6.10%              5.32%               5.23%
Volatility                                                46.11%             48.80%              48.27%
Dividend yield                                                0%                 0%                  0%

         Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                           2001               2000                1999
--------------------------------------------------- ------------------- ------------------ -------------------
Net income - as reported                                 $3,558,654           $5,625,777          $1,483,852
Net income - pro forma                                   $3,354,036           $5,459,018            $868,656
Net income per common and common
  equivalent share - as reported
     Basic                                                    $1.44                $2.31                $.53
     Diluted                                                  $1.37                $2.01                $.50
Net income per common and common
  equivalent share - pro forma
     Basic                                                    $1.36                $2.24                $.38
     Diluted                                                  $1.34                $1.96                $.30

(12)     CAPITAL LEASE OBLIGATIONS

         In fiscal 2000, the Company entered into a sale/leaseback agreement on its Scottsburg, Indiana plant. Upon completion of a 61,000 square foot addition to the plant, the Company sold the plant to a third party for $1,900,000. No gain or loss was recorded upon the sale. Concurrent with the sale, the Company entered into a lease agreement with the third party to lease the plant for a period of 20 years. Monthly lease payments are $46,200. The Company also entered into capital leases for certain equipment. The amount recorded for the plant and equipment under the capital leases amounted to $4,783,000 and $5,330,100 at March 31, 2001 and 2000, respectively. The accumulated depreciation was $366,308 and $322,902 at March 31, 2001 and 2000, respectively.

         The following is a schedule of future annual minimum lease payments under the capital leases together with the present value of the net minimum lease payments, as of March 31, 2001:

              Total future minimum lease payments               $13,638,483
                Less:  Interest                                  (9,344,446)
              -----------------------------------------------------------------
              Present value of minimum lease payments             4,294,037
                Less:  Current portion                              (73,723)
              -----------------------------------------------------------------
                                                                $ 4,220,314
              -----------------------------------------------------------------

         The following is a schedule of future annual minimum lease payments:

                                  2002                    $     625,083
                                  2003                          554,400
                                  2004                          554,400
                                  2005                          554,400
                           2006 and thereafter               11,350,200
                    ---------------------------------- ----------------------
                                  Total                   $  13,638,483
                    ---------------------------------- ----------------------

(13)     WHOLLY-OWNED SUBSIDIARY

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

(14)     COMMITMENTS AND CONTINGENCIES

OPERATING LEASE AGREEMENTS
         The Company has various equipment, office and facility operating leases. Leases expire on various dates through February 2005. Rent expense during 2001, 2000 and 1999 was approximately $321,000, $281,000 and $358,000, respectively.

         The annual future minimum rental obligations as of March 31, 2001 are as follows:

                           2002                                $396,000
                           2003                                 304,000
                           2004                                  36,000
                           2005                                   8,000
            ------------------------------------ -----------------------
                           Total                               $744,000
            ------------------------------------ -----------------------

ENVIRONMENTAL MATTERS
         During early January 1998, the Company discovered problems with the environmental permits relating to the operations of the two newly installed presses at the Scottsburg, Indiana plant. The Company promptly and appropriately notified the Indiana Department of Environmental Management (IDEM) and voluntarily halted production on the involved presses. The Company has successfully resolved the permitting issues with IDEM, but due to a period of non-compliance with required regulatory statues, the Company was assessed a civil penalty of up to $625,000. This amount was recorded in full at March 28, 1999. Under the agreement with IDEM, the Company could reduce the civil penalty by up to $225,000 upon completion of 1 of 3 proposed Supplemental Environmental Projects (SEPs). A SEP was chosen and completed by the Company in fiscal 2000. In April 2000, IDEM approved the SEP completed by the Company and the original civil penalty was reduced by $225,000. This reduction was recorded at March 31, 2000. The remaining liability of the civil penalty is due in quarterly installments of $33,000 through September 30, 2001.

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

(15)     PREFERRED STOCK

         On May 2, 1996, the Company sold to Label Venture Group LLC 52,500 shares of a newly created issue of Series A Convertible Preferred Stock for $2,432,000. Each share of Series A Convertible Preferred Stock was immediately convertible, at the option of the shareholder, into ten shares of the Company's Common Stock and could be redeemed by the Company starting in May 1998. The Series A Convertible Preferred Stock included a preferred dividend of $4.25 per share and a liquidation value of $50 per share, plus unpaid dividends. The Company's lenders required $1,000,000 of the proceeds to be deposited into the Company's Sinking Fund Deposit account. The remaining proceeds were used to support capital expansion plans.

         Effective March 31, 1996, 13,242 shares of Series B Convertible Preferred Stock were issued upon conversion of the entire outstanding balance, including accrued interest, of Subordinated Convertible Notes that were issued in October 1995. The Series B Convertible Preferred Stock was issued at $40 per share and had a liquidation value of $40 per share, plus unpaid dividends. These shares were immediately convertible, at the option of the shareholders, into 132,420 shares of Common Stock and could be redeemed by the Company starting in May 1998.

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

(16)     ACQUISITION

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

         In June 2000, the Company acquired certain assets and liabilities of Uniflex Corporation, a heat-shrink label printing company with a printing facility located in Las Vegas, Nevada. Total consideration consisted of $7,000,000 cash, less cash acquired of $800,000 and assumption of certain operating liabilities. Assets acquired included equipment, inventory and accounts receivable. A non-compete agreement was entered into with one of the owners of Uniflex Corporation for total consideration of $750,000. The acquisition was accounted for as a purchase, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the date of acquisition. The results of operations of the acquisition are included in the consolidated statement of operations from the date of acquisition

         The following table summarizes, on an unaudited proforma basis, the estimated combined results of the Company and the above acquisitions assuming the acquisitions had occurred March 29, 1999. The results include certain adjustments, primarily interest expense, and are not necessarily indicative of what results would have been had the Company owned Buriot International, Inc. and Uniflex Corporation during the periods presented.

                                           2001                 2000
      ------------------------- --------------------- ---------------------
      Net Sales                        $68,444,970          $62,145,109
      Net Income                        $3,948,169           $6,830,953
      Earnings per share
               Basic                         $1.60                $2.83
               Diluted                       $1.52                $2.44
      ------------------------- --------------------- ---------------------

(17)    SUPPLEMENTAL CASH FLOW DISCLOSURES

         Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:


                                                                                  2001              2000             1999
                                                                              -------------     -------------    --------------
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                               $  1,881,476      $ 1,152,165      $  1,121,565
  Income taxes paid (refunded)                                                $    106,825      $   (12,527)     $     38,550
Supplemental Disclosure of Non Cash Activities:
  Increase in property, plant and equipment and capital lease obligation      $          -      $ 4,470,000      $          -
  Increase in accrued interest and other and decrease in shareholders'
  investment due to accrual of preferred stock dividends                      $          -      $         -      $    275,183
  Increase in shareholders' investment and decrease in deferred
  compensation due to distribution of common stock held under the Rabbi Trust $          -      $    485,800     $          -
Business combination accounted for as a purchase
    Assets acquired                                                           $  9,287,280      $  4,407,000     $          -
    Liabilities assumed                                                         (1,479,364)       (6,485,000)               -
    Cash received                                                                 (800,000)                -                -
    Note payable                                                                  (600,000)                -                -
                                                                              -------------     -------------    --------------
    Net cash paid (received)                                                  $  6,407,273      $ (2,078,000)    $          -
----------------------------------------------------------------------------- ------------- --- ------------- -- --------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Part III (except for certain information relating to Executive Officers included in Part 1) is omitted. The Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2001 a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

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

                  Consolidated Statements of Operations for the years ended March 31, 2001, March 31, 2000 and March 28, 1999.

                  Consolidated Balance Sheets as of March 31, 2001 and March 31, 2000.

                  Consolidated Statements of Shareholders' Investment for the years ended March 31, 2001, March 31, 2000 and March 28, 1999.

                  Consolidated Statements of Cash Flows for the years ended March 31, 2001, March 31, 2000 and March 28, 1999.

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

(a)(3)            List of Exhibits


   Exhibit                                                                                                        Filing
   Numbers                                           Description of Exhibit                                       Status
   -------                                           ----------------------                                       ------
3 (i)              Amended and Restated Articles of Incorporation                                                    a
3 (ii)             Amendment to Amended and Restated Articles of Incorporation                                       a
3 (iii)            Amendment to Amended and Restated Articles of Incorporation                                       o
3 (iv)             Amended and Restated Code of Regulations                                                          b
9.0                Separation agreement with the mutual releases, dated July 7, 1998, between the Company
                       And John Court                                                                                m
   10.1            Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National
                       Association covering $5,750,000 City of Scottsburg, Indiana Economic
                       Development Revenue Bonds                                                                     c
   10.2            Trust Indenture securing City of Scottsburg, Indiana Economic Development
                       Revenue Series 1989 dated as of October 1, 1989                                               d
   10.3            Bond Purchase Agreement for $5,750,000 City of Scottsburg, Indiana Economic
                       Development Revenue Bonds Series 1989                                                         d
   10.4            Remarketing Agreement dated October 1, 1989 by and among the Company,
                       The Ohio Company and The PNC Bank (Formerly The Central Trust Company, N.A).                  d
   10.5            First Refusal Agreement among the Company's shareholders                                          b
   10.6            Loan Agreement between City of Scottsburg, Indiana and Multi-Color dated
                       October 1, 1989 for $5,750,000                                                                d
   10.7            Trust Indenture securing County of Boone, Kentucky Industrial Building Revenue Bonds,
                       Series 1989 dated as of December 1, 1989                                                      d
   10.8            Loan Agreement between County of Boone, Kentucky and Multi-Color for $3,250,000
                       Dated as of December 1, 1989                                                                  d
   10.9            Remarketing Agreement dated as of December 1, 1989 by and among the Company,
                       The Ohio Company and The PNC Bank (Formerly The Central Trust Company, N.A.)                  d
  10.10            Remarketing Agreement dated October 1, 1989 by and among the Company, The Ohio
                       Company and The PNC Bank (Formerly The Central Trust Company, N.A.)                           d
  10.11            Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National
                       Association covering $3,250,000 County of Boone, Kentucky Industrial Building
                       Revenue Bonds                                                                                 c
  10.12            Bond Purchase Agreement for $3,250,000 County of Boone, Kentucky Industrial
                       Building Revenue Bonds Series 1989                                                            c
  10.14            Loan Agreement between the Company and City of Scottsburg, Indiana, dated
                       as of April 1, 1997 for $3,000,000                                                            e
  10.28            Purchase Agreement to Sell dated February 26, 1999 by and between the
                   Company and Indiana Properties, LLC                                                               f
  10.31            Asset Purchase Agreement, dated December 4, 1999, between MCC-Batavia, LLC and
                   Leonard Z. Eppel, Receiver of the Assets of Buriot International, Inc.                            k
  10.33            Fourth Amended and Restated Credit, Reimbursement and Security Agreement  as of
                   June 6, 2000 among Multi-Color Corporation, PNC Bank, National Association and
                   Keybank National Association.                                                                     o
  10.34            Asset Purchase Agreement, dated June 5, 2000, between Multi-Color Corporation,
                   Uniflex, John Yamasaki, Meiwa Corporation and Ryohsei Plastics Industries, Co., Ltd.              n
  10.35            Amendment to Credit Agreement dated February 8, 2001                                              g


                                          MANAGEMENT CONTRACTS AND COMPENSATION PLANS
   10.19           1992 Directors' Stock Option Plan                                                                 b
   10.20           401(k) Retirement Savings Plan and Trust                                                          b
   10.21           Deferred Compensation Rabbi Trust Agreement                                                       a
   10.23           1997 Stock Option Plan                                                                            h
   10.24           1998 Non-Employee Director Stock Option Plan of Multi-Color Corporation                           I
   10.25           Employment Agreement entered into March 16, 1998 by and between the Company
                       And Steven G. Mulch                                                                           f
   10.26           Employment Agreement entered into March 16, 1998 by and between the Company
                       And Francis D. Gerace                                                                         f
   10.27           Amendment to Employment Agreement dated May 18, 1999, to employment agreement
                       Dated as of March 16, 1998 among Multi-Color Corporation and Francis D. Gerace                f
   10.35           1999 Long-Term Incentive Plan of Multi-Color Corporation dated as of January 19, 1999.            l
   21              Subsidiaries of the Company                                                                       g
   23              Consent of Grant Thornton, LLP                                                                    g

a Filed as an exhibit to the Form 10-K for the 1996 fiscal year and incorporated herein by reference.

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

o. Filed as an exhibit to the Form 10-K for the 2000 fiscal year and incorporated herein by reference.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MULTI-COLOR CORPORATION
Dated:   June 27, 2001               (Registrant)


                                     /s/ Francis D. Gerace
                                     -----------------------------------------
                                     Francis D. Gerace
                                     President, Chief Executive Officer and
                                     Director
                                     (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


                  Name                                        Capacity                                        Date
/s/ Francis D. Gerace                                President, Chief Executive Officer and Director      June 27, 2001
--------------------------------------------         (Principal Executive Officer)
Francis D. Gerace


/s/ Dawn H. Bertsche                                 Vice President-Finance,                              June 27, 2001
--------------------------------------------         Chief Financial Officer, Secretary
Dawn H. Bertsche                                     (Principal Financial Officer
                                                     and Principal Accounting
                                                     Officer)


/s/ Lorrence T. Kellar                               Chairman of the                                      June 27, 2001
--------------------------------------------         Board of Directors
Lorrence T. Kellar


/s/ Gordon B. Bonfield                               Director                                             June 27, 2001
--------------------------------------------
Gordon B. Bonfield


/s/ Charles B. Connolly                              Director                                             June 27, 2001
--------------------------------------------
Charles B. Connolly


/s/ Burton D. Morgan                                 Director                                             June 27, 2001
--------------------------------------------
Burton D. Morgan


/s/ David H. Pease, Jr.                              Director                                             June 27, 2001
--------------------------------------------
David H. Pease, Jr.


/s/ Roger A. Keller                                  Director                                             June 27, 2001
--------------------------------------------
Roger A. Keller