Form 10-Q
period 2001-06-30
MULTI COLOR CORP
filed 2001-08-14
CIK 819220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File #0-16148

MULTI-COLOR CORPORATION
(Exact name of Registrant as specified in its charter)

Ohio	31-1125853
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

205 W. Fourth Street, Suite 1140, Cincinnati, Ohio 45202
(Address of principal executive offices)

Registrant’s telephone number—(513)381-1480

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No  ☐

          Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common shares, no par value—2,492,640 (as of August 7, 2001)

FORM 10-Q

CONTENTS

PART I—FINANCIAL INFORMATION (Unaudited)

Item 1.    Financial Statements

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)

	June 30, 2001	March 31, 2001
	(Unaudited)
ASSETS

Current Assets:
Cash	$ 174	$ 3
Accounts receivable, net	7,225	7,496
Inventories	6,528	5,784
Deferred tax asset	190	190
Prepaid expenses and other	64	69

Total current assets	14,181	13,542
Property, plant and equipment, net	25,729	26,189
Goodwill	3,844	3,844
Intangible assets, net	1,069	937
Deferred tax asset	—	122
Other	16	16

Total assets	$44,839	$44,650

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current liabilities:
Short-term debt	$ —	$ 94
Current portion of long-term debt	3,210	3,249
Current portion of capital lease obligations	54	74
Accounts payable	4,560	4,816
Accrued expenses	2,216	2,364

Total current liabilities	10,040	10,597
Long-term debt, excluding current portion	15,765	16,650
Capital lease obligations, excluding current portion	4,216	4,220
Deferred tax liability	603	—
Deferred compensation	244	216

Total liabilities	30,868	31,683

Shareholders’ investment:
Common stock, no par value	251	249
Paid-in capital	9,942	10,246
Treasury stock, at cost	(119)	(51)
Retained earnings	3,897	2,523

Total shareholders’ investment	13,971	12,967

Total liabilities and shareholders’ investment	$44,839	$44,650

The accompanying notes are an integral part of this financial information.

Item 1.    Financial Statements (continued)

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Thousands except per share amounts)

	Three Months Ended
	June 30, 2001	June 30, 2000
Net sales	$20,529	$14,191
Cost of goods sold	16,542	11,541

Gross profit	3,987	2,650
Selling, general and administrative expenses	1,395	1,149

Operating income	2,592	1,501
Other expense, net	21	3
Interest expense	424	476

Income before income taxes	2,147	1,022
Income taxes	773	409

Net income	$ 1,374	$ 613

Basic earnings per share	$ 0.55	$ 0.25
Diluted earnings per share	$ 0.51	$ 0.24

Average number of common shares outstanding:
Basic	2,492	2,441
Diluted	2,675	2,517

The accompanying notes are an integral part of this financial information.

Item 1.    Financial Statements (continued)

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands)

	Three Months Ended
	June 30, 2001	June 30, 2000
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 1,883	$ 1,799
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(299)	(336)
Acquisition of business, net of cash received	—	(6,350)

Net cash used in investing activities	(299)	(6,686)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in revolving line of credit, net	(94)	(1,764)
Sinking fund withdrawals	—	225
Repayment of long-term debt	(924)	(425)
Proceeds from issuance of long-term debt	—	7,200
Repayment of capital lease obligations	(24)	(49)
Proceeds from issuance of common stock	109	9
Purchase of treasury stock	(68)	—
Purchase of outstanding stock options	(412)	—
Capitalized bank fees	—	(56)

Net cash provided by (used in) financing activities	(1,413)	5,140

Net increase in cash	171	253
Cash, beginning of period	3	2

Cash, end of period	$ 174	$ 255

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$ 178	$ 434
Income taxes paid	$ 19	$ 12
Acquisition accounted for as a purchase:
Assets acquired	$ —	$ 9,229
Liabilities assumed	—	(1,479)
Cash acquired	—	(800)
Note payable	—	(600)

Net cash paid	$ —	$ 6,350

The accompanying notes are an integral part of this financial information.

MULTI-COLOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in Thousands)

Item 1.    Financial Statements (continued)

1.    Basis of Presentation:

          The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

          The information furnished in these financial statements reflects all estimates and adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods reported, and all adjustments and estimates are of a normal recurring nature.

2.    Net Income Per Share Data:

          The following is a reconciliation of the number of shares used in the Basic Earnings Per Share (“EPS”) and Diluted EPS computations (shares in thousands):

	Three months ended June 30, 2001	Three months ended June 30, 2000
Basic EPS	2,492	2,441
Effect of dilutive stock options	183	76
Diluted EPS	2,675	2,517

3.    Inventories:

          Inventories are stated at the lower of cost (First-in-First-out) or market and are comprised of the following:

	June 30, 2001	March 31, 2001
Finished Goods	$3,629	$2,884
Work in Process	1,033	925
Raw Materials	1,866	1,974

	$6,528	$5,783

4.    New Accounting Pronouncements:

          On July 20, 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has adopted this statement without material effect on the Company’s financial position or results of operations.

          SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.
MULTI-COLOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The Company adopted SFAS No. 142 as of April 1, 2001. In accordance with this statement, the amount recorded for goodwill is no longer being amortized. Goodwill will be tested annually for impairment. The fair value of the reporting unit responsible for the goodwill will be compared to its carrying amount. If an impairment is determined to have occurred, any required impairment loss will be recorded at that time.

          At June 30, 2001, the total amount of assets subject to amortization and related accumulated amortization is $1,429 and $360, respectively. These assets will continue to be amortized over their useful remaining lives. The weighted average amortization period for these assets is 4.05 years. Total amortization expense for the three months ended June 30, 2001 and 2000 was $116 and $29, respectively. The amount of goodwill recorded at June 30, 2001 that will no longer be amortized is $3,844. There was no change in the carrying amount of goodwill for the three months ended June 30, 2001.

          The annual estimated amortization expense for the fiscal years ended March 31 are as follows:

2002	$ 382
2003	$ 346
2004	$ 282
2005	$ 150
2006	$ 25

Total	$1,185

          The impact of adopting SFAS No. 142 is as follows:

	Three months ended June 30, 2001	Three months ended June 30, 2000
Reported net income	$1,374	$613
Addback: goodwill amortization	—	16

Adjusted net income	$1,374	$629

Basic earnings per share:
Reported net income	$ .55	$ .25
Goodwill amortization	—	.01

Adjusted net income	$ .55	$ .26

Diluted earnings per share:
Reported net income	$ .51	$ .24
Goodwill amortization	—	.01

Adjusted net income	$ .51	$ .25

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands)

Results of Operations

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

          Net sales increased $6,338 or 45%, for the three months ended June 30, 2001 as compared to the same period in the prior year. The increase in sales is attributable to two primary factors. Approximately half of the increase relates to growth from existing customers as a result of new product introductions by the Company’s existing customers and awarding of new business on current products. The remainder of the sales increase resulted from the Company’s acquisition made in June 2000.

          Gross profit increased $1,337 or 50% as compared to the same period in the prior year. The increase in gross profit was primarily attributable to the increase in sales as described above. The Company is continually dedicated to reducing waste and increasing productivity.

          Selling, general and administrative expenses increased $246 as compared to the same prior year period. The increase was primarily attributable to additional sales and marketing expenses incurred as a result of the acquisition the Company completed in fiscal 2001. However, selling, general and administrative expenses as a percentage of sales decreased to 6.8% for the three months ended June 30, 2001 from 8.1% for the same period in the prior year. The Company has been able to realize cost savings from the synergies of past acquisitions.

          Interest expense decreased $52 as compared to the same period in the prior year and was the result of lower average debt outstanding and lower interest rates for the three months ended June 30, 2001. The Company had no outstanding borrowings under the revolving bank loan at June 30, 2001.

          Income tax expense increased $364 as compared to the same period in the prior year. The increase is a result of increased pre-tax income as discussed above. The effective tax rate for the three months ended June 30, 2001 was 36% as compared to 40% for the same period in the prior year. The reduction in the effective tax rate is due to the Company earning income in lower rate states such as Nevada and Indiana.

Liquidity and Capital Resources

          The Company is dependent on availability under its Revolving Credit Agreement, $5,000 at June 30, 2001, and its operations to provide for cash needs. The Company entered into this credit agreement with PNC Bank, Ohio, National Association and another lender on June 6, 2000 which is a restatement of its prior credit agreements. The credit agreement provides for available borrowings under a revolving line of credit up to a maximum of $5,000 and also a $7,200 acquisition facility, which was utilized in June 2000 in connection with the Company’s acquisition of Uniflex.

          Under the terms of the new credit agreement, the Company is subject to a number of financial covenants. Additionally, the Company is prohibited from paying dividends on its outstanding stock.

          Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $3,449 for the three months ended June 30, 2001, compared to $2,154 for the same period in the prior year. This increase is due to the increased operating income incurred for the three months ended June 30, 2001.

          Through the three months ended June 30, 2001, net cash provided by operating activities was $1,883 as compared to net cash provided of $1,799 through the same period of the prior year. The cash provided from the increase in operating income as discussed above was offset by a use of cash due to an increase in inventory levels required to support the increase in sales.

          Through the three months ended June 30, 2001, net cash used in investing activities was $299 compared to net cash used of $6,686 through the same period of the prior year. The Company completed an acquisition in the first quarter of fiscal 2001. Through the three months ended June 30, 2001, net cash used in financing activities was $1,413 compared to net cash provided of $5,140 through the same period of the prior year. The change was due to the debt incurred to fund the acquisition completed during the first quarter of fiscal 2001.

          The Company believes it has both sufficient short and long term liquidity financing. The Company had a working capital position of $4,141 and $1,244 at June 30, 2001 and 2000, respectively. At June 30, 2001 the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

          The Company intends to make capital expenditures of approximately $3,000 during fiscal 2002. The Company believes that cash flow from operations and availability under the revolving line of credit are sufficient to meet its capital requirements and debt service requirements for the next twelve months. From time to time the Company has reviewed potential acquisitions of businesses. While the Company has no present commitments to acquire any businesses, such an acquisition may require the Company to issue additional equity or incur additional debt.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

          The Company has no material changes to the disclosure made on this matter on the Company’s Form 10-K for the year ended March 31, 2001.

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

          Statements concerning expected financial performance, on-going business strategies, and possible future action which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic conditions; the success of its significant customers; acceptance of new product offerings; changes in business strategy or plans; availability, terms and development of capital; availability of raw materials; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; competition; the ability to achieve cost reductions; and increases in general interest rates levels affecting the Company’s interest costs. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings—None

Item 2.    Changes in Securities—None

Item 3.    Defaults upon Senior Securities—None

Item 4.    Submission of Matters to a Vote of Security Holders—None

Item 5.    Other Information—None

Item 6.    Exhibits and Reports on Form 8-K—A Form 8-K was filed on June 25, 2001 reporting the Company’s intention to repurchase shares of the Company’s common stock.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION
(Registrant)

/s/ DAWN H. BERTSCHE
By:
Dawn H. Bertsche
Vice President—Finance,
Chief Financial Officer

Date: August 13, 2001