Form 10-Q
period 2001-09-30
MULTI COLOR CORP
filed 2001-11-13
CIK 819220

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2001
                                   ---------------------------

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                    to
                                   --------------------  -----------------------

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

              425 Walnut Street, Suite 1300, Cincinnati, Ohio 45202
              -----------------------------------------------------
                    (Address of principal executive offices)

                  Registrant's telephone number - (513)381-1480


              -----------------------------------------------------

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

        Common shares, no par value - 2,497,973 (as of November 6, 2001)
        ----------------------------------------------------------------

                                    FORM 10-Q
                                    CONTENTS

PART I - FINANCIAL INFORMATION (Unaudited)

                                                                                                                       Page
Condensed Consolidated Balance Sheets at September 30, 2001 and March 31, 2001............................................3

Condensed Consolidated Statements of Income for the Three Months
Ended September 30, 2001 and September 30, 2000...........................................................................4

Condensed Consolidated Statements of Income for the Six Months
Ended September 30, 2001 and September 30, 2000...........................................................................5

Condensed Consolidated Statements of Cash Flows for the Six Months
Ended September 30, 2001 and September 30, 2000...........................................................................6

Notes to Condensed Consolidated Financial Statements......................................................................7

Management's Discussions and Analysis of Financial Condition and Results of Operations....................................9

Quantitative and Qualitative Disclosures About Market Risk...............................................................11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................................12

Item 2.  Changes in Securities...........................................................................................12

Item 3.  Defaults upon Senior Securities.................................................................................12

Item 4.  Submission of Matters to a Vote of Security Holders.............................................................12

Item 5.  Other Information...............................................................................................12

Item 6.  Exhibits and Reports on Form 8-K................................................................................12

Signature................................................................................................................13

Item 1. Financial Statements
----------------------------
                                                   MULTI-COLOR CORPORATION
                                            Condensed Consolidated Balance Sheets
                                                         (Thousands)

                                                                                  September 30, 2001        March 31, 2001
                                                                                  --------------------   ---------------------
                                    ASSETS                                            (Unaudited)
                                    ------

Current Assets:
     Cash                                                                         $             1,868    $                  3
     Accounts receivable, net                                                                   7,020                   7,496
     Inventories                                                                                4,813                   5,784
     Deferred tax asset                                                                           190                     190
     Prepaid expenses and other                                                                   127                      69
                                                                                  --------------------   ---------------------
                  Total current assets                                                         14,018                  13,542

Property, plant and equipment, net                                                             25,595                  26,189

Goodwill                                                                                        3,844                   3,844

Intangible assets, net                                                                            976                     937

Deferred tax asset                                                                                  -                     122

Other                                                                                              18                      16
                                                                                  --------------------   ---------------------
                  Total assets                                                    $            44,451    $             44,650
                                                                                  ====================   =====================

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------

Current liabilities:
     Short-term debt                                                              $                 -    $                 94
     Current portion of long-term debt                                                          3,210                   3,249
     Current portion of capital lease obligations                                                  36                      74
     Accounts payable                                                                           3,284                   4,816
     Accrued expenses                                                                           1,925                   2,364
                                                                                  --------------------   ---------------------
                  Total current liabilities                                                     8,455                  10,597

Long-term debt, excluding current portion                                                      15,030                  16,650

Capital lease obligations, excluding current portion                                            4,211                   4,220

Deferred tax liability                                                                          1,257                       -

Deferred compensation                                                                             272                     216
                                                                                  --------------------   ---------------------
                  Total liabilities                                                            29,225                  31,683

Shareholders' investment:
     Common stock, no par value                                                                   251                     249
     Paid-in capital                                                                            9,966                  10,246
     Treasury stock, at cost                                                                     (119)                    (51)
     Retained earnings                                                                          5,128                   2,523
                                                                                  --------------------   ---------------------
                   Total shareholders' investment                                              15,226                  12,967
                                                                                  --------------------   ---------------------

                   Total liabilities and shareholders' investment                 $            44,451    $             44,650
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


Item 1. Financial Statements (continued)
----------------------------------------

                                                       MULTI-COLOR CORPORATION
                                                       -----------------------

                                              Condensed Consolidated Statements of Income
                                                              (Unaudited)
                                                  (Thousands except per share amounts)

                                                                                      Three Months Ended
                                                                       -------------------------------------------------
                                                                          September 30, 2001        September 30, 2000
                                                                       ------------------------  -----------------------
Net sales                                                              $                18,595   $               16,841

Cost of goods sold                                                                      15,129                   13,660
                                                                       ------------------------  -----------------------

     Gross profit                                                                        3,466                    3,181

Selling, general and administrative expenses                                             1,143                    1,279
                                                                       ------------------------  -----------------------
     Operating income                                                                    2,323                    1,902

Other expense, net                                                                          25                      121

Interest expense                                                                           375                      571
                                                                       ------------------------  -----------------------
     Income before income taxes                                                          1,923                    1,210

Income taxes                                                                               692                      477
                                                                       ------------------------  -----------------------

    Net income                                                         $                 1,231   $                  733
                                                                       ========================  =======================

Basic earnings per share                                               $                  0.49   $                 0.30

Diluted earnings per share                                             $                  0.44   $                 0.28

Average number of common shares outstanding
Basic                                                                                    2,494                    2,464

Diluted                                                                                  2,789                    2,590

The accompanying notes are an integral part of this financial information.

Item 1. Financial Statements (continued)
----------------------------------------

                                                       MULTI-COLOR CORPORATION
                                                       -----------------------

                                              Condensed Consolidated Statements of Income
                                                               (Unaudited)
                                                  (Thousands except per share amounts)

                                                                                                Six Months Ended
                                                                                -------------------------------------------------
                                                                                  September 30, 2001        September 30, 2000
                                                                                ------------------------  -----------------------
Net sales                                                                       $                39,125   $              31,032

Cost of goods sold                                                                               31,672                   25,201
                                                                                ------------------------  -----------------------

     Gross profit                                                                                 7,453                    5,831

Selling, general and administrative expenses                                                      2,538                    2,428
                                                                                ------------------------  -----------------------

     Operating income                                                                             4,915                    3,403

Other expense, net                                                                                   46                      124

Interest expense                                                                                    799                    1,047
                                                                                ------------------------  -----------------------

     Income before income taxes                                                                   4,070                    2,232

Income taxes                                                                                      1,465                      886
                                                                                ------------------------  -----------------------

    Net income                                                                  $                 2,605   $                1,346
                                                                                ========================  =======================


Basic earnings per share                                                        $                 1.05    $                 0.55

Diluted earnings per share                                                      $                 0.95    $                 0.53

Average number of common shares outstanding
Basic                                                                                             2,493                    2,452

Diluted                                                                                           2,732                    2,553

The accompanying notes are an integral part of this financial information.

----------------------------------------

                             MULTI-COLOR CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (Thousands)

                                                                                            Six Months Ended
                                                                          ------------------------------------------------------
                                                                           September 30, 2001              September 30, 2000
                                                                          ----------------------          ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $              4,831            $              3,401

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                                (832)                         (1,596)
       Acquisition of business, net of cash received                                          -                          (6,407)
       Proceeds from sale of property, plant and equipment                                   13                               1
                                                                          ----------------------          ----------------------
                Net cash used in investing activities                                      (819)                         (8,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Decrease in revolving line of credit, net                                            (94)                         (1,963)
       Sinking fund withdrawals                                                               -                             425
       Repayment of long-term debt                                                       (1,659)                         (1,075)
       Proceeds from issuance of long-term debt                                               -                           7,200
       Repayment of capital lease obligations                                               (47)                           (101)
       Proceeds from issuance of common stock                                               133                             199
       Purchase of treasury stock                                                           (68)                              -
       Purchase of outstanding stock options                                               (412)                              -
       Capitalized bank fees                                                                  -                             (86)
                                                                          ----------------------          ----------------------
                Net cash provided by (used in) financing activities                     (2,147)                           4,599
                                                                          ----------------------          ----------------------
                Net increase (decrease) in cash                                           1,865                              (2)
Cash, beginning of period                                                                     3                               2
                                                                          ----------------------          ----------------------
Cash, end of period                                                        $              1,868            $                  -
                                                                          ======================          ======================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Interest paid                                                       $                537            $                847
       Income taxes paid                                                   $                 40            $                 30

       Acquisition accounted for as a purchase:
           Assets acquired                                                 $                  -            $              9,286
           Liabilities assumed                                                                -                          (1,479)
           Cash acquired                                                                      -                            (800)
           Note payable                                                                       -                            (600)
                                                                          ----------------------          ----------------------
                   Net cash paid                                           $                  -            $              6,407
                                                                          ======================          ======================

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

          2.   Net Income Per Share Data:

          The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations (shares in thousands):

                                                              Three Months Ended                       Six Months Ended
                                                                 September 30,                           September 30,
                                                            2001               2000                2001                 2000
                                                            ----               ----                ----                 ----
          Basic EPS                                        2,494               2,464               2,493               2,452
          Effect of dilutive stock options                   295                 126                 239                 101
          Diluted EPS                                      2,789               2,590               2,732               2,553

          3.   Inventories:

          Inventories are stated at the lower of cost (First-in-First-out) or market and are comprised of the following:

                                                                      September 30, 2001                      March 31, 2001
                                                                  ---------------------------            --------------------------
          Finished Goods                                                    $3,072                                 $2,884
          Work in Process                                                      352                                    925
          Raw Materials                                                      1,389                                  1,975
                                                                  ---------------------------            --------------------------
                                                                            $4,813                                 $5,784
                                                                  ===========================            ==========================

          4.   New Accounting Pronouncements:

          On July 20, 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has adopted this statement without material effect on the Company's financial position or results of operations.

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

          At September 30, 2001, the total amount of assets subject to amortization and related accumulated amortization is $1,429 and $453, respectively. These assets will continue to be amortized over their useful remaining lives. The weighted average amortization period for these assets is 4.05 years. Total amortization expense for the three months ended September 30, 2001 and 2000 was $95 and $54, respectively. Total amortization expense for the six months ended September 30, 2001 and 2000 was $212 and $83, respectively. The amount of goodwill recorded at September 30, 2001 that will no longer be amortized is $3,844. There was no change in the carrying amount of goodwill for the six months ended September 30, 2001.

          The annual estimated amortization expense for the fiscal years ended March 31 are as follows:

                            2002                       $   382
                            2003                       $   346
                            2004                       $   282
                            2005                       $   150
                            2006                       $    25
                                                       -------
                            Total                      $ 1,185
                                                       =======

          The impact of adopting SFAS No. 142 is as follows:

                                                          Three Months Ended                  Six Months Ended
                                                             September 30,                      September 30,
                                                        2001               2000             2001              2000
                                                     ----------          ---------        ---------          --------
          Reported net income                            $1,231               $733           $2,605            $1,346
          Addback: goodwill amortization                   -                    31             -                   42
                                                     ----------          ---------        ---------          --------
          Adjusted net income                            $1,231               $764           $2,605            $1,388
                                                     ==========          =========        =========          ========

          Basic earnings per share:
          Reported net income                              $.49               $.30            $1.05              $.55
          Goodwill amortization                            -                   .01             -                  .02
                                                     ----------          ---------        ---------          --------
          Adjusted net income                              $.49               $.31            $1.05              $.57
                                                     ==========          =========        =========          ========

          Diluted earnings per share:
          Reported net income                              $.44               $.28             $.95              $.53
          Goodwill amortization                            -                   .01             -                  .02
                                                     ----------          ---------        ---------          --------
          Adjusted net income                              $.44               $.29             $.95              $.55
                                                     ==========          =========        =========          ========

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations (Amounts in Thousands)
          --------------------------------------------

Results of Operations

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

          Net sales increased $1,754 or 10%, for the three months ended September 30, 2001 as compared to the same period in the prior year. The increase in revenue is attributable to growth in pressure sensitive label sales.

          Gross profit increased $285 or 9% as compared to the same period in the prior year. The increase in gross profit was primarily attributable to the increase in sales as described above.

          Selling, general and administrative expenses decreased $136 as compared to the same prior year period. Selling, general and administrative expenses as a percentage of sales decreased to 6.1% for the three months ended September 30, 2001 from 7.6% for the same period in the prior year. The Company has been able to realize cost savings from the synergies of past acquisitions.

          Interest expense decreased $196 as compared to the same period in the prior year and was the result of lower average debt outstanding and significantly lower interest rates for the three months ended September 30, 2001. The Company had no outstanding borrowings under the revolving bank loan at September 30, 2001 and throughout most of the three months ended September 30, 2001 due to strong cash flows generated by operations.

          Income tax expense increased $215 as compared to the same period in the prior year. The increase is a result of increased pre-tax income as discussed above. The effective tax rate for the three months ended September 30, 2001 was 36% as compared to 40% for the same period in the prior year. The reduction in the effective tax rate is due to the Company earning income in lower rate states such as Nevada and Indiana.

Six Months ended September 30, 2001 Compared to the Six Months Ended September 30, 2000

          Net sales increased $8,093 or 26% for the six months ended September 30, 2001 as compared to the same period in the prior year. The acquisition of Uniflex in June 2000 accounted for 72% of the growth in sales for the period. Sales of pressure sensitive labels accounted for the remainder of the increase for the six months ended September 30, 2001 as compared to the same period in the prior year.

          Gross profit increased $1,622 for the six months ended September 30, 2001 as compared to the same period in the prior year. Gross profit as a percentage of sales was 19% for both six-month periods ending September 30, 2001 and 2000. The Company's focus on waste reduction and operating efficiencies has allowed the Company to maintain consistent margins.

          Interest expense decreased $248 for the six months ended September 30, 2001 as compared to the same period in the prior year. This is a result of the continued paydown of the Company's outstanding debt as well as the significant reductions in interest rates during the six-month ended September 30, 2001. Long term debt was reduced by $1,659 for the six-month period ending September 30, 2001.

          Income tax expense increased $579 as compared to the same period in the prior year. The increase is a result of increased pre-tax income as discussed above. The effective tax rate for the six months ended September 30, 2001 was 36% as compared to 40% for the same period in the prior year. The reduction in the effective tax rate is due to the Company earning income in lower rate states such as Nevada and Indiana.

Liquidity and Capital Resources

          The Company is dependent on availability under its Revolving Credit Agreement, $5,000 at September 30, 2001, and its operations to provide for cash needs. The Company entered into this credit agreement with PNC Bank, Ohio, National Association and another lender on June 6, 2000 which is a restatement of its prior credit agreements. The credit agreement provides for available borrowings under a revolving line of credit up to a maximum of $5,000 and also a $7,200 acquisition facility, which was utilized in June 2000 in connection with the Company's acquisition of Uniflex.

          Under the terms of the new credit agreement, the Company is subject to a number of financial covenants. Additionally, the Company is prohibited from paying dividends on its outstanding stock.

          Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") was $3,041 for the three months ended September 30, 2001, compared to $2,524 for the same period in the prior year. This increase is due to the increased operating income incurred for the three months ended September 30, 2001.

          Through the three months ended September 30, 2001, net cash provided by operating activities was $4,831 as compared to net cash provided of $3,401 through the same period of the prior year. The cash provided from the increase in operating income as discussed above was offset by a use of cash due to an increase in inventory levels required to support the increase in sales.

          Through the six months ended September 30, 2001, net cash used in investing activities was $819 compared to net cash used of $8,002 through the same period of the prior year. The Company completed an acquisition in the first quarter of fiscal 2001. Through the six months ended September 30, 2001, net cash used in financing activities was $2,147 compared to net cash provided of $4,599 through the same period of the prior year. The change was due to the debt incurred to fund the acquisition completed during the first quarter of fiscal 2001.

          The Company believes it has both sufficient short and long term liquidity financing. The Company had a working capital position of $5,563 and $1,389 at September 30, 2001 and 2000, respectively. At September 30, 2001 the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

          The Company intends to make capital expenditures of approximately $3,000 during fiscal 2002. The Company believes that cash flow from operations and availability under the revolving line of credit are sufficient to meet its capital requirements and debt service requirements for the next twelve months. From time to time the Company has reviewed potential acquisitions of businesses. Such an acquisition may require the Company to issue additional equity or incur additional debt. On October 29, 2001, the Company reported the acquisition of Premiere Labels, Inc. of Troy, Ohio. The acquisition was funded by internally generated funds from operations. Total purchase price, including assumed long term debt, was $5,306.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

          The Company has no material changes to the disclosure made on this matter on the Company's Form 10-K for the year ended March 31, 2001.

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

                           Part II - Other Information
                           ---------------------------

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - The annual meeting of Shareholders was held on August 16, 2001. At the meeting, the shareholders voted on the following items:

          1.   Election of the following directors:

                                           Votes for        Votes withheld
                                          -----------      ----------------
               Gordon B. Bonfield          2,291,480            133,310
               Charles B. Connolly         2,274,490            150,300
               Francis D. Gerace           2,232,730            192,060
               Lorrence T. Kellar          2,293,790            131,000
               Roger A. Keller             2,293,790            131,000
               Burton D. Morgan            2,291,430            133,360
               David H. Pease, Jr.         2,271,330            153,460

          2. Approval of an amendment to the Company's 1998 non-Employee Director Stock Option Plan to increase the number of shares available for issuance thereunder. (1,944,713 votes for; 470,437 votes against; 9,640 votes abstained.)

          3. Ratification of the appointment of Grant Thornton LLP as the Company's independent public accountants for fiscal 2002. (2,424,230 votes for; 300 votes against; 260 votes abstained.)

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K - None

                                  Signatures
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Multi-Color Corporation
                                       (Registrant)




Date: November 13, 2001                By:      /s/ Dawn H. Bertsche
                                          --------------------------------------
                                                Dawn H. Bertsche
                                                Vice President-Finance,
                                                Chief Financial Officer