Form 10-Q
period 2001-12-31
MULTI COLOR CORP
filed 2002-02-13
CIK 819220

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------

                            WASHINGTON, D.C. 20549
                            ----------------------

                                   FORM 10-Q
                                   ---------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended   December 31, 2001
                                         -----------------------

                                      OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from____________to______________


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


                  ___________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X  No ___
                                    ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

       Common shares, no par value - 3,742,897 (as of February 7, 2002)
       -----------------------------------------------------------------

                                   FORM 10-Q
                                   CONTENTS

PART I - FINANCIAL INFORMATION (Unaudited)

                                                                                                    Page

Condensed Consolidated Balance Sheets at December 31, 2001 and March 31, 2001....................     3

Condensed Consolidated Statements of Income for the Three Months
Ended December 31, 2001 and December 31, 2000....................................................     4

Condensed Consolidated Statements of Income for the Nine Months
Ended December 31, 2001 and December 31, 2000....................................................     5

Condensed Consolidated Statements of Cash Flows for the Nine Months
Ended December 31, 2001 and December 31, 2000....................................................     6

Notes to Condensed Consolidated Financial Statements.............................................     7

Management's Discussions and Analysis of Financial Condition and Results of Operations...........     9

Quantitative and Qualitative Disclosures About Market Risk.......................................    11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................    12

Item 2.  Changes in Securities...................................................................    12

Item 3.  Defaults upon Senior Securities.........................................................    12

Item 4.  Submission of Matters to a Vote of Security Holders.....................................    12

Item 5.  Other Information.......................................................................    12

Item 6.  Exhibits and Reports on Form 8-K........................................................    12

Signature........................................................................................    13

Item 1. Financial Statements
----------------------------

                               MULTI-COLOR CORPORATION
                         Condensed Consolidated Balance Sheets
                                      (Thousands)

                                                                                   December 31, 2001        March 31, 2001
                                                                                  --------------------   ---------------------
                                    ASSETS                                            (Unaudited)
                                    ------
Current Assets:
     Cash                                                                         $                81    $                  3
     Accounts receivable, net                                                                   4,628                   7,496
     Inventories                                                                                5,046                   5,784
     Deferred tax asset                                                                           190                     190
     Prepaid expenses and other                                                                   224                      69
                                                                                  --------------------   ---------------------
                  Total current assets                                                         10,169                  13,542

Property, plant and equipment, net                                                             28,050                  26,189

Goodwill                                                                                        6,423                   3,844

Intangible assets, net                                                                            889                     937

Deferred tax asset                                                                                  -                     122

Other                                                                                              16                      16
                                                                                  --------------------   ---------------------

                  Total assets                                                    $            45,547    $           $ 44,650
                                                                                  ====================   =====================

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------

Current liabilities:
     Short-term debt                                                              $               100    $               $ 94
     Current portion of long-term debt                                                          3,593                   3,249
     Current portion of capital lease obligations                                                  18                      74
     Accounts payable                                                                           2,253                   4,816
     Accrued expenses                                                                           1,998                   2,364
                                                                                  --------------------   ---------------------
                  Total current liabilities                                                     7,962                  10,597

Long-term debt, excluding current portion                                                      15,219                  16,650

Capital lease obligations, excluding current portion                                            4,206                   4,220

Deferred tax liability                                                                          1,659                       -

Deferred compensation                                                                             302                     216
                                                                                  --------------------   ---------------------
                  Total liabilities                                                            29,348                  31,683

Shareholders' investment:
     Common stock, no par value                                                                   251                     249
     Paid-in capital                                                                            9,982                  10,246
     Treasury stock, at cost                                                                     (119)                    (51)
     Retained earnings                                                                          6,085                   2,523
                                                                                  --------------------   ---------------------
                   Total shareholders' investment                                              16,199                  12,967
                                                                                  --------------------   ---------------------

                   Total liabilities and shareholders' investment                 $            45,547    $           $ 44,650
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

----------------------------------------

                            MULTI-COLOR CORPORATION
                            -----------------------

                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                     (Thousands except per share amounts)

                                                                             Three Months Ended
                                                                --------------------------------------------
                                                                 December 31, 2001        December 31, 2000
                                                                -------------------      -------------------
Net sales                                                        $           15,995       $           16,289

Cost of goods sold                                                           12,914                   12,962
                                                                -------------------      -------------------

     Gross profit                                                             3,081                    3,327

Selling, general and administrative expenses                                  1,210                    1,181
                                                                -------------------      -------------------

     Operating income                                                         1,871                    2,146

Other expense, net                                                               21                      123

Interest expense                                                                352                      497
                                                                -------------------      -------------------

     Income before income taxes                                               1,498                    1,526

Income taxes                                                                    539                      610
                                                                -------------------      -------------------

     Net income                                                  $              959       $              916
                                                                ===================      ===================

Basic earnings per share                                         $             0.26       $             0.25

Diluted earnings per share                                       $             0.23       $             0.23

Average number of common shares outstanding
Basic                                                                         3,742                    3,705

Diluted                                                                       4,235                    3,939

The accompanying notes are an integral part of this financial information.

----------------------------------------

                            MULTI-COLOR CORPORATION
                            -----------------------

                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                     (Thousands except per share amounts)

                                                                  Nine Months Ended
                                                     -------------------------------------------
                                                      December 31, 2001       December 31, 2000
                                                     -------------------     -------------------
Net sales                                             $          55,119        $         47,321

Cost of goods sold                                               44,585                  38,163
                                                     -------------------     -------------------

  Gross profit                                                   10,534                   9,158

Selling, general and administrative expenses                      3,748                   3,609
                                                     -------------------     -------------------

  Operating income                                                6,786                   5,549

Other expense, net                                                   67                     247

Interest expense                                                  1,151                   1,544
                                                     -------------------     -------------------

  Income before income taxes                                      5,568                   3,758

Income taxes                                                      2,004                   1,496
                                                     -------------------     -------------------

  Net income                                          $           3,564        $          2,262
                                                     ===================     ===================

Basic earnings per share                              $            0.95        $           0.61

Diluted earnings per share                            $            0.86        $           0.59

Average number of common shares outstanding
Basic                                                             3,738                   3,687

Diluted                                                           4,141                   3,867

The accompanying notes are an integral part of this financial information.

----------------------------------------

                            MULTI-COLOR CORPORATION

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                  (Thousands)


                                                                              Nine Months Ended
                                                                      ---------------------------------------
                                                                      December 31, 2001     December 31, 2000
                                                                      -----------------     -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $ 8,201               $ 5,982

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                      (1,413)               (2,147)
       Acquisition of business, net of cash received                             (3,852)               (6,407)
       Proceeds from sale of property, plant and equipment                           14                     1
                                                                             ----------            ----------
                Net cash used in investing activities                            (5,251)               (8,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase (decrease) in revolving line of credit, net                           6                (3,455)
       Sinking fund withdrawals                                                       -                   428
       Repayment of long-term debt                                               (2,465)               (1,647)
       Proceeds from issuance of long-term debt                                       -                 7,200
       Repayment of capital lease obligations                                       (78)                 (139)
       Proceeds from issuance of common stock                                       146                   271
       Purchase of treasury stock                                                   (68)                    -
       Purchase of outstanding stock options                                       (412)                    -
       Payment in lieu of fractional shares for stock split                          (1)                    -
       Capitalized bank fees                                                          -                   (86)
                                                                             ----------            ----------
                Net cash provided by (used in) financing activities              (2,872)                2,572
                                                                             ----------            ----------
                Net increase in cash                                                 78                     1
Cash, beginning of period                                                             3                     2
                                                                             ----------            ----------
Cash, end of period                                                             $    81               $     3
                                                                             ==========            ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Interest paid                                                            $   682               $ 1,235
       Income taxes paid                                                        $   332               $    51

       Acquisition accounted for as a purchase:
           Assets acquired                                                      $ 5,646               $ 9,286
           Liabilities assumed                                                     (461)               (1,479)
           Cash acquired                                                             53                  (800)
           Note payable                                                          (1,386)                 (600)
                                                                             ----------            ----------
                   Net cash paid                                                $ 3,852               $ 6,407
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

     2.   Net Income Per Share Data:

          The following is a reconciliation of the number of shares used in the Basic Earnings Per Share ("EPS") and Diluted EPS computations (shares in thousands):

                                               Three Months Ended            Nine Months Ended
                                                  December 31,                 December 31,
                                               2001          2000            2001         2000
                                               ----          ----            ----         ----
     Basic EPS                                3,742         3,705           3,738        3,687
     Effect of dilutive stock options           493           234             403          180
     Diluted EPS                              4,235         3,939           4,141        3,867

     All share amounts have been adjusted to reflect the three for two stock split effective November 30, 2001.

     3.   Inventories:

     Inventories are stated at the lower of cost (First-in-First-out) or market and are comprised of the following:

                                        December 31, 2001     March 31, 2001
                                        -----------------     --------------
     Finished Goods                          $3,385              $2,884
     Work in Process                            447                 925
     Raw Materials                            1,214               1,975
                                        -----------------     --------------
                                             $5,046              $5,784
                                        =================     ==============

     4.   Acquisitions:

     On October 25, 2001, the Company acquired the stock of Premiere Labels, Inc, a pressure sensitive label printing company located in Troy, Ohio.
     The acquisition was funded with internally generated funds. Total purchase price, including assumed debt, was $5,306.

     5.   New Accounting Pronouncements:

     On July 20, 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has adopted this statement without material effect on the Company's financial position or results of operations.SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

     At December 31, 2001, the total amount of assets subject to amortization and related accumulated amortization is $1,429 and $540, respectively. These assets will continue to be amortized over their useful remaining lives. The weighted average amortization period for these assets is 4.05 years. Total amortization expense for the three months ended December 31, 2001 and 2000 was $86 and $54, respectively. Total amortization expense for the nine months ended December 31, 2001 and 2000 was $296 and $137, respectively. The amount of goodwill recorded at December 31, 2001 that
     will no longer be amortized is $6,423.    Goodwill increased $2,579 during
     the nine months ended December 31, 2001 due the acquisition of Premiere Labels, Inc. in October 2001.

     The annual estimated amortization expense for the fiscal years ended March 31 are as follows:

                                  2002           $  382
                                  2003           $  346
                                  2004           $  282
                                  2005           $  150
                                  2006           $   25
                                                 ------
                                  Total          $1,185
                                                 ======

     The impact of adopting SFAS No. 142 is as follows:

                                                   Three Months Ended                   Nine Months Ended
                                                      December 31,                         December 31,
                                                 2001                2000              2001            2000
                                             ------------        ------------      ------------     -----------
Reported net income                                 $ 959               $ 916            $3,564            $2,262
Addback: goodwill amortization                          -                  31                 -                73
                                             ------------        ------------      ------------       -----------
Adjusted net income                                 $ 959               $ 947            $3,564            $2,335
                                             ============        ============      ============       ===========

Basic earnings per share:
Reported net income                                 $ .26               $ .25            $  .95            $  .61
Goodwill amortization                                   -                 .01                 -               .02
                                             ------------        ------------      ------------       -----------
Adjusted net income                                 $ .26               $ .26            $  .95            $  .63
                                             ============        ============      ============       ===========

Diluted earnings per share:
Reported net income                                 $ .23               $ .23            $  .86            $  .59
Goodwill amortization                                   -                 .01                 -               .02
                                             ------------        ------------      ------------       -----------
Adjusted net income                                 $ .23               $ .24            $  .86            $  .61
                                             ============        ============      ============       ===========



Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------
          (Amounts in Thousands)
          ----------------------

Results of Operations

Three Months Ended December 31, 2001 Compared to the Three Months Ended December 31, 2000

          Net sales decreased $294 or 2%, for the three months ended December 31, 2001 as compared to the same period in the prior year. The decrease was primarily a result of two factors: several large customers were working off inventory levels in anticipation of the calendar year end and the complex qualifications of several new business opportunities caused delays in turning these opportunities into sales revenue.

          Gross profit decreased $246 or 7% as compared to the same period in the prior year as a result of the sales decrease.

          Selling, general and administrative expenses were flat as compared to the same prior year period. Selling, general and administrative expenses as a percentage of sales increased to 7.6% for the three months ended December 31, 2001 from 7.3% for the same period in the prior year.

          Other expense decreased $102 or 83% for the three months ended December 31, 2001 as compared to the same period in the prior year. Goodwill amounts are no longer being amortized in accordance with the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets". Also, the Company incurred some expenses in the prior year in connection with the termination of the Company's pension plan.

          Interest expense decreased $145 as compared to the same period in the prior year and was the result of lower average debt outstanding and significantly lower interest rates for the three months ended December 31, 2001. The Company had minimal outstanding borrowings under the revolving bank loan at December 31, 2001.

          Income tax expense decreased $71 as compared to the same period in the prior year. The decrease is a result of decreased pre-tax income as discussed above. The effective tax rate for the three months ended December 31, 2001 was 36% as compared to 40% for the same period in the prior year. The reduction in the effective tax rate is due to the Company earning income in lower rate states such as Nevada and Indiana.

Nine Months ended December 31, 2001 Compared to the Nine Months Ended December 31, 2000

          Net sales increased $7,778 or 16% for the nine months ended December 31, 2001 as compared to the same period in the prior year. The acquisitions completed in June 2000 and October 2001 accounted for 27% of the growth in sales for the period. Sales of pressure sensitive labels accounted for the remainder of the increase for the nine months ended December 31, 2001 as compared to the same period in the prior year.

          Gross profit increased $1,376 for the nine months ended December 31, 2001 as compared to the same period in the prior year. Gross profit as a percentage of sales was 19% for both nine-month periods ending December 31, 2001 and 2000. The Company's focus on waste reduction and operating efficiencies has allowed the Company to maintain consistent margins.

          Other expense decreased $180 or 73% for the nine months ended December 31, 2001 as compared to the same period in the prior year. Goodwill amounts are no longer being amortized in accordance with the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets". Also, the Company incurred some expenses in the prior year in connection with the termination of the Company's pension plan.

          Interest expense decreased $393 for the nine months ended December 31, 2001 as compared to the same period in the prior year. This is a result of the continued paydown of the Company's outstanding debt as well as the significant reductions in interest rates during the nine month ended December 31, 2001. Long term debt was reduced by $2,465 for the nine month period ending December 31, 2001.

          Income tax expense increased $508 as compared to the same period in the prior year. The increase is a result of increased pre-tax income as discussed above. The effective tax rate for the nine months ended December 31, 2001 was 36% as compared to 40% for the same period in the prior year. The reduction in the effective tax rate is due to the Company earning income in lower rate states such as Nevada and Indiana.

Liquidity and Capital Resources

          The Company is dependent on availability under its Revolving Credit Agreement, $4,900 at December 31, 2001, and its operations to provide for cash needs. The Company entered into this credit agreement with PNC Bank, Ohio, National Association and another lender on June 6, 2000 which is a restatement of its prior credit agreements. The credit agreement provides for available borrowings under a revolving line of credit up to a maximum of $5,000 and also a $7,200 acquisition facility, which was utilized in June 2000 in connection with the Company's acquisition of Uniflex.

          Under the terms of the credit agreement, the Company is subject to a number of financial covenants. Additionally, the Company is prohibited from paying dividends on its outstanding stock.

          Through the nine months ended December 31, 2001, net cash provided by operating activities was $8,201 as compared to net cash provided of $5,982 through the same period of the prior year. The cash provided from the increase in operating income as discussed was combined with cash provided from the collection of accounts receivable and was offset by a use of cash through accounts payable in the ordinary course of business.

         Through the nine months ended December 31, 2001, net cash used in investing activities was $5,251 compared to net cash used of $8,553 through the same period of the prior year. The Company completed acquisitions in the first and third quarters of fiscal 2001. Through the nine months ended December 31, 2001, net cash used in financing activities was $2,872 compared to net cash provided of $2,572 through the same period of the prior year. The change was due to the debt incurred to fund the acquisition completed during the first quarter of fiscal 2001. The acquisition completed during the third quarter of fiscal 2002 was completed with the use of available cash.

         The Company believes it has both sufficient short and long term liquidity financing. The Company had a working capital position of $2,207 and $2,945 at December 31, 2001 and 2000, respectively. At December 31, 2001 the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

         The Company intends to make capital expenditures of approximately $2,000 during fiscal 2002. The Company believes that cash flow from operations and availability under the revolving line of credit are sufficient to meet its capital requirements and debt service requirements for the next twelve months. From time to time the Company has reviewed potential acquisitions of businesses. Such an acquisition may require the Company to issue additional equity or incur additional debt.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Company has no material changes to the disclosure made on this matter on the Company's Form 10-K for the year ended March 31, 2001.

Forward Looking Statements

         Forward-looking statements in this release including, without limitations, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions; the ability to integrate acquisitions; the success of its significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms and development of capital; availability of raw materials; business abilities and judgement of personnel; changes in, or the failure to comply with, government regulations, and other factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          Part II - Other Information
                          ---------------------------

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6. Exhibits and Reports on Form 8-K - Reports on Form 8-K filed October 18, 2001 announcing the Company's three for two stock split effective November 30, 2001 and filed October 25, 2001 reporting the acquisition of Premiere Labels, Inc.

                                   Signature
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Multi-Color Corporation
                                        (Registrant)



Date: February 13, 2002                 By: /s/ Dawn H. Bertsche
                                           ------------------------------------
                                            Dawn H. Bertsche
                                            Vice President-Finance,
                                            Chief Financial Officer