Form 10-K
period 2002-03-31
MULTI COLOR CORP
filed 2002-06-26
CIK 819220

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16148

MULTI-COLOR CORPORATION

Incorporated in the State of Ohio	31-1125853 IRS Employer Identification number

425 Walnut Street, Suite 1300
Cincinnati, Ohio 45202
(513) 381-1480

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

The aggregate market value of voting stock based on a closing price of $15.97 per share held by nonaffiliates of the registrant is $31,137,188 as of June 18, 2002.

As of June 18, 2002, 3,793,597 shares of common stock, no par value, were issued and outstanding.

INDEX TO ANNUAL REPORT ON FORM 10-K

		Page
	PART I

Item 1 —	Business	2

Item 2 —	Properties	6

Item 3 —	Legal Proceedings	6

Item 4 —	Submission of Matters to a Vote of Security Holders	6

	PART II

Item 5 —	Market for the Registrant’s Common Stock and Related Stockholder Matters	7

Item 6 —	Selected Financial Data	8

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 7A —	Quantitative and Qualitative Disclosures About Market Risk	11

Item 8 —	Financial Statements and Supplementary Data	11

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	27

	PART III

	Part III (except for certain information relating to Executive Officers included in Part I and the Equity Plan Compensation Information) is omitted. The Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2002 a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.	27

	PART IV

Item 14 —	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	28

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

Statements concerning expected financial performance, on-going business strategies, and possible future action which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic conditions; the success of its significant customers; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms and development of capital; the ability to successfully integrate new acquisitions; availability of raw materials; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations; competition; the ability to achieve cost reductions; and increases in general interest rate levels affecting the Company’s interest costs. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.     BUSINESS

GENERAL

Multi-Color is a premier supplier of decorative label solutions and packaging services to consumer product companies, national retailers and container manufacturers worldwide. The Company’s customers include many of the world’s largest manufacturers of home care, personal care, lawn care, automotive and food and beverage products. The Company provides a wide range of products and services for the packaging needs of its customer through three divisions. The Company believes that its Decorating Solutions Division is the world’s largest producer of in-mold labels (IMLs) and a major manufacturer of high-end pressure sensitive labels and shrink sleeves. The Company’s Graphic Services Division, Laser Graphic Systems, provides digital graphic and pre-press services, and produces printing cylinders and plates. The Company’s Packaging Services Division, Quick Pak, is a leading provider of promotional packaging, assembly and fulfillment services.

The Company is an Ohio corporation that was incorporated in 1985, succeeding to the predecessor business that began producing paper labels in 1918. The Company has maintained customer relationships that have existed since that time. The Company sells its labels in the United States, Canada, Mexico, South America and Asia. Multi-Color currently provides products and services for over 150 customers. Unless the context otherwise requires, the “Company” and “Multi-Color” refer to Multi-Color Corporation.

The Company’s common stock, no par value, is listed on the Nasdaq National Market System under the symbol “LABL”. See “Item 5—Market for the Registrant’s Common Stock and Related Stockholder Matters.”

PRODUCTS

In-mold labels (IMLs):

In 1980, Multi-Color invented the in-mold label in response to the increasing use of blow-molded plastic containers. Working in conjunction with a customer, the Company and a leading supplier of blow-molded plastic containers developed the in-mold label process which applies a label to a plastic container as the container is being formed in the mold cavity. Multi-Color developed the label and the method of applying the heat-activated adhesive to the label. The in-mold label solves many of the quality problems associated with conventional labels and produces a more attractive labeled container.

IML labels are complex and technically demanding products. The finished IML product is a finely detailed label that performs consistently well for plastic container manufacturers and adds marketing value and product security for consumer product companies. Each component of the label producing process, starting with substrates (the base material for the label) and the laser-exposed gravure cylinder to the printing with up to eight colors—along with over-coats and adhesives—requires a special expertise for success. The Company believes that its strength lies in several areas, two of which are the substrates used in the printing process and the production of the gravure cylinder.

Multi-Color has developed proprietary substrates that the Company uses in its printing process and also sells to other printers, both in the United States and abroad. There are several critical characteristics of a successful substrate. The material needs a proper coefficient of friction so that the finished label is easily and consistently picked up and applied to the blow-molded container. A second is the ability to hold the label’s inks, including metallics and flourescents, overlay varnishes and adhesives. Still another characteristic, is the ability to lay smoothly, without wrinkle or bulge, when applied to a very hot, just molded plastic container that will quickly shrink, along with the label, as its temperature falls.

A new product line that is gaining interest is injection in-mold labeling. Historically, injection molded products have been decorated with pressure sensitive or direct print products. However, several years ago, injection in-mold technology was successfully developed in Europe. Several U.S. injection molding companies are starting to explore IML as a decorating method and the Company intends to be a leading supplier of this technology. The majority of these products are printed using the lithographic printing process which is one of the technologies utilized at the Company’s Batavia, Ohio location.

Pressure sensitive labels:

A pressure sensitive label is one that adheres to a surface by press-on contact. The label will usually consist of four elements—a base material, which may include paper, foil or plastic; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces. When the labels are to be applied to containers or bottles, the release coating and protective backing are removed, which exposes the adhesive, and the label is pressed or rolled into place.

In December 1999, Multi-Color began offering pressure sensitive labels to customers in conjunction with the acquisition of Buriot International, Inc. (“Buriot”). In this acquisition, the Company acquired a two year-old manufacturing facility that is equipped with an offset press and a flexographic press. Both presses are equipped with interstation ultraviolet (UV) drying equipment. The flexographic press is also equipped for hot foil stamping and rotary screen capabilities. In September of 2000, the Company installed a second flexographic press to produce pressure sensitive labels.

The Company expanded its production of pressure sensitive labels through the acquisition of Premiere Labels, Inc. in October 2001. This plant is equipped with five flexographic presses with smaller web widths and is capable of handling smaller runs efficiently.

The pressure sensitive market is the largest single segment within the overall label market and represents a significant growth opportunity. The Company’s strategy is to be a premier supplier of pressure sensitive labels in categories that demand high impact graphics or are otherwise technically challenging.

Shrink sleeve labels:

Shrink sleeve labels are produced in colorful, cutting edge styles and materials; these labels are manufactured as sleeves, slid over glass or plastic bottles and then heated to conform precisely to the contours of the container. In June 2000, Multi-Color began offering shrink sleeve labels and tamper-evident neckbands in conjunction with the acquisition of Uniflex Corporation (“Uniflex”). In this acquisition, the Company acquired a manufacturing facility that is equipped with a gravure press and finishing equipment.

The shrink sleeve market is growing rapidly as consumer products companies look for ways to differentiate their products. New age beverages, sports drinks, and spirits are among the segments that have adopted this decorating technology. However, there is demand growing in the food and the personal care markets that will greatly increase the sales opportunities for shrink sleeve labels. The Company has expanded its manufacturing base for these products and is producing shrink sleeve labels in three of its locations.

SERVICES

Graphic Services:

Technology for gravure cylinder and plate-making is another key competitive advantage for the Company. At the Company’s Laser Graphic Systems plant in Erlanger, Kentucky, the Company employs laser-exposing and chemical-engraving technology developed by Think Laboratories of Japan to produce gravure cylinders. Currently, Multi-Color is the only cylinder manufacturer in the United States with this technology. The Think process has many advantages. The process uses a laser to expose the cylinder directly from the computer without ever having to generate films. The cylinders are then chemically etched to produce very fine and highly accurate cells. The process is quicker and less costly than other engraving processes as several process steps are removed since the system is completely digital. Equally important, this technology creates cells with fineness of depth and surface size to eliminate the stairstep edges that have limited the application of gravure printing. It creates smooth and feathered patterns of color. It also gives clear definition to ever-smaller type sizes required as companies add more information and more languages to their labels. The Company also uses a copper ballard shell technology that cuts cost and time from cylinder production.

Historically, the Laser Graphic Systems facility has been an integrated supplier of cylinders and plates to the Company’s other facilities. Minimal sales of cylinders and plates were made to outside third parties. In fiscal 2001 and 2002, the Company upgraded the pre-press area of Laser Graphic Systems as well as made improvements in the manufacturing system leading to increased capacity. A number of specialized users of gravure cylinders have been targeted and the special abilities of the Think system are being offered to a select portion of the cylinder market. Plates for the Batavia and Troy, Ohio facilities are also produced in the Laser Graphic Systems facility.

Packaging Services:

The Company’s Quick Pak division, located in Cincinnati, Ohio, is a leading provider of promotional packaging, assembling and fulfillment services to major health and beauty companies, consumer product manufacturers and national retailers. Because many of Multi-Color’s customers utilize these types of packaging services, the addition of Quick Pak allows the Company to broaden and deepen its relationship with its current clients while also providing the Company an opportunity to offer label solutions to Quick Pak customers.

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

The Company’s emphasis is to develop and market new products for applications where superior technical characteristics are required. Multi-Color developed and is successfully marketing a range of plastic in-mold labels for applications in which plastic containers are subjected to more demanding physical requirements. Also, the Company works closely with container manufacturers developing improved label products that result in increased efficiencies and lower waste that translates to lower cost for its consumer products customers.

The Company maintains a technical support staff of 7 people who are responsible for developing innovative solutions, including new labels, for customers’ label needs. Included in the support staff are field engineers whose job is to assist the customers with technically demanding products and processes. In this manner, the Company differentiates itself from its competitors and is often chosen for the most challenging projects.

Multi-Color’s research and development expenditures totaled $554,000 in fiscal 2002, $301,000 in fiscal 2001 and $320,000 in fiscal 2000.

SALES AND MARKETING

The Company sells to a broad range of consumer products companies located in the United States, Canada, Mexico and Latin America. In some cases, multi-year agreements are in place and in other cases the customers provide quarterly or annual requirements. Often the Company is the sole supplier of specific families of products.

Recent acquisitions have allowed the Company to increase its value to both new and existing customers. The sales strategy is to adopt a consultative selling approach which allows the sales organization to review the requirements of the container to be decorated and then offer a number of alternative decorating methods. Thereby, the Company is viewed as an expert source of material and methods, able to cut across numerous technologies, and offer the best possible cost effective solution.

The Company employs a sales staff of 15 people. The sales organization also includes representatives in Canada and Mexico in order to increase sales in those regions. There is also a growing need to serve markets in the Pacific Rim. Multi-national customers are searching for companies that are capable of supporting global brands and the Company’s leadership in IML and shrink sleeve products drives increased interest in our capabilities.

Approximately 51% of the Company’s total sales in fiscal 2002 were to two customers: The Procter & Gamble Company, 41% (divided among six product categories and three separate purchasing groups) and The Quaker Oats Company, 10%. The loss or substantial reduction of the business of any of the major customers in a particular year could have a material adverse effect on the Company.

MANUFACTURING

Multi-Color’s printing equipment consists of four gravure printing presses in its Scottsburg plant, an offset press and two flexographic presses in its Batavia plant, a gravure printing press in its Las Vegas plant and five flexographic presses in its Troy plant. All of the Company’s presses are capable of multi-color, high-speed and high-quality graphic printing. The Company also has a wide variety of cutting and finishing equipment used to process printed material. The wide range of capabilities and versatility provided by the Company’s equipment permits it to respond rapidly to changing customer needs, including the development of new products. The Company believes it has sufficient capacity to meet any expected growth of its products. At March 31, 2002 and March 31, 2001, the label backlog was approximately $4,300,000 and $6,100,000, respectively. The label backlog represents 3-4 weeks of production volume at current staffing levels. The prior year backlog was significantly higher than the current year due to two large new product introductions by our customers. All backlog is expected to be completed in the next fiscal year.

EMPLOYEES

As of March 31, 2002, the Company had 347 employees. Multi-Color considers its labor relations to be good and has not experienced any work stoppages during the previous ten years. All human resource and compensation systems have been developed to align the Company with the goals and objectives of its customers and shareholders.

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

ACQUISITIONS

The Company is pursuing acquisitions in order to contribute to the Company’s growth. The Company believes that acquisitions are one method of increasing its presence in existing markets, expanding into new markets, gaining new product offerings and improving operating efficiencies through economies of scale. Through acquisitions, the Company plans to broaden its revenue stream by providing complimentary consumer packaging services that support our customers’ marketing strategies.

The printing industry is highly fragmented and offers many opportunities for acquisitions. During fiscal 2002, the Company completed its third acquisition. In October 2001, the Company, through its wholly owned subsidiary, MCC-Troy, LLC, acquired the stock of Premiere Labels, Inc., a pressure sensitive label printing company with a production facility in Troy, Ohio.

In May, 2002, the Company completed the acquisition of certain assets and assumption of certain liabilities of Quick Pak, Inc. Quick Pak is based in Cincinnati, Ohio and supplies packaging services to the consumer packaging industry. This acquisition enabled the Company to expand the service component of its business strategy and broaden its revenue stream by providing complimentary consumer packaging services that support its customers’ marketing strategies.

The Company continually seeks to identify and evaluate potential acquisition candidates and from time to time, engages in discussions with such candidates. Presently management has not entered into any agreements relating to new acquisitions and future acquisitions may or may not occur.

COMPETITION

The Company has a large number of competitors in the traditional and pressure sensitive label markets and three principal competitors in each of the in-mold label and shrink sleeve label markets. Some of these competitors in the traditional and pressure sensitive label markets have greater financial and other resources than the Company. The competitors in the in-mold label and shrink sleeve label markets are either private companies or subsidiaries of public companies and the Company cannot access the financial resources of these organizations. Multi-Color could be adversely affected should a competitor develop labels similar or technologically superior to the Company’s in-mold label. Although price is an important competitive factor in the Company’s business, the Company believes competition is principally dependent upon product performance, service and technical support. Customer service, quality and qualification requirements present barriers to new entrants into Multi-Color’s markets.

REGULATION

The Company operations are subject to regulation by federal and state environmental protection agencies. To insure ongoing compliance with federal and state environmental protection agency requirements, the Company retains an outside environmental consultant to monitor environmental compliance. Additionally, the Company continues to make capital investments to maintain compliance with federal and state environmental requirements and to improve its existing equipment as part of its ongoing environmental compliance strategy.

The United States Food and Drug Administration regulates the raw materials used in labels for food products. These regulations apply to the consumer products companies for which Multi-Color produces labels. Multi-Color uses materials specified by the consumer products companies in producing labels for food products.

ITEM 2.     PROPERTIES

Facility	Address	Owned/Leased	Approximate Size
Corporate Offices	425 Walnut Street, Suite 1300 Cincinnati, Ohio 45202	Leased	7,400 sq. ft.

Scottsburg Plant	2281 South US 31 Scottsburg, Indiana 47170	Leased	120,500 sq. ft.

Erlanger Plant	3520 Turfway Road Erlanger, Kentucky 41018	Owned	12,000 sq. ft.

Batavia Plant	4064 Clough Woods Drive Batavia, Ohio 45103	Owned	29,000 sq. ft.

Las Vegas Plant	1151 M Grier Drive Las Vegas, NV 89119	Leased	41,000 sq. ft.

Troy Plant	635 Olympic Boulevard Troy, Ohio	Owned	22,800 sq. ft.

All of the Company’s properties are in good condition, are well maintained, and are adequate for the Company’s intended uses.

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ending March 31, 2002.

EXECUTIVE OFFICERS

Francis D. Gerace, 49, was promoted to President and appointed a Director on May 18, 1999 and was elected Chief Executive Officer in August 1999. Prior to that time Mr. Gerace served as the Company’s Vice President of Operations from April 1998 to May 1999. Mr. Gerace held various operating positions and was Director of Strategic Business Systems for Fort James Corporation’s Packaging Business from 1993 to 1998. From 1974 to 1993, Mr. Gerace held various general management positions with Conagra, Inc. and Beatrice Foods Company.

Steven G. Mulch, 52, was promoted to Senior Vice President of Sales and Marketing in April of 2000. He previously held the position of Vice President of Corporate Sales and Business Development with the Company from April 1998 to April 2000. Prior to joining Multi-Color, Mr. Mulch was Vice President and General Manager of a four plant division of Fort James Corporation’s Packaging Business from 1991 to 1998. From 1972 to 1991, Mr. Mulch held various positions with Tenneco, Inc. including general manager of the offset carton converting plant in Grand Rapids, Michigan.

Dawn H. Bertsche, 45, was appointed Vice President of Finance, Chief Financial Officer and Secretary in August 1999. Prior to joining Multi-Color, Ms. Bertsche was Chief Financial Officer for Hill Top Research, Inc. from 1997 to 1999 and held the position of Vice President and Controller and other financial positions for Clopay Corporation from 1987 to 1997. From 1977 to 1987, Ms. Bertsche held various financial management positions with LSI Lighting Systems, Inc. and Price Waterhouse.

John P. McKeough, 35, was promoted to Vice President of Operations in June 2000. Prior to that time he served as Plant Manager of the Company’s Scottsburg, Indiana facility. Before joining the Company, he held various production management positions at Fort James Corporation’s Packaging Business from 1992 to 1999.

Thomas J. Vogt, 53, was appointed Vice President of Sales in December of 1999. Prior to joining Multi-Color, Mr. Vogt was Vice President of Sales at Gar Doc, Inc. from 1994 to 1999. From 1970 to 1994, Mr. Vogt held various officer and stock ownership positions in companies that he formed in the color separation, computer design and label printing industries.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s shares trade in the over-the-counter market under the NASDAQ-NMS symbol LABL. The following table sets forth the high and low sales prices of the Company’s common stock (“Common Stock”) as reported in the NASDAQ National Market System during fiscal years 2001 and 2002. Prices have been adjusted to reflect the Company’s 3 for 2 stock split effective November 30, 2001. The Company’s stock is thinly traded. Accordingly, the prices below may not be indicative of prices at which a large number of shares can be traded or reflective of prices that would prevail in a more active market.

	High	Low
April 1, 2000 to June 30, 2000	$5.33	$4.33
July 1, 2000 to September 30, 2000	$5.83	$5.17
October 1, 2000 to December 31, 2000	$6.92	$5.25
January 1, 2001 to March 31, 2001	$7.83	$5.67
April 1, 2001 to June 30, 2001	$10.39	$6.27
July 1, 2001 to September 30, 2001	$14.33	$7.80
October 1, 2001 to December 31, 2001	$18.10	$10.07
January 1, 2002 to March 31, 2002	$20.25	$12.15

As of June 18, 2002, there were approximately 390 shareholders of record of the Common Stock.

Multi-Color currently intends to retain its earnings to fund the growth of its business and does not anticipate paying any cash dividends on Common Stock in the foreseeable future. The Company’s financing agreements currently prohibit the payment of Common Stock cash dividends.

ITEM 6.     SELECTED FINANCIAL DATA

	Year Ended
	March 31 2002	March 31 2001	March 31 2000(3)	March 28 1999(1)	March 29 1998(2)
	(In thousands, except per share amounts)
Net sales	$72,624	$66,618	$53,331	$49,786	$47,576
Gross profit	14,503	13,288	9,014	6,929	4,840
Operating income (loss)	8,927	8,305	4,280	2,165	(2,455)
Income (loss) before cumulative effect of a change in accounting principle	4,699	3,559	5,626	1,259	(4,071)
Cumulative effect of a change in accounting principle	—	—	—	224	—
Net income (loss)	4,699	3,559	5,626	1,484	(4,071)
Diluted earnings (loss) per share (4)	1.14	.91	1.34	.33	(1.33)
Weighted average shares outstanding—diluted	4,108	3,900	4,206	4,424	3,258
Preferred dividends	—	—	177	275	279
Working capital	3,324	2,944	(281)	(1,869)	(1,827)
Total assets	47,924	44,650	37,151	29,781	30,854
Short-term debt	3,607	3,417	5,143	4,369	4,782
Long-term debt	18,691	20,870	17,292	11,086	11,208
Stockholders’ equity	17,659	12,967	9,136	6,010	4,665

(1)
Multi-Color maintained a fiscal year of 52 or 53 weeks beginning on the Monday nearest to March 31 through March 28, 1999. Beginning with fiscal 2000, the Company now ends all fiscal years on March 31.

(2)	Fiscal 1998 results include a restructuring charge of $315, a write down of $438 on certain property, and a $668 loss on sale of assets.
(3)	Fiscal 2000 results include a write down of $779 on certain property and a tax benefit of $2,553.
(4)	All share amounts have been adjusted to reflect the 3 for 2 stock split effective November 30, 2001.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto appearing elsewhere herein.

Results of Operations

The following table shows, for the periods indicated, certain components of the Company’s consolidated statements of operations as a percentage of net sales and the percentage changes in the dollar amounts of such components compared to the indicated prior period.

	Percentage of Net Sales
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	80.0%	80.1%	83.1%

Gross profit	20.0%	19.9%	16.9%
Selling, general & administrative expenses	7.7%	7.5%	7.4%
Impairment loss on long-lived assets	—	—	1.5%

Operating income	12.3%	12.4%	8.0%
Interest expense	2.0%	3.0%	2.4%
Other	.2%	.5%	(.2)%

Income before income taxes	10.1%	8.9%	5.8%
Income taxes (benefit)	3.6%	3.6%	(4.8)%

Net income	6.5%	5.3%	10.6%

Comparison of Fiscal Years Ended March 31, 2002 and March 31, 2001

Net sales increased $6,006,227 or 9% to $72,624,006 in 2002 from $66,617,779 in 2001. The increase in sales is due primarily to unit growth of the Company’s pressure sensitive label sales. The acquisitions completed in June 2000 and October 2001 accounted for 29% of the growth in sales for the year.

Gross profit increased $1,214,420 or 9% to $14,502,600 in 2002 from $13,288,180 in 2001. In 2002 and 2001, gross profit as a percentage of sales remained at 20%. The Company’s focus on operating efficiencies and waste reduction has allowed the Company to maintain consistent margins.

Selling, general and administrative expenses increased $591,637 or 12% to $5,575,282 in 2002 from $4,983,645 in 2001. Expenses as a percentage of sales increased slightly to 8% in 2002 from 7% in 2001. Expenses increased as a result of the Company expanding its sales force in order to achieve higher organic growth during fiscal 2002.

Interest expense decreased $528,933 or 26% to $1,472,670 in 2002 from $2,001,603 in 2001. The decrease in interest expense is a result of the pay down of long-term debt of $3,200,488 in 2002 along with reduced interest rates.

Other expense decreased $233,527 or 66% to $121,314 in 2002 from $354,841 in 2001. Goodwill is no longer being amortized in accordance with the Company’s adoption of SFAS No. 142 “Goodwill and Other Intangible Assets”. Also, the Company incurred some expense in the prior year in connection with the termination of the Company’s pension plan.

Income tax expense was increased $245,213 or 10% to $2,634,650 in 2002 from $2,389,437 in 2001. The effective tax rates for fiscal 2002 and 2001 were 36% and 40%, respectively. The reduction in the effective tax rate is due to the Company earning income in lower rate states such as Nevada and Indiana.

Comparison of Fiscal Years Ended March 31, 2001 and March 31, 2000

        Net sales increased $13,286,379 or 25% to $66,617,779 in 2001 from $53,331,400 in 2000. The increase in sales is due primarily to the sales generated by the acquisitions the Company made in fiscal 2000 and fiscal 2001. Through these acquisitions, the Company entered the heat-shrink and pressure sensitive label markets. Sales of in-mold labels to existing customers also increased as a result of new product introductions by the Company’s key customers. The Company also benefited this year from the awarding of new business on current products of the Company’s existing customers.

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

Interest expense increased $701,391 or 54% to $2,001,603 in 2001 from $1,300,212 in 2000. The increase in interest expense is a result of the additional debt of approximately $14,050,000 assumed or incurred by the Company in connection with the acquisitions made in 2000 and 2001. This increase in interest expense was offset by the reduction of interest expense relating to the Company’s revolving bank loan. The average amount outstanding under the revolving bank loan in 2001 was approximately $887,000 while the average amount outstanding in 2000 was approximately $2,271,000.

Income tax expense was $2,389,437 in 2001. In 2000, an income tax benefit of $2,553,129 was recorded as the Company was able to recognize the benefit of tax loss carryforwards. Previously, due to the Company’s prior history of net income and losses, a valuation allowance was required to be recorded against the tax loss carryforwards and other deferred tax assets. In 2000, based on the Company’s history of profitability and other factors, a valuation allowance was no longer required. In 2001, the Company began recording tax expense at the appropriate federal and state income tax rates.

Even though pre-tax income increased in 2001 as compared to 2000, net income decreased in 2001 as compared to 2000 due to the recording of the income tax benefit in 2000 as discussed above.

Liquidity and Capital Resources

Cash flows from operations were $10,926,873 in 2002 and $7,441,017 in 2001. The increase is attributable to improved operating profits and lower days outstanding for accounts receivable items.

Cash flows used in investing activities were $5,909,217 in 2002 and $9,306,648 in 2001. Cash used in 2002 and 2001 is due to acquisitions of Premiere Labels in fiscal 2002 and Uniflex Corporation in fiscal 2001.

Capital expenditures were $2,081,224 in 2002 and $2,903,968 in 2001. Capital expenditures were funded either through cash flow from operations or through the Company’s revolving credit agreement. Capital expenditures relate primarily to new machinery installed at the Company’s various plant locations, including a new flexographic press at the Batavia plant location in 2001.

The Company is dependent on availability under its Revolving Credit Agreement, $5,000,000 at March 31, 2002, and its operations to provide for cash needs. The Company entered into its current credit agreement with PNC Bank, Ohio, National Association and Key Bank on June 5, 2000. The credit agreement provides for available borrowings under a revolving line of credit up to a maximum of $5,000,000 and an acquisition facility of $7,200,000, which was utilized in June 2000 upon the acquisition of Uniflex Corporation. Under the terms of the credit agreement, the Company is subject to several financial covenants. The financial covenants require the Company to maintain certain leverage and fixed charge ratios as well as maintain a minimum tangible net worth. The Company is also prohibited from declaring dividends on the common stock of the Company under the agreement. The agreement expires in June 2003.

In May 2002, the Company acquired certain assets and assumed certain liabilities of Quick Pak, Inc. The Company funded the acquisition through available cash and the Company’s line of credit. Total purchase price was $6,651,751, which included a note payable of $300,000, due May 2005. In order to complete the acquisition and fund future cash needs, the Company’s lenders increased the revolving line of credit by $3,000,000 for a total line of credit of $8,000,000. The Company expects to complete new financing agreements with PNC Bank during July, 2002.

The Company believes that cash flow from operations and availability under the revolving line of credit are sufficient to meet its capital requirements and debt service requirements for fiscal 2003. From time to time the Company reviews potential acquisitions of businesses. While the Company has no present commitments to acquire any businesses, such an acquisition may require the Company to issue additional equity or incur additional debt.

Inflation

The Company does not believe that its operations have been materially affected by inflation.

ITEM 7A.     QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from changes in interest rates and certain of its outstanding debt. The outstanding loan balance under the Company’s bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Europe. Based on the average outstanding debt in fiscal 2002, 100 basis point change in interest rate would change interest expense by approximately $233,000. The Company does not presently use financial or derivative instruments to manage its interest costs. The Company has minimal foreign exchange risks.

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Directors of Multi-Color Corporation:

We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) as of March 31, 2002 and March 31, 2001, and the related consolidated income statements and statements of stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation as of March 31, 2002 and March 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

By:	/s/ GRANT THORNTON LLP
Grant Thornton LLP

May 1, 2002,
    except for note 16
    as to which the date is
    May 31, 2002
Cincinnati, Ohio

MULTI-COLOR CORPORATION

CONSOLIDATED INCOME STATEMENTS
For the Years Ended March 31, 2002, March 31, 2001 and March 31, 2000

	2002	2001	2000
Net sales	$72,624,006	$66,617,779	$53,331,400
Cost of goods sold	58,121,406	53,329,599	44,317,301

Gross profit	14,502,600	13,288,180	9,014,099
Selling, general and administrative expenses	5,575,282	4,983,645	3,954,672
Impairment loss on long-lived assets	—	—	779,024

Operating income	8,927,318	8,304,535	4,280,403
Interest expense	1,472,670	2,001,603	1,300,212
Other (income) expense, net	121,314	354,841	(92,457)

Income before income taxes	7,333,334	5,948,091	3,072,648
Income taxes (benefit)	2,634,650	2,389,437	(2,553,129)

Net income	$4,698,684	$3,558,654	$5,625,777

Preferred stock dividends	$—	$—	$176,569
Net income applicable to common shares:	$4,698,684	$3,558,654	$5,449,208

Weighted average shares and equivalents outstanding:
Basic	3,740,128	3,695,597	3,532,004
Diluted	4,108,139	3,900,569	4,205,786

Basic earnings per common share:	$1.26	$.96	$1.54
Diluted earnings per common and common equivalent share:	$1.14	$.91	$1.34

The accompanying notes to financial statements are an integral part of these statements.

MULTI-COLOR CORPORATION

CONSOLIDATED BALANCE SHEETS
As of March 31, 2002 and March 31, 2001

	2002	2001
ASSETS
Current assets:
Cash	$1,389,734	$2,817
Accounts receivable, net	5,440,131	7,496,240
Inventories	5,275,417	5,783,351
Deferred tax asset	243,483	190,249
Prepaid expenses and other	228,971	68,942

Total current assets	12,577,736	13,541,599
Property, plant and equipment, net	28,089,168	26,188,657
Goodwill	6,383,922	3,844,125
Intangible assets, net	859,180	937,068
Deferred tax asset	—	122,748
Other	13,927	16,274

Total assets	$47,923,933	$44,650,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$94,253
Current portion of long-term debt	3,592,962	3,248,770
Current portion of capital lease obligations	13,653	73,723
Accounts payable	3,277,033	4,815,837
Accrued liabilities	2,369,611	2,364,727

Total current liabilities	9,253,259	10,597,310
Long-term debt	14,484,200	16,650,000
Capital lease obligations	4,206,661	4,220,314
Deferred tax liability	1,988,870	—
Deferred compensation	331,970	215,492

Total liabilities	30,264,960	31,683,116
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, no par value; 10,000,000 shares authorized, 3,782,097 and 3,728,597 shares issued at March 31, 2002 and March 31, 2001, respectively	253,077	248,844
Paid-in capital	10,304,287	10,246,620
Treasury stock, 19,200 and 12,000 shares at cost at March 31, 2002 and March 31, 2001, respectively	(118,894)	(51,142)
Retained earnings	7,220,503	2,523,033

Total stockholders’ equity	17,658,973	12,967,355

Total liabilities and stockholders’ equity	$47,923,933	$44,650,471

The accompanying notes to financial statements are an integral part of these statements.

MULTI-COLOR CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended March 31, 2002, March 31, 2001 and March 31, 2000

	Preferred Stock		Common Stock
	Number of shares issued	Amount	Number of shares issued*	Amount	Paid-In capital	Retained earnings (accumulated deficit)	Treasury stock	Total
March 28, 1999	64,418	$2,895,009	3,308,387	$220,830	$9,379,410	$(6,484,829)	—	$6,010,420
Net income	—	—	—	—	—	5,625,777	—	5,625,777
Preferred dividends declared	—	—	—	—	—	(176,569)	—	(176,569)
Issuance of common stock	—	—	180,240	12,016	550,359	—	—	562,375
Purchase of treasury stock	—	—	—	—	—	—	(51,142)	(51,142)
Conversion of preferred stock to common stock	(11,918)	(476,706)	178,770	11,918	464,788	—	—	—
Redemption of preferred stock	(52,500)	(2,418,303)	—	—	(416,697)	—	—	(2,835,000)

March 31, 2000	—	$—	3,667,397	$244,764	$9,977,860	$(1,035,621)	$(51,142)	$9,135,861
Net income	—	—	—	—	—	3,558,654	—	3,558,654
Issuance of common stock	—	—	61,200	4,080	268,760	—	—	272,840

March 31, 2001	—	$—	3,728,597	$248,844	$10,246,620	$2,523,033	$(51,142)	$12,967,355
Net income	—	—	—	—	—	4,698,684	—	4,698,684
Issuance of common stock	—	—	53,500	4,233	221,452	—	—	225,685
Purchase of treasury stock	—	—	—	—	—	—	(67,752)	(67,752)
Payment in lieu of fractional shares for stock split	—	—	—	—	—	(1,214)	—	(1,214)
Purchase of outstanding stock option	—	—	—	—	(411,573)	—	—	(411,573)
Tax benefit from exercise of stock option	—	—	—	—	247,788	—	—	247,788

March 31, 2002	—	$—	3,782,097	$253,077	$10,304,287	$7,220,503	$(118,894)	$17,658,973

*	All Common stock share amounts have been adjusted to reflect the 3 for 2 stock split effective November 30, 2001.

The accompanying notes to financial statements are an integral part of these statements.

MULTI-COLOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2002, March 31, 2001 and March 31, 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,698,684	$3,558,654	$5,625,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,736,034	2,371,705	2,109,751
Amortization	395,950	357,018	43,115
Net (gain) loss on disposal of equipment	3,224	(593)	40,016
Increase in non-current deferred compensation	116,478	96,493	157,001
Decrease in notes receivable	—	—	152,943
Net (increase) decease in accounts receivable	2,517,567	(1,338,667)	(385,998)
Net (increase) decrease in inventories	575,648	61,084	(213,438)
Net (increase) decrease in prepaid expenses and other	(409,044)	(167,691)	60,380
Net decrease in accounts payable	(1,660,588)	(70,772)	(938,970)
Net increase (decrease) in accrued liabilities	(308,634)	310,841	(581,998)
Net (increase) decrease in deferred taxes	2,261,554	2,262,945	(2,575,942)
Impairment loss on long-lived assets	—	—	779,024

Net cash provided by operating activities	10,926,873	7,441,017	4,271,661
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,081,224)	(2,903,968)	(2,576,588)
Acquisition of business, net of cash received	(3,852,161)	(6,407,273)	2,078,000
Acquisition of minority interest in subsidiary	—	—	(445,599)
Proceeds from sale of plant and equipment	24,168	4,593	1,877,312

Net cash provided by (used in) investing activities	(5,909,217)	(9,306,648)	933,125
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in revolving line of credit, net	(94,253)	(3,361,159)	201,682
Sinking fund withdrawals	—	428,266	1,857,644
Purchase of treasury stock	(67,752)	—	(51,142)
Proceeds from issuance of common stock, net	225,685	272,840	76,575
Payment in lieu of fractional shares for stock split	(1,214)	—	—
Purchase of outstanding stock options	(411,573)	—	—
Redemption of preferred stock, Series A	—	—	(2,835,000)
Proceeds from issuance of long-term debt	—	7,200,000	3,280,599
Repayment of long-term debt	(3,200,488)	(2,416,872)	(7,014,979)
Preferred stock dividend payments	—	—	(521,603)
Capitalized bank fees	—	(86,277)	—
Repayment of capital lease obligation	(81,144)	(170,416)	(206,493)

Net cash provided by (used in) financing activities	(3,630,739)	1,866,382	(5,212,717)

Net increase (decrease) in cash	1,386,917	751	(7,931)
Cash, beginning of the year	2,817	2,066	9,997

Cash, end of year	$1,389,734	$2,817	$2,066

The accompanying notes to financial statements are an integral part of these statements.

MULTI-COLOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002, March 31, 2001 and March 31, 2000

(1)    THE COMPANY

Multi-Color Corporation (the Company), headquartered in Cincinnati, Ohio, supplies printed labels and engravings to various name brand consumer products companies located primarily in the United States. The Company has plants located in Scottsburg, Indiana, Batavia, Ohio, Troy, Ohio, Erlanger, Kentucky and Las Vegas, Nevada.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

References to fiscal 2002, 2001 and 2000 are for the fiscal years ended March 31, 2002, March 31, 2001 and March 31, 2000, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Building	20-30 years
Machinery and equipment	3-15 years
Furniture and fixtures	5-10 years

Goodwill and Other Intangible Assets

Goodwill is no longer amortized as the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of April 1, 2001. In 2001 and 2000, goodwill was amortized using the straight-line method over periods of ten to twenty years. In accordance with SFAS No. 142, the Company tests goodwill annually for impairment by comparing the fair value of the reporting unit responsible for the goodwill to its carrying amount. Under SFAS No. 142, impairment is also tested when events or changes in circumstances indicate that the assets carrying values may be greater than the fair values. Other intangible assets with definite useful lives continue to be amortized using the straight-line method over periods of up to five years. Intangible assets are also tested annually for impairment in accordance with SFAS No. 142 and SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.”

Accounts Payable

Accounts payable includes approximately $1,160,000 at March 31, 2001 for outstanding checks.

Income Taxes

Deferred income tax assets and liabilities are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years.

Earnings per Common Share

        The computation of basic earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable, primarily from the exercise of stock options.

MULTI-COLOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	2002		2001		2000
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS before cumulative effect	3,740,128	$1.26	3,695,597	$.96	3,532,004	$1.54
Effect of dilutive stock options	368,011	(.12)	204,972	(.05)	48,527	(.02)
Convertible shares	—	—	—	—	625,255	(.18)

Diluted EPS	4,108,139	$1.14	3,900,569	$.91	4,205,786	$1.34

Preferred stock dividends of $176,569 in fiscal 2000 have been deducted from the net income generated in fiscal 2000 to arrive at the income available to common stockholders for the calculation of basic EPS.

Advertising Costs

Advertising costs are charged to expense as incurred. Expenses were minimal for the three fiscal years ended March 31, 2002.

Research and Development Costs

Research and development costs are charged to expense as incurred. Expenses were $554,000, $301,000 and $320,000 for 2002, 2001 and 2000, respectively.

Stock-Based Compensation

The provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” require that employee stock-based compensation either continue to be determined under Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” or in accordance with the provisions of SFAS No. 123, whereby compensation expense is recognized based on the fair value of stock-based awards on the grant date. The Company accounts for such awards under the provisions of APB No. 25 and, accordingly, no compensation cost has been recognized for the stock awards unless required by APB No. 25. The Company has adopted SFAS No. 123 for disclosure purposes.

Use of Estimates in Financial Statements

In preparing financial statements in conformity with accounting principles, generally accepted in the United Sates of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Disclosure

The fair value of financial instruments approximates carrying value.

Comprehensive Income

The Company does not have any comprehensive income items other then net income.

New Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The Company adopted SFAS No. 141 without material effect on the Company’s financial position or results of operations. The Company adopted SFAS No. 142 as of April 1, 2001. See note 6 for the impact of the adoption of SFAS No. 142 on the Company’s financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less cost to sell. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company believes that the adoption of this statement will not have a material effect on the Company’s financial position or results of operations.

MULTI-COLOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)    ACCOUNTS RECEIVABLE

The Company values its trade accounts receivable on the reserve method. The following table summarizes the activity in the allowance for doubtful accounts for fiscal 2002, 2001 and 2000:

	2002	2001	2000
Balance at beginning of year	$80,338	$66,320	$137,967
Provision	109,643	62,760	58,251
Accounts written-off	(62,167)	(48,742)	(129,898)

Balance at end of year	$127,814	$80,338	$66,320

(4)    INVENTORIES

Inventories as of March 31 consisted of the following:

	2002	2001
Finished goods	$3,291,158	$2,883,666
Work-in-process	714,724	925,411
Raw materials	1,269,535	1,974,274

	$5,275,417	$5,783,351

(5)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of March 31:

	2002	2001
Land and buildings	$8,638,399	$7,596,681
Machinery and equipment	34,423,831	30,647,636
Furniture and fixtures	1,638,930	1,275,438
Construction in progress	1,152,465	1,723,371

	45,853,625	41,243,126
Accumulated depreciation	(17,764,457)	(15,054,469)

	$28,089,168	$26,188,657

In 2000, an impairment loss of $779,024 was recorded on a printing press at the Scottsburg location due to the limited future use of the press. The press is an older press and not as technologically advanced as other presses located at the Scottsburg location.

(6)    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31:

	2002	2001
Non-compete agreements	$810,000	$750,000
Other	592,957	429,472

	1,402,957	1,142,798
Accumulated amortization	(543,777)	(242,404)

	$859,180	$937,068

The intangible assets are amortized over their useful remaining lives using the straight-line method of amortization. The weighted average amortization period for these assets is 4.07 years. Total amortization expense for 2002 and 2001 was $374,717 and $174,713, respectively.

MULTI-COLOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The annual estimated amortization expense for the fiscal years ended March 31 are as follows:

2003	$371,683
2004	300,832
2005	161,665
2006	25,000

Total	$859,180

The amounts recorded for goodwill total $6,383,922 and $3,844,125 at March 31, 2002 and 2001, respectively. These amounts are no longer amortized in accordance with the Company’s adoption of SFAS No. 142. Goodwill increased $2,539,797 in fiscal 2002 due to the acquisition of Premiere Labels, Inc. in October 2001. In fiscal 2001, the Company acquired certain assets of Uniflex Corporation, a shrink sleeve label printing company. The Company recorded $3,945,390 of goodwill in connection with this acquisition.

The impact of adopting SFAS No. 142 is as follows:

	March 31, 2002	March 31, 2001
Reported net income	$4,698,684	$3,558,654
Addback: goodwill amortization	—	110,156

Adjusted net income	$4,698,684	$3,668,810

Basic earnings per share:
Reported net income	$1.26	$.96
Goodwill amortization	—	.03

Adjusted net income	$1.26	$.99

Diluted earnings per share:
Reported net income	$1.14	$.91
Goodwill amortization	—	.03

Adjusted net income	$1.14	$.94

MULTI-COLOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    DEBT

The components of the Company’s debt are as follows:

	2002	2001
Short-term Debt
Revolving line of credit	$—	$94,253

Long-term Debt
Scottsburg Industrial Revenue Bonds, floating weekly rate, which approximates 1.6% at March 31, 2002, scheduled balloon payment $3,385,000 in October 2009	3,385,000	3,385,000
Scottsburg Industrial Revenue Bonds, floating weekly rate, which approximates 1.6% at March 31, 2002, scheduled balloon payment of $2,925,000 in April 2007	2,925,000	3,000,000
Boone County Industrial Revenue Bonds, paid in full in 2002	—	725,000
Clermont County Industrial Revenue Bonds, floating weekly rate, which approximates 1.6% at March 31, 2002, scheduled balloon payment of $4,850,000 in June 2017.	4,850,000	5,550,000
Note payable, imputed interest rate of 7.83%, payable in quarterly payments of principal and interest of $41,667 through April 2002	40,862	158,770
Bank term note payable, interest at LIBOR plus 1.25%, currently 3.27% at March 31, 2002, quarterly principal payments of $360,000 plus interest, due July 2005	5,040,000	6,480,000
Non-compete agreement with former owner of Uniflex Corporation, annual payments of $150,000 due each June, final payment due June 2004	450,000	600,000
Note payable to former shareholders of Premiere Labels, Inc., annual payments of $442,100 due each October, final payment due October 2004	1,326,300	—
Other	60,000	—

	18,077,162	19,898,770
Less-current portion of debt and sinking fund payments	(3,592,962)	(3,248,770)

	$14,484,200	$16,650,000

The following is a schedule of future annual principal payments payable after one year (including quarterly bond payments required under the Company’s credit agreement):

2004	$2,252,100
2005	2,052,100
2006	720,000
2007	—
2008 and thereafter	9,460,000

Total	$14,484,200

        On June 5, 2000, the Company restated its credit agreement with an existing lender and a new additional lender. The restated credit agreement provides for a revolving line of credit with borrowings up to a maximum of $5,000,000 and an acquisition facility of up to $7,200,000. The acquisition facility was fully utilized upon the acquisition of the Uniflex Corporation in June 2000. The interest rates are based on prime or LIBOR plus certain margin amounts based on the Company’s leverage ratio. For the year ended March 31, 2002 and March 31, 2001, the average interest rate was 5.46% and 8.86%, respectively. At March 31, 2002, the Company had $5,000,000 in available borrowings under the revolving line of credit. The credit agreement expires June 1, 2003. The credit agreement requires quarterly bond payments of $375,000 until termination of the agreement. The agreement also contains various financial and operating covenants which, among others, require the Company to maintain certain leverage, fixed charge coverage and net worth ratios and limits the payment of dividends.

With respect to the Bonds, the Company has the option to establish the Bonds’ interest rate form (variable or fixed interest rate). When a fixed interest rate is selected, the fixed rate assigned will approximate the market rate for comparable securities. When a variable rate is selected, or at the end of a fixed interest rate period, the Bondholders reserve the right to demand payment of the bonds. In the event that any of the Bondholders exercise their rights, a remarketing agent is responsible for remarketing the Bonds on a best efforts basis for not less than the outstanding principal and accrued interest. In the event the Bonds are not able to be remarketed and the letters of credit are exercised, the lender is committed to providing financing for up to 458 days. These letters of credit expire June 1, 2003.

MULTI-COLOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all assets of the Company are pledged as collateral under the Company’s borrowings.

(8)    EMPLOYEE BENEFIT PLANS

PENSION PLAN

The Company had a defined benefit plan covering former hourly employees at its former Cincinnati facility who met certain age and service requirements. The Company sold the Cincinnati facility April 1998. In December 2000, this plan was terminated and in fiscal 2001, the plan assets were distributed in full.

The change in the Company’s benefit obligation is computed as follows:

	2001	2000
Projected benefit obligation at beginning of year	$2,653,372	$2,575,224
Service cost	—	17,117
Interest cost	473,630	170,873
Actual gain	—	(11,933)
Benefits paid	(3,127,002)	(97,909)
Change in assumptions		—

Projected benefit obligation at end of year	$—	$2,653,372

The change in the Plan’s assets is computed as follows:

	2001	2000
Fair value of plan assets at beginning of year	$2,965,385	$2,857,469
Actual return on plan assets	161,617	205,825
Employer contribution	—	—
Benefits paid	(3,127,002)	(97,909)

Fair value of plan assets at end of year	$—	$2,965,385

The following table sets forth the Plan’s funded status and amounts recognized on the Company’s accompanying balance sheets:

	2001	2000
Funded status	$—	$312,013
Unrecognized net actuarial (gain) loss	—	(179,654)
Unrecognized prior service cost	—	15

Prepaid benefit cost	$—	$132,374

The weighted-average actuarial assumptions used were:

	As of
	March 31, 2001	March 31, 2000
Discount rate	N/A	6.75%
Expected return on plan assets	N/A	7.50%

Net periodic pension cost (benefit) includes the following components:

	2001	2000
Service cost	$—	$17,117
Interest cost	—	170,873
Expected return on plan assets	—	(209,419)
Amortization of prior service cost	—	1,206
Recognized net actuarial (gain) loss	—	117

Net periodic pension benefit	$—	$(20,106)

OTHER PLANS

The Company has established a 401(k) retirement savings plan which covers all employees who meet certain service requirements. The plan provides for voluntary contributions by the Company’s employees up to a specified maximum percentage of gross pay. At the discretion of the Company’s Board of Directors, the Company will contribute a specified matching percentage of the employee contributions. Company contributions in 2002, 2001 and 2000 approximated $234,000, $198,000 and $149,000, respectively, which represent one-half of the employee contributions not exceeding 6% of gross pay.

The Company previously entered into deferred compensation agreements with certain officers. Amounts due under deferred compensation agreements with current officers are classified as long-term liabilities at March 31, 2002 and March 31,

MULTI-COLOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001. Interest on the deferred amounts, which are included in the balances due, were accrued at 10.00%, 11.00% and 9.75% in 2002, 2001 and 2000, respectively. Expenses in 2002, 2001 and 2000 approximated $116,000, $96,000 and $54,000, respectively.

(9)    INCOME TAXES

The provision (credit) for income taxes includes the following components:

	2002	2001	2000
Currently payable
Federal	$1,843,942	$2,020,987	$856,475
State and local	372,307	356,600	143,252
Benefit of operating loss carry-forwards	(1,898,688)	(2,256,944)	(955,011)

	317,561	120,643	44,716

Deferred
Federal	2,147,521	2,085,597	(2,528,675)
State and local	169,568	183,197	(69,170)

	$2,634,650	$2,389,437	$(2,553,129)

The following is a reconciliation between the statutory federal income tax rate and the effective rate shown above:

	2002	2001	2000
Computed provision for federal income taxes at the statutory rate	34%	34%	34%
State and local income taxes, net of federal income tax benefit	4%	2%	3%
Valuation allowance	—	—	(92)%
Changes in estimates for deferred components, primarily net operating loss carry-forward	—	—	(18)%
EPA fines	—	—	(7)%
Other	(2)%	4%	(3)%

Effective tax rate	36%	40%	(83)%

At year end the net deferred tax components consisted of the following:

	2002	2001
Deferred tax liabilities
Tax depreciation over book depreciation	$(3,542,231)	$(3,088,060)
Other	(171,479)	(53,151)

	$(3,713,710)	$(3,141,211)

Deferred tax assets:
Asset impairment loss	$264,888	$264,868
Deferred compensation	112,870	73,267
Inventory reserves	92,091	48,643
AMT credit carry-forward	246,175	133,334
Tax credit carry-forward	163,931	111,662
Net operating loss carry-forward	936,997	2,804,580
Other	151,371	17,854

	$1,968,323	$3,454,208

Net deferred tax components	$(1,745,387)	$312,997

MULTI-COLOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For tax reporting purposes, the Company has approximately $246,000 of alternative minimum tax (AMT) credits available for an indefinite period. The regular tax net operating loss of approximately $2,756,000 can be carried forward and used to reduce future taxable income in addition to tax credits of approximately $164,000, which can be carried forward through the following expiration dates:

Year	Net Operating Losses	Tax Credits
2010	437,000	—
2011	612,000	9,000
2012	57,000	33,000
2013	1,649,000	23,000
2014	1,000	25,000
2015	—	24,000
2016	—	50,000

	$2,756,000	$164,000

(10)    MAJOR CUSTOMERS

During 2002, 2001 and 2000, sales to major customers (those exceeding 10% of the Company’s net sales) and their related subsidiaries and divisions approximated 51%, 58% and 63%, respectively, of the Company’s net sales. Sales to the Company’s largest customer approximated 41%, 38% and 39%, respectively, of the Company’s net sales during 2002, 2001 and 2000.

In addition, the year end accounts receivable balances of the major customers approximated 26%, 55% and 55% of the Company’s total accounts receivable balance at year end 2002, 2001 and 2000, respectively.

The loss or substantial reduction of the business of any of the major customers in a particular year could have a material adverse effect on the Company.

(11)    STOCK OPTIONS

As of March 31, 2002, 330,000 of the authorized but unissued common shares were reserved for issuance to key employees and directors under the Company’s qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant. To the extent not exercised, options will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three to five year period. A summary of the changes in the options outstanding during 2002, 2001 and 2000 is set forth below:

	Number of Shares	Weighted Average Exercise Price	Options Price Range (Per Share)
Outstanding at March 28, 1999	742,088	$4.28	$1.75-$ 7.33
Granted	237,000	4.26	$3.54-$ 4.39
Exercised	(34,500)	2.22	$1.75-$ 3.10
Cancelled	(168,000)	4.34	$3.10-$ 6.17

Outstanding at March 31, 2000	776,588	$4.35	$1.75-$ 7.33
Granted	162,000	4.95	$4.33-$ 5.92
Exercised	(61,200)	4.46	$3.10-$ 4.92
Cancelled	(33,000)	4.27	$4.17-$ 4.42

Outstanding at March 31, 2001	844,388	$4.46	$1.75-$ 7.33
Granted	130,500	9.02	$7.33-$12.57
Exercised	(53,500)	4.22	$2.70-$ 7.33
Cancelled	(4,950)	4.92	$ 4.92
Repurchased	(159,938)	4.52	$1.75-$ 4.92

Outstanding at March 31, 2002	756,500	$5.25	$2.70-$12.57

MULTI-COLOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes options outstanding and exercisable at March 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at at 3/31/02	Weighted Average Exercise Price
$2.70-$ 4.83	540,500	3.53	$4.26	423,000	$4.25
$5.25-$12.57	216,000	8.51	$7.73	102,500	$8.68

	756,500			525,500

The weighted average fair value at date of grant for options granted during 2002, 2001 and 2000 was $3.23, $2.68 and $1.71, respectively. The fair value of options at the date of grant was estimated using the binomial model with the following weighted average assumptions:

	2002	2001	2000
Expected life (years)	6.61	6.30	3.74
Interest rate	3.51%	6.10%	5.32%
Volatility	45.38%	46.11%	48.80%
Dividend yield	0%	0%	0%

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
Net income—as reported	$4,698,684	$3,558,654	$5,625,777
Net income—pro forma	$4,377,624	$3,354,036	$5,459,018
Net income per common and common equivalent share—as reported
Basic	$1.26	$.96	$1.54
Diluted	$1.14	$.91	$1.34
Net income per common and common equivalent share—pro forma
Basic	$1.17	$.91	$1.49
Diluted	$1.12	$.89	$1.31

(12)    CAPITAL LEASE OBLIGATIONS

In fiscal 2000, the Company entered into a sale/leaseback agreement on its Scottsburg, Indiana plant. Upon completion of a 61,000 square foot addition to the plant, the Company sold the plant to a third party for $1,900,000. No gain or loss was recorded upon the sale. Concurrent with the sale, the Company entered into a lease agreement with the third party to lease the plant for a period of 20 years. Monthly lease payments are $46,200. The Company also entered into capital leases for certain equipment. These leases have terminated in fiscal 2002. The amount recorded for the plant and equipment under the capital leases amounted to $4,463,000 and $4,783,000 at March 31, 2002 and 2001, respectively. The accumulated depreciation was $295,608 and $366,308 at March 31, 2002 and 2001, respectively.

The following is a schedule of future annual minimum lease payments under the capital leases together with the present value of the net minimum lease payments, as of March 31, 2002:

Total future minimum lease payments	$13,013,400
Less: Interest	(8,793,086)

Present value of minimum lease payments	4,220,314
Less: Current portion	(13,653)

$4,206,661

MULTI-COLOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a schedule of future annual minimum lease payments:

2003	$554,400
2004	554,400
2005	554,400
2006	554,400
2007 and thereafter	10,795,800

Total	$13,013,400

(13)    COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has various equipment, office and facility operating leases. Leases expire on various dates through September 2006. Rent expense during 2002, 2001 and 2000 was approximately $554,000, $451,000 and $281,000, respectively.

The annual future minimum rental obligations as of March 31, 2002 are as follows:

2003	$417,000
2004	183,000
2005	136,000
2006	133,000
2007	68,000

Total	$937,000

Litigation

Litigation is instituted from time to time against the Company which involves routine matters incident to the Company’s business. In the opinion of management, the ultimate disposition of pending litigation will not have a material adverse effect upon the Company’s financial statements.

(14)    ACQUISITIONS

In June 2000, the Company acquired certain assets and liabilities of Uniflex Corporation, a shrink sleeve label printing company with a printing facility located in Las Vegas, Nevada. Total consideration consisted of $7,000,000 cash, less cash acquired of $800,000 and assumption of certain operating liabilities. Assets acquired included equipment, inventory and accounts receivable. A non-compete agreement was entered into with one of the owners of Uniflex Corporation for total consideration of $750,000. The acquisition was accounted for as a purchase, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the date of acquisition. The results of operations of the acquisition are included in the consolidated statement of operations from the date of acquisition.

In October 2001, the Company acquired the stock of Premiere Labels, Inc, a pressure sensitive label printing company located in Troy, Ohio. Total purchase price, including assumed long term debt, was $5,306,000. The purchase price included a three year note payable of $1,326,300 to the former shareholders of Premiere Labels, Inc. A non-compete agreement was entered into with one of the owners of Premiere Labels, Inc. for total consideration of $60,000. The acquisition was accounted for as a purchase, accordingly the purchase price was allocated to assets and liabilities based on their estimated value as of the date of acquisition. The results of operations of the acquisition are included in the consolidated statement of operations from the date of acquisition.

The following table summarizes, on an unaudited proforma basis, the estimated combined results of the Company and the above acquisitions assuming the acquisitions had occurred April 1, 2000. The results include certain adjustments, primarily interest expense, and are not necessarily indicative of what results would have been had the Company owned Uniflex Corporation and Premiere Labels during the periods presented.

	2002	2001
Net Sales	$74,302,282	$72,249,515
Net Income	$4,823,878	$4,162,788
Earnings per share
Basic	$1.29	$1.13
Diluted	$1.17	$1.07

MULTI-COLOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	2002	2001	2000
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,529,673	$1,881,476	$1,152,165
Income taxes paid (refunded)	$450,269	$106,825	$(12,527)
Supplemental Disclosure of Non Cash Activities:
Increase in property, plant and equipment and capital lease obligation	$—	$—	$4,470,000
Increase in shareholders’ investment and decrease in deferred compensation due to distribution of common stock held under the Rabbi Trust	$—	$—	$485,800
Business combination accounted for as a purchase
Assets acquired	$5,751,935	$9,287,280	$4,407,000
Liabilities assumed	(460,747)	(1,479,364)	(6,485,000)
Cash received	(52,537)	(800,000)	—
Note payable	(1,386,300)	(600,000)	—

Net cash paid (received)	$3,852,351	$6,407,273	$(2,078,000)

(16)    SUBSEQUENT EVENT

On May 31, 2002, the Company acquired certain assets and assumed certain liabilities of Quick Pak, Inc., a Cincinnati, Ohio based provider of promotional packaging, assembling and fulfillment services to the consumer products industry. The Company funded the acquisition through available cash and the Company’s line of credit. Total purchase price was $6,651,751, which included a note payable of $300,000, due May 2005. In order to complete the acquisition and fund future cash needs, the Company’s lenders increased the revolving line of credit by $3,000,000.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Part III (except for certain information relating to Executive Officers included in Part I and the Equity Plan Compensation Information noted below) is omitted. The Company intends to file with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended March 31, 2002 a definitive proxy statement containing such information pursuant to Regulation 14A of the Securities Exchange Act of 1934 and such information shall be deemed to be incorporated herein by reference from the date of filing such document.

Equity Plan Compensation Information

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	756,500	$5.25	330,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The following consolidated financial statements of Multi-Color Corporation, the related notes, and the Report of Independent Certified Public Accountant are incorporated herein.

Consolidated	Statements of Operations for the years ended March 31, 2002, March 31, 2001 and March 31, 2000.

Consolidated	Balance Sheets as of March 31, 2002 and March 31, 2001.

Consolidated	Statements of Stockholders’ Equity for the years ended March 31, 2002, March 31, 2001 and March 31, 2000.

Consolidated	Statements of Cash Flows for the years ended March 31, 2002, March 31, 2001 and March 31, 2000.

Notes	to Consolidated Financial Statements

Report	of Grant Thornton LLP, Independent Certified Public Accountants

(a)(2)  Financial Statement Schedules

All schedules have been omitted because either they are not required or the information is included in the financial statements and notes thereto.

(a)(3)  List of Exhibits

Exhibit Numbers	Description of Exhibit	Filing Status

3(i)	Amended and Restated Articles of Incorporation	a

3(ii)	Amendment to Amended and Restated Articles of Incorporation	a

3(iii)	Amendment to Amended and Restated Articles of Incorporation	o

3(iv)	Amended and Restated Code of Regulations	b

9.0	Separation agreement with the mutual releases, dated July 7, 1998, between the Company and John Court	m

10.1	Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National Association covering $5,750,000 City of Scottsburg, Indiana Economic Development Revenue Bonds	c

10.2	Trust Indenture securing City of Scottsburg, Indiana Economic Development Revenue Series 1989 dated as of October 1, 1989	d

10.3	Bond Purchase Agreement for $5,750,000 City of Scottsburg, Indiana Economic Development Revenue Bonds Series 1989	d

10.4	Remarketing Agreement dated October 1, 1989 by and among the Company, The Ohio Company and The PNC Bank (Formerly The Central Trust Company, N.A).	d

10.5	First Refusal Agreement among the Company’s shareholders	b

10.6	Loan Agreement between City of Scottsburg, Indiana and Multi-Color dated October 1, 1989 for $5,750,000	d

10.7	Trust Indenture securing County of Boone, Kentucky Industrial Building Revenue Bonds, Series 1989 dated as of December 1, 1989	d

10.8	Loan Agreement between County of Boone, Kentucky and Multi-Color for $3,250,000 dated as of December 1, 1989	d

10.9	Remarketing Agreement dated as of December 1, 1989 by and among the Company, The Ohio Company and The PNC Bank (Formerly The Central Trust Company, N.A.)	d

10.10	Remarketing Agreement dated October 1, 1989 by and among the Company, The Ohio

	Company and The PNC Bank (Formerly The Central Trust Company, N.A.)	d

10.11	Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National Association covering $3,250,000 County of Boone, Kentucky Industrial Building Revenue Bonds	c

10.12	Bond Purchase Agreement for $3,250,000 County of Boone, Kentucky Industrial Building Revenue Bonds Series 1989	c

Exhibit Numbers	Description of Exhibit	Filing Status

10.14	Loan Agreement between the Company and City of Scottsburg, Indiana, dated as of April 1, 1997 for $3,000,000	e

10.28	Purchase Agreement to Sell dated February 26, 1999 by and between the Company and Indiana Properties, LLC	f

10.31	Asset Purchase Agreement, dated December 4, 1999, between MCC-Batavia, LLC and Leonard Z. Eppel, Receiver of the Assets of Buriot International, Inc.	k

10.33	Fourth Amended and Restated Credit, Reimbursement and Security Agreement as of June 6, 2000 among Multi-Color Corporation, PNC Bank, National Association and Keybank National Association	o

10.34	Asset Purchase Agreement, dated June 5, 2000, between Multi-Color Corporation, Uniflex, John Yamasaki, Meiwa Corporation and Ryohsei Plastics Industries, Co., Ltd	n

10.35	Amendment to Credit Agreement dated February 8, 2001	p

10.36	Stock Purchase Agreement, dated October 25, 2001 between Multi-Color Corporation and Premiere Labels, Inc. and its shareholders	q

10.37	Asset Purchase Agreement, dated May 31, 2002 between Multi-Color Corporation, Quick Pak, Inc. and Alexander and Deborah Buhayar	r

10.38	Amendment to Substituted Revolving Credit Note, dated May 31, 2002	g

MANAGEMENT CONTRACTS AND COMPENSATION PLANS

10.19	1992 Directors’ Stock Option Plan	b

10.20	401(k) Retirement Savings Plan and Trust	b

10.23	1997 Stock Option Plan	h

10.24	1998 Non-Employee Director Stock Option Plan of Multi-Color Corporation	i

10.25	Employment Agreement entered into March 16, 1998 by and between the Company and Steven G. Mulch	f

10.26	Employment Agreement entered into March 16, 1998 by and between the Company and Francis D. Gerace	f

10.27	Amendment to Employment Agreement dated May 18, 1999, to employment agreement dated as of March 16, 1998 among Multi-Color Corporation and Francis D. Gerace	f

10.35	1999 Long-Term Incentive Plan of Multi-Color Corporation dated as of January 19, 1999	l

21	Subsidiaries of the Company	g

23	Consent of Grant Thornton, LLP	g

a	Filed as an exhibit to the Form 10-K for the 1996 fiscal year and incorporated herein by reference.
b	Filed as an exhibit to Registration Statement #33-51772, filed September 10, 1992, and incorporated herein by reference.
c	Filed as an exhibit to the Form 10-K for the 1994 fiscal year and incorporated herein by reference.
d	Filed as an exhibit to the Form 10-K for the 1990 fiscal year and incorporated herein by reference.
e	Filed as an exhibit to the Form 10-K for the 1997 fiscal year and incorporated herein by reference.
f	Filed as an exhibit to the Form 10-K for the 1999 fiscal year and incorporated herein by reference.
g	Filed herewith.
h	Filed as an exhibit to the 1997 Proxy Statement and incorporated herein by reference.
i	Filed as an exhibit to the 1998 Proxy Statement and incorporated herein by reference.
j	Filed as an exhibit to the Form 10-K for the 1998 fiscal year and incorporated herein by reference.
k	Filed as an exhibit to the Form 8-K filed December 31, 1999 and incorporated herein by reference.
l	Filed as an exhibit to the 1999 Proxy Statement and incorporated herein by reference.
m	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 28, 1998 and incorporated herein by reference.
n	Filed as an exhibit to the Form 8-K filed June 20, 2000 and incorporated herein by reference.
o	Filed as an exhibit to the Form 10-K for the 2000 fiscal year and incorporated herein by reference.
p	Filed as an exhibit to the Form 10-K for the 2001 fiscal year and incorporated herein by reference.

q	Filed as an exhibit to the Form 8-K filed November 8, 2001 and incorporated herein by reference.
r	Filed as an exhibit to the Form 8-K filed June 17, 2002 and incorporated herein by reference.

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION (Registrant)

By:	/s/ FRANCIS D. GERACE
Francis D. Gerace President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Capacity	Date

/s/ FRANCIS D. GERACE Francis D. Gerace	President, Chief Executive Officer and Director (Principal Executive Officer)	June 26, 2002

/s/ DAWN H. BERTSCHE Dawn H. Bertsche	Vice President-Finance, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)	June 26, 2002

/s/ LORRENCE T. KELLAR Lorrence T. Kellar	Chairman of the Board of Directors	June 26, 2002

/s/ GORDON B. BONFIELD Gordon B. Bonfield	Director	June 26, 2002

/s/ CHARLES B. CONNOLLY Charles B. Connolly	Director	June 26, 2002

/s/ BURTON D. MORGAN Burton D. Morgan	Director	June 26, 2002

/s/ DAVID H. PEASE, JR. David H. Pease, Jr.	Director	June 26, 2002

/s/ ROGER A. KELLER Roger A. Keller	Director	June 26, 2002