Form 10-Q
period 2002-06-30
MULTI COLOR CORP
filed 2002-08-12
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File #0-16148

Multi-Color Corporation

(Exact name of Registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	31-1125853 (IRS Employer Identification No.)

425 Walnut Street, Suite 1300, Cincinnati, Ohio 45202
(Address of principal executive offices)

Registrant’s telephone number – (513) 381-1480

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

Common shares, no par value - 3,840,397 (as of August 7, 2002)

FORM 10-Q
CONTENTS

SIGNATURE	12

Item 1.     Financial Statements

MULTI-COLOR CORPORATION
Condensed Consolidated Balance Sheets
(Thousands)

	June 30, 2002	March 31, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash	$3	$1,390
Accounts receivable, net	8,929	5,440
Inventories	5,962	5,276
Deferred tax asset	243	243
Prepaid expenses and other	224	229

Total current assets	15,361	12,578
Property, plant and equipment, net	29,208	28,089
Goodwill	10,872	6,384
Intangible assets, net	766	859
Other	71	14

Total assets	$56,278	$47,924

LIABILITIES AND SHAREHOLDERS’ INVESTMENT
Current liabilities:
Short-term debt	$7,358	$—
Current portion of long-term debt	3,652	3,593
Current portion of capital lease obligations	51	14
Accounts payable	2,959	3,277
Accrued expenses	2,126	2,369

Total current liabilities	16,146	9,253
Long-term debt, excluding current portion	13,799	14,484
Capital lease obligations, excluding current portion	4,229	4,207
Deferred tax liability	2,742	1,989
Deferred compensation	361	332

Total liabilities	37,277	30,265
Shareholders’ investment:
Common stock, no par value	254	253
Paid-in capital	10,357	10,304
Treasury stock, at cost	(119)	(119)
Retained earnings	8,509	7,221

Total shareholders’ investment	19,001	17,659

Total liabilities and shareholders’ investment	$56,278	$47,924

The accompanying notes are an integral part of this financial information.

Item 1.     Financial Statements (continued)

MULTI-COLOR CORPORATION
Condensed Consolidated Statements of Income
(Unaudited)
(Thousands except per share amounts)

	Three Months Ended

	June 30, 2002	June 30, 2001

Net sales	$20,913	$20,529
Cost of goods sold	16,767	16,542

Gross profit	4,146	3,987
Selling, general and administrative expenses	1,669	1,395

Operating income	2,477	2,592
Other expense, net	48	21
Interest expense	335	424

Income before income taxes	2,094	2,147
Income taxes	806	773

Net income	$1,288	$1,374

Basic earnings per share	$0.34	$0.37
Diluted earnings per share	$0.30	$0.34
Average number of common shares outstanding
Basic	3,771	3,738
Diluted	4,261	4,013

The accompanying notes are an integral part of this financial information.

Item 1.     Financial Statements (continued)

MULTI-COLOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Thousands)

	Three Months Ended

	June 30, 2002	June 30, 2001

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,034)	$1,883
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(480)	(299)
Acquisition of business, net of cash received	(6,352)	—

Net cash used in investing activities	(6,832)	(299)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in revolving line of credit, net	7,358	(94)
Repayment of long-term debt	(927)	(924)
Repayment of capital lease obligations	(6)	(24)
Proceeds from issuance of common stock	54	109
Purchase of treasury stock	—	(68)
Purchase of outstanding stock options	—	(412)

Net cash provided by (used in) financing activities	6,479	(1,413)

Net increase (decrease) in cash	(1,387)	171
Cash, beginning of period	1,390	3

Cash, end of period	$3	$174

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$299	$314
Income taxes paid	$1	$19
Acquisition accounted for as a purchase:
Assets acquired	$7,479	$—
Liabilities assumed	(827)	—
Cash acquired	—	—
Note payable	(300)	—

Net cash paid	$6,352	$—

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

            2.   Net Income Per Share Data:

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share (“EPS”) and Diluted EPS computations (shares in thousands):

	Three Months Ended June 30,

	2002	2001

Basic EPS	3,771	3,738
Effect of dilutive stock options	490	275
Diluted EPS	4,261	4,013

All share amounts have been adjusted to reflect the three for two stock split effective November 30, 2001.

            3.   Inventories:

Inventories are stated at the lower of cost (First-in-First-out) or market and are comprised of the following:

	June 30, 2002	March 31, 2002

Finished Goods	$3,200	$3,291
Work in Process	773	715
Raw Materials	1,989	1,270

	$5,962	$5,276

            4.   Acquisitions:

On May 31, 2002, the Company acquired certain assets and assumed certain liabilities of Quick Pak, Inc., a Cincinnati, Ohio based provider of promotional packaging, assembling and fulfillment services to the consumer products industry. The Company funded the acquisition through available cash and the Company’s line of credit. Total purchase price was $6,652, which included a note payable of $300, due May 2005. In order to complete the acquisition and fund future cash needs, the Company’s lenders temporarily increased the revolving line of credit by $3,000. The results of operations of the acquisition are included in the consolidated statement of operations from the date of acquisition.

The following table summarizes, on a proforma basis, the estimated combined results of the Company and the above acquisition assuming the acquisition had occurred April 1, 2001. The results include certain adjustments, primarily interest expense, and are not necessarily indicative of what results would have been had the Company owned Quick Pak, Inc. during the periods presented.

	Three Months Ended

	June 30, 2002	June 30, 2001

Net Sales	$22,326	$22,388
Net Income	1,203	1,343
Earnings per share
Basic	$.32	$.36
Diluted	$.28	$.33

            5.   Goodwill and Other Intangible Assets:

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

At June 30, 2002, the total amount of intangible assets subject to amortization and related accumulated amortization is $1,403 and $637, respectively. These assets will continue to be amortized over their useful remaining lives. The weighted average amortization period for these assets is 4.07 years. Total amortization expense for the three months ended June 30, 2002 and 2001 was $93 and $116, respectively. The amount of goodwill recorded at June 30, 2002 that is no longer amortized is $10,872. Goodwill increased $4,488 during the three months ended June 30, 2002 due to the acquisition of Quick Pak, Inc. in May 2002. This increase in goodwill was attributable entirely to the packaging services division of the Company.

The annual estimated amortization expense for the fiscal years ended March 31 are as follows:

2003	$372
2004	$301
2005	$161
2006	$25

Total	$859

            6.   Segment Information:

With the Company’s recent acquisition of Quick Pak, Inc. in May 2002, the Company now operates in two segments within the packaging industry: decorative label solutions and packaging services. The decorative label solutions segment’s primary operations involve the printing of labels while the packaging services segment provides promotional packaging, assembling and fulfillment services. Both segments sell to major consumer product companies. Segment information is not applicable for the three months ended June 30, 2001 as the Company only operated in the label segment at that time.

Financial information by operating segment is as follows:

Three Months Ended June 30, 2002

Sales:
Decorative Label Solutions	$19,906
Packaging Services	1,007

$20,913

Net income before income taxes:
Decorative Label Solutions	$2,763
Packaging Services	54
Corporate expenses	(723)

$2,094

Capital expenditures:
Decorative Label Solutions	$442
Packaging Services	26
Corporate	12

$480

Depreciation and amortization:
Decorative Label Solutions	$801
Packaging Services	25
Corporate	20

$846

            7.   Recent Accounting Pronouncements:

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this Statement is required with disposal activities initiated after December 31, 2002. The Company believes that the adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands)

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

Net sales increased $384 or 2%, for the three months ended June 30, 2002 as compared to the same period in the prior year. The increase was primarily a result of the acquisition completed by the Company in May 2002 of Quick Pak, Inc. The acquisition contributed $1,007 in sales for the three months ended June 30, 2002.

Gross profit increased $159 or 4% as compared to the same period in the prior year as a result of the sales increase. Gross profit as a percentage of sales was slightly higher for the three months ended June 30, 2002 as compared to the same period in the prior year, 20% in the current period versus 19% in the prior period.

Selling, general and administrative expenses increased $274 or 20% as compared to the same prior year period. Selling, general and administrative expenses as a percentage of sales increased to 8% for the three months ended June 30, 2002 from 7% for the same period in the prior year. The increase in expenses is a result of the Company expanding its sales force in the third quarter of the fiscal year ended March 31, 2002.

Interest expense decreased $89 as compared to the same period in the prior year and was the result of lower interest rates for the three months ended June 30, 2002.

Income tax expense increased $33 as compared to the same period in the prior year. The increase is a result of anticipated higher state taxes for the fiscal year ending March 31, 2003 due to the mix of income earned in higher taxed states such as Ohio. The effective tax rate for the three months ended June 30, 2002 was 39% as compared to 36% for the same period in the prior year.

Liquidity and Capital Resources

The Company entered into a new credit agreement with PNC Bank, Ohio, National Association (“PNC Bank”) and three other participating banks on July 12, 2002. The credit agreement provides the Company with a $6,000 revolving line of credit, a $15,000 acquisition credit facility and the refinancing of existing term loans and standby letters of credit. The terms, covenants and interest rates under the agreement are substantially the same as under the previous credit agreement. This agreement expires July 1, 2005.

Substantially all of the assets of the Company are pledged as collateral under the Company’s borrowings.

Through the three months ended June 30, 2002, net cash used in operating activities was $1,034 as compared to net cash provided of $1,883 through the same period of the prior year. The change is due primarily to the increase in accounts receivable at June 30, 2002 as compared to March 31, 2002. The accounts receivable increase is a result of increased sales over the prior quarter ended March 31, 2002.

The cash used in investing activities of $6,832 and cash provided of $6,479 by financing activities was a result of the acquisition completed by the Company in May 2002 of Quick Pak, Inc. The Company used its available line of credit to complete the acquisition and the Company’s lenders granted the Company a temporary $3,000 increase in the line of credit to fund the acquisition and temporary future cash needs. Subsequent to June 30, 2002 the majority of the borrowings under the line of credit were converted to a term note under the acquisition credit facility provided for in the new financing agreement entered into with PNC Bank and others on July 12, 2002 as noted above.

The Company believes it has both sufficient short and long term liquidity financing. The Company had a working capital position of $(785) and $4,141 at June 30, 2002 and 2001, respectively. The reduction in working capital was due to the temporary borrowings under the Company’s revolving line of credit to finance the Quick Pak acquisition. These borrowings were converted to the long term acquisition credit facility under the Company’s new financing agreement. At June 30, 2002, the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

The Company intends to make capital expenditures of approximately $3,300 during fiscal 2003. The Company believes that cash flow from operations and availability under the revolving line of credit are sufficient to meet its capital requirements and debt service requirements for the next twelve months. From time to time the Company has reviewed potential acquisitions of businesses. Such an acquisition may require the Company to issue additional equity or incur additional debt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosure made on this matter on the Company’s Form 10-K for the year ended March 31, 2002.

Forward Looking Statements

Forward-looking statements in this release including, without limitations, statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following: general economic and business conditions; the ability to integrate acquisitions; the success of its significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms and development of capital; availability of raw materials; business abilities and judgement of personnel; changes in, or the failure to comply with, government regulations, and other factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part II - Other Information

Item 1.	Legal Proceedings – None

Item 2.	Changes in Securities – None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits and Reports on Form 8-K –

            (a)   Exhibits:

10.39	Fifth Amended and Restated Credit, Reimbursement and Security Agreement as of July 12, 2002 among Multi-Color Corporation, PNC Bank, National Association, as the agent and PNC Capital Markets, Inc. as the Lead Arranger.

99.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)   Reports on Form 8-K:

Report on Form 8-K filed June 17, 2002 announcing the Company’s acquisition of certain assets and assumption of certain liabilities of Quick Pak, Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION (Registrant)
Date: August 12, 2002	By:	/s/ Dawn H. Bertsche

Dawn H. Bertsche Vice President-Finance, Chief Financial Officer