Form 10-Q
period 2002-09-30
MULTI COLOR CORP
filed 2002-11-14
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

Common shares, no par value - 3,844,076 (as of November 11, 2002)

Item 1. Financial Statements

MULTI-COLOR CORPORATION
Condensed Consolidated Balance Sheets
(Thousands)

	September 30, 2002	March 31, 2002

ASSETS	(Unaudited)

Current Assets:
Cash	$270	$1,390
Accounts receivable, net	11,207	5,440
Inventories	5,654	5,276
Deferred tax asset	243	243
Prepaid expenses and other	275	229

Total current assets	17,649	12,578

Property, plant and equipment, net	29,074	28,089

Goodwill	10,854	6,384

Intangible assets, net	753	859

Other	81	14

Total assets	$58,411	$47,924

LIABILITIES AND SHAREHOLDERS’ INVESTMENT

Current liabilities:
Short-term debt	$1,734	$-
Current portion of long-term debt	3,652	3,593
Current portion of capital lease obligations	56	14
Accounts payable	3,877	3,277
Accrued expenses	2,720	2,369

Total current liabilities	12,039	9,253

Long-term debt, excluding current portion	18,064	14,484

Capital lease obligations, excluding current portion	4,212	4,207

Deferred tax liability	2,913	1,989

Deferred compensation	345	332

Total liabilities	37,573	30,265

Shareholders’ investment:
Common stock, no par value	259	253
Paid-in capital	10,589	10,304
Treasury stock, at cost	(119)	(119)
Retained earnings	10,109	7,221

Total shareholders’ investment	20,838	17,659

Total liabilities and shareholders’ investment	$58,411	$47,924

The accompanying notes are an integral part of this financial information.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION
Condensed Consolidated Statements of Income
(Unaudited)
(Thousands except per share amounts)

	Three Months Ended

	September 30, 2002	September 30, 2001

Net sales	$24,100	$18,595

Cost of goods sold	19,435	15,129

Gross profit	4,665	3,466

Selling, general and administrative expenses	1,669	1,143

Operating income	2,996	2,323

Other expense, net	48	25

Interest expense	361	375

Income before income taxes	2,587	1,923

Income taxes	987	692

Net income	$1,600	$1,231

Basic earnings per share	$0.42	$0.33

Diluted earnings per share	$0.38	$0.29

Average number of common shares outstanding
Basic	3,821	3,740

Diluted	4,246	4,184

The accompanying notes are an integral part of this financial information.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION
Condensed Consolidated Statements of Income
(Unaudited)
(Thousands except per share amounts)

	Six Months Ended

	September 30, 2002	September 30, 2001

Net sales	$45,014	$39,125

Cost of goods sold	36,202	31,672

Gross profit	8,812	7,453

Selling, general and administrative expenses	3,338	2,538

Operating income	5,474	4,915

Other expense, net	96	46

Interest expense	697	799

Income before income taxes	4,681	4,070

Income taxes	1,793	1,465

Net income	$2,888	$2,605

Basic earnings per share	$0.76	$0.70

Diluted earnings per share	$0.68	$0.63

Average number of common shares outstanding
Basic	3,796	3,740

Diluted	4,253	4,098

The accompanying notes are an integral part of this financial information.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Thousands)

	Six Months Ended

	September 30, 2002	September 30, 2001

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,181	$4,831

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,232)	(832)
Acquisition of business, net of cash received	(6,352)	-
Proceeds from sale of property, plant and equipment	19	13

Net cash used in investing activities	(7,565)	(819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in revolving line of credit, net	1,734	(94)
Repayment of long-term debt	(1,661)	(1,659)
Proceeds from issuance of long-term debt	5,000	-
Capitalized loan fees	(81)	-
Repayment of capital lease obligations	(19)	(47)
Proceeds from issuance of common stock	291	133
Purchase of treasury stock	-	(68)
Purchase of outstanding stock options	-	(412)

Net cash provided by (used in) financing activities	5,264	(2,147)

Net increase (decrease) in cash	(1,120)	1,865
Cash, beginning of period	1,390	3

Cash, end of period	$270	$1,868

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$624	$537
Income taxes paid	$716	$40

Acquisition accounted for as a purchase:
Assets acquired	$7,479	$-
Liabilities assumed	(827)	-
Note payable	(300)	-

Net cash paid	$6,352	$-

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

2. Net Income Per Share Data:

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share (“EPS”) and Diluted EPS computations (shares in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Basic EPS	3,821	3,740	3,796	3,740
Effect of dilutive stock options	425	444	457	358
Diluted EPS	4,246	4,184	4,253	4,098

All share amounts have been adjusted to reflect the three for two stock split effective November 30, 2001.

3. Inventories:

Inventories are stated at the lower of cost (First-in-First-out) or market and are comprised of the following:
	September 30, 2002	March 31, 2002

Finished Goods	$3,631	$3,291
Work in Process	335	715
Raw Materials	1,688	1,270

	$5,654	$5,276

4. Goodwill and Other Intangible Assets:

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

At September 30, 2002, the total amount of intangible assets subject to amortization and related accumulated amortization is $1,484 and $731, respectively. These assets will continue to be amortized over their useful remaining lives. The weighted average amortization period for these assets is 4.01 years. Total amortization expense for the three months ended September 30, 2002 and 2001 was $94 and $96, respectively. Total amortization expense for the six months ended September 30, 2002 and 2001 was $187 and $212, respectively. The amount of goodwill recorded at September 30, 2002 that is no longer amortized is $10,854. Goodwill increased $4,470 during the six months ended September 30, 2002 due to the acquisition of Quick Pak, Inc. in May 2002. This increase in goodwill was attributable entirely to the Packaging Services division of the Company.

The annual estimated amortization expense for the fiscal years ended March 31 are as follows:

2003	$372
2004	$333
2005	$200
2006	$35

Total	$940

5. Segment Information:

With the Company’s acquisition of Quick Pak, Inc. in May 2002, the Company now operates in two segments within the packaging industry: decorative label solutions and packaging services. The decorative label solutions segment’s primary operations involve the printing of labels while the packaging services segment provides promotional packaging, assembling and fulfillment services. Both segments sell to major consumer product companies. Segment information is not applicable for the three and six months ended September 30, 2001 as the Company only operated in the label segment during that time.

Financial information by operating segment is as follows:
	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2002	2002
Sales:
Decorative Label Solutions	$19,480	$39,387
Packaging Services	4,620	5,627

	$24,100	$45,014

Net income before income taxes:
Decorative Label Solutions	$2,856	$5,619
Packaging Services	448	502
Corporate expenses	(717)	(1,440)

	$2,587	$4,681

Capital expenditures:
Decorative Label Solutions	$492	$934
Packaging Services	244	270
Corporate	16	28

	$752	$1,232

Depreciation and amortization:
Decorative Label Solutions	$854	$1,655
Packaging Services	85	110
Corporate	23	43

	$962	$1,808

Total assets:		September 30, 2002
Decorative Label Solutions		$47,145
Packaging Services		10,262
Corporate		1,004

		$58,411

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands)

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Net sales increased $5,505 or 30%, for the three months ended September 30, 2002 as compared to the same period in the prior year. The increase was primarily a result of the acquisition completed by the Company in May 2002 of Quick Pak, Inc. The acquisition contributed $4,620 in sales for the three months ended September 30, 2002.

Gross profit increased $1,199 or 35% as compared to the same period in the prior year as a result of the sales increase. Gross profit as a percentage of sales was the same for the three months ended September 30, 2002 as compared to the same period in the prior year, 19% in both periods.

Selling, general and administrative expenses increased $526 or 46% as compared to the same prior year period. Selling, general and administrative expenses as a percentage of sales increased slightly to 7% for the three months ended September 30, 2002 from 6% for the same period in the prior year. The increase in expenses is a result of the Company expanding its sales force in the third and fourth quarter of the fiscal year ended March 31, 2002.

Interest expense decreased $14 as compared to the same period in the prior year and was the result of lower interest rates for the three months ended September 30, 2002.

Income tax expense increased $295 as compared to the same period in the prior year. The increase is a result of anticipated higher state taxes for the fiscal year ending March 31, 2003 due to the mix of income earned in higher taxed states such as Ohio. The effective tax rate for the three months ended September 30, 2002 was 38% as compared to 36% for the same period in the prior year.

Six Months ended September 30, 2002 Compared to the Six Months Ended September 30, 2001

Net sales increased $5,889 or 15% for the six months ended September 30, 2002 as compared to the same period in the prior year. The increase was primarily a result of the acquisition completed by the Company in May 2002 of Quick Pak, Inc. The acquisition contributed $5,627 in sales for the six months ended September 30, 2002.

Gross profit increased $1,359 or 18% for the six months ended September 30, 2002 as compared to the same period in the prior year. Gross profit as a percentage of sales was comparable for the six months ended September 30, 2002 as compared to the same period in the prior year, 20% versus 19%, respectively.

Selling, general and administrative expenses increased $800 or 32% as compared to the same prior year period. Selling, general and administrative expenses as a percentage of sales increased slightly to 7% for the six months ended September 30, 2002 from 6% for the same period in the prior year. The increase in expenses is a result of the Company expanding its sales force in the third and fourth quarter of the fiscal year ended March 31, 2002.

Interest expense decreased $102 for the six months ended September 30, 2002 as compared to the same period in the prior year. This is a result of lower interest rates for the six months ended September 30, 2002.

Income tax expense increased $328 as compared to the same period in the prior year. The increase is a result of anticipated higher state taxes for the fiscal year ending March 31, 2003 due to the mix of income earned in higher taxed states such as Ohio. The effective tax rate for the six months ended September 30, 2002 was 38% as compared to 36% for the same period in the prior year.

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

Through the six months ended September 30, 2002, net cash provided by operating activities was $1,181 as compared to net cash provided of $4,831 through the same period of the prior year. The change is due primarily to the increase in accounts receivable at September 30, 2002 as compared to March 31, 2002. The accounts receivable increase is a result of increased sales during the six months period ending September 30, 2002.

The cash used in investing activities of $7,565 and cash provided of $5,264 by financing activities was a result of the acquisition completed by the Company in May 2002 of Quick Pak, Inc. The Company used its available line of credit to complete the acquisition and the Company’s lenders granted the Company a temporary $3,000 increase in the line of credit to fund the acquisition and temporary future cash needs. During July, 2002, the majority of the borrowings under the line of credit were converted to a term note under the acquisition credit facility provided for in the new financing agreement entered into with PNC Bank and others on July 12, 2002 as noted above.

The Company believes it has both sufficient short and long term liquidity financing. The Company had a working capital position of $5,610 and $5,563 at September 30, 2002 and 2001, respectively. At September 30, 2002, the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosure made on this matter on the Company’s Form 10-K for the year ended March 31, 2002.

Item 4.	Controls and Procedures

The Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures within the 90-day period prior to the date of this report pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Item 4. Submission of Matters to a Vote of Security Holders – The annual meeting of Shareholders was held on August 15, 2002. At the meeting, the shareholders voted on the following items:

1. Election of the following directors:
	Votes for	Votes withheld
Gordon B. Bonfield	3,539,913	100,684
Charles B. Connolly	3,634,887	5,710
Francis D. Gerace	3,542,538	98,059
Lorrence T. Kellar	3,634,087	6,510
Roger A. Keller	3,633,887	6,710
Burton D. Morgan	3,633,487	7,110
David H. Pease, Jr.	3,631,987	8,610

2. Ratification of the appointment of Grant Thornton LLP as the Company’s independent public accountants for fiscal 2003. (3,631,100 votes for; 6,950 votes against; 2,597 votes abstained.)

Item 5. Other Information – In accordance with Section 202 of the Sarbanes Oxley Act of 2002 and prior practice, the Audit Committee approved the provision of certain audit and non-audit services by Multi-Color’s independent auditor Grant Thornton during this quarter. The non-audit services primarily tax related.

Item 6. Exhibits and Reports on Form 8-K –

(a)	Exhibits:

	99.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation (Registrant)

Date: November 14, 2002	By: /s/ Dawn H. Bertsche Dawn H. Bertsche Vice President-Finance, Chief Financial Officer

I, Francis D. Gerace, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Multi-Color Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Francis D. Gerace Francis D. Gerace Chief Executive Officer

CERTIFICATIONS

I, Dawn H. Bertsche, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Multi-Color Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant ’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Dawn H. Bertsche Dawn H. Bertsche Chief Financial Officer