Form 10-Q
period 2002-12-31
MULTI COLOR CORP
filed 2003-02-14
CIK 819220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Common shares, no par value - 3,938,806 (as of February 12, 2003)

MULTI-COLOR CORPORATION
FORM 10-Q
CONTENTS

SIGNATURE	14

CERTIFICATIONS	15

CERTIFICATIONS	16

Item 1.	Financial Statements

MULTI-COLOR CORPORATION
Condensed Consolidated Balance Sheets
(Thousands)

	December 31, 2002	March 31, 2002

	(Unaudited)

ASSETS

Current Assets:
Cash	$1,163	$1,390
Accounts receivable, net	10,388	5,440
Inventories	4,814	5,276
Deferred tax asset	243	243
Prepaid expenses and other	408	229

Total current assets	17,016	12,578

Property, plant and equipment, net	28,461	28,089

Goodwill	10,854	6,384

Intangible assets, net	623	859

Other	81	14

Total assets	$57,035	$47,924

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Short-term debt	$—	$—
Current portion of long-term debt	3,632	3,593
Current portion of capital lease obligations	43	14
Accounts payable	3,240	3,277
Accrued liabilities	3,589	2,369

Total current liabilities	10,504	9,253

Long-term debt, excluding current portion	16,597	14,484

Capital lease obligations, excluding current portion	4,212	4,207

Deferred tax liability	2,913	1,989

Deferred compensation	334	332

Total liabilities	34,560	30,265

Shareholders’ equity:
Common stock, no par value	267	253
Paid-in capital	10,732	10,304
Treasury stock, at cost	(119)	(119)
Retained earnings	11,595	7,221

Total shareholders’ equity	22,475	17,659

Total liabilities and shareholders’ equity	$57,035	$47,924

The accompanying notes are an integral part of this financial information.

Item 1.	Financial Statements (continued)

MULTI-COLOR CORPORATION
Condensed Consolidated Statements of Income
(Unaudited)
(Thousands except per share amounts)

	Three Months Ended

	December 31, 2002	December 31, 2001

Net sales	$25,940	$15,995

Cost of goods sold	21,270	12,914

Gross profit	4,670	3,081

Selling, general and administrative expenses	1,863	1,210

Operating income	2,807	1,871

Other expense, net	57	21

Interest expense	333	352

Income before income taxes	2,417	1,498

Income taxes	931	539

Net income	$1,486	$959

Basic earnings per share	$0.38	$0.26

Diluted earnings per share	$0.35	$0.23

Average number of common shares outstanding
Basic	3,873	3,742

Diluted	4,289	4,235

The accompanying notes are an integral part of this financial information.

Item 1.	Financial Statements (continued)

MULTI-COLOR CORPORATION
Condensed Consolidated Statements of Income
(Unaudited)
(Thousands except per share amounts)

	Nine Months Ended

	December 31, 2002	December 31, 2001

Net sales	$70,956	$55,119

Cost of goods sold	57,474	44,585

Gross profit	13,482	10,534

Selling, general and administrative expenses	5,201	3,748

Operating income	8,281	6,786

Other expense, net	153	67

Interest expense	1,030	1,151

Income before income taxes	7,098	5,568

Income taxes	2,724	2,004

Net income	$4,374	$3,564

Basic earnings per share	$1.14	$0.95

Diluted earnings per share	$1.03	$0.86

Average number of common shares outstanding
Basic	3,823	3,738

Diluted	4,267	4,141

The accompanying notes are an integral part of this financial information.

Item 1.	Financial Statements (continued)

MULTI-COLOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Thousands)

	Nine Months Ended

	December 31, 2002	December 31, 2001

NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,323	$8,201

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,461)	(1,413)
Acquisition of business, net of cash received	(6,352)	(3,852)
Proceeds from sale of property, plant and equipment	42	14

Net cash used in investing activities	(7,771)	(5,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in revolving line of credit, net	—	6
Repayment of long-term debt	(3,108)	(2,465)
Proceeds from issuance of long-term debt	5,000	—
Capitalized loan fees	(81)	—
Repayment of capital lease obligations	(32)	(78)
Proceeds from issuance of common stock	442	146
Payment in lieu of fractional shares of stock split	—	(1)
Purchase of treasury stock	—	(68)
Purchase of outstanding stock options	—	(412)

Net cash provided by (used in) financing activities	2,221	(2,872)

Net increase (decrease) in cash	(227)	78
Cash, beginning of period	1,390	3

Cash, end of period	$1,163	$81

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$926	$1,045
Income taxes paid	$1,164	$332

Acquisition accounted for as a purchase:
Assets acquired	$7,479	$5,646
Liabilities assumed	(827)	(461)
Cash acquired	—	53
Note payable	(300)	(1,386)

Net cash paid	$6,352	$3,852

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

         2.       Net Income Per Share Data:

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share (“EPS”) and Diluted EPS computations (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,

	2002	2001	2002	2001

Basic EPS	3,873	3,742	3,823	3,738
Effect of dilutive stock options	416	493	444	403
Diluted EPS	4,289	4,235	4,267	4,141

All share amounts have been adjusted to reflect the three for two stock split effective November 30, 2001.

         3.       Inventories:

Inventories are stated at the lower of cost (First-in-First-out) or market and are comprised of the following:

	December 31, 2002	March 31, 2002

Finished Goods	$2,430	$3,291
Work in Process	449	715
Raw Materials	1,935	1,270

	$4,814	$5,276

Item 1.	Financial Statements (continued)

         4.       Goodwill and Other Intangible Assets:

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of April 1, 2001. In accordance with this statement, the amount recorded for goodwill is no longer being amortized. Goodwill will be tested annually for impairment. The fair value of the reporting unit responsible for the goodwill will be compared to its carrying amount. If impairment is determined to have occurred, any required impairment loss will be recorded at that time.

At December 31, 2002, the total amount of intangible assets subject to amortization and related accumulated amortization is $1,424 and $801, respectively. These assets will continue to be amortized over their useful remaining lives. The weighted average amortization period for these assets is 4.05 years. Total amortization expense for the three months ended December 31, 2002 and 2001 was $92 and $86, respectively. Total amortization expense for the nine months ended December 31, 2002 and 2001 was $279 and $296, respectively. The amount of goodwill recorded at December 31, 2002 that is no longer amortized is $10,854. Goodwill increased $4,470 during the nine months ended December 31, 2002 due to the acquisition of Quick Pak, Inc. in May 2002. This increase in goodwill was attributable entirely to the Packaging Services division of the Company.

The annual estimated amortization expense, excluding any future acquisitions, for each of the fiscal years ended March 31 is as follows:

2003	$368
2004	$313
2005	$188
2006	$33

Total	$902

         5.       Segment Information:

With the Company’s acquisition of Quick Pak, Inc. in May 2002, the Company now operates in two segments within the packaging industry: decorative label solutions and packaging services. The decorative label solutions segment’s primary operations involve the printing of labels while the packaging services segment provides promotional packaging, assembling and fulfillment services. Both segments sell to major consumer product companies. Segment information is not applicable for the three and nine months ended December 31, 2001 as the Company only operated in the label segment during that time.

Financial information by operating segment is as follows:

	Three Months Ended December 31, 2002	Nine Months Ended December 31, 2002

Sales:
Decorative Label Solutions	$19,722	$59,111
Packaging Services	6,218	11,845

	$25,940	$70,956

Net income before income taxes:
Decorative Label Solutions	$2,433	$8,052
Packaging Services	770	1,272
Corporate expenses	(786)	(2,226)

	$2,417	$7,098

Item 1.	Financial Statements (continued)

	Three Months Ended December31, 2002	Nine Months Ended December31, 2002

Capital expenditures:
Decorative Label Solutions	$175	$1,109
Packaging Services	46	316
Corporate	8	36

	$229	$1,461

Depreciation and amortization:
Decorative Label Solutions	$779	$2,434
Packaging Services	105	215
Corporate	21	64

	$905	$2,713

December 31, 2002

Total assets:
Decorative Label Solutions	$37,735
Packaging Services	8,667
Corporate	10,633

$57,035

         6.       New Accounting Pronouncements:

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123.” SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 is expected to impact only the future disclosures of the Company. The new disclosures are effective for the Company’s March 31, 2003 fiscal year end.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF No. 00-21 is effective for fiscal years beginning after June 15, 2003. The Company does not expect the adoption of EITF No. 00-21 to have a material impact on its financial position and results of operations.

         7.       Subsequent Event:

On January 17, 2003, the Company completed the purchase of Avery Dennison’s Decorating Technologies Division. The purchase price of $6,206 was funded through the Company’s operating cash ($1,811) and a four year promissory note to Avery Dennison ($4,395).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands)

Results of Operations

Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001

Net sales increased $9,945 or 62%, for the three months ended December 31, 2002 as compared to the same period in the prior year. The increase was primarily a result of strong holiday sales at Quick Pak, Inc., an acquisition completed by the Company in May 2002. The acquisition contributed $6,218 in sales for the three months ended December 31, 2002. The remaining revenue increase was a result of organic growth in the core label business.

Gross profit increased $1,589 or 52% for the three months ended December 31, 2002 as compared to the same period in the prior year as a result of the sales increase. For the three months ended December 31, 2002, gross profit as a percentage of sales was 18% versus 19% in the same prior year period. The slight decrease was a result of changes in business mix.

Selling, general and administrative expenses increased $653 or 54% for the three months ended December 31, 2002 as compared to the same period last year. The increase is due to the Company’s continued investment in sales and marketing programs. As a percentage of sales, selling, general and administrative expenses decreased slightly to 7% for the three months ended December 31, 2002 from 8% for the same period last year.

Interest expense decreased $19 as compared to the same period in the prior year. The decrease was the result of lower interest rates for the three months ended December 31, 2002.

Income tax expense increased $392 as compared to the same period in the prior year. The increase is a result of anticipated higher state taxes for the fiscal year ending March 31, 2003 due to the mix of income earned in higher taxed states such as Ohio. The effective tax rate for the three months ended December 31, 2002 was 39% as compared to 36% for the same period in the prior year.

Nine Months ended December 31, 2002 Compared to the Nine Months Ended December 31, 2001

Net sales increased $15,837 or 29% for the nine months ended December 31, 2002 as compared to the same period in the prior year. The increase was primarily a result of Quick Pak, Inc., an acquisition completed by the Company in May 2002. The acquisition contributed $11,845 in sales for the nine months ended December 31, 2002. The remaining revenue increase was a result of organic growth in the core label business.

Gross profit increased $2,948 or 28% for the nine months ended December 31, 2002 as compared to the same period in the prior year. Gross profit as a percentage of sales was comparable for the nine months ended December 31, 2002 as compared to the same period in the prior year, 19% for both periods.

Selling, general and administrative expenses increased $1,453 or 39% as compared to the same prior year period. The increase in expenses is a result of the Company’s continued investment in sales and marketing programs and due to the expansion of the Company’s sales force. Selling, general and administrative expenses as a percentage of sales remained consistent at 7% for both periods.

Interest expense decreased $121 for the nine months ended December 31, 2002 as compared to the same period in the prior year. This is a result of lower interest rates for the nine months ended December 31, 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Continued (Amounts in Thousands)

Income tax expense increased $720 as compared to the same period in the prior year. The increase is a result of anticipated higher state taxes for the fiscal year ending March 31, 2003 due to the mix of income earned in higher taxed states such as Ohio. The effective tax rate for the nine months ended December 31, 2002 was 38% as compared to 36% for the same period in the prior year.

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

Substantially all of the assets of the Company are pledged as collateral under the Company’s borrowings.

Aggregated Information about Contractual Obligations and Other Commitments

December 31, 2002	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years

Long-Term Debt	$20,229	3,632	4,632	3,680	2,500	2,500	3,285
Rent due under Capital Lease Obligations	4,255	582	571	554	554	554	1,440
Rent due under Operating Leases	2,318	739	643	636	300
Unconditional Purchase Obligations	None
Other Long-Term Obligations	None

Total Contractual Cash Obligations	$26,802	4,953	5,846	4,870	3,354	3,054	4,725

Through the nine months ended December 31, 2002, net cash provided by operating activities was $5,323 as compared to $8,201 through the same period of the prior year. The change is due primarily to the increase in accounts receivable at December 31, 2002 as compared to March 31, 2002. The accounts receivable increase is a result of increased sales during the nine months ended December 31, 2002 and the acquisition of Quick Pak, Inc.

The cash used in investing activities of $7,771 and cash provided by financing activities of $2,221 were a result of the acquisition completed by the Company in May 2002 of Quick Pak, Inc. The Company used its available line of credit to complete the acquisition and the Company’s lenders granted the Company a temporary $3,000 increase in the line of credit to fund the acquisition and temporary future cash needs. During July, 2002, the majority of the borrowings under the line of credit were converted to a term note under the acquisition credit facility provided for in the new financing agreement entered into with PNC Bank and others on July 12, 2002 as noted above.

On January 17, 2003, the Company completed the purchase of Avery Dennison’s Decorating Technologies division (“Dec Tech”). The purchase price of $6,206 was funded through the Company’s operating cash ($1,811) and a four year promissory note to Avery Dennison ($4,395).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Continued (Amounts in Thousands)

The Company believes it has both sufficient short and long term liquidity financing. The Company had a working capital position of $6,512 and $2,207 at December 31, 2002 and 2001, respectively. At December 31, 2002, the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

The Company intends to make capital expenditures of approximately $2,200 during fiscal 2003. The Company believes that cash flow from operations and availability under the revolving line of credit are sufficient to meet its capital requirements and debt service requirements for the next twelve months. From time to time the Company has reviewed potential acquisitions of businesses. Such an acquisition may require the Company to issue additional equity or incur additional debt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosure made on this matter on the Company’s Form 10-K for the year ended March 31, 2002.

Item 4.	Controls and Procedures

The Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures within the 90-day period prior to the date of this report pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

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

Part II - Other Information

Item 1.	Legal Proceedings – None

Item 2.	Changes in Securities – None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None.

Item 5.	Other Information – None.

Item 6.	Exhibits and Reports on Form 8-K –

(a)	Exhibits:

99.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

1.	A report pursuant to Item 5 of Form 8-K was filed on December 3, 2002 to announce the signing of a definitive agreement to purchase Avery Dennison’s Decorating Technologies division.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation (Registrant)
Date: February 14, 2003	By:	/s/ DAWN H. BERTSCHE

Dawn H. Bertsche Vice President-Finance, Chief Financial Officer

CERTIFICATIONS

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

Date: February 14, 2003
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

Date: February 14, 2003
/s/ DAWN H. BERTSCHE

Dawn H. Bertsche Chief Financial Officer