Form 10-K
period 2003-03-31
MULTI COLOR CORP
filed 2003-06-27
CIK 819220

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16148

MULTI-COLOR CORPORATION

Incorporated in the State of Ohio	IRS Employer Identification number 31-1125853

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $25,503,000 upon the closing market price of $14.30 per share of the Common Stock on the Nasdaq National Market System as of September 30, 2002, the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 10, 2003, 3,979,756 shares of no par value Common Stock were issued and 3,960,556 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portion of the registrant’s proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2003 Annual Meeting of Shareholders to be held on August 21, 2003 are incorporated by reference into Parts II and III of Form 10-K.

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

Statements concerning expected financial performance, on-going business strategies, and possible future action which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic conditions; the success of its significant customers; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms and development of capital; the ability to successfully integrate new acquisitions; cost and availability of raw materials; increase in energy costs; business abilities and judgment of personnel; availability of labor; changes in, or the failure to comply with, government regulations; competition; the ability to achieve cost reductions; increases in general interest rate levels affecting the Company’s interest costs; and terrorism and political unrest. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

Multi-Color is a premier supplier of decorative label solutions and packaging services to consumer product and food and beverage companies, national retailers and container manufacturers worldwide. The Company’s customers include many of the world’s largest manufacturers of household, fabric and personal care, automotive and lawn care, and food and beverage products representing over 330 of the world’s most well known and respected brands. The Company provides a wide range of products and services for the packaging needs of its customers through two segments. The Company believes that its Decorating Solutions Segment is the world’s largest producer of in-mold labels (IMLs) and heat transfer labels (HTLs) and a major manufacturer of high-end pressure sensitive and shrink sleeve labels. The Decorating Solutions Segment also provides digital graphic and pre-press services, and produces printing cylinders and plates. The Company’s Packaging Services Segment is a leading provider of promotional packaging, assembly and fulfillment services.

The Company is an Ohio corporation that was incorporated in 1985, succeeding to the predecessor business that began producing paper labels in 1918. The Company has maintained customer relationships that have existed since that time. The Company sells its labels in the United States, Canada, Mexico, Central and South America and Asia. Multi-Color currently provides products and services for more than 250 customers. Unless the context otherwise requires, the “Company” and “Multi-Color” refer to Multi-Color Corporation.

The Company’s common stock, no par value, is listed on the Nasdaq National Market System under the symbol “LABL”. See “Item 5 – Market for the Registrant’s Common Stock and Related Stockholder Matters.” The Company also maintains a website (www.multicolorcorp.com) which includes additional information about the Company.

PRODUCTS

The Company operates in two reportable segments. The Company’s label operations and cylinder making operations are contained within the Decorating Solutions Segment. The Company’s promotional packaging, assembling and fulfillment services are contained within the Packaging Services Segment.

Decorating Solutions Segment:

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

IML labels are complex and technically demanding products. The finished IML product is a finely detailed label that performs consistently well for plastic container manufacturers and adds marketing value and product security for consumer product companies. Each component of the label production process requires a special expertise for success. The components include the substrate (the base material for the label), the laser-exposed gravure cylinder, inks-with up to eight colors, overcoats and adhesives. The Company believes that its strength lies in several areas, two of which are the substrates used in the printing process and the production of the gravure cylinder.

Multi-Color has developed proprietary substrates that the Company uses in its printing process and also sells to other printers. There are several critical characteristics of a successful substrate. The material needs a proper coefficient of friction so that the finished label is easily and consistently picked up and applied to the blow-molded container. A second is the ability to hold the label’s inks, including metallics and flourescents, overlay varnishes and adhesives. Still another characteristic is the ability to lay smoothly, without wrinkle or bulge, when applied to a very hot, just molded plastic container that will quickly shrink, along with the label, as its temperature falls.

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

Heat Transfer labels (HTLs):

The newly acquired Decorating Technologies (Dec Tech) facility, located in Framingham, MA, has produced heat transfer labels for more than 40 years. The Company acquired Dec Tech from Avery Dennison in January 2003. Therimage™ is Dec Tech’s pioneer heat transfer label technology developed for plastic containers and Health and Beauty Aid products. The addition of the revolutionary Clear ADvantageTM brand provides premium graphics on both glass and plastic containers for the Health and Beauty Aid, Beverage, Household Chemical and Promotional markets.

Heat transfer is a labeling technology in which reverse printed labels are transferred off of a special release liner onto a container using heat and pressure. The labels are a composition of inks and lacquers tailored to the customer’s specific application needs. These labels are gravure printed for color flexibility and photographic replication. They are then shipped to blow molders and/or contract decorators who transfer the labels by way of TherimageTM heat transfer machinery. Once applied, the labels are permanently adhered to the container. The graphics capabilities include fine vignettes, metallic and color change inks, as well as the patented “frost”, giving the appearance of acid-etch. HTLs provide the ultimate “no label” look. Dec Tech maintains 25 patents and continues to meet the needs of the customer through innovative technologies.

Pressure Sensitive labels:

A pressure sensitive label is one that adheres to a surface by press-on contact. The label will usually consist of four elements - a base material, which may include paper, foil or plastic; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces. When the labels are to be applied to containers or bottles, the release coating and protective backing are removed, which exposes the adhesive, and the label is pressed or rolled into place.

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

The pressure sensitive market is the largest single component of the overall label market and represents a significant growth opportunity. The Company’s strategy is to be a premier supplier of pressure sensitive labels in categories that demand high impact graphics or are otherwise technically challenging.

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

The shrink sleeve market is the fastest growing decorating technology as consumer product companies look for ways to differentiate their products. Dairy, new age beverages, sports drinks, and spirits are among the markets that have adopted this decorating technology. However, there is demand growing in the food and the personal care markets that will broaden the sales opportunities for shrink sleeve labels. The Company has expanded its manufacturing base for these products and is producing shrink sleeve labels in three of its locations.

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

Packaging Services Segment:

The Company’s Quick Pak facility, located in Cincinnati, Ohio, is a leading provider of promotional packaging design, sourcing and custom assembly services to major health and beauty brands, consumer product manufacturers and national retailers. Because many of Multi-Color’s customers utilize these types of packaging services, the addition of Quick Pak in May 2002 allows the Company to broaden and deepen its relationship with its current clients while also providing the Company an opportunity to offer label solutions to Quick Pak customers.

In order to provide quick turnaround time in providing custom assembly services to customers, Quick Pak is able to operate over 20 flexible assembly lines per shift. Quick Pak relies on temporary workers as well as a permanent workforce to meet the staffing needs of the assembly lines. The flexible assembly lines can provide a broad range of assembly technologies, including automated shrink wrapping and shrink banding, cartoning and labeling.

Quick Pak also maintains an on-site package design staff with turnkey promotional experience in primary and secondary packaging and original packaging development. The package design staff aids customers in developing unique packaging configurations that meet the needs of the customers.

RESEARCH AND DEVELOPMENT

Multi-Color’s product leadership group is comprised of research and development, product commercialization and technical services personnel. The staff of 13 chemical, packaging and field engineers is responsible for developing and commercializing innovative label and application solutions. Technical service personnel also assist customers and container manufacturers with improving bottle and label performance. In this manner, the Company differentiates itself from its competitors and is often chosen for the most challenging projects

Multi-Color’s research and development expenditures totaled $1,320,000 in fiscal 2003, $554,000 in fiscal 2002 and $301,000 in fiscal 2001.

SALES AND MARKETING

The Company sells to a broad range of consumer product and food and beverage companies located in North and South America. The sales organization is comprised of three sales groups: consumer products, food and beverage and packaging services. In some cases, multi-year agreements are in place and in other cases the customers provide quarterly or annual requirements. Often the Company is the sole supplier of specific brands of products.

Recent acquisitions have allowed the Company to increase its value to both new and existing customers. The sales strategy for the Decorating Solutions Segment is to adopt a consultative selling approach which allows the sales organization to review the requirements of the container to be decorated and then offer a number of alternative decorating methods. Thereby, the Company is viewed as an expert source of material and methods, able to cut across numerous technologies, and offer the best possible cost effective solution. The sales strategy for the Packaging Services Segment is to provide turnkey services in design, packaging and fulfillment needs of customers.

The Company employs a total sales staff of 23 people across both segments. The sales organization includes representatives in Canada and Mexico in order to increase sales in those regions. Multi-national customers are continually searching for companies that are capable of supporting global brands. The Company’s mix of facility locations and the broad range of product offerings drive increased interest in our capabilities.

Approximately 36% of the Company’s sales in fiscal 2003 were to The Procter & Gamble Company (divided among five separate purchasing groups). Another 10% of the Company’s sales were to The Limited (divided among two purchasing groups). The loss or substantial reduction of the business of any of the major customers in a particular year could have a material adverse effect on the Company.

MANUFACTURING

Multi-Color’s printing equipment in the Decorating Solution Segment consists of four gravure printing presses in its Scottsburg, IN plant, an offset press and two flexographic presses in its Batavia, OH plant, a gravure printing press in its Las Vegas, NV plant, five flexographic presses in its Troy, OH plant, and seven gravure printing presses in its Framingham, MA plant. All of the Company’s presses are capable of multi-color, high-speed and high-quality graphic printing. The Company also has a wide variety of cutting and finishing equipment used to process printed material. The wide range of capabilities and versatility provided by the Company’s equipment permits it to respond rapidly to changing customer needs, including the development of new products. The Company believes it has sufficient capacity to meet any expected growth of its products. At March 31, 2003 and March 31, 2002, the label backlog was approximately $4,900,000 and $4,300,000, respectively. The label backlog represents 3-4 weeks of production volume at current staffing levels.

Multi-Color’s equipment in the Packaging Services Segment consists primarily of 20 flexible assembly lines that include automatic shrink wrap and banding machines. This segment relies primarily on manual labor in order to meet customer’s packaging and fulfillment needs. At March 31, 2003, the backlog was approximately $1,100,000. This backlog represents 3-4 weeks of production volume at current staffing levels.

All backlog is expected to be completed in the next fiscal year.

EMPLOYEES

As of March 31, 2003, the Company had approximately 490 employees. Multi-Color considers its labor relations to be good and has not experienced any work stoppages during the previous ten years. The Company’s Packaging Services Segment relies heavily on temporary labor personnel throughout the year. The Company has favorable relationships with several temporary staffing businesses to meet these needs. All human resource and compensation systems have been developed to align the Company with the goals and objectives of its customers and shareholders.

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

The printing industry is highly fragmented and offers many opportunities for acquisitions. During fiscal 2003, the Company completed two acquisitions. In May 2002, the Company completed the acquisition of certain assets and assumption of certain liabilities of Quick Pak, Inc. Quick Pak is based in Cincinnati, Ohio and supplies packaging services to the consumer packaging industry. This acquisition enabled the Company to expand the service component of its business strategy and broaden its revenue stream by providing complimentary consumer packaging services that support its customers’ marketing strategies.

In January 2003, the Company acquired specific assets and assumed certain liabilities of the North and South American Decorating Technologies Division (“Dec Tech”) of Avery Dennison Corporation. Dec Tech is a supplier of heat transfer labels to the health & beauty aids, food and beverage industries.

The Company continually seeks to identify and evaluate potential acquisition candidates and from time to time, engages in discussions with such candidates. Management is currently in the final stages of negotiations with an acquisition candidate. This acquisition will not be a material acquisition for the Company. Completion of this acquisition or future acquisitions may or may not occur.

COMPETITION

The Company has a large number of competitors in the traditional and pressure sensitive label markets and several principal competitors in each of the in-mold, shrink sleeve and heat transfer label markets. Some of these competitors in the traditional and pressure sensitive label markets have greater financial and other resources than the Company. The competitors in the in-mold, shrink sleeve and heat transfer label markets are either private companies or subsidiaries of public companies and the Company cannot assess the financial resources of these organizations. Multi-Color could be adversely affected should a competitor develop labels similar or technologically superior to the Company’s in-mold label. Although price is an important competitive factor in the Company’s business, the Company believes competition is principally dependent upon product performance, service and technical support. Customer service, quality and qualification requirements present barriers to new entrants into Multi-Color’s markets.

REGULATION

The Company’s operations are subject to regulation by federal and state environmental protection agencies. To insure ongoing compliance with federal and state environmental protection agency requirements, the Company retains an outside environmental consultant to monitor environmental compliance. Additionally, the Company continues to make capital investments to maintain compliance with federal and state environmental requirements and to improve its existing equipment as part of its ongoing environmental compliance strategy.

The United States Food and Drug Administration regulates the raw materials used in labels for food products. These regulations apply to the consumer product companies for which Multi-Color produces labels. Multi-Color uses materials specified by the consumer product companies in producing labels for food products.

ITEM 2.    PROPERTIES

Facility	Address	Owned/Leased	Approximate Size
Corporate Offices	425 Walnut Street, Suite 1300 Cincinnati, Ohio 45202	Leased	10,000 sq. ft.

Scottsburg Plant	2281 South US 31 Scottsburg, Indiana 47170	Leased	120,500 sq. ft.

Erlanger Plant	3520 Turfway Road Erlanger, Kentucky 41018	Owned	12,000 sq. ft.

Batavia Plant	4064 Clough Woods Drive Batavia, Ohio 45103	Owned	29,000 sq. ft.

Las Vegas Plant	1151 M Grier Drive Las Vegas, NV 89119	Leased	41,000 sq. ft.

Troy Plant	635 Olympic Boulevard Troy, Ohio	Owned	22,800 sq. ft.

Dec Tech Plant	100 Clinton Street Framingham, MA 01702	Leased	125,000 sq. ft.

Quick Pak Plant	12110 Champion Way Cincinnati, OH 45241	Leased	126,000 sq. ft.

All of the Company’s properties are in good condition, are well maintained, and are adequate for the Company’s intended uses.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ending March 31, 2003.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s shares trade in the over-the-counter market under the NASDAQ-NMS symbol LABL. The following table sets forth the high and low sales prices of the Company’s common stock (“Common Stock”) as reported in the NASDAQ National Market System during fiscal years 2002 and 2003. Prices have been adjusted to reflect the Company’s 3 for 2 stock split effective November 30, 2001. The Company’s stock is thinly traded. Accordingly, the prices below may not be indicative of prices at which a large number of shares can be traded or reflective of prices that would prevail in a more active market.

	High	Low
April 1, 2001 to June 30, 2001	$10.39	$6.27
July 1, 2001 to September 30, 2001	$14.33	$7.80
October 1, 2001 to December 31, 2001	$18.10	$10.07
January 1, 2002 to March 31, 2002	$20.25	$12.15

April 1, 2002 to June 30, 2002	$17.00	$14.00
July 1, 2002 to September 30, 2002	$15.65	$11.50
October 1, 2002 to December 31, 2002	$17.25	$12.20
January 1, 2003 to March 31, 2003	$18.25	$15.08

As of June 10, 2003, there were approximately 380 shareholders of record of the Common Stock.

Multi-Color currently intends to retain its earnings to fund the growth of its business and does not anticipate paying any cash dividends on Common Stock in the foreseeable future. The Company’s financing agreements currently prohibit the payment of Common Stock cash dividends.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended
	March 31	March 31	March 31	March 31	March 28
	2003	2002	2001	2000(2)	1999(1)
	(In thousands, except per share amounts)
Net sales	$99,560	$72,624	$66,618	$53,331	$49,786
Gross profit	19,228	14,503	13,288	9,014	6,929
Operating income	11,893	8,927	8,305	4,280	2,165
Income before cumulative effect of a change in accounting principle	6,335	4,699	3,559	5,626	1,259
Cumulative effect of a change in accounting principle	—	—	—	—	224
Net income	6,335	4,699	3,559	5,626	1,484
Diluted earnings per share (3)	1.48	1.14	.91	1.34	.33
Weighted average shares outstanding—diluted	4,269	4,108	3,900	4,206	4,424
Preferred dividends	—	—	—	177	275
Working capital	6,924	3,324	2,944	(281)	(1,869)
Total assets	67,378	47,924	44,650	37,151	29,781
Short-term debt	5,774	3,607	3,417	5,143	4,369
Long-term debt	22,109	18,691	20,870	17,292	11,086
Stockholders’ equity	25,275	17,659	12,967	9,136	6,010

(1)	Multi-Color maintained a fiscal year of 52 or 53 weeks beginning on the Monday nearest to March 31 through March 28, 1999. Beginning with fiscal 2000, the Company now ends all fiscal years on March 31.
(2)	Fiscal 2000 results include a write down of $779 on certain property and a tax benefit of $2,553.
(3)	All share amounts have been adjusted to reflect the 3 for 2 stock split effective November 30, 2001.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain components of the Company’s consolidated statements of income as a percentage of net sales.

	Percentage of Net Sales
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	80.7%	80.0%	80.1%

Gross profit	19.3%	20.0%	19.9%
Selling, general & administrative expenses	7.4%	7.7%	7.5%
Impairment loss on long-lived assets	—	—	—

Operating income	11.9%	12.3%	12.4%
Interest expense	1.4%	2.0%	3.0%
Other	.2%	.2%	.5%

Income before income taxes	10.3%	10.1%	8.9%
Income taxes	3.9%	3.6%	3.6%

Net income	6.4%	6.5%	5.3%

Comparison of Fiscal Years Ended March 31, 2003 and March 31, 2002

Consolidated net sales totaled $99,559,896 in 2003, an increase of $26,935,890 or 37% from 2002. Decorating Solutions Segment net sales increased $11,618,218 or 16% to $84,242,224 in 2003. Approximately 40% of the increase in Decorating Solutions Segment net sales was due to the acquisition of Dec Tech. The remainder of the growth in the Decorating Solutions Segment was a result of growth from the existing customer base in the segment. The Company did not begin the Packaging Services Segment until May 31, 2002, with the acquisition of Quick Pak. The Packaging Services Segment represented $15,317,672 of consolidated net sales for 2003.

Consolidated gross profit totaled $19,228,079 in 2003, an increase of $4,725,479 or 33% from 2002. Approximately 48% of the consolidated gross profit increase was due to acquisitions completed in 2003. In 2003, gross profit as a percentage of sales for the Decorating Solutions Segment was 21% as compared to 20% in the prior year. The improvement in gross profit was due to favorable customer and product mix. Gross profit as a percentage of sales for the Packaging Services Segment was 11% in 2003, its first year of operation under the Company.

Selling, general and administrative expenses increased $1,760,009 or 32% from 2002. The majority of the increase was due to an increase in sales personnel during 2003. In 2002, the Company employed 12 sales people. In 2003, 23 sales people were employed. This increase in sales personnel occurred in order for the Company to maximize sales opportunities in the marketplace. Increases in selling expense were offset by administrative efficiencies and synergistic savings as a result of the Company’s growth which resulted in a decline of selling, general and administrative expense as a percentage of net sales.

Interest expense decreased $81,324 or 6% from 2002. The Company experienced an overall increase in long-term debt of $5,562,038. The increased debt was due to acquisition related debt and was offset by the continued pay down of long-term debt. In 2003, the Company paid down $4,092,962 in long-term debt. Interest rates continued to decrease in 2003 and were at record lows during 2003.

Other expense increased $91,142 or 75% from 2002. In 2002, the Company recorded gains on the sale of various pieces of equipment. These gains did not reoccur in 2003.

Income tax expense increased 50% or $1,319,535 in 2003 primarily due to the related increase in net income. The effective tax rates for fiscal 2003 and 2002 were 38% and 36%, respectively. The increase in the effective tax rate in 2003 is due to the 2002 tax rate reflecting tax credits that did not reoccur in 2003.

Comparison of Fiscal Years Ended March 31, 2002 and March 31, 2001

Net sales increased $6,006,227 or 9% to $72,624,006 in 2002 from $66,617,779 in 2001. The increase in sales is due primarily to unit growth of the Company’s pressure sensitive label sales. The acquisitions completed in June 2000 and October 2001 accounted for 29% of the growth in sales for the year. During 2002 and 2001, the Company operated in only one segment, the Decorating Solutions Segment.

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

Other expense decreased $233,527 or 66% to $121,314 in 2002 from $354,841 in 2001. Goodwill is no longer being amortized in accordance with the Company’s adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.” Also, the Company incurred some expense in the prior year in connection with the termination of the Company’s pension plan.

Income tax expense was increased $245,213 or 10% to $2,634,650 in 2002 from $2,389,437 in 2001. The effective tax rates for fiscal 2002 and 2001 were 36% and 40%, respectively. The reduction in the effective tax rate is due to the Company earning income in lower rate states such as Nevada and Indiana.

Critical Accounting Policies and Estimates

The Company makes certain estimates and assumptions that affect the reported results of operations and financial position of the Company. These estimates and assumptions are based on historical experience and other factors believed to be reasonable and generally are not considered to be highly uncertain at the time of estimation.

The Company does apply certain key accounting policies that are required by accounting principles generally accepted in the United States of America. The Company believes that the following policies are the most critical policies of the Company.

Revenue Recognition

Revenue for the Company’s Decorating Solutions Segment is recognized upon the sale of products to customers when the customer receives title to the goods, which is generally upon delivery of the product to the customer. For the Company’s Packaging Services Segment, revenues are recognized upon completion of the packaging services performed for the customer.

Goodwill

The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” on April 1, 2001. In accordance with SFAS No. 142, the Company reviews goodwill for impairment on an annual basis during the fourth quarter of each year. Under SFAS No. 142, impairment is also tested when events or changes in circumstances indicate that the assets carrying values may be greater than the fair values. The reviews of goodwill are completed at the segment level of the Company. The Company compares the fair value of the reporting segment with its carrying value, including goodwill.

The annual review for impairment of goodwill requires the use of estimates and assumptions which the Company believes are appropriate. Application of different estimates and assumptions or reviewing goodwill at a different reporting unit level could produce different results.

Income Taxes

The Company follows SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109 income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. Deferred tax assets and liabilities result from temporary differences between the tax basis and reported book basis of assets and liabilities and result in taxable or deductible amounts in future years. The Company’s accounting for deferred taxes involve certain estimates and assumptions that the Company believes are appropriate. Future changes in regulatory tax laws may affect the value recorded for deferred taxes.

Liquidity and Capital Resources

Cash flows from operations were $11,884,183 in 2003 and $10,926,873 in 2002. The cash flow generated in 2003 was a result of higher net income in 2003 and certain tax benefits offset by an increase in working capital due to the Company’s growth and acquisitions completed in 2003.

Cash flows used in investing activities were $10,129,921 in 2003 and $5,909,217 in 2002. Cash used in 2003 and 2002 was due to the acquisitions of Quick Pak and Dec Tech in fiscal 2003 and Premiere Labels in fiscal 2002.

Capital expenditures were $2,035,702 in 2003 and $2,081,224 in 2002. Capital expenditures were funded either through cash flow from operations or through the Company’s revolving credit agreement. Capital expenditures relate primarily to new machinery installed at the Company’s various plant locations. Budgeted capital expenditures for 2004 of approximately $4,000,000 are expected to be funded from operating cash flows in 2004.

The Company has available under its Revolving Credit Agreement $6,000,000 at March 31, 2003 to provide for additional cash needs. The Company entered into its current credit agreement with PNC Bank, Key Bank, LaSalle Bank and Harris Trust and Savings Bank on July 12, 2002. The credit agreement provides for a revolving line of credit up to a maximum of $6,000,000 and an acquisition facility of $15,000,000, which was partially utilized in July 2002 in connection with the acquisition of Quick Pak. Currently $10,000,000 is available under the acquisition facility. Under the terms of the credit agreement, the Company is subject to several financial covenants. The financial covenants require the Company to maintain certain leverage and fixed charge ratios as well as maintain a minimum tangible net worth. The Company was in compliance with all covenants during 2003. The Company is prohibited from declaring dividends on the common stock of the Company under the agreement. The credit agreement expires in July 2005 while the funding available under the acquisition facility expires July 2003. The Company anticipates renewing the acquisition facility with the above lenders.

The Company believes that cash flow from operations and availability under the revolving line of credit are sufficient to meet its capital requirements and debt service requirements for fiscal 2004. From time to time the Company reviews potential acquisitions of businesses. While the Company has no present commitments to acquire any businesses that would have a material impact on the Company’s financial position or results of operations, such an acquisition may require the Company to issue additional equity or incur additional debt.

The following table summarizes the Company’s contractual obligations as of March 31, 2003:

Contractual Obligations ($ in thousands)

Aggregated Information about Contractual Obligations and Other Commitments
March 31, 2003	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-Term Debt	$23,639	5,731	5,731	3,494	2,099	625	5,959
Rent due under Capital Lease Obligations	12,500	585	565	554	554	554	9,688
Rent due under Operating Leases	3,518	1,229	1,019	1,010	257	3	—
Unconditional Purchase Obligations	None
Other Long-Term Obligations	None

Total Contractual Cash Obligations	$39,657	7,545	7,315	5,058	2,910	1,182	15,647

Inflation

The Company does not believe that its operations have been materially affected by inflation.

ITEM 7A.    QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks from changes in interest rates and certain of its outstanding debt. The outstanding loan balance under the Company’s bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Europe. Based on the average outstanding debt in fiscal 2003, a 100 basis point change in the interest rate would change interest expense by approximately $250,000. The Company does not presently use financial or derivative instruments to manage its interest costs. The Company has minimal foreign exchange risks.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

All Financial Statement Schedules have been omitted because either they are not required or the information is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

    To the Stockholders and Directors of Multi-Color Corporation:

We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) as of March 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets” (SFAS 142) on April 1, 2001.

GRANT THORNTON LLP

/s/ GRANT THORNTON LLP

May 2, 2003

Cincinnati, Ohio

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31

	2003	2002	2001
Net sales	$99,559,896	$72,624,006	$66,617,779
Cost of goods sold	80,331,817	58,121,406	53,329,599

Gross profit	19,228,079	14,502,600	13,288,180
Selling, general and administrative expenses	7,335,291	5,575,282	4,983,645

Operating income	11,892,788	8,927,318	8,304,535
Interest expense	1,391,346	1,472,670	2,001,603
Other (income) expense, net	212,456	121,314	354,841

Income before income taxes	10,288,986	7,333,334	5,948,091
Income taxes	3,954,185	2,634,650	2,389,437

Net income	$6,334,801	$4,698,684	$3,558,654

Weighted average shares and equivalents outstanding:
Basic	3,849,873	3,740,128	3,695,597
Diluted	4,269,328	4,108,139	3,900,569

Basic earnings per common share:	$1.65	$1.26	$.96
Diluted earnings per common and common equivalent share:	$1.48	$1.14	$.91

The accompanying notes to financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

As of March 31

	2003	2002
ASSETS
Current assets:
Cash	$4,108,797	$1,389,734
Accounts receivable, net	11,712,084	5,440,131
Inventories	6,435,228	5,275,417
Deferred tax asset	431,137	243,483
Prepaid expenses and other	370,602	228,971

Total current assets	23,057,848	12,577,736
Property, plant and equipment, net	32,031,578	28,089,168
Goodwill	11,687,668	6,383,922
Intangible assets, net	534,246	859,180
Other	66,555	13,927

Total assets	$67,377,895	$47,923,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,730,850	$3,592,962
Current portion of capital lease obligations	42,693	13,653
Accounts payable	6,381,040	3,277,033
Accrued liabilities	3,979,061	2,369,611

Total current liabilities	16,133,644	9,253,259
Long-term debt	17,908,350	14,484,200
Capital lease obligations	4,200,631	4,206,661
Deferred tax liability	3,526,682	1,988,870
Deferred compensation	333,410	331,970

Total liabilities	42,102,717	30,264,960
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, no par value; 10,000,000 shares authorized, 3,976,256 and 3,782,097 shares issued at March 31, 2003 and 2002, respectively	272,493	253,077
Paid-in capital	11,566,275	10,304,287
Treasury stock, 19,200 shares at cost at March 31, 2003 and 2002, respectively	(118,894)	(118,894)
Retained earnings	13,555,304	7,220,503

Total stockholders’ equity	25,275,178	17,658,973

Total liabilities and stockholders’ equity	$67,377,895	$47,923,933

The accompanying notes to financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 31

	Common Stock			Retained earnings (accumulated deficit)	Treasury stock	Total
	Number of shares issued *	Amount	Paid-In capital
March 31, 2000	3,667,397	$244,764	$9,977,860	$(1,035,621)	$(51,142)	$9,135,861

Net income	—	—	—	3,558,654	—	3,558,654
Issuance of common stock	61,200	4,080	268,760	—	—	272,840

March 31, 2001	3,728,597	$248,844	$10,246,620	$2,523,033	$(51,142)	$12,967,355
Net income	—	—	—	4,698,684	—	4,698,684
Issuance of common stock	53,500	4,233	221,452	—	—	225,685
Purchase of treasury stock	—	—	—	—	(67,752)	(67,752)
Purchase in lieu of fractional shares for stock split	—	—	—	(1,214)	—	(1,214)
Purchase of outstanding stock options	—	—	(411,573)	—	—	(411,573)
Tax benefit from exercise of stock options	—	—	247,788	—	—	247,788

March 31, 2002	3,782,097	$253,077	$10,304,287	$7,220,503	$(118,894)	$17,658,973
Net income	—	—	—	6,334,801	—	6,334,801
Issuance of common stock	194,159	19,416	161,901	—	—	181,317
Tax benefit from exercise of stock options	—	—	1,100,087	—	—	1,100,087

March 31, 2003	3,976,256	$272,493	$11,566,275	$13,555,304	$(118,894)	$25,275,178

The accompanying notes to financial statements are an integral part of these statements.

*	All Common stock share amounts have been adjusted to reflect the 3 for 2 stock split effective November 30, 2001.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,334,801	$4,698,684	$3,558,654
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	3,280,571	2,736,034	2,371,705
Amortization	365,684	395,950	357,018
Net (gain) loss on disposal of equipment	26,091	3,224	(593)
Increase in non-current deferred compensation	1,440	116,478	96,493
Tax benefit from stock option exercises	1,100,087	247,788	—
Net (increase) decease in accounts receivable	(2,684,544)	2,517,567	(1,338,667)
Net (increase) decrease in inventories	406,465	575,648	61,084
Net (increase) decrease in prepaid expenses and other	(204,059)	(409,044)	(167,691)
Net increase (decrease) in accounts payable	1,313,253	(1,660,588)	(70,772)
Net increase (decrease) in accrued liabilities	594,235	(308,634)	310,841
Net increase (decrease) in deferred taxes	1,350,159	2,013,766	2,262,945

Net cash provided by operating activities	11,884,183	10,926,873	7,441,017
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,035,702)	(2,081,224)	(2,903,968)
Acquisition of business, net of cash received	(8,162,751)	(3,852,161)	(6,407,273)
Proceeds from sale of plant and equipment	68,532	24,168	4,593

Net cash used in investing activities	(10,129,921)	(5,909,217)	(9,306,648)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in revolving line of credit, net	—	(94,253)	(3,361,159)
Sinking fund withdrawal	—	—	428,266
Purchase of treasury stock	—	(67,752)	—
Proceeds relating to issuance of common stock, net	181,317	225,685	272,840
Payment in lieu of fractional shares for stock split	—	(1,214)	—
Purchase of outstanding stock options	—	(411,573)	—
Proceeds from issuance of long-term debt	5,000,000	—	7,200,000
Repayment of long-term debt	(4,092,962)	(3,200,488)	(2,416,872)
Capitalized bank fees	(80,747)	—	(86,277)
Repayment of capital lease obligation	(42,807)	(81,144)	(170,416)

Net cash provided by (used in) financing activities	964,801	(3,630,739)	1,866,382

Net increase in cash	2,719,063	1,386,917	751
Cash, beginning of the year	1,389,734	2,817	2,066

Cash, end of year	$4,108,797	$1,389,734	$2,817

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003, 2002 and 2001

(1)    THE COMPANY

Multi-Color Corporation (the Company), headquartered in Cincinnati, Ohio, supplies printed labels, engravings and packaging services to consumer product companies primarily located in the United States. The Company has plants located in Scottsburg, Indiana, Batavia, Ohio, Troy, Ohio, Erlanger, Kentucky, Cincinnati, Ohio, Framingham, Massachusetts, and Las Vegas, Nevada.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

References to fiscal 2003, 2002 and 2001 are for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition

The Decorating Solutions Segment recognizes revenue on sales of products when the customer receives title to the goods, which is generally upon delivery. The Packaging Services Segment recognizes revenue upon completion of the service provided to the customer.

Inventories

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Building	20-30 years
Machinery and equipment	3-15 years
Computers	3-5 years
Furniture and fixtures	5-10 years

Goodwill and Other Intangible Assets

Goodwill is no longer amortized as the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of April 1, 2001. In 2001, goodwill was amortized using the straight-line method over periods of ten to twenty years. In accordance with SFAS No. 142, the Company tests goodwill annually during the fourth quarter of each fiscal year for impairment by comparing the fair value of the reporting unit responsible for the goodwill to its carrying amount. Under SFAS No. 142, impairment is also tested when events or changes in circumstances indicate that the assets carrying values may be greater than the fair values. Intangible assets with definite useful lives continue to be amortized using the straight-line method over periods of up to five years. Intangible assets are also tested annually for impairment in accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	2003		2002		2001
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	3,849,873	$1.65	3,740,128	$1.26	3,695,597	$.96
Effect of dilutive stock options	419,455	(.17)	368,011	(.12)	204,972	(.05)

Diluted EPS	4,269,328	$1.48	4,108,139	$1.14	3,900,569	$.91

Advertising Costs

Advertising costs are charged to expense as incurred. Such expenses were minimal for the three fiscal years ended March 31, 2003.

Research and Development Costs

Research and development costs are charged to expense as incurred. Expenses were $1,320,000, $554,000 and $301,000 for 2003, 2002 and 2001, respectively.

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

Use of Estimates in Financial Statements

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Disclosure

The fair value of financial instruments approximates carrying value.

Comprehensive Income

The Company does not have any comprehensive income items.

New Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill. The Company adopted SFAS No. 141 without material effect on the Company’s financial position or results of operations.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment. The Company adopted SFAS No. 142 as of April 1, 2001. See Note 6 for the impact of the adoption of SFAS No. 142 on the Company’s financial position.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for all fiscal years beginning February 1, 2003. SFAS 143 requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. The adoption of SFA3 143 is not anticipated to have a significant impact on the financial position, results of operation, or cash flows of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of carrying value or fair value less cost to sell. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement does not have a material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption has had no impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantees,” an interpretation of FASB Statement No. 5, “Accounting for Contingencies.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Compliance with this interpretation is not expected to have a material impact on the Company’s financial positions or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” SFAS 148 is effective for fiscal years ending after December 15, 2002 and provides for additional annual and interim financial statement disclosures. Adoption has not had a material impact of the Company’s financial position or results of operations.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. Adoption of this interpretation is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2003, the Emerging Issues Task Force issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

(3)    ACCOUNTS RECEIVABLE

The Company records a reserve against its trade accounts receivable. The following table summarizes the activity in the allowance for doubtful accounts for fiscal 2003, 2002 and 2001:

	2003	2002	2001
Balance at beginning of year	$127,814	$80,338	$66,320
Provision	200,882	109,643	62,760
Accounts written-off	(10,795)	(62,167)	(48,742)

Balance at end of year	$317,901	$127,814	$80,338

(4) INVENTORIES

Inventories as of March 31 consisted of the following:

	2003	2002
Finished goods	$3,234,124	$3,291,158
Work-in-process	735,799	714,724
Raw materials	2,465,305	1,269,535

	$6,435,228	$5,275,417

(5)    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of March 31:

	2003	2002
Land and buildings	$9,098,756	$8,638,399
Machinery and equipment	41,184,352	34,423,831
Furniture and fixtures	1,987,653	1,638,930
Construction in progress	656,134	1,152,465

	52,926,895	45,853,625
Accumulated depreciation	(20,895,317)	(17,764,457)

	$32,031,578	$28,089,168

(6)    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31:

	2003	2002
Non-compete agreements	$750,000	$810,000
Other	673,704	592,957

	1,423,704	1,402,957
Accumulated amortization	(889,458)	(543,777)

	$534,246	$859,180

The intangible assets are amortized over their useful remaining lives using the straight-line method of amortization. The weighted average amortization period for these assets is 4.05 years. Total amortization expense for 2003 and 2002 was $365,681 and $374,717, respectively.

The annual estimated amortization expense for the fiscal years ended March 31 are as follows:

2004	$311,103
2005	186,107
2006	37,036

Total	$534,246

The amounts recorded for goodwill total $11,687,668 and $6,383,922 at March 31, 2003 and 2002, respectively. These amounts are no longer amortized in accordance with the Company’s adoption of SFAS No. 142. Goodwill increased $5,303,746 in fiscal 2003 due to the acquisitions of Quick Pak and Dec Tech.

The impact of adopting SFAS No. 142 is as follows:

	March 31, 2003	March 31, 2002	March 31, 2001
Reported net income	$6,334,801	$4,698,684	$3,558,654
Addback: goodwill amortization	—	—	110,156

Adjusted net income	$6,334,801	$4,698,684	$3,668,810

Basic earnings per share:
Reported net income	$1.65	$1.26	$.96
Goodwill amortization	—	—	.03

Adjusted net income	$1.65	$1.26	$.99

Diluted earnings per share:
Reported net income	$1.48	$1.14	$.91
Goodwill amortization	—	—	.03

Adjusted net income	$1.48	$1.14	$.94

(7)    DEBT

The components of the Company’s debt are as follows:

	2003	2002
Scottsburg Industrial Revenue Bonds, floating weekly rate, which approximates 1.3% at March 31, 2003, scheduled balloon payment $3,385,000 in October 2009	3,385,000	3,385,000
Scottsburg Industrial Revenue Bonds, floating weekly rate, which approximates 1.3% at March 31, 2003, scheduled balloon payment of $2,125,000 in April 2007	2,125,000	2,925,000
Clermont County Industrial Revenue Bonds, floating weekly rate, which approximates 1.3% at March 31, 2003, scheduled balloon payment of $4,150,000 in June 2017	4,150,000	4,850,000
Bank term note payable, interest at LIBOR plus 1.25%, currently 3.12% at March 31, 2003, quarterly principal payments of $250,000 plus interest, due August 2007	4,500,000	—
Note payable to Avery Dennison Corporation (former owner of Dec Tech), annual principal payments of $1,098,750 plus interest at 5%, due each January, final payment due January 2007	4,395,000	—
Note payable to former owners of Quick Pak, Inc., annual principal payments of $100,000 plus interest at 5%, due each May, final payment due May 2005	300,000	—
Bank term note payable, interest at LIBOR plus 1.25%, currently 2.59% at March 31, 2003, quarterly principal payments of $360,000 plus interest, due July 2005	3,600,000	5,040,000
Non-compete agreement with former owner of Uniflex Corporation, annual payments of $150,000 due each June, final payment due June 2004	300,000	450,000
Note payable to former shareholders of Premiere Labels, Inc., annual payments of $442,100 due each October, final payment due October 2004	884,200	1,326,300
Other	—	100,862

	23,639,200	18,077,162
Less-current portion of debt	(5,730,850)	(3,592,962)

	$17,908,350	$14,484,200

The following is a schedule of future annual principal payments payable after one year (including quarterly bond payments required under the Company’s credit agreement):

2005	$5,730,850
2006	3,493,750
2007	2,098,750
2008	625,000
2009 and thereafter	5,960,000

Total	$17,908,350

On July 12, 2002, the Company restated its credit agreement with existing lenders and two additional new lenders. The restated credit agreement provides for a revolving line of credit with borrowings up to a maximum of $6,000,000 and an acquisition facility of up to $15,000,000. The acquisition facility was partially utilized in connection with the acquisition of Quick Pak in May 2002. The interest rates are based on prime or LIBOR plus certain margin amounts based on the Company’s leverage ratio. For the year ended March 31, 2003 and March 31, 2002, the average interest rate on the revolving line of credit was 3.44% and 5.46%, respectively. At March 31, 2003, the Company had $6,000,000 in available borrowings under the revolving line of credit. The credit agreement expires July 31, 2005 while the funding available under the acquisition facility expires July 11, 2003. The credit agreement also requires quarterly bond payments of $375,000 until termination of the agreement. The agreement also contains various financial and operating covenants which, among others, require the Company to maintain certain leverage, fixed charge coverage and net worth ratios and limits the payment of dividends.

With respect to the Bonds, the Company has the option to establish the Bonds’ interest rate form (variable or fixed interest rate). When a fixed interest rate is selected, the fixed rate assigned will approximate the market rate for comparable securities.

When a variable rate is selected, or at the end of a fixed interest rate period, the Bondholders reserve the right to demand payment of the bonds. In the event that any of the Bondholders exercise their rights, a remarketing agent is responsible for remarketing the Bonds on a best efforts basis for not less than the outstanding principal and accrued interest. In the event the Bonds are not able to be remarketed and the letters of credit are exercised, the lender is committed to providing financing for up to 458 days. These letters of credit expire June 1, 2004.

Substantially all assets of the Company are pledged as collateral under the Company’s borrowings.

(8)    EMPLOYEE BENEFIT PLANS

The Company has established a 401(k) retirement savings plan which covers all employees who meet certain service requirements. The plan provides for voluntary contributions by the Company’s employees up to a specified maximum percentage of gross pay. At the discretion of the Company’s Board of Directors, the Company will contribute a specified matching percentage of the employee contributions. Company contributions in 2003, 2002 and 2001 approximated $309,000, $234,000 and $198,000, respectively, which represent one-half of the employee contributions not exceeding 6% of gross pay.

The Company previously entered into deferred compensation agreements with certain officers. Amounts due under deferred compensation agreements with current officers are classified as long-term liabilities at March 31, 2003 and March 31, 2002. Interest on the deferred amounts, which are included in the balances due, were accrued at 6.75%, 10.00% and 11.00% in 2003, 2002 and 2001, respectively. Expenses in 2003, 2002 and 2001 approximated $100,000, $116,000 and $96,000, respectively.

(9)    INCOME TAXES

The provision (credit) for income taxes includes the following components:

	2003	2002	2001
Currently payable
Federal	$1,771,918	$1,843,942	$2,020,987
State and local	240,978	372,307	356,600
Benefit of operating loss carry-forwards	—	(1,898,688)	(2,256,944)

	2,012,896	317,561	120,643

Deferred
Federal	1,793,701	2,147,521	2,085,597
State and local	147,588	169,568	183,197

	$3,954,185	$2,634,650	$2,389,437

The following is a reconciliation between the statutory federal income tax rate and the effective rate shown above:

	2003	2002	2001
Computed provision for federal income taxes at the statutory rate	34%	34%	34%
State and local income taxes, net of federal income tax benefit	4%	4%	2%
Other	—%	(2%)	4%

Effective tax rate	38%	36%	40%

At year end the net deferred tax components consisted of the following:

	2003	2002
Deferred tax liabilities
Tax depreciation over book depreciation	$(4,462,657)	$(3,542,231)
Other	(176,820)	(171,479)

	$(4,639,477)	$(3,713,710)

Deferred tax assets:
Asset impairment loss	$264,888	$264,888
Deferred compensation	113,359	112,870
Inventory reserves	145,875	92,091
AMT credit carry-forward	647,063	246,175
Tax credit carry-forward	254,995	163,931
Net operating loss carry-forward	—	936,997
Other	117,752	151,371

	1,543,932	1,968,323

Net deferred tax components	$(3,095,545)	$(1,745,387)

For tax reporting purposes, the Company has approximately $647,000 of alternative minimum tax (AMT) credits available for an indefinite period. In addition, the Company has tax credits of approximately $255,000, which can be carried forward through the following expiration dates:

Year	Tax Credits
2010	—
2011	9,000
2012	33,000
2013	23,000
2014	25,000
2015	24,000
2016	50,000
2017	91,000

$255,000

(10)    MAJOR CUSTOMERS

During 2003, 2002 and 2001, sales to major customers (those exceeding 10% of the Company’s net sales) and their related subsidiaries and divisions approximated 46%, 51% and 58%, respectively, of the Company’s net sales. Net sales to the Company’s largest customer during 2003, 2002 and 2001 approximated 36%, 41% and 38%, respectively.

In addition, the year end accounts receivable balances of the major customers approximated 28%, 26% and 55% of the Company’s total accounts receivable balance at year end 2003, 2002 and 2001, respectively.

The loss or substantial reduction of the business of any of the major customers in a particular year could have a material adverse effect on the Company.

(11)    STOCK OPTIONS

As of March 31, 2003, 216,750 of the authorized but unissued common shares were reserved for future issuance to key employees and directors under the Company’s qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant. To the extent not exercised, options will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three to five year period. A summary of the changes in the options outstanding during 2003, 2002 and 2001 is set forth below:

	Number of Shares	Weighted Average Exercise Price	Options Price Range (Per Share)
Outstanding at March 31, 2000	776,588	$4.35	$1.75-$7.33
Granted	162,000	4.95	$4.33-$5.92
Exercised	(61,200)	4.46	$3.10-$4.92
Cancelled	(33,000)	4.27	$4.17-$4.42

Outstanding at March 31, 2001	844,388	$4.46	$1.75-$7.33
Granted	130,500	9.02	$7.33-$12.57
Exercised	(53,500)	4.22	$2.70-$7.33
Cancelled	(4,950)	4.92	$4.92
Repurchased	(159,938)	4.52	$1.75-$4.92

Outstanding at March 31, 2002	756,500	$5.25	$2.70-$12.57
Granted	123,500	15.04	$12.57-$15.60
Exercised	(249,550)	4.50	$3.54-$7.33
Cancelled	(26,750)	8.03	$4.33-$15.60

Outstanding at March 31, 2003	603,700	$7.47	$2.70-$15.60

The following summarizes options outstanding and exercisable at March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at at 3/31/03	Weighted Average Exercise Price
$2.70-$4.83	311,000	3.81	$4.24	288,500	$4.23
$5.25-$7.33	133,950	7.47	$6.65	69,950	$6.40
$12.57-$15.60	158,750	9.11	$14.48	57,000	$12.88

	603,700			415,450

The weighted average fair value at date of grant for options granted during 2003, 2002 and 2001 was $4.05, $3.23 and $2.68, respectively. The fair value of options at the date of grant was estimated using the binomial model with the following weighted average assumptions:

	2003	2002	2001
Expected life (years)	5.61	6.61	6.30
Interest rate	4.37%	3.51%	6.10%
Volatility	38.98%	45.38%	46.11%
Dividend yield	0%	0%	0%

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
Net income—as reported	$6,334,801	$4,698,684	$3,558,654
Stock-based compensation expense determined under the fair value method for all awards, net of income tax benefits	278,157	321,060	204,618

Net income—pro forma	$6,056,644	$4,377,624	$3,354,036
Net income per common and common equivalent share—as reported
Basic	$1.65	$1.26	$.96
Diluted	$1.48	$1.14	$.91
Net income per common and common equivalent share—pro forma
Basic	$1.57	$1.17	$.91
Diluted	$1.42	$1.12	$.89

(12)    CAPITAL LEASE OBLIGATIONS

The Company has a sale/leaseback agreement on its Scottsburg, Indiana plant. The lease is for a period of 20 years and monthly lease payments are $46,200. The Company also entered into capital leases for certain equipment. The amount recorded for the plant and equipment under the capital leases amounted to $4,522,000 and $4,463,000 at March 31, 2003 and 2002, respectively. The accumulated depreciation was $415,493 and $295,608 at March 31, 2003 and 2002, respectively.

The following is a schedule of future annual minimum lease payments under the capital leases together with the present value of the net minimum lease payments, as of March 31, 2003:

Total future minimum lease payments	$12,499,766
Less: Interest	(8,256,442)

Present value of minimum lease payments	4,243,324
Less: Current portion	(42,693)

$4,200,631

The following is a schedule of future annual minimum lease payments:

2004	$584,974
2005	564,592
2006	554,400
2007	554,400
2008 and thereafter	10,241,400

Total	$12,499,766

(13)    SEGMENT INFORMATION

The Company operates in two segments within the packaging industry: Decorative Label Solutions and Packaging Services. The Decorative Label Solutions Segment’s primary operations involve the printing of labels while the Packaging Services Segment provides promotional packaging, assembling and fulfillment services. Both segments sell to major consumer product companies. Segment information is not applicable for fiscal 2002 and 2001 as the Company only operated in the Decorative Label Solutions Segment during that time.

Financial information by operating segment is as follows:

Fiscal 2003
Sales:
Decorative Label Solutions	$84,242,224
Packaging Services	15,317,672

$99,559,896

Net income before income taxes:
Decorative Label Solutions	$11,897,320
Packaging Services	1,510,346
Corporate Expenses	(3,118,680)

$10,288,986

Capital expenditures:
Decorative Label Solutions	$1,631,566
Packaging Services	364,752
Corporate	39,384

$2,035,702

Depreciation and amortization:
Decorative Label Solutions	$3,300,984
Packaging Services	259,515
Corporate	85,756

$3,646,255

March 31, 2003
Total assets:
Decorative Label Solutions	$53,447,132
Packaging Services	8,226,145
Corporate	5,704,618

$67,377,895

(14)    COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has various equipment, office and facility operating leases. Leases expire on various dates through September 2007. Rent expense during 2003, 2002 and 2001 was approximately $1,439,000, $554,000 and $451,000, respectively.

The annual future minimum rental obligations as of March 31, 2003 are as follows:

2004	$1,229,000
2005	1,019,000
2006	1,010,000
2007	257,000
2008	3,000

Total	$3,518,000

Litigation

Litigation is instituted from time to time against the Company which involves routine matters incident to the Company’s business. In the opinion of management, the ultimate disposition of pending litigation will not have a material adverse effect upon the Company’s results of operations or financial position.

(15)    ACQUISITIONS

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

In May 2002, the Company acquired the assets of Quick Pak, Inc., a provider of promotional packaging, assembling and fulfillment services to major health and beauty companies, consumer product manufacturers and national retailers. The purchase price was $6,651,751, including approximately $900,000 of working capital. The Company delivered a promissory note for $300,000 and paid the balance at closing. The acquisition was accounted for as a purchase. Accordingly the purchase price was preliminarily allocated to assets and liabilities based on their estimated value as of the date of acquisition. The results of operations of the acquisition are included in the consolidated statement of operations from the date of acquisition.

In January 2003, the Company acquired certain assets and liabilities of the North and South American Decorating Technologies Division (“Dec Tech”) of Avery Dennison Corporation. Dec Tech is a supplier of heat transfer labels to the health and beauty aids, food and beverage industries. The total purchase price was $6,206,000. The Company paid $1,811,000 in cash at closing and funded the remainder with a promissory note to Avery Dennison for $4,395,000. Assets acquired included web gravure printing equipment, inventory, accounts receivable, accounts payable and Dec Tech’s North and South American patents and trademarks. The acquisition was accounted for as a purchase. Accordingly the purchase price was preliminarily allocated to assets and liabilities based on their estimated value as of the date of acquisition. The results of operations of the acquisition are included in the consolidated statement of operations from the date of acquisition.

The following table summarizes, on an unaudited proforma basis, the estimated combined results of the Company and the above acquisitions assuming the acquisitions had occurred April 1, 2001. The results include certain adjustments, primarily interest expense, and are not necessarily indicative of what results would have been had the Company owned Premiere Labels, Quick Pak and Dec Tech during the periods presented.

	2003	2002
Net Sales	$115,794,000	$103,088,000
Net Income	$6,007,000	$4,222,000
Earnings per share
Basic	$1.56	$1.13
Diluted	$1.41	$1.03

(16)    SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	2003	2002	2001
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,210,673	$1,529,673	$1,881,476
Income taxes paid	$1,543,285	$450,269	$106,825
Supplemental Disclosure of Non Cash Activities:
None
Business combinations accounted for as a purchase:
Assets acquired	$15,724,788	$5,751,935	$9,287,257
Liabilities assumed	(2,867,037)	(460,747)	(1,479,364)
Cash received	—	(52,537)	(800,620)
Notes payable	(4,695,000)	(1,386,300)	(600,000)

Net cash paid	$8,162,751	$3,852,351	$6,407,273

QUARTERLY DATA (UNAUDITED)

Fiscal 2003:

	Quarter:
($ in thousands except per common share amounts)	First	Second	Third	Fourth	Total
Net sales	$20,913	$24,100	$25,940	$28,604	$99,560
Gross profit	$4,146	$4,665	$4,670	$5,747	$19,228
Net income	$1,288	$1,600	$1,486	$1,960	$6,335
Basic earnings per common share:	$.34	$.42	$.38	$.50	$1.65
Diluted earnings per common and common equivalent share:	$.30	$.38	$.35	$.46	$1.48

Fiscal 2002:

	Quarter:
($ in thousands except per common share amounts)	First	Second	Third	Fourth	Total
Net sales	$20,529	$18,595	$15,995	$17,505	$72,624
Gross profit	$3,987	$3,466	$3,081	$3,969	$14,503
Net income	$1,374	$1,231	$959	$1,135	$4,699
Basic earnings per common share:	$.37	$.33	$.26	$.30	$1.26
Diluted earnings per common and common equivalent share:	$.34	$.29	$.23	$.27	$1.14

Note: Certain amounts may not sum accurately due to rounding.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The information required by this item concerning directors is set forth in the section entitled “Election of Directors” contained in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

EXECUTIVE OFFICERS

The Executive Officers of the Company as of March 31, 2003 were as follows:

Francis D. Gerace, 50, was promoted to President and appointed a Director on May 18, 1999 and was elected Chief Executive Officer in August 1999. Prior to that time Mr. Gerace served as the Company’s Vice President of Operations from April 1998 to May 1999. Mr. Gerace held various operating positions and was Director of Strategic Business Systems for Fort James Corporation’s Packaging Business from 1993 to 1998. From 1974 to 1993, Mr. Gerace held various general management positions with Conagra, Inc. and Beatrice Foods Company.

Dawn H. Bertsche, 46, was appointed Vice President of Finance, Chief Financial Officer and Secretary in August 1999. Prior to joining Multi-Color, Ms. Bertsche was Chief Financial Officer for Hill Top Research, Inc. from 1997 to 1999 and held the position of Vice President and Controller and other financial positions for Clopay Corporation from 1987 to 1997. From 1977 to 1987, Ms. Bertsche held various financial management positions with LSI Lighting Systems, Inc. and Price Waterhouse.

Gordon B. Bonfield, III, 51, was appointed President of the Packaging Services division of the Company in connection with the Company’s May 31, 2002 acquisition of Quick Pak. Mr. Bonfield was Executive Vice President and Chief Operating Officer of Ivex Packaging from September 2000 until July 2001 and was President of the Consumer Packaging Division of Ivex Packaging from June 1999 until August 2000. Mr. Bonfield served as President of Multi-Color from January 1998 to May 1999. Mr. Bonfield has been a director of Multi-Color since December 1997.

John P. McKeough, 36, was promoted to Vice President of Operations in June 2000. Prior to that time he served as Plant Manager of the Company’s Scottsburg, Indiana facility. Before joining the Company, he held various production management positions at Fort James Corporation’s Packaging Business from 1992 to 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Information on compliance with Section 16(a) of the Exchange Act is set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM	11. EXECUTIVE COMPENSATION

The information required by this item is set forth in the section entitled “Summary Compensation Table” contained in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

The following table provides information regarding shares outstanding and available for issuance under the Company’s existing stock option plans:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by securityholders	603,700	$7.47	216,750
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Of the total securities remaining available for future issuance, 102,000 shares are reserved for issuance to the Company’s Board of Directors and 114,750 shares are reserved for issuance to the Company’s employees.

The Company’s Board of Directors has approved the Multi-Color Corporation 2003 stock incentive plan and recommends that shareholders approve this plan during the Company’s annual meeting of shareholders in August 2003. If the plan is approved by shareholders, the plan will reserve 300,000 shares for future issuance to employees. The Board of Directors granted options totaling 58,500 under this plan, pending shareholder approval.

The remainder of the information required by this item is set forth in the tabulation of the amount and nature of Beneficial Ownership of the Company’s securities in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. The Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

The following Report of Independent Certified Public Accountants, consolidated financial statements of Multi-Color

Corporation and the related notes are incorporated herein.

Report of Grant Thornton LLP, Independent Certified Public Accountants

Consolidated Statements of Income for the years ended March 31, 2003, 2002 and 2001.

Consolidated Balance Sheets as of March 31, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements

(a)(2)  Financial Statement Schedules

All schedules have been omitted because either they are not required or the information is included in the financial statements and notes thereto.

(a)(3)  List of Exhibits

Exhibit Numbers	Description of Exhibit	Filing Status

3 (i)	Amended and Restated Articles of Incorporation	A
3 (ii)	Amendment to Amended and Restated Articles of Incorporation	A
3 (iii)	Amendment to Amended and Restated Articles of Incorporation	O
3 (iv)	Amended and Restated Code of Regulations	B
9.0	Separation agreement with the mutual releases, dated July 7, 1998, between the Company and John Court	M
10.1	Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National Association covering $5,750,000 City of Scottsburg, Indiana Economic Development Revenue Bonds	C
10.2	Trust Indenture securing City of Scottsburg, Indiana Economic Development Revenue Series 1989 dated as of October 1, 1989	D
10.3	Bond Purchase Agreement for $5,750,000 City of Scottsburg, Indiana Economic Development Revenue Bonds Series 1989	D
10.4	Remarketing Agreement dated October 1, 1989 by and among the Company, The Ohio Company and The PNC Bank (Formerly The Central Trust Company, N.A).	D
10.5	First Refusal Agreement among the Company’s shareholders	B
10.5a	Waiver, Consent and Amendment Agreement dated May 7, 2002 (Amendment to First Refusal Agreement)	G
10.6	Loan Agreement between City of Scottsburg, Indiana and Multi-Color dated October 1, 1989 for $5,750,000	D
10.7	Trust Indenture securing County of Boone, Kentucky Industrial Building Revenue Bonds, Series 1989 dated as of December 1, 1989	D
10.8	Loan Agreement between County of Boone, Kentucky and Multi-Color for $3,250,000 dated as of December 1, 1989	D
10.9	Remarketing Agreement dated as of December 1, 1989 by and among the Company, The Ohio Company and The PNC Bank (Formerly The Central Trust Company, N.A.)	D
10.10	Remarketing Agreement dated October 1, 1989 by and among the Company, The Ohio Company and The PNC Bank (Formerly The Central Trust Company, N.A.)	D
10.11	Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National Association covering $3,250,000 County of Boone, Kentucky Industrial Building Revenue Bonds	C
10.12	Bond Purchase Agreement for $3,250,000 County of Boone, Kentucky Industrial Building Revenue Bonds Series 1989	C
10.14	Loan Agreement between the Company and City of Scottsburg, Indiana, dated as of April 1, 1997 for $3,000,000	E
10.28	Purchase Agreement to Sell dated February 26, 1999 by and between the Company and Indiana Properties, LLC	F
10.31	Asset Purchase Agreement, dated December 4, 1999, between MCC-Batavia, LLC and Leonard Z. Eppel, Receiver of the Assets of Buriot International, Inc.	K
10.33	Fourth Amended and Restated Credit, Reimbursement and Security Agreement as of June 6, 2000 among Multi-Color Corporation, PNC Bank, National Association and Keybank National Association	O
10.34	Asset Purchase Agreement, dated June 5, 2000, between Multi-Color Corporation, Uniflex, John Yamasaki, Meiwa Corporation and Ryohsei Plastics Industries, Co., Ltd.	N
10.35	Amendment to Credit Agreement dated February 8, 2001	P

10.36	Stock Purchase Agreement, dated October 25, 2001 between Multi-Color Corporation and Premiere Labels, Inc. and its shareholders	Q
10.37	Asset Purchase Agreement, dated May 31, 2002 between Multi-Color Corporation, Quick Pak, Inc. and Alexander and Deborah Buhayar	R
10.38	Amendment to Substituted Revolving Credit Note, dated May 31, 2002	T
10.39	Asset Purchase Agreement, dated November 18, 2002 between Multi-Color Corporation, Dennison Manufacturing Co., and Avery Dennison Corporation	S

MANAGEMENT CONTRACTS AND COMPENSATION PLANS
10.19	1992 Directors’ Stock Option Plan	B
10.20	401(k) Retirement Savings Plan and Trust	B
10.23	1997 Stock Option Plan	H
10.24	1998 Non-Employee Director Stock Option Plan of Multi-Color Corporation	I
10.25	Employment Agreement entered into March 16, 1998 by and between the Company and Steven G. Mulch	F
10.26	Employment Agreement entered into March 16, 1998 by and between the Company and Francis D. Gerace	F
10.27	Amendment to Employment Agreement dated May 18, 1999, to employment agreement dated as of March 16, 1998 among Multi-Color Corporation and Francis D. Gerace	F
10.35	1999 Long-Term Incentive Plan of Multi-Color Corporation dated as of January 19, 1999	L
21	Subsidiaries of the Company	G
23	Consent of Grant Thornton, LLP	G
99.1	Section 906 Certification – CEO	G
99.2	Section 906 Certification – CFO	G

A	Filed as an exhibit to the Form 10-K for the 1996 fiscal year and incorporated herein by reference.

B	Filed as an exhibit to Registration Statement #33-51772, filed September 10, 1992, and incorporated herein by reference.

C	Filed as an exhibit to the Form 10-K for the 1994 fiscal year and incorporated herein by reference.

D	Filed as an exhibit to the Form 10-K for the 1990 fiscal year and incorporated herein by reference.

E	Filed as an exhibit to the Form 10-K for the 1997 fiscal year and incorporated herein by reference.

F	Filed as an exhibit to the Form 10-K for the 1999 fiscal year and incorporated herein by reference.

G	Filed herewith.

H	Filed as an exhibit to the 1997 Proxy Statement and incorporated herein by reference.

I	Filed as an exhibit to the 1998 Proxy Statement and incorporated herein by reference.

J	Filed as an exhibit to the Form 10-K for the 1998 fiscal year and incorporated herein by reference.

K	Filed as an exhibit to the Form 8-K filed December 31, 1999 and incorporated herein by reference.

L	Filed as an exhibit to the 1999 Proxy Statement and incorporated herein by reference.

M	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 28, 1998 and incorporated herein by reference.

N	Filed as an exhibit to the Form 8-K filed June 20, 2000 and incorporated herein by reference.

O	Filed as an exhibit to the Form 10-K for the 2000 fiscal year and incorporated herein by reference.

P	Filed as an exhibit to the Form 10-K for the 2001 fiscal year and incorporated herein by reference.

Q	Filed as an exhibit to the Form 8-K filed November 8, 2001 and incorporated herein by reference.

R	Filed as an exhibit to the Form 8-K filed June 17, 2002 and incorporated herein by reference.

S	Filed as an exhibit to the Form 8-K filed February 3, 2003 and incorporated herein by reference.

T	Filed as an exhibit to the Form 10-K for the 2002 fiscal year and incorporated herein by reference.

(b)	Reports on Form 8-K

1.    A report pursuant to Item 2 of Form 8-K was filed on February 3, 2003 to announce the completion of the Company’s purchase of the North and South American Decorating Technologies Division of Avery Dennison Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 26, 2003	MULTI-COLOR CORPORATION (Registrant)

/s/ Francis D. Gerace

Francis D. Gerace President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Capacity	Date
/s/ Francis D. Gerace Francis D. Gerace	President, Chief Executive Officer and Director (Principal Executive Officer)	June 26, 2003

/s/ Dawn H. Bertsche Dawn H. Bertsche	Vice President Finance, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)	June 26, 2003

/s/ Lorrence T. Kellar Lorrence T. Kellar	Chairman of the Board of Directors	June 26, 2003

/s/ Charles B. Connolly Charles B. Connolly	Director	June 26, 2003

/s/ Gordon B. Bonfield, III Gordon B. Bonfield, III	President, Quick Pak Division, Director	June 26, 2003

/s/ David H. Pease, Jr. David H. Pease, Jr.	Director	June 26, 2003

/s/ Roger A. Keller Roger A. Keller	Director	June 26, 2003

CERTIFICATIONS

I, Francis D. Gerace, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Multi-Color Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared
b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003	By:	/s/ Francis D. Gerace
Francis D. Gerace Chief Executive Officer

I, Dawn H. Bertsche, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Multi-Color Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared
b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche Chief Financial Officer