Form 10-Q
period 2003-06-30
MULTI COLOR CORP
filed 2003-08-13
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common shares, no par value – 4,000,956 (as of August 12, 2003)

MULTI-COLOR CORPORATION

FORM 10-Q

Item 1.	Financial Statements

MULTI-COLOR CORPORATION

Condensed Consolidated Balance Sheets

(Thousands)

	June 30, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,062	$4,109
Accounts receivable, net	13,756	11,712
Inventories	6,710	6,435
Deferred tax asset	431	431
Prepaid expenses and other	383	371

Total current assets	22,342	23,058
Property, plant and equipment, net	31,488	32,032
Goodwill	11,688	11,688
Intangible assets, net	446	534
Other	77	66

Total assets	$66,041	$67,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,731	$5,731
Current portion of capital lease obligations	44	43
Accounts payable	4,693	6,381
Accrued liabilities	3,891	3,979

Total current liabilities	14,359	16,134
Long-term debt, excluding current portion	16,673	17,908
Capital lease obligations, excluding current portion	4,189	4,201
Deferred tax liability	3,527	3,527
Deferred compensation	369	333

Total liabilities	39,117	42,103
Shareholders’ equity:
Common stock, no par value, $.10 stated value	273	273
Paid-in capital	11,587	11,566
Treasury stock, at cost	(119)	(119)
Retained earnings	15,183	13,555

Total shareholders’ equity	26,924	25,275

Total liabilities and shareholders’ equity	$66,041	$67,378

The accompanying notes are an integral part of this financial information.

Item 1.	Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Thousands except per share amounts)

	Three Months Ended
	June 30, 2003	June 30, 2002
Net sales	$29,107	$20,913
Cost of goods sold	23,415	16,767

Gross profit	5,692	4,146
Selling, general and administrative expenses	2,468	1,669

Operating income	3,224	2,477
Other expense, net	203	48
Interest expense	369	335

Income before income taxes	2,652	2,094
Income taxes	1,024	806

Net income	$1,628	$1,288

Basic earnings per share	$0.41	$0.34
Diluted earnings per share	$0.38	$0.30
Average number of common shares outstanding
Basic	3,958	3,771
Diluted	4,336	4,261

The accompanying notes are an integral part of this financial information.

Item 1.	Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Thousands)

	Three Months Ended
	June 30, 2003	June 30, 2002
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,395)	$(1,034)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(623)	(480)
Acquisition of business, net of cash received	—	(6,352)
Proceeds from sale of property, plant and equipment	195	—

Net cash used in investing activities	(428)	(6,832)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in revolving line of credit, net	—	7,358
Repayment of long-term debt	(1,235)	(927)
Repayment of capital lease obligations	(10)	(6)
Proceeds relating to issuance of common stock, net	21	54

Net cash provided by (used in) financing activities	(1,224)	6,479

Net increase (decrease) in cash	(3,047)	(1,387)
Cash, beginning of period	4,109	1,390

Cash, end of period	$1,062	$3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$231	$299
Income taxes paid	$2	$1
Acquisition accounted for as a purchase:
Assets acquired	$—	$7,479
Liabilities assumed	—	(827)
Cash acquired	—	—
Note payable	—	(300)

Net cash paid	$—	$6,352

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

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share (“EPS”) and Diluted EPS computations (shares in thousands):

	Three Months Ended June 30,
	2003	2002
Basic EPS	3,958	3,771
Effect of dilutive stock options	378	490

Diluted EPS	4,336	4,261

3.	Inventories:

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market and are comprised of the following:

	June 30, 2003	March 31, 2003
Finished Goods	$3,339	$3,234
Work in Process	817	736
Raw Materials	2,554	2,465

	$6,710	$6,435

4.	Stock Options:

As of June 30, 2003, 171,750 of the authorized but unissued common shares were reserved for future issuance to key employees and directors under the Company’s qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant. To the extent not exercised, options will expire not more than ten years after the date of grant. The applicable

Item 1.	Financial Statements (continued)

options vest immediately or ratably over a three to five year period.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for the three months ended June 30, 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,
	2003	2002
Net income - as reported	$1,628	$1,288
Stock-based compensation expense determined under the fair value method for all awards, net of income tax benefits	78	52

Net income - proforma	$1,550	$1,236

Net income per common and common equivalent share - as reported
Basic	$0.41	$0.34
Diluted	$0.38	$0.30
Net Income per common and common equivalent share - proforma
Basic	$0.39	$0.33
Diluted	$0.36	$0.29

5.	Segment Information:

The Company operates in two segments within the packaging industry: Decorative Label Solutions and Packaging Services. The Decorative Label Solutions Segment’s primary operations involve the printing of labels while the Packaging Services Segment provides promotional packaging, assembling and fulfillment services. Both segments sell to major consumer product companies.

Segment information

Financial information by operating segment is as follows:

	Three Months Ended June 30,
	2003	2002
Sales:
Decorative Label Solutions	$25,898	$19,906
Packaging Services	3,209	1,007

	$29,107	$20,913

Net income before income taxes:
Decorative Label Solutions	$3,172	$2,763
Packaging Services	134	54
Corporate expenses	(654)	(723)

	$2,652	$2,094

Item 1.	Financial Statements (continued)

	Three Months Ended June 30,
	2003	2002
Capital expenditures:
Decorative Label Solutions	$451	$442
Packaging Services	135	26
Corporate	37	12

	$623	$480

Depreciation and amortization:
Decorative Label Solutions	$939	$801
Packaging Services	80	25
Corporate	17	20

	$1,036	$846

Total assets:
Decorative Label Solutions	$43,791	$40,012
Packaging Services	8,138	7,597
Corporate	14,112	8,669

	$66,041	$56,278

6.	Subsequent Event:

On July 16, 2003, the Company completed the purchase of the heat transfer label business and all related proprietary technologies from International Playing Card and Label Co. Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands)

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

	Three Months Ended
	June 30,		$	%
	2003	2002	Change	Change
Net Sales
Consolidated Net Sales	$29,107	$20,913	$8,194	39%
Decorating Solutions Segment	$25,898	$19,906	$5,992	30%
Packaging Services Segment	$3,209	$1,007	$2,202	219%

Consolidated net sales increased $8,194 for the three months ended June 30, 2003 as compared to the same period in the prior year as a result of increases in both the Decorating Solutions Segment as well as the Packaging Services Segment. The Decorating Solutions Segment net sales increase was primarily a result of the acquisition of Dec Tech, which occurred in January 2003. The acquisition contributed $5,247 in sales for the three months ended June 30, 2003. The increase in net sales in the Packaging Services Segment is a result of the acquisition of Quick Pak, which occurred in May 2002. The Packaging Services Segment’s net sales for the current year quarter included three months versus one month in the prior year quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands) (continued)

	Three Months Ended
	June 30,		$	%
	2003	2002	Change	Change
Gross Profit
Consolidated Gross Profit	$5,692	$4,146	$1,546	37%
% of Sales	20%	20%
Decorating Solutions Segment	$5,327	$4,074	$1,253	31%
% of Sales	21%	20%
Packaging Services Segment	$365	$72	$293	407%
% of Sales	11%	7%

Consolidated gross profit increased $1,546 as compared to the same period in the prior year as a result of the increase in sales. Both the Decorating Solutions Segment and the Packaging Services Segment gross profit as a percentage of sales increased as compared to the same period in the prior year. The increase in the Decorating Solutions Segment gross profit as a percentage of sales was due to the favorable customer and product mix. The Packaging Services Segment’s gross profit percentage of sales for the three months ended June 30, 2003 is more reflective of the normal operations of the business as compared to the same period in the prior year. This is due to the fact that the three months ended June 30, 2002 only includes one month of operations as compared to a full quarter for the period ended June 30, 2003.

	Three Months Ended
	June 30,		$	%
	2003	2002	Change	Change
Selling, General and Administrative
Consolidated SGA	$2,468	$1,669	$799	48%
% of Sales	8%	8%

Selling, general and administrative expenses increased due to the Company’s continued investment in sales and marketing programs as well as the respective expenses of Dec Tech and Quick Pak. As a percentage of sales, selling, general and administrative expenses remained unchanged at 8% for the three months ended June 30, 2003 as compared to the same period last year.

	Three Months Ended
	June 30,		$	%
	2003	2002	Change	Change
Interest Expense
Interest Expense	$ 369	$ 335	$ 34	10%

Interest expense increased slightly as compared to the same period in the prior year as a result of an increase in long-term debt.

	Three Months Ended
	June 30,		$	%
	2003	2002	Change	Change
Income Tax
Income Tax Expense	$1,024	$ 806	$218	27%

Income tax expense increased $218 as compared to the same period in the prior year primarily due to the related increase in net income. The effective tax rate for the three months ended June 30, 2003 remained unchanged at 39% as compared to the same period in the prior year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands) (continued)

Liquidity and Capital Resources

Through the three months ended June 30, 2003, net cash used in operating activities was $1,395 as compared to $1,034 through the same period of the prior year. The change is due primarily to the increase in accounts receivable as well as a pay down of accounts payable. The accounts receivable increase is a result of increased sales during the three months ended June 30, 2003 and the acquisition of Dec Tech.

The Company intends to make capital expenditures of approximately $4,000 during fiscal 2004, consisting primarily of plant equipment and the installation of a new business enterprise system. The Company believes that cash flow from operations and availability under the revolving line of credit are sufficient to meet its capital requirements and debt service requirements for the next twelve months. From time to time the Company has reviewed potential acquisitions of businesses. Such acquisitions may require the Company to issue additional equity or incur additional debt.

The Company has available under its Revolving Credit Agreement $6,000 at June 30, 2003 to provide for additional cash needs. The Company entered into its current credit agreement with PNC Bank, Key Bank, LaSalle Bank and Harris Trust and Savings Bank on July 12, 2002. The credit agreement provides for a revolving line of credit up to a maximum of $6,000 and an acquisition facility of $15,000, which was partially utilized in July 2002, in connection with the acquisition of Quick Pak. The acquisition facility which expired in July 2003, is currently being renewed with the bank group. Under the terms of the credit agreement, the Company is subject to several financial covenants. The financial covenants require the Company to maintain certain leverage and fixed charge ratios as well as maintain a minimum tangible net worth. The Company is prohibited from declaring dividends on the common stock of the Company under the agreement. The credit agreement expires in July 2005.

The Company believes it has both sufficient short and long term liquidity financing. The Company had a working capital position of $7,983 and $(785) at June 30, 2003 and 2002, respectively. At June 30, 2003, the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

The following table summarizes the Company’s contractual obligations as of June 30, 2003:

Contractual Obligations ($ in thousands)

Aggregated Information about Contractual Obligations and Other Commitments:

June 30, 2003	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 Years

Long-Term Debt	$22,404	$5,731	$5,581	$2,659	$2,099	$375	$5,959
Rent due under Capital Lease Obligations	12,352	585	557	554	554	554	9,548
Rent due under Operating Leases	9,807	1,483	1,304	1,242	853	807	4,118
Other Long-Term Obligations	369						369
Unconditional Purchase Obligations	None

Total Contractual Cash Obligations	$44,932	$7,799	$7,442	$4,455	$3,506	$1,736	$19,994

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosure made on this matter in the Company’s Form 10-K for the year ended March 31, 2003.

Item 4.	Controls and Procedures

The Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

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

Part II—Other Information

Item 1.	Legal Proceedings – None.

Item 2.	Changes in Securities – None.

Item 3.	Defaults upon Senior Securities – None.

Item 4.	Submission of Matters to a Vote of Security Holders – None.

Item 5.	Other Information – None.

Item 6.	Exhibits and Reports on Form 8-K –

(a) Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Item 6.	Exhibits and Reports on Form 8-K (continued) –

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

1.	A report pursuant to Item 12 of Form 8-K was filed on May 6, 2003, to announce its results of operations for the fourth quarter and fiscal year ending March 31, 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION (Registrant)

Date: August 13, 2003	By:	/s/ DAWN H. BERTSCHE
Dawn H. Bertsche
Vice President Finance, Chief Financial Officer