Form 10-Q
period 2003-09-30
MULTI COLOR CORP
filed 2003-11-14
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File #0-16148

Multi-Color Corporation

(Exact name of Registrant as specified in its charter)

OHIO	31-1125853
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

425 Walnut Street, Suite 1300, Cincinnati, Ohio 45202

(Address of principal executive offices)

Registrant’s telephone number—(513) 381-1480

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

Common shares, no par value—3,994,756 (as of November 10, 2003)

MULTI-COLOR CORPORATION

FORM 10-Q

CONTENTS

PART I—FINANCIAL INFORMATION (Unaudited)

Item 1.	Financial Statements

MULTI-COLOR CORPORATION

Condensed Consolidated Balance Sheets

(Thousands)

	September 30, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,246	$4,109
Accounts receivable, net	14,547	11,712
Inventories	6,816	6,435
Deferred tax asset	431	431
Prepaid expenses and other	508	371

Total current assets	24,548	23,058
Property, plant and equipment, net	31,275	32,032
Goodwill	11,688	11,688
Intangible assets, net	1,629	534
Other	68	66

Total assets	$69,208	$67,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,883	$5,731
Current portion of capital lease obligations	40	43
Accounts payable	5,802	6,381
Accrued liabilities	4,496	3,979

Total current liabilities	16,221	16,134
Long-term debt, excluding current portion	16,163	17,908
Capital lease obligations, excluding current portion	4,183	4,201
Deferred tax liability	3,527	3,527
Deferred compensation	395	333

Total liabilities	40,489	42,103
Shareholders’ equity:
Common stock, no par value, $.10 stated value	275	273
Paid-in capital	11,716	11,566
Treasury stock, at cost	(119)	(119)
Retained earnings	16,847	13,555

Total shareholders’ equity	28,719	25,275

Total liabilities and shareholders’ equity	$69,208	$67,378

The accompanying notes are an integral part of this financial information.

Item 1.	Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Thousands except per share amounts)

	Three Months Ended
	September 30, 2003	September 30, 2002
Net sales	$31,569	$24,100
Cost of goods sold	25,907	19,435

Gross profit	5,662	4,665
Selling, general and administrative expenses	2,581	1,669

Operating income	3,081	2,996
Other (income) expense, net	(91)	48
Interest expense	328	361

Income before income taxes	2,844	2,587
Income taxes	1,180	987

Net income	$1,664	$1,600

Basic earnings per share	$0.42	$0.42
Diluted earnings per share	$0.38	$0.38
Average number of common shares outstanding:
Basic	3,985	3,821
Diluted	4,393	4,246

The accompanying notes are an integral part of this financial information.

Item 1.	Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Thousands except per share amounts)

	Six Months Ended
	September 30, 2003	September 30, 2002
Net sales	$60,676	$45,014
Cost of goods sold	49,322	36,202

Gross profit	11,354	8,812
Selling, general and administrative expenses	5,049	3,338

Operating income	6,305	5,474
Other expense, net	113	96
Interest expense	696	697

Income before income taxes	5,496	4,681
Income taxes	2,204	1,793

Net income	$3,292	$2,888

Basic earnings per share	$0.83	$0.76
Diluted earnings per share	$0.75	$0.68
Average number of common shares outstanding:
Basic	3,974	3,796
Diluted	4,366	4,253
The accompanying notes are an integral part of this financial information.

Item 1.	Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Thousands)

	Six Months Ended
	September 30, 2003	September 30, 2002
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$1,980	$1,181
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,417)	(1,232)
Acquisition of business, net of cash received	(500)	(6,352)
Proceeds from sale of property, plant and equipment	202	19

Net cash used in investing activities	(1,715)	(7,565)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in revolving line of credit, net	—	1,734
Repayment of long-term debt	(2,260)	(1,661)
Proceeds from issuance of long-term debt	—	5,000
Capitalized loan fees		(81)
Repayment of capital lease obligations	(21)	(19)
Proceeds relating to issuance of common stock, net	153	291

Net cash provided by (used in) financing activities	(2,128)	5,264

Net decrease in cash	(1,863)	(1,120)
Cash, beginning of period	4,109	1,390

Cash, end of period	$2,246	$270

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$497	$624
Income taxes paid	$2,151	$716
Acquisition accounted for as a purchase:
Assets acquired	$1,151	$7,479
Liabilities assumed	—	(827)
Note payable	(651)	(300)

Net cash paid	$500	$6,352

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

2. Net Income Per Share Data:

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share (“EPS”) and Diluted EPS computations (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Basic EPS	3,985	3,821	3,974	3,796
Effect of dilutive stock options	408	425	392	457
Diluted EPS	4,393	4,246	4,366	4,253

3. Inventories:

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market and are comprised of the following:

	September 30, 2003	March 31, 2003
Finished Goods	$3,338	$3,234
Work in Process	865	736
Raw Materials	2,613	2,465

	$6,816	$6,435

4. Stock Options:

As of September 30, 2003, 413,250 of the authorized but unissued common shares were reserved for future issuance to key employees and directors under the Company’s qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant. To the extent not exercised, options will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three to five year period.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for the six months ended September 30, 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net income—as reported	$1,664	$1,600	$3,292	$2,888
Stock-based compensation expense determined under the fair value method for all awards, net of income tax benefits	78	52	156	104

Net income—proforma	$1,586	$1,548	$3,136	$2,784

Net income per common and common equivalent share—as reported
Basic	$0.42	$0.42	$0.83	$0.76
Diluted	$0.38	$0.38	$0.75	$0.68
Net Income per common and common equivalent share—proforma
Basic	$0.40	$0.41	$0.79	$0.73
Diluted	$0.36	$0.36	$0.72	$0.65

5. Segment Information:

The Company operates in two segments within the packaging industry: Decorating Solutions and Packaging Services. The Decorating Solutions Segment’s primary operations involve the printing of labels while the Packaging Services Segment provides promotional packaging, assembling and fulfillment services. Both segments sell to major consumer product companies.

Segment information

Financial information by operating segment is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Sales:
Decorating Solutions	$25,746	$19,480	$51,644	$39,387
Packaging Services	5,823	4,620	9,032	5,627

	$31,569	$24,100	$60,676	$45,014

Income before income taxes:
Decorating Solutions	$2,687	$2,856	$5,859	$5,619
Packaging Services	808	448	942	502
Corporate expenses	(651)	(717)	(1,305)	(1,440)

	$2,844	$2,587	$5,496	$4,681

Capital expenditures:
Decorating Solutions	$485	$492	$936	$934
Packaging Services	268	244	403	270
Corporate	41	16	78	28

	$794	$752	$1,417	$1,232

Depreciation and amortization:
Decorating Solutions	$969	$854	$1,908	$1,655
Packaging Services	99	85	179	110
Corporate	18	23	35	43

	$1,086	$962	$2,122	$1,808

Total assets:
Decorating Solutions			$57,263	$47,145
Packaging Services			10,964	10,262
Corporate			981	1,004

			$69,208	$58,411

6. Subsequent Events:

On November 7, 2003, the Company announced the approval by the Board of Directors of the Company of a 3 for 2 stock split payable November 30, 2003 for all shareholders of record of common stock at the close of business on November 17, 2003.

On November 10, 2003, the Company exercised its option to purchase the Scottsburg, Indiana facility under capital lease. The purchase price was $4,201 of which $3,600 was funded through a mortgage with a member of the Company’s bank group.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands)

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net Sales	Three Months Ended September 30,		$ Change	% Change
	2003	2002
Consolidated Net Sales	$31,569	$24,100	$7,469	31%
Decorating Solutions Segment	$25,747	$19,480	$6,267	32%
Packaging Services Segment	$5,822	$4,620	$1,202	26%

Consolidated net sales increased $7,469 for the three months ended September 30, 2003 as compared to the same period in the prior year as a result of increases in both the Decorating Solutions Segment and the Packaging Services Segment. The increase in sales for the Decorating Solutions Segment was primarily a result of the acquisition of Dec Tech, which occurred in January 2003. The acquisition contributed $5,854 in sales for the three months ended September 30, 2003. The increase in net sales in the Packaging Services Segment is a result of increased sales with existing and new customers.

Gross Profit	Three Months Ended September 30,		$ Change	% Change
	2003	2002
Consolidated Gross Profit	$5,662	$4,665	$997	21%
% of Sales	18%	19%
Decorating Solutions Segment	$4,603	$4,172	$431	10%
% of Sales	18%	21%
Packaging Services Segment	$1,059	$493	$566	115%
% of Sales	18%	11%

Consolidated gross profit increased $997 as compared to the same period in the prior year as a result of the increase in sales. The decrease in the Decorating Solutions Segment gross profit as a percentage of sales was primarily due to the unfavorable operating results associated with the Las Vegas facility. The increase in the Packaging Services Segment’s gross profit percentage of sales is a result of increased volume and increased productivity.

Selling, General and Administrative	Three Months Ended September 30,		$ Change	% Change
	2003	2002
Consolidated SGA	$2,581	$1,669	$912	55%
% of Sales	8%	7%

Selling, general and administrative expenses increased due to the Company’s continued investment in sales and marketing programs as well as the additional expenses of Dec Tech, acquired in January 2003.

Interest Expense	Three Months Ended September 30,		$ Change	% Change
	2003	2002
Interest Expense	$328	$361	$(33)	-9%

Interest expense decreased slightly as compared to the same period in the prior year as a result of lower interest rates and lower average debt levels as cash generated was used to reduce debt. Interest rates, on average, have decreased .5% from last year.

Income Tax	Three Months Ended September 30,		$ Change	% Change
	2003	2002
Income Tax Expense	$1,180	$987	$193	20%

Income tax expense increased $193 as compared to the same period in the prior year primarily due to the related increase in net income and an increase in the effective tax rate. The effective tax rate for the three months ended September 30, 2003 was increased to 41.5% as compared to 38.2% for the same period in the prior year. The effective tax rate increased primarily as a result of an increase in state taxes. More income is being generated in higher rate states, such as Massachusetts, than in the prior year.

Six Months Ended September 30, 2003 Compared to the Six Months Ended September 30, 2002

Net Sales	Six Months Ended September 30,		$ Change	% Change
	2003	2002
Consolidated Net Sales	$60,676	$45,014	$15,662	35%
Decorating Solutions Segment	$51,644	$39,387	$12,257	31%
Packaging Services Segment	$9,032	$5,627	$3,405	61%

Consolidated net sales increased $15,662 for the six months ended September 30, 2003 as compared to the same period in the prior year as a result of increases in both the Decorating Solutions Segment and the Packaging Services Segment. The Decorating Solutions Segment net sales increase was primarily a result of the acquisition of Dec Tech, which occurred in January 2003. The acquisition contributed $11,101 in sales for the six months ended September 30, 2003. The increase in net sales in the Packaging Services Segment is a result of the acquisition of Quick Pak, which occurred in May 2002 and the result of increased activity with existing and new customers. The Packaging Services Segment’s net sales for the six month period includes a full six months for the period ending September 30, 2003 versus 4 months for the same period in the prior year.

Gross Profit	Six Months Ended September 30,		$ Change	% Change
	2003	2002
Consolidated Gross Profit	$11,354	$8,812	$2,542	29%
% of Sales	19%	20%
Decorating Solutions Segment	$9,930	$8,246	$1,684	20%
% of Sales	19%	21%
Packaging Services Segment	$1,424	$566	$858	152%
% of Sales	16%	10%

Consolidated gross profit increased $2,542 as compared to the same period in the prior year as a result of the increase in sales. The decrease in the Decorating Solutions gross profit percentage of sales was primarily due to the unfavorable operating results associated with the Las Vegas facility. The Packaging Services Segment’s gross profit percentage of sales for the six months ended September 30, 2003 increased due to increased volume and increased productivity.

Selling, General and Administrative	Six Months Ended September 30,
	2003	2002	$ Change	% Change
Consolidated SGA	$5,049	$3,338	$1,711	51%
% of Sales	8%	7%

Selling, general and administrative expenses increased due to the Company’s continued investment in sales and marketing programs as well as the respective expenses of Dec Tech and Quick Pak.

Interest Expense	Six Months Ended September 30,
	2003	2002	$ Change	% Change
Interest Expense	$696	$697	$(1)	0%

Interest expense decreased slightly as compared to the same period in the prior year. The increase in long-term debt was offset by the impact of lower interest rates. Average long-term debt increased during the six months ended September 30, 2003 as compared to the same period in the prior year due to the January 2003 acquisition of Dec Tech and the May 2002 acquisition of Quick Pak.

Income Tax	Six Months Ended September 30,
	2003	2002	$ Change	% Change
Income Tax Expense	$2,204	$1,793	$411	23%

Income tax expense increased $411 as compared to the same period in the prior year due to the related increase in net income and the increase in the effective tax rate. The effective tax rate for the six months ended September 30, 2003 is 40.1% as compared to 38.3% for the same period in the prior year. The increase in the effective tax rate is due to the increase in state income taxes. More income is being earned in higher tax rate states, such as Massachusetts, than in the prior year.

Liquidity and Capital Resources

Through the six months ended September 30, 2003, net cash used in operating activities was $1,980 as compared to $1,181 in the same period of the prior year. The change is due primarily to the increase in accounts receivable as well as a pay down of accounts payable. The accounts receivable increase is a result of increased sales during the six months ended September 2003 and the acquisition of Dec Tech. The accounts payable impact is timing related since payment practices have not changed.

The Company intends to make capital expenditures of approximately $8,000 during fiscal 2004, consisting primarily of a new rotogravure printing press for the Scottsburg, Indiana facility to accommodate new business growth and invest in new technology. In addition, planned capital expenditures will include the installation of a new enterprise wide business information system to further integrate the Company’s businesses and to support management’s plans for future growth. Both items were approved during the Company’s Board of Directors meeting in October 2003. The Company believes that cash flows from operations and availability under the revolving line of credit are sufficient to meet its capital requirements and debt service requirements for the next twelve months. The Company is also reviewing leasing options for several of the expected capital expenditures. From time to time the Company has reviewed potential acquisitions of businesses. Such acquisitions may require the Company to issue additional equity or incur additional debt.

The Company has available under its Revolving Credit Agreement $6,000 at September 30, 2003 to provide for additional cash needs. The Company entered into its current credit agreement with PNC Bank, Key Bank, LaSalle Bank and Harris Trust and Savings Bank on July 12, 2002. The credit agreement provides for a revolving line of credit up to a maximum of $6,000 and an acquisition facility of $15,000, which was partially utilized in July 2002, in connection with the acquisition of Quick Pak. The acquisition facility which expired in July 2003, is currently being reviewed for renewal with the bank group. Under the terms of the credit agreement, the Company is subject to several financial covenants. The financial covenants require the Company to maintain certain leverage and fixed charge ratios as well as maintain a minimum tangible net worth. The Company is prohibited from declaring dividends on the common stock of the Company under the agreement. The credit agreement expires in July 2005.

The Company believes it has both sufficient short and long term liquidity financing. The Company had a working capital position of $8,327 and $5,610 at September 30, 2003 and 2002, respectively. At September 30, 2003, the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

The following table summarizes the Company’s contractual obligations as of September 30, 2003:

Contractual Obligations ($ in thousands)

Aggregated Information about Contractual Obligations and Other Commitments:

September 30, 2003	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 Years
Long-Term Debt	$22,046	$5,883	$5,566	$2,267	$2,370	$—	$5,960
Rent due under Capital Lease Obligations	12,210	583	555	554	554	554	9,410
Rent due under Operating Leases	9,383	1,411	1,299	1,164	801	807	3,901
Other Long-Term Obligations	395						395
Unconditional Purchase Obligations	None

Total Contractual Cash Obligations	$44,034	$7,877	$7,420	$3,985	$3,725	$1,361	$19,666

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosure made on this matter in the Company’s Form 10-K for the year ended March 31, 2003.

Item 4.	Controls and Procedures

The Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

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

Part Il - Other Information

Item	1. Legal Proceedings—None

Item	2. Changes in Securities—None

Item	3. Defaults upon Senior Securities—None

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on August 21, 2003. At the meeting, the shareholders voted on the following items:

1. Election of the following directors:

	Votes for	Votes against
Gordon B. Bonfield	3,212,813	34,446
Robert R. Buck	3,219,574	27,685
Charles B. Connolly	3,228,253	19,006
Francis D. Gerace	3,228,253	19,006
Lorrence T. Kellar	3,227,338	19,921
Roger A. Keller	3,228,253	19,006
David H. Pease, Jr.	3,227,318	19,941

2. Approval of the Multi-Color Corporation 2003 Stock Incentive Plan. (2,110,224 votes for, 366,225 votes against, 7,374 votes abstained.)

3. Ratification of the appointment of Grant Thornton LLP as the Company’s independent public accountants for fiscal 2004. (3,235,307 votes for, 10,687 votes against, 1,265 votes abstained.)

Item 5.	Other Information—None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

1.	A report pursuant to Item 12 of Form 8-K was filed on July 17, 2003, to announce the results of operations for the first quarter ending June 30, 2003.

2.	A report pursuant to Item 5 of Form 8-K was filed on July 18, 2003 to announce the acquisition of the heat transfer label business from International Playing Card and Label Co. Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION (Registrant)

Date: November 14, 2003	By:	/s/ DAWN H. BERTSCHE

Dawn H. Bertsche Vice President Finance, Chief Financial Officer