Form 10-Q
period 2003-12-31
MULTI COLOR CORP
filed 2004-02-13
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Common shares, no par value – 6,097,349 (as of February 6, 2004)

MULTI-COLOR CORPORATION

FORM 10-Q

Item 1. Financial Statements

MULTI-COLOR CORPORATION

Condensed Consolidated Balance Sheets

(Thousands)

	December 31, 2003	March 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash	$364	$4,109
Accounts receivable, net	13,635	11,712
Inventories	8,047	6,435
Deferred tax asset	440	431
Prepaid expenses and other	824	371

Total current assets	23,310	23,058

Property, plant and equipment, net	32,788	32,032

Goodwill	11,688	11,688

Intangible assets, net	1,473	534

Other	74	66

Total assets	$69,333	$67,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,090	$5,731
Current portion of capital lease obligations	16	43
Accounts payable	6,245	6,381
Accrued liabilities	4,083	3,979

Total current liabilities	16,434	16,134

Long-term debt, excluding current portion	18,116	17,908

Capital lease obligations, excluding current portion	—	4,201

Deferred tax liability	3,545	3,527

Deferred compensation	421	333

Total liabilities	38,516	42,103

Shareholders’ equity:
Common stock, no par value, $.10 stated value	285	273
Paid-in capital	12,192	11,566
Treasury stock, at cost	(119)	(119)
Retained earnings	18,459	13,555

Total shareholders’ equity	30,817	25,275

Total liabilities and shareholders’ equity	$69,333	$67,378

The accompanying notes are an integral part of this financial information.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Thousands except per share amounts)

	Three Months Ended
	December 31, 2003	December 31, 2002
Net sales	$33,029	$25,940

Cost of goods sold	27,217	21,270

Gross profit	5,812	4,670

Selling, general and administrative expenses	2,505	1,863
Plant closure costs	39	—
Impairment loss on long-lived assets	199	—

Operating income	3,069	2,807

Other (income) expense, net	123	57

Interest expense	231	333

Income before income taxes	2,715	2,417

Income taxes	1,098	931

Net income	$1,617	$1,486

Basic earnings per share	$0.27	$0.26

Diluted earnings per share	$0.24	$0.23

Average number of common shares outstanding:
Basic	6,019	5,809

Diluted	6,651	6,434

The accompanying notes are an integral part of this financial information.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Thousands except per share amounts)

	Nine Months Ended
	December 31, 2003	December 31, 2002
Net sales	$93,705	$70,956

Cost of goods sold	76,538	57,474

Gross profit	17,167	13,482

Selling, general and administrative expenses	7,555	5,201
Plant closure costs	39	—
Impairment loss on long-lived assets	199	—

Operating income	9,374	8,281

Other expense, net	235	153

Interest expense	928	1,030

Income before income taxes	8,211	7,098

Income taxes	3,302	2,724

Net income	$4,909	$4,374

Basic earnings per share	$0.82	$0.76

Diluted earnings per share	$0.75	$0.68

Average number of common shares outstanding:
Basic	5,980	5,733

Diluted	6,584	6,398

The accompanying notes are an integral part of this financial information.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Thousands)

	Nine Months Ended
	December 31, 2003	December 31, 2002
NET CASH PROVIDED BY OPERATING ACTIVITIES	$4,857	$5,323

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,166)	(1,461)
Acquisition of business, net of cash received	(500)	(6,352)
Proceeds from sale of property, plant and equipment	202	42

Net cash used in investing activities	(4,464)	(7,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(3,700)	(3,108)
Proceeds from issuance of long-term debt	3,600	5,000
Capitalized loan fees	—	(81)
Repayment of capital lease obligations	(4,227)	(32)
Payment in lieu of fractional shares for stock split	(4)	—
Proceeds relating to issuance of common stock, net	193	442

Net cash provided by (used in) financing activities	(4,138)	2,221

Net increase (decrease) in cash	(3,745)	(227)
Cash, beginning of period	4,109	1,390

Cash, end of period	$364	$1,163

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$650	$926
Income taxes paid	$2,334	$1,164

Acquisition accounted for as a purchase:
Assets acquired	$1,151	$7,479
Liabilities assumed	—	(827)
Note payable	(651)	(300)

Net cash paid	$500	$6,352

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

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share (“EPS”) and Diluted EPS computations (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Basic EPS	6,019	5,809	5,980	5,733
Effect of dilutive stock options	632	625	604	665
Diluted EPS	6,651	6,434	6,584	6,398

All share amounts have been adjusted to reflect the three for two stock split payable on November 30, 2003.

3.	Inventories:

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market and are comprised of the following:

	December 31, 2003	March 31, 2003
Finished Goods	$3,844	$3,234
Work in Process	1,624	736
Raw Materials	2,579	2,465

	$8,047	$6,435

4.	Debt:

In November 2003, the Company completed the purchase of the Scottsburg, Indiana facility. The Company previously leased this facility and had recorded the lease as a capital lease. The Company financed the purchase with a $3,600 term loan from Key Bank. Quarterly principal payments of $45 plus interest at libor plus 1.5% are due through November 2013 with a balloon payment of $1,800 due in November 2013. The loan agreement contains various covenants which are consistent with the Company’s covenants under the existing Revolving Credit Agreement.

5.	Stock Options:

As of December 31, 2003, 597,375 of the authorized but unissued common shares were reserved for future issuance to key employees and directors under the Company’s qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant. To the extent not exercised, options will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three to five year period.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for the three and nine months ended December 31, 2003 and 2002, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net income - as reported	$1,617	$1,486	$4,909	$4,374
Stock-based compensation expense determined under the fair value method for all awards, net of income tax benefits	175	122	331	226

Net income - proforma	$1,442	$1,364	$4,578	$4,148

Net income per common and common equivalent share - as reported
Basic	$0.27	$0.26	$0.82	$0.76
Diluted	$0.24	$0.23	$0.75	$0.68

Net Income per common and common equivalent share - proforma
Basic	$0.24	$0.23	$0.77	$0.72
Diluted	$0.22	$0.21	$0.70	$0.65

6.	Plant Exit Activity and Impairment Loss on Long-Lived Assets

In December 2003, the Company announced the manufacturing consolidation plan that involves consolidating the operations of the Las Vegas facility into other existing facility operations and the closure of the Las Vegas facility. As a result of the plant closure, the Company recorded a severance charge of $37 in the three months ending December 31, 2003.

Severance benefits are expected to be paid out in the three months ending March 31, 2004. Other costs, primarily relating to the moving of equipment to other facilities, will be recorded as incurred.

Also as a result of the plant closure, several assets were identified as assets that would not be required at other facility operations. An impairment loss of $199 was recorded during the three months ended December 31, 2003 in order to write down the carrying value of the assets to estimated fair market value.

The Company expects to record total costs of approximately $1,200 related to the plant closure, of which $238 was recorded in the three months ending December 31, 2003.

7.	Segment Information:

The Company operates in two segments within the packaging industry: Decorating Solutions and Packaging Services. The Decorating Solutions Segment’s primary operations involve the printing of labels while the Packaging Services Segment provides promotional packaging, assembling and fulfillment services. Both segments sell to major consumer product companies.

Financial information by operating segment is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Sales:
Decorating Solutions	$25,501	$19,722	$77,145	$59,111
Packaging Services	7,528	6,218	16,560	11,845

	$33,029	$25,940	$93,705	$70,956

Income before income taxes:
Decorating Solutions	$2,254	$2,433	$8,113	$8,052
Packaging Services	1,142	770	2,084	1,272
Corporate expenses	(681)	(786)	(1,986)	(2,226)

	$2,715	$2,417	$8,211	$7,098

Capital expenditures:
Decorating Solutions	$1,788	$175	$2,724	$1,109
Packaging Services	37	46	440	316
Corporate	924	8	1,002	36

	$2,749	$229	$4,166	$1,461

Depreciation and amortization:
Decorating Solutions	$1,229	$779	$2,939	$2,434
Packaging Services	99	105	278	215
Corporate	20	21	55	64

	$1,348	$905	$3,272	$2,713

Total assets:
Decorating Solutions			$51,287	$37,735
Packaging Services			8,881	8,667
Corporate			9,165	10,633

			$69,333	$57,035

8.	Acquisitions:

In July 2003, the Company acquired the heat transfer label (HTL) business and all related proprietary technologies from Tennessee based International Playing Card and Label Co. Inc. The purchase price was $1,220. The Company delivered a promissory note for $720 and paid the balance at closing. The acquisition was accounted for as a purchase and the purchase price was preliminarily allocated to a customer list intangible asset. The asset is being amortized over five years. No goodwill was recognized in connection with the transaction. The purchase price will be finalized upon completion of the business transfer period. This will occur within the fourth quarter of fiscal year 2004.

The purchase price allocations relating to the Quick Pak and Dec Tech acquisitions in May 2002 and January 2003, respectively, have been finalized with no material changes to the initial allocations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands)

Results of Operations

Three Months Ended December 31, 2003 Compared to the Three Months Ended December 31, 2002

Net Sales

	Three Months Ended December 31,		$ Change	% Change
	2003	2002
Consolidated Net Sales	$33,029	$25,940	$7,089	27%
Decorating Solutions Segment	$25,501	$19,722	$5,779	29%
Packaging Services Segment	$7,528	$6,218	$1,310	21%

Both the Decorating Solutions Segment and the Packaging Services Segment experienced sales increases for the three months ended December 31, 2003. The increase in sales for the Decorating Solutions Segment was primarily a result of the acquisition of Dec Tech, which occurred in January 2003. The acquisition contributed $5,197 in sales for the three months ended December 31, 2003. The Decorating Solutions Segment also experienced a shortfall in expected sales from several customers during the last two weeks of the period ending December 31, 2003 as customers adjusted year end inventories. This sales shortfall is expected to be made up during the remainder of the Company’s fiscal year ending March 31, 2004. The increase in sales in the Packaging Services Segment was a result of increased sales with existing customers.

Gross Profit

	Three Months Ended December 31,		$ Change	% Change
	2003	2002
Consolidated Gross Profit	$5,812	$4,670	$1,142	24%
% of Sales	18%	18%
Decorating Solutions Segment	$4,393	$3,865	$528	14%
% of Sales	17%	20%
Packaging Services Segment	$1,419	$805	$614	76%
% of Sales	19%	13%

Consolidated gross profit increased $1,142 as compared to the same period in the prior year as a result of the increase in sales. Consolidated gross profit as a percentage of sales has remained consistent with last year. The decrease in the Decorating Solutions Segment’s gross profit as a percentage of sales is a result of the unfavorable operating results of the Las Vegas facility. The increase in the Packaging Services Segment’s gross profit as a percentage of sales is a result of increased volume and increased productivity.

Selling, General and Administrative

	Three Months Ended December 31,		$ Change	% Change
	2003	2002
Consolidated SGA	$2,505	$1,863	$642	34%
% of Sales	8%	7%

Selling, general and administrative expenses increased due to the Company’s continued investment in sales and marketing programs as well as the additional expenses of acquisitions.

Plant Closure Costs and Impairment Loss

	Three Months Ended December 31,		$ Change	% Change
	2003	2002
Plant Closure Costs	$39	$—	$39	100%
Impairment loss on long-lived assets	$199	$—	$199	100%

In December 2003, the Company announced the manufacturing consolidation plan that involves the consolidation of the Las Vegas facility operations into other existing facility operations and the closing of the Las Vegas facility. In conjunction with the plant closure, costs of $39 have been recorded, primarily relating to severance benefits. An impairment loss of $199 was recorded on certain assets that will not be utilized in the other operating facilities. The Company expects to record total costs of approximately $1,200 related to the plant closure.

Interest Expense

	Three Months Ended December 31,		$ Change	% Change
	2003	2002
Interest Expense	$231	$333	$(102)	-31%

Interest expense decreased as compared to the same period in the prior year as a result of the continued pay down of debt. A portion of the decrease in interest expense relates to the interest savings realized by the Company in conjunction with the November 2003 purchase of the Scottsburg, Indiana facility property. The Company previously leased this facility and had recorded the lease as a capital lease. The Company obtained a term loan for $3,600 in order to finance the purchase.

Income Tax

	December 31,		$ Change	% Change
	2003	2002
Income Tax Expense	$1,098	$931	$167	18%

Income tax expense increased $167 as compared to the same period in the prior year primarily due to the related increase in net income and an increase in the effective tax rate. The effective tax rate for the three months ended December 31, 2003 was 40.4% as compared to 38.5% for the same period in the prior year. The effective tax rate increased primarily as a result of an increase in state taxes. The Company is operating in higher rate states, such as Massachusetts, than in the prior year.

Nine Months Ended December 31, 2003 Compared to the Nine Months Ended December 31, 2002

Net Sales

	Nine Months Ended December 31,		$ Change	% Change
	2003	2002
Consolidated Net Sales	$93,705	$70,956	$22,749	32%
Decorating Solutions Segment	$77,145	$59,111	$18,034	31%
Packaging Services Segment	$16,560	$11,845	$4,715	40%

Consolidated net sales increased $22,749 for the nine months ended December 31, 2003 as compared to the same period in the prior year as a result of increases in both the Decorating Solutions Segment and the Packaging Services Segment. The Decorating Solutions Segment net sales increase was primarily a result of the acquisition of Dec Tech, which occurred in January 2003. The acquisition contributed $16,299 in sales for the nine months ended December 31, 2003. The increase in net sales in the Packaging Services Segment is a result of the acquisition of Quick Pak, which occurred in May 2002 and the result of increased activity with existing and new customers. The Packaging Services Segment’s net sales for the nine month period includes a full nine months for the period ending December 31, 2003 versus seven months for the same period in the prior year.

Gross Profit

	Nine Months Ended December 31,		$ Change	% Change
	2003	2002
Consolidated Gross Profit	$17,167	$13,482	$3,685	27%
% of Sales	18%	19%
Decorating Solutions Segment	$14,324	$12,111	$2,213	18%
% of Sales	19%	21%
Packaging Services Segment	$2,843	$1,371	$1,472	107%
% of Sales	17%	12%

Consolidated gross profit increased $3,685 as compared to the same period in the prior year as a result of the related increase in sales. The decrease in the Decorating Solutions Segment’s gross profit as a percentage of sales is due to the unfavorable operating results in the Las Vegas facility. The Packaging Services Segment’s gross profit as a percentage of sales for the nine months ended December 31, 2003 increased due to increased volume and increased productivity.

Selling, General and Administrative

	Nine Months Ended December 31,		$ Change	% Change
	2003	2002
Consolidated SGA	$7,555	$5,201	$2,354	45%
% of Sales	8%	7%

Selling, general and administrative expenses increased due to the Company’s continued investment in sales and marketing programs as well as additional expenses of acquisitions.

Plant Closure Costs and Impairment Loss

	Nine Months Ended December 31,		$ Change	% Change
	2003	2002
Plant Closure Costs	$39	$—	$39	100%
Impairment Loss	$199	$—	$199	100%

In December 2003, the Company announced the manufacturing consolidation plan that involves the consolidation of the Las Vegas facility operations into other existing facility operations and the closing of the Las Vegas facility. In conjunction with the plant closure, costs of $39 have been recorded, primarily relating to severance benefits. An impairment loss of $199 was recorded on certain assets that will not be utilized in the other operating facilities. The Company expects to record total costs of approximately $1,200 related to the plant closure.

Interest Expense

	Nine Months Ended December 31,		$ Change	% Change
	2003	2002
Interest Expense	$928	$1,030	$(102)	-10%

Interest expense decreased as compared to the same period in the prior year. The increase in average long-term debt outstanding for the period was offset by the impact of lower interest rates. Average long-term debt increased during the nine months ended December 31, 2003 as compared to the same period in the prior year due to the January 2003 acquisition of Dec Tech. A portion of the decrease in interest expense relates to the interest savings realized by the Company in conjunction with the November 2003 purchase of the Scottsburg, Indiana facility. The Company previously leased this facility and had recorded the lease as a capital lease. The Company obtained a term loan for $3,600 in order to finance the purchase.

Income Tax

	Nine Months Ended December 31,		$ Change	% Change
	2003	2002
Income Tax Expense	$3,302	$2,724	$578	21%

Income tax expense increased $578 as compared to the same period in the prior year due to the related increase in net income and the increase in the effective tax rate. The effective tax rate for the nine months ended December 31, 2003 is 40.2% as compared to 38.4% for the same period in the prior year. The increase in the effective tax rate is due to the increase in state income taxes. The Company is operating in higher tax rate states, such as Massachusetts, than in the prior year.

Liquidity and Capital Resources

Through the nine months ended December 31, 2003, net cash provided by operating activities was $4,857 as compared to $5,323 in the same period of the prior year. The change is due primarily to the increases in accounts receivable and inventories. The increases are a result of increased sales during the nine months ended December 2003 and the acquisition of Dec Tech.

The Company intends to make capital expenditures of approximately $8,000 during fiscal 2004, consisting primarily of a new printing press, other plant equipment and the installation of a new business enterprise system. The Company believes that cash flows from operations and availability under the revolving line of credit are sufficient to meet its capital requirements and debt service requirements for the next twelve months.

From time to time the Company has reviewed potential acquisitions of businesses. Such acquisitions may require the Company to issue additional equity or incur additional debt.

The Company has available under its Revolving Credit Agreement $6,000 at December 31, 2003 to provide for additional cash needs. The Company entered into its current credit agreement with PNC Bank, Key Bank, LaSalle Bank and Harris Trust and Savings Bank on July 12, 2002. The credit agreement provides for a revolving line of credit up to a maximum of $6,000 and an acquisition facility of $15,000, which was partially utilized in July 2002, in connection with the acquisition of Quick Pak. The acquisition facility which expired in July 2003, is currently being reviewed for renewal with the bank group. Under the terms of the credit agreement, the Company is subject to several financial covenants. The financial covenants require the Company to maintain certain leverage and fixed charge ratios as well as maintain a minimum tangible net worth. The Company is prohibited from declaring dividends on the common stock of the Company under the agreement. The credit agreement expires in July 2005.

In November 2003, the Company completed the purchase of the Scottsburg, Indiana facility. The Company previously leased this facility and had recorded the lease as a capital lease. The Company obtained a term loan of $3,600 from Key Bank in order to finance the purchase. Quarterly principal payments of $45 plus interest at libor plus 1.5% are due through November 2013 with a balloon payment of $1,800 due in November 2013. The loan agreement contains various covenants which are consistent with the Company’s existing Revolving Credit Agreement.

The Company believes it has both sufficient short and long term liquidity financing. The Company had a working capital position of $6,876 and $6,512 at December 31, 2003 and 2002, respectively. At December 31, 2003, the Company was in compliance with its loan covenants and current in its principal and interest payments on all debt.

The following table summarizes the Company’s contractual obligations as of December 31, 2003:

Contractual Obligations ($ in thousands)

Aggregated Information about Contractual Obligations and Other Commitments:

December 31, 2003	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 Years
Long-Term Debt	$24,206	$6,090	$4,596	$2,574	$2,132	$180	$8,634
Rent due under Capital Lease Obligations	16	16	—	—	—	—	—
Rent due under Operating Leases	9,228	1,493	1,343	1,084	806	817	3,685
Other Long-Term Obligations	421						421
Unconditional Purchase Obligations	None

Total Contractual Cash Obligations	$33,871	$7,599	$5,939	$3,658	$2,938	$997	$12,740

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosure made on this matter in the Company’s Form 10-K for the year ended March 31, 2003.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

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

Part II - Other Information

Item 1. Legal Proceedings – None

Item 2 Changes in Securities – None

Item 3 Defaults upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders—None

Item 5. Other Information – None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

1.	A report pursuant to Item 12 of Form 8-K was filed on October 16, 2003 to announce the results of operations for the second quarter ending September 30, 2003.

2.	A report pursuant to Item 5 of Form 8-K was filed on November 7, 2003 to announce the approval by the Board of Directors of the Company’s three for two stock split payable November 30, 2003.

3.	A report pursuant to Item 5 of Form 8-K was filed on December 5, 2003 to announce a manufacturing consolidation plan that involves consolidating the operations of the Company’s Las Vegas facility into other existing facility operations and closing the Las Vegas facility.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation (Registrant)

Date: February 13, 2004	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Vice President Finance,
Chief Financial Officer