Form 10-K
period 2004-03-31
MULTI COLOR CORP
filed 2004-06-29
CIK 819220

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $38,646,000, based upon the closing market price of $14.73 per share of the Common Stock on the Nasdaq National Market System as of September 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 16, 2004, 6,195,546 shares of no par value Common Stock were issued and 6,166,746 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2004 Annual Meeting of Shareholders to be held on August 19, 2004 are incorporated by reference into Parts II and III of Form 10-K.

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

Statements concerning expected financial performance, on-going business strategies, and possible future action which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions; the ability to integrate acquisitions; the success of its significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms and development of capital; availability of raw materials; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations, and other factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Multi-Color is a premier supplier of decorative label solutions and packaging services to consumer product and food and beverage companies, retailers and container manufacturers. Our customers include many of the world’s largest manufacturers of household, fabric and personal care, automotive and lawn care, and food and beverage products representing over 330 of the world’s most well known and respected brands. We currently provide products and services to more than 250 customers in the United States, Canada, Mexico, Central and South America and Asia.

Multi-Color is an Ohio-based corporation that was incorporated in 1985, succeeding to the predecessor business that began producing paper labels in 1918. We use the term “Multi-Color” to refer to Multi-Color Corporation.

Our common stock, no par value, is listed on the Nasdaq National Market System under the symbol “LABL”. See “Item 5 – Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Repurchases of Equity Securities.” We also maintain a website (www.multicolorcorp.com) which includes additional information about the Company. The website was recently expanded to include corporate governance information for our shareholders. Our code of ethics can be found on our website under the corporate governance section. Shareholders can obtain, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after Multi-Color electronically files such materials with or furnishes materials to the Securities and Exchange Commission (“SEC”).

PRODUCTS

We provide a wide range of products and services for the packaging needs of our customers through two segments. Our Decorating Solutions Segment is the world’s largest producer of in-mold labels (IMLs) and heat transfer labels (HTLs) and a major manufacturer of high-quality pressure sensitive and shrink sleeve labels. The Decorating Solutions Segment also provides digital, graphic and pre-press services, and produces printing cylinders and plates. Our Packaging Services Segment is a leading provider of promotional packaging, assembly and fulfillment services.

Decorating Solutions Segment:

In-Mold labels (IMLs):

In 1980, Multi-Color invented the in-mold label (IML) in response to the increasing use of blow-molded plastic containers. Working in conjunction with both a customer and a leading supplier of blow-molded plastic containers, Multi-Color developed the label and the method of applying the heat-activated adhesive to the label.

The in-mold process applies a label to a plastic container as the container is being formed in the mold cavity. The finished IML product is a finely detailed label that performs consistently well for plastic container manufacturers and adds marketing value and product security for consumer product companies.

Each component of the label production process requires a special expertise for success. The components include the substrate (the base material for the label), the cylinder (a laser-exposed gravure cylinder), inks (up to eight colors), overcoats and adhesives. We believe that our strength lies in several areas, two of which are the substrates used in the printing process and the production of the gravure cylinder (discussed below under Graphic Services). Multi-Color has developed proprietary substrates that we use in the printing process. There are several critical characteristics of a successful substrate. The material needs a proper coefficient of friction so that the finished label is easily and consistently picked up and applied to the blow-molded container. A second is the ability to hold the label’s inks, including metallics and flourescents, overlay varnishes and adhesives. Still another characteristic is the ability to lay smoothly, without wrinkle or bulge, when applied to a very hot, just molded plastic container that will quickly shrink, along with the label, as its temperature falls. We continually search for new substrates to be used in the in-mold process in order to improve label performance and capabilities as well as to reduce substrate costs. A recent technology advance for Multi-Color in this area is the use of peel-away IML coupons.

A product line that continues to gain interest is injection in-mold labeling. Historically, injection molded products have been decorated with pressure sensitive or direct print products. However, several years ago, injection in-mold technology was successfully developed in Europe. Several U.S. injection molding companies are exploring IML as a decorating method and we are a supplier of this technology. The majority of these products are printed using the lithographic printing process which is one of the technologies utilized at our Batavia, Ohio location.

Pressure Sensitive labels:

In December 1999, Multi-Color began offering pressure sensitive labels to customers in conjunction with the acquisition of Buriot International, Inc. This Batavia, OH plant is equipped with ultraviolet (UV) drying equipment and hot foil and rotary screen capabilities. We further expanded our production of pressure sensitive labels through the acquisition of Premiere Labels, Inc., in October 2001. This Troy, OH plant houses flexographic presses with smaller web widths and is capable of handling smaller runs efficiently.

Pressure sensitive labels adhere to a surface with pressure. The label will usually consist of four elements - a base material, which may include paper, foil or plastic; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces. The release coating and protective backing are removed prior to application to the container, exposing the adhesive, and the label is pressed or rolled into place. We have added several new application features in this area such as promotional neckbands, peel-away coupon labels and resealable labels.

The pressure sensitive market is the largest single component of the overall label market and represents a significant growth opportunity. Our strategy is to be a premier supplier of pressure sensitive labels in categories that demand high impact graphics or are otherwise technically challenging.

Shrink Sleeve labels:

In June 2000, Multi-Color began offering shrink sleeve labels and tamper-evident neckbands in conjunction with the acquisition of Uniflex Corporation. We are currently producing shrink sleeve labels in our Scottsburg, IN plant.

Shrink sleeve labels are produced in colorful, cutting edge styles and materials. The labels are manufactured as sleeves, slid over glass or plastic bottles and then heated to conform precisely to the contours of the container. The 360-degree label and tamper resistance feature of the label are marketing advantages that many of our customers look for when choosing this label type.

The shrink sleeve market is a fast growing decorating technology as consumer product companies look for ways to differentiate their products. A variety of markets within the consumer goods industry have adopted this decorating technology. Demand in the food and personal care markets continues to grow and should broaden the sales opportunities for shrink sleeve labels.

Heat Transfer labels (HTLs):

The Framingham, MA plant has produced heat transfer labels for more than 40 years and became part of Multi-Color’s portfolio in January 2003 through the acquisition of the Decorating Technologies Division of Avery Dennison Corporation. TherimageTM is the plant’s pioneer heat transfer label technology developed for plastic containers and health and beauty aid products. The addition of the revolutionary Clear ADvantageTM brand provides premium graphics on both glass and plastic containers for the health and beauty aid, beverage, household chemical and promotional markets.

Heat transfer labels are reverse printed and transferred off of a special release liner onto the container using heat and pressure. The labels are a composition of inks and lacquers tailored to the customer’s specific application needs. These labels are gravure printed for color flexibility and photographic replication. They are then shipped to blow molders and/or contract decorators who transfer the labels by way of TherimageTM heat transfer machinery. Once applied, the labels are permanently adhered to the container. The graphics capabilities include fine vignettes, metallic and color change inks, as well as the patented “frost”, giving the appearance of acid-etch. HTLs provide the ultimate “no label” look. We recently added the new “ink only” and flameless heat transfer label technology to our capabilities in this area.

Graphic Services:

Manufacturing technology for gravure cylinder and plate-making is another key competitive advantage for Multi-Color. At Multi-Color’s Laser Graphic Systems plant in Erlanger, KY, we employ laser-exposing and chemical-engraved gravure cylinder technology developed by Think Laboratories of Japan. Currently, Multi-Color is the only cylinder manufacturer in the United States with this technology. The Laser Graphic Systems facility is essentially an integrated supplier of cylinders and plates to the Company’s other facilities. Minimal sales of cylinders and plates are made to outside third parties.

The Think process uses a laser to expose the cylinder directly from the computer without ever having to generate films. The cylinders are then chemically etched to produce very fine and highly accurate cells. This completely digital process is quicker and less costly than other engraving processes as several process steps are removed. Equally important, this technology creates cells with fineness of depth and surface size to eliminate the stair step edges previously limiting the application of gravure printing. It creates smooth and feathered patterns of color and clear definition of small type sizes, required as companies add more information and more languages to their labels. We also use a copper ballard shell technology that cuts cost and time from cylinder production.

Packaging Services Segment:

Our Quick Pak facility, located in Cincinnati, Ohio, is a leading provider of promotional packaging design, sourcing and custom assembly services to major health and beauty brands, consumer product manufacturers and national retailers. Because many of Multi-Color’s customers utilize these types of packaging services, the addition of Quick Pak in May 2002 enabled us to expand the service component of our business strategy and broaden our revenue stream by providing complimentary consumer packaging services that support our customers’ marketing strategies.

Quick Pak provides a broad range of assembly technologies, including automated shrink banding and shrink wrapping, cartoning and labeling. The facility operates over 20 flexible assembly lines per shift, to provide superior speed to market. Quick Pak relies on temporary associates as well as a permanent workforce to meet the staffing needs of these assembly lines.

Quick Pak also provides on-site packaging design with turnkey promotional experience in primary and secondary packaging and original packaging development.

RESEARCH AND DEVELOPMENT

Multi-Color’s product leadership group is comprised of 13 employees who focus on research and development, product commercialization and technical equipment support. The group includes chemical, packaging and field engineers who are responsible for developing and commercializing innovative label and application solutions. Technical service personnel also assist customers and container manufacturers with improving bottle and label performance. In this manner, we differentiate ourselves from many of our competitors and are often chosen for the most challenging projects.

Multi-Color’s research and development expenditures totaled $2,626,000 in fiscal 2004, $1,320,000 in fiscal 2003 and $554,000 in fiscal 2002.

SALES AND MARKETING

Multi-Color provides a complete line of label solutions, offering a variety of packaging, assembly and technical and graphic services. Our vision is to be a premier global resource of packaging services and decorating solutions. We sell to a broad range of consumer product and food and beverage companies located in North and South America and Asia. Our sales organization is divided along segment lines. The Decorating Solutions Segment sales organization has recently been re-aligned to match our primary customer types; national accounts, end users and container manufacturers. While a consumer product or food and beverage company is our primary customer, Multi-Color has a close working relationship with various container manufacturers to ensure a customer’s product goes to market. We employ a total sales staff of 20 people across all segments. The sales organization includes representatives in the US, Canada and Mexico, maintaining a strong sales presence in those regions

The sales strategy for the Decorating Solutions Segment is a consultative selling approach. As consultants, the sales organization reviews the requirements of the container and offers a number of alternative decorating methods. Thereby, Multi-Color is viewed as an expert source of both materials and methods, able to evaluate numerous technologies and offer the most cost effective solution. The sales strategy for the Packaging Services Segment is to provide turnkey resources that keep the consumer atop of the competitive marketplace. The sales organization is designed to service the customer’s constantly changing promotional packaging needs.

Approximately 36% of our sales in fiscal 2004 were to The Procter & Gamble Company (divided among five separate purchasing groups). Another 10% of our sales were to Limited Brands (divided among three purchasing groups). The loss or substantial reduction of the business of any of the major customers in a particular year could have a material adverse effect on the Company.

MANUFACTURING

Multi-Color’s current printing equipment in the Decorating Solutions Segment consists of three gravure printing presses in our Scottsburg, IN plant, an offset press and two flexographic presses in our Batavia, OH plant, five flexographic presses in our Troy, OH plant, and seven gravure printing presses in our Framingham, MA plant. All of our presses are capable of multi-color, high-speed and high-quality graphic printing. We are currently in the process of installing a new gravure printing press in our Scottsburg, IN plant. The new press is expected to be operational in July 2004. We also have a wide variety of cutting and finishing equipment used to process printed material. The wide range of capabilities and versatility of our equipment enhances our ability to respond rapidly to changing customer needs, including the development of new products. We believe we have sufficient capacity to meet the expected demand for our products over the next several years.

In March 2004, we closed our Las Vegas plant and moved the operations to one of our other plants. The decision to close our Las Vegas plant was announced in December 2003 and was made in order to consolidate manufacturing operations and fully utilize press capacity at other plants. The plant closure was completed ahead of schedule and by March 31, 2004, all business had been moved to one of our other plants.

On March 31, 2004 and March 31, 2003, the label backlog for the Decorating Solutions Segment was approximately $7,300,000 and $4,900,000, respectively. The label backlog represents 3-4 weeks of production volume at current staffing levels.

Multi-Color’s equipment in the Packaging Services Segment consists primarily of automatic conveyors, shrink wrap ovens, heat guns, jet coders and hot melt glue equipment. This segment relies primarily on manual labor in order to meet customers’ packaging and fulfillment needs. On March 31, 2004 and March 31, 2003, the backlog was approximately $2,351,000 and $1,100,000. This backlog represents 6-8 weeks of production volume at current staffing levels.

All backlogs as of March 31, 2004 are expected to be completed in the next fiscal year.

EMPLOYEES

As of March 31, 2004, Multi-Color had approximately 540 employees. We consider our labor relations to be good and have not experienced any work stoppages during the previous ten years. Our Packaging Services Segment relies heavily on temporary labor personnel throughout the year. We have good, long-term relationships with several temporary staffing businesses to meet these needs. All human resource and compensation systems have been developed to align Multi-Color with the goals and objectives of our customers and shareholders.

RAW MATERIALS

Common to the printing industry, our Decorating Solutions Segment purchases proprietary products from a number of printing suppliers. To prevent potential disruptions to our manufacturing facilities, we have developed relationships with more than one supply source for each of our critical raw materials. Our raw material suppliers are major corporations, each demonstrating successful historical performance. Although it is the intention to prevent any long term business interruption due to the inability of obtaining raw materials, there could be short term manufacturing disruptions during the customer qualification period for any new raw material source.

Our Packaging Services Segment purchases various packaging materials such as corrugate, foam, plastics, adhesives and film. These materials are readily available and can be obtained from a wide variety of vendors.

ACQUISITIONS

We are continually in pursuit of acquisitions that may contribute to Multi-Color’s growth. We believe that acquisitions are a method of increasing our presence in existing markets, expanding into new markets, gaining new product offerings and improving operating efficiencies through economies of scale. Through acquisitions, we plan to broaden Multi-Color’s revenue stream by providing complimentary consumer packaging services that support our customers’ marketing strategies. The printing industry is highly fragmented and offers many opportunities for acquisitions.

During fiscal 2004, we completed the acquisition of the heat transfer business of the International Playing Card and Label Co. This acquisition further increased the number of customers for which we are providing heat transfer labels from our Framingham, MA plant.

During fiscal 2003, we completed two acquisitions. In May 2002, we completed the acquisition of certain assets and assumption of certain liabilities of Quick Pak, Inc. Quick Pak is based in Cincinnati, Ohio and supplies packaging services to the consumer packaging industry. This acquisition enabled us to expand the service component of Multi-Color’s business strategy and broaden Multi-Color’s revenue stream by providing complimentary consumer packaging services that support our customers’ marketing strategies. In January 2003, we acquired specific assets and assumed certain liabilities of the North and South American Decorating Technologies Division (“Dec Tech”) of Avery Dennison Corporation. Dec Tech is a supplier of heat transfer labels to the health & beauty aids, food and beverage industries.

We actively seek to identify and evaluate potential acquisition candidates and, from time to time, engage in discussions with such candidates. Completion of future acquisitions may or may not occur.

COMPETITION

Multi-Color has a large number of competitors in the traditional and pressure sensitive label markets and several principal competitors in each of the in-mold, shrink sleeve and heat transfer label markets. Some of these competitors in the traditional and pressure sensitive label markets have greater financial and other resources than us. The competitors in the in-mold, shrink sleeve and heat transfer label markets are either private companies or subsidiaries of public companies and we cannot assess the financial resources of these organizations. Multi-Color could be adversely affected should a competitor develop labels similar or technologically superior to our in-mold label. We believe competition is principally dependent upon product performance, service, pricing and technical support. Customer service, quality and qualification requirements present barriers to new entrants into Multi-Color’s markets.

Similar to the Decorating Solutions Segment, the Packaging Services Segment’s competition is largely dependant on customer service and price as well as the ability to demonstrate unrestricted capacity and superior quality.

PATENTS AND LICENSES

We own a number of United States patents and patent applications that relate to the products and services we offer to our customers. Although these patents are important to us, we are not dependant upon any one patent. We believe that these patents, collectively, along with our ability to be a single source provider of many packaging needs provide us with a competitive advantage over our competition. The expiration or unenforceability of any of our patents would not have a material adverse effect on Multi-Color.

REGULATION

Our operations are subject to regulation by federal and state environmental protection agencies. To insure ongoing compliance with federal and state environmental protection agency requirements, we have retained an outside environmental consultant to monitor environmental compliance. Additionally, Multi-Color continues to make capital investments to maintain compliance with federal and state environmental requirements and to improve our existing equipment as part of our ongoing environmental compliance strategy.

The United States Food and Drug Administration regulates the raw materials used in labels for food products. These regulations apply to the consumer product companies for which Multi-Color produces labels. Multi-Color uses materials specified by the consumer product companies in producing labels for food products.

ITEM 2. PROPERTIES

Facility	Address	Owned/Leased	Approximate Size
Corporate Offices	425 Walnut Street, Suite 1300 Cincinnati, OH 45202	Leased	10,000 sq. ft.

Scottsburg Plant	2281 South US 31 Scottsburg, IN 47170	Owned	120,500 sq. ft.

Erlanger Plant	3520 Turfway Road Erlanger, KY 41018	Owned	12,000 sq. ft.

Batavia Plant	4064 Clough Woods Drive Batavia, OH 45103	Owned	29,000 sq. ft.

Las Vegas Plant	1151 M Grier Drive Las Vegas, NV 89119	Leased (1)	41,000 sq. ft.

Troy Plant	635 Olympic Boulevard Troy, OH 45373	Owned	22,800 sq. ft.

Dec Tech Plant	100 Clinton Street Framingham, MA 01702	Leased	125,000 sq. ft.

Quick Pak Plant	12110 Champion Way Cincinnati, OH 45241	Leased	215,000 sq. ft.

All of our properties are in good condition, are well maintained, and are adequate for Multi-Color’s intended uses.

(1)	We closed our Las Vegas, NV plant in March 2004 but remain obligated under the lease for the plant through April 2006. We are seeking a sub-lease tenant for the space.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ending March 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Multi-Color’s shares trade in the over-the-counter market under the NASDAQ-NMS symbol LABL. The following table sets forth the high and low sales prices of Multi-Color’s common stock (“Common Stock”) as reported in the NASDAQ National Market System during fiscal years 2003 and 2004. Prices have been adjusted to reflect Multi-Color’s 3-for-2 stock split effective November 30, 2003. Multi-Color’s stock is thinly traded. Accordingly, the prices below may not be indicative of prices at which a large number of shares can be traded or reflective of prices that would prevail in a more active market.

	High	Low
April 1, 2002 to June 30, 2002	$11.33	$9.33
July 1, 2002 to September 30, 2002	$10.43	$7.67
October 1, 2002 to December 31, 2002	$11.50	$8.13
January 1, 2003 to March 31, 2003	$12.17	$10.05

April 1, 2003 to June 30, 2003	$15.33	$10.65
July 1, 2003 to September 30, 2003	$16.71	$12.57
October 1, 2003 to December 31, 2003	$23.23	$15.04
January 1, 2004 to March 31, 2004	$19.80	$16.02

As of June 16, 2004, there were approximately 370 shareholders of record of the Common Stock.

We currently intend to retain Multi-Color’s earnings to fund the growth of our business and do not anticipate paying any cash dividends on Common Stock in the foreseeable future. Multi-Color’s financing agreements currently prohibit the payment of Common Stock cash dividends.

ITEM 6. SELECTED FINANCIAL DATA (THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended
	March 31 2004 (2)	March 31 2003	March 31 2002	March 31 2001	March 31 2000 (1)
Net sales	$126,961	$99,560	$72,624	$66,618	$53,331
Gross profit	23,273	19,228	14,503	13,288	9,014
Operating income	12,005	11,893	8,927	8,305	4,280
Net income	6,506	6,335	4,699	3,559	5,626
Basic earnings per share (3)	1.08	1.10	.84	.64	1.03
Diluted earnings per share (3)	.99	.99	.76	.61	.89
Weighted average shares outstanding – basic (3)	6,013	5,775	5,610	5,544	5,298
Weighted average shares outstanding – diluted (3)	6,594	6,404	6,162	5,850	6,309
Preferred dividends	—	—	—	—	177
Working capital	7,883	6,924	3,324	2,944	(281)
Total assets	72,447	67,378	47,924	44,650	37,151
Short-term debt	5,922	5,774	3,607	3,417	5,143
Long-term debt	15,553	22,109	18,691	20,870	17,292
Stockholders’ equity	32,969	25,275	17,659	12,967	9,136

(1)	Fiscal 2000 results include a write down of $779 on certain property and a tax benefit of $2,553.
(2)	Fiscal 2004 results include an asset impairment charge and plant closure costs of $1,096 relating to the closure of our Las Vegas, NV plant in March 2004.
(3)	All share amounts have been adjusted to reflect the 3-for-2 stock splits effective November 30, 2001 and November 30, 2003.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of acquisitions completed during recent fiscal years that would impact the comparability of the selected financial data noted above. In fiscal 2000, we acquired our Batavia, OH plant. In fiscal 2001, we acquired the Las Vegas, NV plant which was subsequently closed during fiscal 2004 and business moved to another of our plant locations. In fiscal 2002, we acquired our Troy, OH plant. In fiscal 2003, we acquired the Framingham, MA plant as well as the Quick Pak plant located in Cincinnati, OH.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following discussion and analysis should be read in conjunction with Multi-Color’s Consolidated Financial Statements and notes thereto appearing elsewhere herein. In the accompanying analysis of financial information, we refer to certain data and information derived from our financial statements that are not required by U.S. generally accepted accounting principles (“GAAP”) to be presented in financial statements. Certain of these data are considered to be “non-GAAP financial measures” under the SEC regulations. The SEC regulations required supplemental explanation and reconciliation which can be found at the end of this Item 7.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain components of Multi-Color’s consolidated statements of income as a percentage of net sales.

	Percentage of Net Sales
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	81.7%	80.7%	80.0%

Gross profit	18.3%	19.3%	20.0%
Selling, general & administrative expenses	7.9%	7.4%	7.7%
Plant closure costs	.7%	—	—
Impairment loss on long-lived assets	.2%	—	—

Operating income	9.5%	11.9%	12.3%
Interest expense	.8%	1.4%	2.0%
Other	.5%	.2%	.2%

Income before income taxes	8.2%	10.3%	10.1%
Income taxes	3.1%	3.9%	3.6%

Net income	5.1%	6.4%	6.5%

EXECUTIVE OVERVIEW

We provide a wide range of products and services for the packaging needs of our customers through two segments. Our Decorating Solutions Segment provides a complete line of label solutions for consumer product and food and beverage companies. Our Packaging Services Segment provides promotional packaging design, sourcing and custom assembly services to consumer product companies and national retailers. Our vision is to be a premier global resource of packaging services and decorating solutions. Currently, our customers are located throughout North and South America. We monitor and analyze trends in the packaging industry in order to ensure that we are providing appropriate products and services to our customers. Factors that influence our business are: consumer spending; new product introductions; new packaging technologies and demographics.

We achieved record revenues of $127 million and continued our record over the past six years of double digit annual sales growth and solid operating income growth. However, we experienced operational challenges at our Las Vegas plant during fiscal 2004. In spite of the challenges, our net income increased $.2 million over fiscal 2003. We successfully integrated our Dec Tech acquisition (January 2003) into our existing Decorating Solutions Segment. Our Packaging Services Segment continues to achieve significant organic growth. Due to this growth, we expanded the main facility for our Packaging Services Segment, Quick Pak, to 215,000 sq. ft. from 126,000 sq. ft. In December 2003, we announced a manufacturing consolidation plan that included the closure of our Las Vegas plant. We moved the business of our Las Vegas plant to one of our other plants to better utilize capacity across our various plant locations. This plant closure was originally expected to be completed during the first quarter of fiscal 2005 but we were able to close the plant by March 31, 2004. Productivity improvements at our Scottsburg, IN plant created capacity for the integration of the Las Vegas business. However, job start-ups and the scope and complexity of the integration caused disruptions in the plant’s normal production schedule. We expect the remaining issues to be resolved during the second quarter of fiscal 2005 as a result of operational improvements. Excluding the plant closure costs and impairment charge recorded in connection with the Las Vegas plant closure, our net income would have increased $.7 million or 14% over fiscal 2003. Our diluted earnings per share would have been $1.09 for fiscal 2004, an increase of 10% over the prior year.

The label markets we serve through our Decorating Solutions Segment continue to experience a competitive environment and price pressures. We have initiated many cost reduction programs to meet the demands of the market while minimizing the impact on our margins. We continually search for ways to reduce our costs through improved production and labor efficiencies, reduced substrate waste, new substrate options and lower substrate pricing. We have completed several Six Sigma projects in fiscal 2004 to focus on these efforts and will continue these types of projects in fiscal 2005.

Over the past four years, we have made progress in expanding our customer base and portfolio of products, services and manufacturing locations in order to address issues related to the concentration of business. We continue to examine business strategies to diversify our business.

Also during fiscal 2004, we were able to pay down our long-term debt by over $5.8 million and successfully completed the purchase of our Scottsburg, IN plant which was previously leased through a capital lease. The purchase of the building, financed through a mortgage loan, reduced our interest expense by over $.4 million per year. We also completed our second three for two stock split in two years and achieved share value appreciation of 77%.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2004 and MARCH 31, 2003

Net Sales

	Fiscal Year Ended March 31,
	2004	2003	$ Change	% Change
Consolidated Net Sales	$126,961	$99,560	$27,401	28%
Decorating Solutions Segment	$105,050	$84,242	$20,808	25%
Packaging Services Segment	$21,911	$15,318	$6,593	43%

Acquisitions completed in fiscal 2003 and 2004 accounted for approximately 60% of the total annual growth in net sales in fiscal 2004 with organic growth accounting for the remainder of the growth. Our Packaging Services Segment has experienced increased activity with existing customers as well as gaining new customers. The growth in the Decorating Solutions Segment was primarily a result of the Dec Tech acquisition completed in January 2003. The consolidated organic growth rate in fiscal 2004 of 11% was primarily due to the significant growth experienced by the Packaging Services Segment. We believe our historical growth rates ranging from 7% to 9% are more sustainable.

Gross Profit

	Fiscal Year Ended March 31,
	2004	2003	$ Change	% Change
Consolidated Gross Profit	$23,273	$19,228	$4,045	21%
% of Net Sales	18%	19%
Decorating Solutions Segment	$19,352	$17,589	$1,763	10%
% of Net Sales	18%	21%
Packaging Services Segment	$3,921	$1,639	$2,282	139%
% of Net Sales	18%	11%

The increase in consolidated gross profit is a result of the increase in sales. The decrease in the gross profit as a percentage of sales for the consolidated company as well as the Decorating Solutions Segment is due to the unfavorable operating results of the Las Vegas plant. This plant experienced operational difficulties and in conjunction with our manufacturing consolidation plan announced in December 2003, this plant was closed in March 2004. All existing heat shrink business was transferred to one of our other plants to better utilize press capacity. Excluding the gross profit shortfall generated by the Las Vegas plant, our consolidated gross profit for fiscal 2004 was $25,187 and consolidated gross profit as a percentage of sales was 20%, an improvement over fiscal 2003.

The increase in the Packaging Services Segment’s gross profit as a percentage of sales is due to increased volume and improved productivity on the product assembly lines.

SG&A

	Fiscal Year Ended March 31,
	2004	2003	$ Change	% Change
Consolidated SG&A	$10,172	$7,335	$2,837	39%
% of Net Sales	8%	7%

Selling, general and administrative expenses increased due to our continued investment in sales and marketing programs as well as additional expenses of acquisitions. We have also increased administrative staffing to effectively manage our recent growth.

Plant Closure Costs and Impairment Loss

	Fiscal Year Ended March 31,
	2004	2003	$ Change	% Change
Plant Closure Costs and Impairment Loss	$1,096	—	$1,096	100%
% of Net Sales	1%	—

As discussed above, we closed the Las Vegas plant in March 2004. When the announcement was made in December 2003 of the plant closure, we reviewed our assets in the Las Vegas plant for impairment issues. We recorded an impairment loss of $199 for certain assets that were not expected to be utilized in our other operating plants. At March 31, 2004, the plant had been closed and all related plant closure costs have been recorded. Total severance costs of $77 were included in the plant closure costs and these severance costs have substantially been paid in full at March 31, 2004. Any remaining payments will be made during the first quarter of fiscal 2005.

Interest and Other Expense

	Fiscal Year Ended March 31,
	2004	2003	$ Change	% Change
Interest Expense	$1,077	$1,391	$(314)	(23)%
Other Expense	$520	$213	$307	144%

Interest expense decreased $314 in fiscal 2004 due to the continued reduction in debt resulting from scheduled debt payments made during the fiscal year. A portion of the decrease in interest expense relates to the interest savings realized by Multi-Color in conjunction with the November 2003 purchase of the Scottsburg, IN plant. We previously leased this plant and had recorded the lease as a capital lease. We obtained a term loan for $3,600 in order to finance the purchase at interest rates substantially below those in the capital lease.

Other expense increased in fiscal 2004 due to losses recorded on the disposal of certain pieces of equipment by both segments.

Income Tax Expense

	Fiscal Year Ended March 31,
	2004	2003	$ Change	% Change
Income Tax Expense	$3,902	$3,954	$(52)	(1)%

Income tax expense and the effective tax rate decreased from fiscal 2003 in spite of increased pre tax income due to Multi-Color earning and recognizing state tax investment credits. The effective tax rate for fiscal 2004 is 37.5% versus 38.0% for fiscal 2003.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2003 and MARCH 31, 2002

Net Sales

	Fiscal Year Ended March 31,
	2003	2002	$ Change	% Change
Consolidated Net Sales	$99,560	$72,624	$26,936	37%
Decorating Solutions Segment	$84,242	$72,624	$11,618	16%
Packaging Services Segment	$15,318	—	$15,318	100%

The acquisition of Dec Tech in January 2003 contributed to approximately 40% of the increase in Decorating Solutions Segment net sales. The remainder of the growth in the Decorating Solutions Segment was a result of growth from the existing customer base in the segment. All of the growth in the Packaging Services Segment was due to the acquisition of Quick Pak in May 31, 2002. Due to this acquisition, this segment was started in fiscal year 2003.

Gross Profit

	Fiscal Year Ended March 31,
	2003	2002	$ Change	% Change
Consolidated Gross Profit	$19,228	$14,503	$4,725	33%
% of Net Sales	19%	20%
Decorating Solutions Segment	$17,590	$14,503	$3,087	21%
% of Net Sales	21%	20%
Packaging Services Segment	$1,638	—	$1,638	100%
% of Net Sales	11%	—

Approximately 48% of the consolidated gross profit increase was due to acquisitions completed in 2003. In 2003, gross profit as a percentage of sales for the Decorating Solutions Segment was 21% as compared to 20% in the prior year. The improvement in gross profit was due to favorable customer and product mix. Gross profit as a percentage of sales for the Packaging Services Segment was 11% in 2003, its first year of operation under Multi-Color.

SG&A

	Fiscal Year Ended March 31,
	2003	2002	$ Change	% Change
Consolidated SG&A	$7,335	$5,576	$1,759	32%
% of Net Sales	7%	8%

The majority of the increase from 2002 was due to an increase in sales personnel during 2003. In 2002, the Company employed 12 sales people. In 2003, 23 sales people were employed. This increase in sales personnel occurred in order for the Company to maximize sales opportunities in the marketplace. Increases in selling expense were offset by administrative efficiencies and synergistic savings as a result of the Company’s growth which resulted in a decline of selling, general and administrative expense as a percentage of net sales.

Interest and Other Expense

	Fiscal Year Ended March 31,
	2003	2002	$ Change	% Change
Interest Expense	$1,391	$1,473	$(82)	(6)%
Other Expense	$213	$121	$92	76%

Multi-Color experienced an overall increase in long-term debt of $5,562. The increased debt was due to acquisition related debt and was offset by the continued pay down of long-term debt. In 2003, we paid down $4,093 in long-term debt. Interest rates continued to decrease in 2003 and were at record lows during 2003.

Other expense in 2002 was offset by recorded gains on the sale of various pieces of equipment. These gains did not reoccur in 2003.

Income Tax Expense

	Fiscal Year Ended March 31,
	2003	2002	$ Change	% Change
Income Tax Expense	$3,954	$2,634	$1,320	50%

The increase in income tax expense in 2003 was primarily due to the related increase in net income. The effective tax rates for fiscal 2003 and 2002 were 38% and 36%, respectively. The increase in the effective tax rate in 2003 is due to the 2002 tax rate reflecting tax credits that did not reoccur in 2003.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. This requires us to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Critical accounting policies include those policies that involve may significant judgments and uncertainties. We believe that the following policies are critical accounting policies. For further information on these policies and other significant accounting policies, see Note 2 in the notes to the Consolidated Financial Statements.

Accounts Receivable

Our customers are primarily major consumer brand companies and container manufacturers. Accounts receivable consist of amounts due to us from our customers in connection with our normal business activities. Accounts receivable include an allowance for doubtful accounts to reflect the expected losses of accounts receivable based on past collection history and specific individual risks identified in our accounts receivable detail. Losses may also depend to some degree on future economic conditions. Although these conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal 2005.

Goodwill and Other Acquired Intangible Assets

We test goodwill and other intangible assets for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. The impairment test is completed based upon our assessment of the estimated fair value of goodwill and other intangible assets. For purposes of these tests, we determined that each segment of Multi-Color is one reporting unit.

The annual review for impairment of goodwill requires the use of estimates and assumptions which we believe are appropriate. Application of different estimates and assumptions or reviewing goodwill at a different reporting unit level could produce different results.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that assets might be impaired and the related carrying amounts may not be recoverable. The determination of whether an impairment has occurred involves various estimates and assumptions, including the determination of the undiscounted cash flows estimated to be generated by the assets involved in the review. The cash flow estimates are based upon our historical experience, adjusted to reflect future market and operating conditions. Measurement of an impairment loss requires a determination of fair value. We base our estimates of fair values on quoted market prices when available, independent appraisals as appropriate and industry trends or other market knowledge.

Income Taxes

We follow SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109 income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. Deferred tax assets and liabilities result from temporary differences between the tax basis and reported book basis of assets and liabilities and result in taxable or deductible amounts in future years. Our accounting for deferred taxes involves certain estimates and assumptions that we believe are appropriate. Future changes in regulatory tax laws and/or different positions held by taxing authorities may affect the value recorded for deferred taxes.

Liquidity and Capital Resources

Cash flows from operations were $9,964 in 2004 and $11,884 in 2003. The cash flow generated in 2004 was reduced from the cash flow generated in 2003 primarily due to an increase in working capital related to our growth and acquisitions completed in 2003 and 2004.

Cash flows used in investing activities were $6,490 in 2004 and $10,130 in 2003. Cash used in 2004 and 2003 was due to the acquisition of the heat transfer business of The International Playing Card and Label Company in fiscal 2004 and the acquisitions of Quick Pak and Dec Tech in fiscal 2003.

Capital expenditures were $6,248 in 2004 and $2,036 in 2003. Capital expenditures were funded either through cash flow from operations or through the Company’s revolving credit agreement. Capital expenditures were significant in 2004 and related primarily to a new gravure press being installed in our Scottsburg, IN plant and a new company wide business enterprise system. Budgeted capital expenditures for 2005 of approximately $5,000 are expected to be funded from operating cash flows in 2005.

Multi-Color had available under a Revolving Credit Agreement $6,000 at March 31, 2004 to provide for additional cash needs. We entered into the current credit agreement with PNC Bank, Key Bank, LaSalle Bank and Harris Trust and Savings Bank on July 12, 2002. The credit agreement provides for a revolving line of credit up to a maximum of $6,000 and an acquisition facility of $15,000, which was partially utilized in July 2002 in connection with the acquisition of Quick Pak. The acquisition facility expired in July 2003. Under the terms of the credit agreement, Multi-Color is subject to several financial covenants. The financial covenants require Multi-Color to maintain certain leverage and fixed charge ratios as well as maintain a minimum tangible net worth. We were in compliance with all covenants during 2004. We are prohibited from declaring dividends on the common stock of Multi-Color under the agreement. The credit agreement expires in July 2005. We expect to enter into an amended credit facility with the bank group described above by the end of our fiscal 2005 first quarter. The amended credit facility provides for expanded borrowing capabilities with a revolving line of credit availability of $10,000 and an acquisition facility of up to $20,000. The financial covenants and other terms and conditions of the new facility will substantially the same as the current facility.

We believe that cash flow from operations and availability under the revolving line of credit, as amended, are sufficient to meet our capital requirements and debt service requirements for fiscal 2005 and for the next several fiscal years. From time to time we review potential acquisitions of businesses. While we has no present commitments to acquire any businesses that would have a material impact on Multi-Color’s financial position or results of operations, such an acquisition may require us to issue additional equity or incur additional debt.

The following table summarizes our contractual obligations as of March 31, 2004:

Contractual Obligations (thousands)

Aggregated Information about Contractual Obligations and Other Commitments

March 31, 2004	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-Term Debt	$21,466	5,913	3,674	2,279	805	180	8,615
Rent due under Capital Lease Obligations	9	9	—	—	—	—	—
Rent due under Operating Leases	9,168	1,420	1,336	950	799	834	3,829
Unconditional Purchase Obligations	None
Other Long-Term Obligations	None

Total Contractual Cash Obligations	$30,643	7,342	5,010	3,229	1,604	1,014	12,444

Inflation

We do not believe that our operations have been materially affected by inflation.

Financial Measures That Supplement GAAP

We referred to data derived from consolidated financial statements but not required by GAAP to be presented in financial statements. Certain of these data are considered to be “non-GAAP financial measures” under the SEC regulations. Specifically, we referred to net income excluding the plant closure costs and impairment loss and gross profit excluding the gross profit shortfall generated by the Las Vegas plant. We believe these costs to be unusual items and believe that investors may find it helpful to see the measures noted above.

Net Income:	FY2004	Gross Profit:	FY2004
Net income as reported	$6,506	Consolidated gross profit as reported	$23,273
Plant closure costs and Impairment loss, net of tax	685	Gross profit shortfall generated by the Las Vegas plant	1,914

Net income excluding above items	$7,191	Consolidated gross profit excluding above item	$25,187

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (THOUSANDS)

Multi-Color is exposed to market risks from changes in interest rates in certain of its outstanding debt. The outstanding loan balance under our bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Europe. Based on the average outstanding debt in fiscal 2004, a 100 basis point change in the interest rate would change interest expense by approximately $247. In fiscal 2004 we did not use financial or derivative instruments to manage our interest risks. We recently entered into an amended credit facility with our bank group and as part of the new credit facility we will be using financial instruments to manage our interest risks. Multi-Color has minimal foreign exchange risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (THOUSANDS, EXCEPT PER SHARE DATA)

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

All Financial Statement Schedules have been omitted because either they are not required or the information is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Directors of Multi-Color Corporation:

We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

/s/ GRANT THORNTON LLP

May 5, 2004
Cincinnati, Ohio

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31

(Thousands, except per share data)

	2004	2003	2002
Net sales	$126,961	$99,560	$72,624

Cost of goods sold	103,688	80,332	58,121

Gross profit	23,273	19,228	14,503

Selling, general and administrative expenses	10,172	7,335	5,576

Plant closure costs	897	—	—

Impairment loss on long-lived assets	199	—	—

Operating income	12,005	11,893	8,927

Interest expense	1,077	1,391	1,473

Other (income) expense, net	520	213	121

Income before income taxes	10,408	10,289	7,333

Income taxes	3,902	3,954	2,634

Net income	$6,506	$6,335	$4,699

Weighted average shares and equivalents outstanding:

Basic	6,013	5,775	5,610

Diluted	6,594	6,404	6,162

Basic earnings per common share:	$1.08	$1.10	$.84

Diluted earnings per common and common equivalent share:	$.99	$.99	$.76

The accompanying notes to financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

As of March 31

(Thousands, except per share data)

	2004	2003
ASSETS
Current assets:
Cash	$1,464	$4,109
Accounts receivable, net	15,431	11,712
Inventories	7,719	6,435
Deferred tax asset	455	431
Prepaid and refundable income taxes	931	—
Prepaid expenses and other	461	371

Total current assets	26,461	23,058
Property, plant and equipment, net	33,207	32,032
Goodwill	11,759	11,688
Intangible assets, net	879	534
Other	141	66

Total assets	$72,447	$67,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,913	$5,731
Current portion of capital lease obligations	9	43
Accounts payable	8,666	6,381
Accrued liabilities	3,990	3,979

Total current liabilities	18,578	16,134
Long-term debt	15,553	17,908
Capital lease obligations	—	4,201
Deferred tax liability	4,919	3,527
Deferred compensation	428	333

Total liabilities	39,478	42,103
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, no par value; 15,000 shares authorized, 6,176 and 5,964 shares issued at March 31, 2004 and 2003, respectively	291	272
Paid-in capital	12,740	11,567
Treasury stock, 29 shares at cost at March 31, 2004 and 2003, respectively	(119)	(119)
Retained earnings	20,057	13,555

Total stockholders’ equity	32,969	25,275

Total liabilities and stockholders’ equity	$72,447	$67,378

The accompanying notes to financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 31

(Thousands, except per share data)

	Common stock
	Number of shares issued *	Amount	Paid-In capital	Retained earnings	Treasury stock	Total
March 31, 2001	5,593	$249	$10,247	$2,522	$(51)	$12,967

Net income	—	—	—	4,699	—	4,699

Issuance of common stock	80	4	221	—	—	225

Purchase of treasury stock	—	—	—	—	(68)	(68)

Purchase in lieu of fractional shares for stock split	—	—	—	(1)	—	(1)

Purchase of outstanding stock options	—	—	(412)	—	—	(412)

Tax benefit from exercise of stock options	—	—	248	—	—	248

March 31, 2002	5,673	$253	$10,304	$7,220	$(119)	$17,658

Net income	—	—	—	6,335	—	6,335

Issuance of common stock	291	19	162	—	—	181

Tax benefit from exercise of stock options	—	—	1,100	—	—	1,100

March 31, 2003	5,964	$272	$11,566	$13,555	$(119)	$25,274

Net income	—	—	—	6,506	—	6,506

Purchase in lieu of fractional shares for stock split	—	—	—	(4)	—	(4)

Issuance of common stock	212	19	395	—	—	414

Tax benefit from exercise of stock options	—	—	779	—	—	779

March 31, 2004	6,176	$291	$12,740	$20,057	$(119)	$32,969

The accompanying notes to financial statements are an integral part of these statements.

*	All common stock share amounts have been adjusted to reflect the 3-for-2 stock splits effective November 30, 2003 and November 30, 2001.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31

(Thousands, except per share data)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,506	$6,335	$4,699
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	3,934	3,281	2,736
Amortization	406	366	396
Net (gain) loss on disposal of equipment	316	26	3
Increase in non-current deferred compensation	95	1	116
Tax benefit from stock option exercises	779	1,100	248
Impairment loss on long-lived assets	199	—	—
Net (increase) decease in accounts receivable	(3,719)	(2,685)	2,518
Net (increase) decrease in inventories	(1,284)	406	576
Net (increase) decrease in prepaid expenses and other	(171)	(203)	(409)
Net increase (decrease) in accounts payable	2,284	1,313	(1,661)
Net increase (decrease) in accrued liabilities	181	594	(309)
Net increase (decrease) in deferred taxes	438	1,350	2,014

Net cash provided by operating activities	9,964	11,884	10,927
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,248)	(2,036)	(2,081)
Acquisition of business, net of cash received	(500)	(8,163)	(3,852)
Proceeds from sale of plant and equipment	258	69	24

Net cash used in investing activities	(6,490)	(10,130)	(5,909)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in revolving line of credit, net	—	—	(94)
Purchase of treasury stock	—	—	(68)
Proceeds relating to issuance of common stock, net	413	181	226
Payment in lieu of fractional shares for stock split	(4)	—	(1)
Purchase of outstanding stock options	—	—	(412)
Proceeds from issuance of long-term debt	3,600	5,000	—
Repayment of long-term debt	(5,892)	(4,093)	(3,200)
Capitalized bank fees	—	(80)	—
Repayment of capital lease obligation	(4,236)	(43)	(82)

Net cash provided by (used in) financing activities	(6,119)	965	(3,631)

Net increase (decrease) in cash	(2,645)	2,719	1,387
Cash, beginning of the year	4,109	1,390	3

Cash, end of year	$1,464	$4,109	$1,390

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004, 2003 and 2002

(Thousands, except per share data)

(1) THE COMPANY

Multi-Color Corporation (the Company), headquartered in Cincinnati, Ohio, supplies printed labels, engravings and packaging services to consumer product companies primarily located in the United States. The Company has plants located in Scottsburg, Indiana, Batavia, Ohio, Troy, Ohio, Erlanger, Kentucky, Cincinnati, Ohio and Framingham, Massachusetts.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

References to fiscal 2004, 2003 and 2002 are for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition

The Decorating Solutions Segment recognizes revenue on sales of products when the customer receives title to the goods, which is generally upon delivery. The Packaging Services Segment recognizes revenue upon completion of the service provided to the customer. All revenues are denominated in U.S. dollars.

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

Goodwill and Other Intangible Assets

Goodwill is no longer amortized as the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of April 1, 2001. In 2001, goodwill was amortized using the straight-line method over periods of ten to twenty years. In accordance with SFAS No. 142, the Company tests goodwill annually during the fourth quarter of each fiscal year for impairment by comparing the fair value of the reporting unit responsible for the goodwill to its carrying amount. The test is completed on a segment basis. Under SFAS No. 142, impairment is also tested when events or changes in circumstances indicate that the assets carrying values may be greater than the fair values. Intangible assets with definite useful lives continue to be amortized using the straight-line method over periods of up to five years. Intangible assets are also tested annually for impairment in accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	2004		2003		2002
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	6,013	$1.08	5,775	$1.10	5,610	$.84
Effect of dilutive stock options	581	(.09)	629	(.11)	552	(.08)

Diluted EPS	6,594	$.99	6,404	$.99	6,162	$.76

All share amounts have been adjusted to reflect the 3-for-2 stock splits effective November 30, 2003 and November 30, 2001.

Advertising Costs

Advertising costs are charged to expense as incurred. Such expenses were minimal for the three fiscal years ended March 31, 2004.

Research and Development Costs

Research and development costs are charged to expense as incurred. Expenses were $2,626, $1,320 and $554 for 2004, 2003 and 2002, respectively.

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

New Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for all fiscal years beginning February 1, 2003. SFAS 143 requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, it is either settled for its recorded amount or a gain or loss upon settlement is recorded. The adoption of SFA3 143 did not have a material impact on the company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. Management has evaluated its organizational structure and commercial interests and has determined that it does not have any interest in variable interest entities.

In February 2003, the Emerging Issues Task Force issued EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying EITF 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. EITF 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

In March 2003, the consensus of EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” was published. EITF Issue No. 02-16 addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor. The provisions of EITF Issue No. 02-16 were effective for new arrangements entered after December 31, 2002. Adoption of this statement will not have a material impact on the Company’s consolidated financial statements.

(3) ACCOUNTS RECEIVABLE

The Company records a reserve against its trade accounts receivable. The following table summarizes the activity in the allowance for doubtful accounts for fiscal 2004 and 2003:

	2004	2003
Balance at beginning of year	$318	$128
Provision	43	201
Accounts written-off	(27)	(11)

Balance at end of year	$334	$318

(4) INVENTORIES

Inventories as of March 31 consisted of the following:

	2004	2003
Finished goods	$4,295	$3,234
Work-in-process	1,046	736
Raw materials	2,378	2,465

	$7,719	$6,435

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of March 31:

	2004	2003
Land and buildings	$9,440	$9,099
Machinery and equipment	40,714	41,184
Furniture and fixtures	2,182	1,988
Construction in progress	3,966	656

	56,302	52,927
Accumulated depreciation	(23,095)	(20,895)

	$33,207	$32,032

In fiscal 2004, an impairment loss of $199 was recorded in the financial statements on the assets at the Las Vegas plant that was closed in fiscal 2004.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31:

	2004	2003
Non-compete agreements	$750	$750
Customer list	744	—
Other	174	674

	1,668	1,424
Accumulated amortization	(789)	(890)

	$879	$534

The intangible assets relate primarily to assets acquired in connection with completed acquistions. The intangible assets are amortized over their remaining useful lives using the straight-line method of amortization. The weighted average amortization period for these assets is 4.61 years. Total amortization expense for 2004 and 2003 was $406 and $366, respectively. In fiscal 2004, the heat transfer business of International Playing Card and Label Co. was acquired and the resulting customer list and business acquired was valued at $744.

The annual estimated amortization expense for the fiscal years ended March 31 are as follows:

2005	$339
2006	188
2007	151
2008	151
2009	50

Total	$879

The amounts recorded for goodwill total $11,759 and $11,688 at March 31, 2004 and 2003, respectively. These amounts are no longer amortized in accordance with the Company’s adoption of SFAS No. 142. Goodwill increased $71 in fiscal 2004 due to the final purchase price allocation on the Dec Tech acquisiton completed in January 2003. Goodwill increased $5,304 in fiscal 2003 due to the acquisitions of Quick Pak and Dec Tech.

(7) DEBT

The components of the Company’s debt are as follows:

	2004	2003
Scottsburg Industrial Revenue Bonds, floating weekly rate, which approximates 1.07% at March 31, 2004, scheduled balloon payment $3,385 in October 2009	$3,385	$3,385
Scottsburg Industrial Revenue Bonds, floating weekly rate, which approximates 1.07% at March 31, 2004, scheduled balloon payment of $1,325 in April 2007	1,325	2,125
Clermont County Industrial Revenue Bonds, floating weekly rate, which approximates 1.07% at March 31, 2004, scheduled balloon payment of $3,450 in June 2017	3,450	4,150
Bank term note payable, interest at LIBOR plus 1.25%, currently 2.38% at March 31, 2004, quarterly principal payments of $250 plus interest, due August 2007	3,500	4,500
Note payable to Avery Dennison Corporation (former owner of Dec Tech), annual principal payments of $1,099 plus interest at 5%, due each January, final payment due January 2007	3,296	4,395
Note payable to former owners of Quick Pak, Inc., annual principal payments of $100 plus interest at 5%, due each May, final payment due May 2005	200	300
Bank term note payable, interest at LIBOR plus 1.25%, currently 2.38% at March 31, 2004, quarterly principal payments of $360 plus interest, due July 2005	2,160	3,600
Non-compete agreement with former owner of Uniflex Corporation, annual payments of $150 due each June, final payment due June 2004	150	300
Note payable to former shareholders of Premiere Labels, Inc., annual payments of $442 due each October, final payment due October 2004	442	884
Bank term note payable, interest at LIBOR plus 1.50%, currently 2.60% at March 31, 2004, quarterly principal payments of $45 plus interest, scheduled balloon payment $1,800 due November 2013	3,555	—
Other	3	—

	21,466	23,639
Less-current portion of debt	(5,913)	(5,731)

	$15,553	$17,908

The following is a schedule of future annual principal payments payable after one year (including quarterly bond payments required under the Company’s credit agreement):

2006	$4,599
2007	3,779
2008	2,180
2009	1,630
2010 and thereafter	3,365

Total	$15,553

On July 12, 2002, the Company restated its credit agreement with existing lenders and two additional new lenders. The restated credit agreement provides for a revolving line of credit with borrowings up to a maximum of $6,000. The interest rates are based on prime or LIBOR plus certain margin amounts based on the Company’s leverage ratio. For the year ended March 31, 2004 and March 31, 2003, the average interest rate on the revolving line of credit was 3.18% and 3.44%, respectively. At March 31, 2004, the Company had $6,000 in available borrowings under the revolving line of credit. The credit agreement expires July 31, 2005. The credit agreement also requires quarterly bond payments of $375 until termination of the agreement. The agreement also contains various financial and operating covenants which, among others, require the Company to maintain certain leverage, fixed charge coverage and net worth ratios and limits the payment of dividends. The acquisition facility expired July 11, 2003.

With respect to the Bonds, the Company has the option to establish the Bonds’ interest rate form (variable or fixed interest rate). When a fixed interest rate is selected, the fixed rate assigned will approximate the market rate for comparable securities. When a variable rate is selected, or at the end of a fixed interest rate period, the Bondholders reserve the right to demand payment of the bonds. In the event that any of the Bondholders exercise their rights, a remarketing agent is responsible for remarketing the Bonds on a best efforts basis for not less than the outstanding principal and accrued interest. In the event the Bonds are not able to be remarketed and the letters of credit are exercised, the lender is committed to providing financing for up to 458 days. These letters of credit expire June 1, 2005.

In November 2003, the Company completed the purchase of the Scottsburg, IN plant. The Company previously leased this plant and had recorded the lease as a capital lease. The Company financed the purchase with a $3,600 term loan.

Substantially all assets of the Company are pledged as collateral under the Company’s borrowings.

(8) EMPLOYEE BENEFIT PLANS

The Company has established a 401(k) retirement savings plan which covers all employees who meet certain service requirements. The plan provides for voluntary contributions by the Company’s employees up to a specified maximum percentage of gross pay. At the discretion of the Company’s Board of Directors, the Company will contribute a specified matching percentage of the employee contributions. Company contributions in 2004, 2003 and 2002 approximated $444, $309, and $234, respectively, which represent one-half of the employee contributions not exceeding 6% of gross pay.

The Company previously entered into deferred compensation agreements with certain officers and employees. Amounts due under deferred compensation agreements with participants are classified as long-term liabilities at March 31, 2004 and March 31, 2003. Interest on the deferred amounts, which are included in the balances due, were accrued at 6.25%, 6.75% and 10.00% in 2004, 2003 and 2002, respectively. Expenses in 2004, 2003 and 2002 approximated $84, $100, and $116, respectively.

(9) INCOME TAXES

The provision (credit) for income taxes includes the following components:

	2004	2003	2002
Currently payable
Federal	$1,839	$1,772	$1,844
State and local	694	240	371
Benefit of operating loss carry-forwards	—	—	(1,899)

	2,533	2,012	316

Deferred
Federal	1,111	1,794	2,148
State and local	258	148	170

	$3,902	$3,954	$2,634

The following is a reconciliation between the statutory federal income tax rate and the effective rate shown above:

	2004	2003	2002
Computed provision for federal income taxes at the statutory rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal income tax benefit	6.0%	4.0%	4.0%
Research and Development Tax Credit	(1.0%)	—	—
Other	(1.5%)	—	(2.0%)

Effective tax rate	37.5%	38.0%	36.0%

At year end the net deferred tax components consisted of the following:

	2004	2003
Deferred tax liabilities:
Tax depreciation over book depreciation	$(4,412)	$(4,463)
Tax intangible amortization over book intangible amortization	(465)	(192)
State deferred tax	(496)	(152)

	$(5,373)	$(4,807)

Deferred tax assets:
Asset impairment loss	$16	$265
Deferred compensation	146	113
Inventory reserves	210	145
Allowance for doubtful accounts	83	71
AMT credit carry-forward	206	647
R&D tax credit carry-forward	—	255
State tax credit carry-forward	86	—
Other	162	215

	909	1,711

Net deferred tax components	$(4,464)	$(3,096)

For tax reporting purposes, the Company has approximately $206 of alternative minimum tax (AMT) credits available for an indefinite period. In addition, the Company has state tax credits of approximately $86, which can be carried forward through the following expiration dates:

Year	Tax Credits
2008	$27
2009	29
2011	22
2012	7
2013	1

Total	$86

(10) MAJOR CUSTOMERS

During 2004, 2003 and 2002, sales to major customers (those exceeding 10% of the Company’s net sales) and their related subsidiaries and divisions approximated 46%, 46% and 51%, respectively, of the Company’s net sales. Net sales to the Company’s largest customer during 2004, 2003 and 2002 approximated 36%, 36% and 41%, respectively.

In addition, the year end accounts receivable balances of the major customers approximated 35%, 28% and 26% of the Company’s total accounts receivable balance at year end 2004, 2003 and 2002, respectively.

The loss or substantial reduction of the business of any of the major customers in a particular year could have a material adverse effect on the Company.

(11) STOCK OPTIONS

As of March 31, 2004, 597 of the authorized but unissued common shares were reserved for future issuance to key employees and directors under the Company’s qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant. To the extent not exercised, options will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three to five year period. A summary of the changes in the options outstanding during 2004, 2003 and 2002 is set forth below (adjusted for the 3-for-2 stock splits effective November 30, 2003 and November 30, 2001):

	Number of Shares	Weighted Average	Options Price Range (Per Share)
Outstanding at March 31, 2001	1,267	$2.97	$1.17-$4.89
Granted	196	6.01	$4.89-$8.38
Exercised	(80)	2.81	$1.80-$4.89
Cancelled	(8)	3.28	$3.28
Repurchased	(240)	3.01	$1.17-$3.28

Outstanding at March 31, 2002	1,135	$3.50	$1.80-$8.38
Granted	185	10.03	$8.38-$10.40
Exercised	(374)	3.00	$2.36-$4.89
Cancelled	(40)	5.35	$2.89-$10.40

Outstanding at March 31, 2003	906	$4.98	$1.80-$10.40
Granted	215	12.88	$11.33-$17.00
Exercised	(282)	3.76	$1.80-$10.40
Cancelled	(43)	10.04	$9.99-$10.40

Outstanding at March 31, 2004	796	$7.28	$1.80-$17.00

The following summarizes options outstanding and exercisable at March 31, 2004:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding at 3/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/04	Weighted Average Exercise Price
$1.80-$3.22	255	4.51	$2.80	255	$2.80
$3.72-$4.89	160	6.81	$4.54	121	$4.43
$8.38-$11.33	321	8.42	$10.41	106	$9.08
$16.67-$17.00	60	9.75	$16.88	23	$16.67

	796			505

The weighted average fair value at date of grant for options granted during 2004, 2003 and 2002 was $3.20, $2.85 and $2.15, respectively. The fair value of options at the date of grant was estimated using the binomial model with the following weighted average assumptions:

	2004	2003	2002
Expected life (years)	5.00	5.61	6.61
Interest rate	3.07%	4.37%	3.51%
Volatility	42.61%	38.98%	45.38%
Dividend yield	0%	0%	0%

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2004, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
Net income - as reported	$6,506	$6,335	$4,699
Stock-based compensation expense determined under the fair value method for all awards, net of income tax benefits	408	278	321

Net income - pro forma	$6,098	$6,057	$4,378

Net income per common and common equivalent share - as reported
Basic	$1.08	$1.10	$.84
Diluted	$.99	$.99	$.76

Net income per common and common Equivalent share - pro forma
Basic	$1.01	$1.05	$.78
Diluted	$.92	$.95	$.71

(12) CAPITAL LEASE OBLIGATIONS

The Company had a sale/leaseback agreement on its Scottsburg, Indiana plant. The lease was for a period of 20 years and monthly lease payments were $46. The Company also entered into capital leases for certain equipment. The amount recorded for the plant and equipment under the capital leases amounted to $4,522 at March 31, 2003. The accumulated depreciation was $415 at March 31, 2003. During fiscal year 2004, the Company completed the purchase of the Scottsburg, IN plant. The purchase was financed with a $3,600 term loan.

(13) SEGMENT INFORMATION

The Company operates in two segments within the packaging industry: Decorating Solutions and Packaging Services. The Decorating Solutions Segment’s primary operations involve the printing of labels while the Packaging Services Segment provides promotional packaging, assembling and fulfillment services. Both segments sell to major consumer product companies. Segment information is not applicable for fiscal 2002 as the Company only operated in the Decorating Solutions Segment during that time.

Financial information by operating segment is as follows:

	Fiscal 2004	Fiscal 2003
Sales:
Decorating Solutions	$105,050	$84,242
Packaging Services	21,911	15,318

	$126,961	$99,560
Net income before income taxes:
Decorating Solutions	$10,031	$11,897
Packaging Services	3,006	1,510
Corporate Expenses	(2,629)	(3,118)

	$10,408	$10,289
Capital expenditures:
Decorating Solutions	$4,366	$1,632
Packaging Services	472	365
Corporate	1,410	39

	$6,248	$2,036
Depreciation and amortization:
Decorating Solutions	$3,892	$3,301
Packaging Services	369	260
Corporate	79	86

	$4,340	$3,647

	March 31, 2004	March 31, 2003
Total assets:
Decorating Solutions	$58,963	$53,447
Packaging Services	8,663	8,226
Corporate	4,821	5,705

	$72,447	$67,378

(14) COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has various equipment, office and facility operating leases. Leases expire on various dates through August 2013. Rent expense during 2004, 2003 and 2002 was approximately $1,881, $1,439 and $554, respectively.

The annual future minimum rental obligations as of March 31, 2004 are as follows:

2005	$1,420
2006	1,336
2007	950
2008	799
2009 and over	4,663

Total	$9,168

Litigation

Litigation is instituted from time to time against the Company which involves routine matters incident to the Company’s business. In the opinion of management, the ultimate disposition of pending litigation will not have a material adverse effect upon the Company’s results of operations or financial position.

(15) ACQUISITIONS

In May 2002, the Company acquired the assets of Quick Pak, Inc., a provider of promotional packaging, assembling and fulfillment services to major health and beauty companies, consumer product manufacturers and national retailers. The purchase price was $6,652, including approximately $900 of working capital. The Company delivered a promissory note for $300 and paid the balance at closing. The acquisition was accounted for as a purchase. Accordingly the purchase price was preliminarily allocated to assets and liabilities based on their estimated value as of the date of acquisition. Approximately $4,500 of the purchase price was allocated to goodwill. The purchase price allocation is now final and is not materially different from the preliminary allocation. The results of operations of the acquisition are included in the consolidated statement of operations from the date of acquisition.

In January 2003, the Company acquired certain assets and liabilities of the North and South American Decorating Technologies Division (“Dec Tech”) of Avery Dennison Corporation. Dec Tech is a supplier of heat transfer labels to the health and beauty aids, food and beverage industries. The total purchase price was $6,206. The Company paid $1,811 in cash at closing and funded the remainder with a promissory note to Avery Dennison for $4,395. Assets acquired included web gravure printing equipment, inventory, accounts receivable, accounts payable and Dec Tech’s North and South American patents and trademarks. The acquisition was accounted for as a purchase. Accordingly the purchase price was preliminarily allocated to assets and liabilities based on their estimated value as of the date of acquisition. Approximately $800 of the purchase price was allocated to goodwill. The purchase price allocation is now final and is not materially different from the preliminary allocation. The results of operations of the acquisition are included in the consolidated statement of operations from the date of acquisition.

In July 2003, the Company acquired the heat transfer label business and all related proprietary technologies from Tennessee based International Playing Card and Label Co. Inc. (“IPC&L”). The purchase included the food and beverage and consumer product business for North, Central and South America. The net purchase price was $620. The Company paid $500 in cash and funded the remainder with a promissory note to International Playing Card and Label Co. Inc. for $120. The acquisition was accounted for as a purchase. Accordingly the entire purchase price was allocated to a customer list intangible asset based upon the estimated value of the business and customers successfully transferred to Multi-Color during fiscal 2004. This purchase price allocation is expected to be finalized during fiscal 2005 and is not expected to be materially different from the current recorded value. The results of operations of the acquisition are included in the consolidated statement of operations from the date of acquisition.

The following table summarizes, on an unaudited proforma basis, the estimated combined results of the Company and the above acquisitions assuming the acquisitions had occurred April 1, 2002. The results include certain adjustments, primarily interest expense, and are not necessarily indicative of what results would have been had the Company owned Quick Pak, Dec Tech and the heat transfer label business of IPC&L during the periods presented.

	2004	2003
Net Sales	$127,255	$116,801
Net Income	$6,535	$6,108
Earnings per share
Basic	$1.09	$1.06
Diluted	$.99	$.95

(16) SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	2004	2003	2002
Supplemental Disclosures of Cash Flow Information:
Interest paid	$976	$1,211	$1,530
Income taxes paid	$2,442	$1,543	$450
Supplemental Disclosure of Non Cash Activities:
None
Business combinations accounted for as a purchase:
Assets acquired	$620	$15,725	$5,752
Liabilities assumed	—	(2,867)	(461)
Cash received	—	—	(53)
Notes payable	(120)	(4,695)	(1,386)

Net cash paid	$500	$8,163	$3,852

QUARTERLY DATA (UNAUDITED) (THOUSANDS, EXCEPT PER SHARE DATA)

Fiscal 2004:

	Quarter:
	First	Second	Third	Fourth	Total
Net sales	$29,107	$31,569	$33,029	$33,256	$126,961
Gross profit	$5,692	$5,662	$5,812	$6,106	$23,273
Net income	$1,628	$1,664	$1,617	$1,596	$6,506

Basic earnings per common share:	$.27	$.28	$.27	$.26	$1.08
Diluted earnings per common and common equivalent share:	$.25	$.25	$.24	$.24	$.99

Fiscal 2003:

	Quarter:
	First	Second	Third	Fourth	Total
Net sales	$20,913	$24,100	$25,940	$28,604	$99,560
Gross profit	$4,146	$4,665	$4,670	$5,747	$19,228
Net income	$1,288	$1,600	$1,486	$1,960	$6,335

Basic earnings per common share:	$.23	$.28	$.25	$.33	$1.10
Diluted earnings per common and common equivalent share:	$.20	$.25	$.23	$.31	$.99

Note: Certain amounts may not sum accurately due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of Multi-Color’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Multi-Color’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our disclosure controls and procedures are effective in timely alerting them to material information relating to Multi-Color (including its consolidated subsidiaries) required to be included in Multi-Color’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The information required by this item concerning directors is set forth in the section entitled “Election of Directors” contained in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

EXECUTIVE OFFICERS

The Executive Officers of the Company as of March 31, 2004 were as follows:

Francis D. Gerace, 51, was promoted to President and appointed a Director on May 18, 1999 and was elected Chief Executive Officer in August 1999. Prior to that time Mr. Gerace served as the Company’s Vice President of Operations from April 1998 to May 1999. Mr. Gerace held various operating positions and was Director of Strategic Business Systems for Fort James Corporation’s Packaging Business from 1993 to 1998. From 1974 to 1993, Mr. Gerace held various general management positions with Conagra, Inc. and Beatrice Foods Company.

Dawn H. Bertsche, 47, was appointed Vice President of Finance, Chief Financial Officer and Secretary in August 1999. Prior to joining Multi-Color, Ms. Bertsche was Chief Financial Officer for Hill Top Research, Inc. from 1997 to 1999 and held the position of Vice President and Controller and other financial positions for Clopay Corporation from 1987 to 1997. From 1977 to 1987, Ms. Bertsche held various financial management positions with LSI Lighting Systems, Inc. and Price Waterhouse.

Donald E. Kneir, 40, was appointed President of the Decorating Solutions Segment in February 2004. Prior to joining Multi-Color, Mr. Kneir was President of API Foils, Inc. from 2002 to 2004 and held the position of General Manager and Vice President of Sales and Marketing for Field Container’s Box Division from 2001 to 2002. Prior to this time, Mr. Kneir was the Director of Marketing for Pechiney/American National Can.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (THOUSANDS, EXCEPT PER SHARE DATA)

The following table provides information regarding shares outstanding and available for issuance under the Company’s existing stock option plans:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	796	$7.28	598
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Of the total securities remaining available for future issuance, 131 shares are reserved for issuance to the Company’s Board of Directors and 467 shares are reserved for issuance to the Company’s employees.

The remainder of the information required by this item is set forth in the tabulation of the amount and nature of Beneficial Ownership of the Company’s securities in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this item is set forth in the section entitled “Ratification of the Appointment of Grant Thornton LLP as Independent Public Accountants for Fiscal Year Ending March 31, 2005” contained in our proxy statement to be filed with the SEC and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

The following Report of Independent Certified Public Accountants, consolidated financial statements of Multi-Color Corporation and the related notes are incorporated herein.

Report of Grant Thornton LLP, Independent Certified Public Accountants

Consolidated Statements of Income for the years ended March 31, 2004, 2003 and 2002.

Consolidated Balance Sheets as of March 31, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All schedules have been omitted because either they are not required or the information is included in the financial statements and notes thereto.

(a)(3)	List of Exhibits

Exhibit Numbers	Description of Exhibit	Filing Status

3 (i)	Amended and Restated Articles of Incorporation	A

3 (ii)	Amendment to Amended and Restated Articles of Incorporation	A

3 (iii)	Amendment to Amended and Restated Articles of Incorporation	O

3 (iv)	Amended and Restated Code of Regulations	B

9.0	Separation agreement with the mutual releases, dated July 7, 1998, between the Company and John Court	M

10.1	Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National Association covering $5,750,000 City of Scottsburg, Indiana Economic Development Revenue Bonds	C

10.2	Trust Indenture securing City of Scottsburg, Indiana Economic Development Revenue Series 1989 dated as of October 1, 1989	D

10.3	Bond Purchase Agreement for $5,750,000 City of Scottsburg, Indiana Economic Development Revenue Bonds Series 1989	D

10.4	Remarketing Agreement dated October 1, 1989 by and among the Company, The Ohio Company and The PNC Bank (Formerly The Central Trust Company, N.A).	D

10.5	First Refusal Agreement among the Company’s shareholders	B

10.5a	Waiver, Consent and Amendment Agreement dated May 7, 2002 (Amendment to First Refusal Agreement)	V

10.6	Loan Agreement between City of Scottsburg, Indiana and Multi-Color dated October 1, 1989 for $5,750,000	D

10.7	Trust Indenture securing County of Boone, Kentucky Industrial Building Revenue Bonds, Series 1989 dated as of December 1, 1989	D

10.8	Loan Agreement between County of Boone, Kentucky and Multi-Color for $3,250,000 dated as of December 1, 1989	D

10.9	Remarketing Agreement dated as of December 1, 1989 by and among the Company, The Ohio Company and The PNC Bank (Formerly The Central Trust Company, N.A.)	D

10.10	Remarketing Agreement dated October 1, 1989 by and among the Company, The Ohio Company and The PNC Bank (Formerly The Central Trust Company, N.A.)	D

10.11	Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National Association covering $3,250,000 County of Boone, Kentucky Industrial Building Revenue Bonds	C

10.12	Bond Purchase Agreement for $3,250,000 County of Boone, Kentucky Industrial Building Revenue Bonds Series 1989	C

10.14	Loan Agreement between the Company and City of Scottsburg, Indiana, dated as of April 1, 1997 for $3,000,000	E

10.28	Purchase Agreement to Sell dated February 26, 1999 by and between the Company and Indiana Properties, LLC	F

10.31	Asset Purchase Agreement, dated December 4, 1999, between MCC-Batavia, LLC and Leonard Z. Eppel, Receiver of the Assets of Buriot International, Inc.	K

10.33	Fourth Amended and Restated Credit, Reimbursement and Security Agreement as of June 6, 2000 among Multi-Color Corporation, PNC Bank, National Association and Keybank National Association	O

10.34	Asset Purchase Agreement, dated June 5, 2000, between Multi-Color Corporation, Uniflex, John Yamasaki, Meiwa Corporation and Ryohsei Plastics Industries, Co., Ltd.	N

10.35	Amendment to Credit Agreement dated February 8, 2001	P

10.36	Stock Purchase Agreement, dated October 25, 2001 between Multi-Color Corporation and Premiere Labels, Inc. and its shareholders	Q

10.37	Asset Purchase Agreement, dated May 31, 2002 between Multi-Color Corporation, Quick Pak, Inc. and Alexander and Deborah Buhayar	R

10.38	Amendment to Substituted Revolving Credit Note, dated May 31, 2002	T

10.39	Asset Purchase Agreement, dated November 18, 2002 between Multi-Color Corporation, Dennison Manufacturing Co., and Avery Dennison Corporation	S

10.40	Loan Agreement, dated November 7, 2003 between Multi-Color Corporation and Key Bank National Association	G

10.42	First Amendment to Credit Agreement dated December 30, 2003	G

MANAGEMENT CONTRACTS AND COMPENSATION PLANS

10.19	1992 Directors’ Stock Option Plan	B

10.20	401(k) Retirement Savings Plan and Trust	B

10.23	1997 Stock Option Plan	H

10.24	1998 Non-Employee Director Stock Option Plan of Multi-Color Corporation	I

10.25	Employment Agreement entered into March 16, 1998 by and between the Company and Steven G. Mulch	F

10.26	Employment Agreement entered into March 16, 1998 by and between the Company and Francis D. Gerace	F

10.27	Amendment to Employment Agreement dated May 18, 1999, to employment agreement dated as of March 16, 1998 among Multi-Color Corporation and Francis D. Gerace	F

10.29	1999 Long-Term Incentive Plan of Multi-Color Corporation dated as of January 19, 1999	L

10.41	2003 Stock Option Plan	U

21	Subsidiaries of the Company	G

23	Consent of Grant Thornton, LLP	G

31.1	Section 302 Certification – CEO	G

31.2	Section 302 Certification – CFO	G

32.1	Section 906 Certification – CEO	G

32.2	Section 906 Certification – CFO	G

A	Filed as an exhibit to the Form 10-K for the 1996 fiscal year and incorporated herein by reference.

B	Filed as an exhibit to Registration Statement #33-51772, filed September 10, 1992, and incorporated herein by reference.

C	Filed as an exhibit to the Form 10-K for the 1994 fiscal year and incorporated herein by reference.

D	Filed as an exhibit to the Form 10-K for the 1990 fiscal year and incorporated herein by reference.

E	Filed as an exhibit to the Form 10-K for the 1997 fiscal year and incorporated herein by reference.

F	Filed as an exhibit to the Form 10-K for the 1999 fiscal year and incorporated herein by reference.

G	Filed herewith.

H	Filed as an exhibit to the 1997 Proxy Statement and incorporated herein by reference.

I	Filed as an exhibit to the 1998 Proxy Statement and incorporated herein by reference.

J	Filed as an exhibit to the Form 10-K for the 1998 fiscal year and incorporated herein by reference.

K	Filed as an exhibit to the Form 8-K filed December 31, 1999 and incorporated herein by reference.

L	Filed as an exhibit to the 1999 Proxy Statement and incorporated herein by reference.

M	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 28, 1998 and incorporated herein by reference.

N	Filed as an exhibit to the Form 8-K filed June 20, 2000 and incorporated herein by reference.

O	Filed as an exhibit to the Form 10-K for the 2000 fiscal year and incorporated herein by reference.

P	Filed as an exhibit to the Form 10-K for the 2001 fiscal year and incorporated herein by reference.

Q	Filed as an exhibit to the Form 8-K filed November 8, 2001 and incorporated herein by reference.

R	Filed as an exhibit to the Form 8-K filed June 17, 2002 and incorporated herein by reference.

S	Filed as an exhibit to the Form 8-K filed February 3, 2003 and incorporated herein by reference.

T	Filed as an exhibit to the Form 10-K for the 2002 fiscal year and incorporated herein by reference.

U	Filed as an exhibit to the 2003 Proxy Statement and incorporated herein by reference.

V	Filed as an exhibit to the Form 10-K for the 2003 fiscal year and incorporated herein by reference.

(b)	Reports on Form 8-K

1. A report pursuant to item 7 of form 8-K was filed on January 16, 2004 to announce the Company’s fiscal year 2004 third quarter results for the period ending December 31, 2003.

2. A report pursuant to item 5 of Form 8-K was filed on March 2,2004 to announce a change in the management of the Company’s Packaging Services Division- Quick Pak due to the resignation of Gordon Bonfield, President of the Division.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION
Dated: June 24, 2004	(Registrant)

/s/ Francis D. Gerace
Francis D. Gerace
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Francis D. Gerace Francis D. Gerace	President, Chief Executive Officer and Director (Principal Executive Officer)	June 24, 2004

/s/ Dawn H. Bertsche Dawn H. Bertsche	Vice President Finance, Chief Financial Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)	June 24, 2004

/s/ Lorrence T. Kellar Lorrence T. Kellar	Chairman of the Board of Directors	June 24, 2004

/s/ Charles B. Connolly Charles B. Connolly	Director	June 24, 2004

/s/ Gordon B. Bonfield, III Gordon B. Bonfield, III	Director	June 24, 2004

/s/ David H. Pease, Jr. David H. Pease, Jr.	Director	June 24, 2004

/s/ Roger A. Keller Roger A. Keller	Director	June 24, 2004

/s/ Robert R. Buck Robert R. Buck	Director	June 24, 2004