Form 10-Q
period 2004-06-30
MULTI COLOR CORP
filed 2004-08-12
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Common shares, no par value – 6,327,246 (as of August 2, 2004)

MULTI-COLOR CORPORATION

FORM 10-Q

Item 1. Financial Statements

MULTI-COLOR CORPORATION

Condensed Consolidated Balance Sheets

(Thousands)

	June 30, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,325	$1,464
Accounts receivable, net	13,819	15,431
Inventories	8,993	7,719
Deferred tax asset	455	455
Prepaid and refundable income taxes	256	931
Prepaid expenses and other	474	461

Total current assets	25,322	26,461

Property, plant and equipment, net	34,651	33,207

Goodwill	11,759	11,759

Intangible assets, net	756	879

Other	87	141

Total assets	$72,575	$72,447

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4,521	$5,913
Current portion of capital lease obligations	2	9
Accounts payable	5,866	8,666
Accrued liabilities	3,229	3,990

Total current liabilities	13,618	18,578

Long-term debt, excluding current portion	19,313	15,553

Capital lease obligations, excluding current portion	—	—

Deferred tax liability	4,919	4,919

Deferred compensation	454	428

Total liabilities	38,304	39,478

Shareholders’ equity:
Common stock, no par value, $.10 stated value	300	291
Paid-in capital	12,921	12,740
Treasury stock, at cost	(119)	(119)
Retained earnings	21,169	20,057

Total shareholders’ equity	34,271	32,969

Total liabilities and shareholders’ equity	$72,575	$72,447

The accompanying notes are an integral part of this financial information.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Thousands except per share amounts)

	Three Months Ended
	June 30, 2004	June 30, 2003
Net sales	$28,750	$29,107

Cost of goods sold	24,023	23,415

Gross profit	4,727	5,692

Selling, general and administrative expenses	2,667	2,514

Operating income	2,060	3,178

Other (income) expense, net	68	157

Interest expense	193	369

Income before income taxes	1,799	2,652
Income taxes	684	1,024

Net income	$1,115	$1,628

Basic earnings per share	$0.18	$0.27

Diluted earnings per share	$0.17	$0.25

Average number of common shares outstanding:
Basic	6,168	5,938

Diluted	6,594	6,504

Certain prior year amounts have been reclassified to conform with current year reporting.

The accompanying notes are an integral part of this financial information.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Thousands)

	Three Months Ended
	June 30, 2004	June 30, 2003
NET CASH USED IN OPERATING ACTIVITIES	$(319)	$(1,395)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,552)	(623)
Proceeds from sale of property, plant and equipment	—	195

Net cash used in investing activities	(2,552)	(428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,282)	(1,235)
Proceeds from issuance of long-term debt	3,650	—
Repayment of capital lease obligations	(7)	(10)
Proceeds relating to issuance of common stock, net	371	21

Net cash provided by (used in) financing activities	2,732	(1,224)

Net increase (decrease) in cash	(139)	(3,047)
Cash, beginning of period	1,464	4,109

Cash, end of period	$1,325	$1,062

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$95	$231
Income taxes paid	$18	$2

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

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share (“EPS”) and Diluted EPS computations (shares in thousands):

	Three Months Ended June 30,
	2004	2003
Basic EPS	6,168	5,938
Effect of dilutive stock options	426	566

Diluted EPS	6,594	6,504

All share amounts have been adjusted to reflect the three for two stock split payable on November 30, 2003.

3.	Inventories:

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market and are comprised of the following:

	June 30, 2004	March 31, 2004
Finished Goods	$3,876	$4,295
Work in Process	1,167	1,046
Raw Materials	3,950	2,378

	$8,993	$7,719

4.	Debt:

In May 2004, the Company entered into an interest rate swap agreement with PNC Bank National Association (PNC). The Company pays interest on a $5 million notional amount at a fixed rate of 3.845%. PNC pays interest based on the LIBOR rate. The Company utilizes this derivative instrument to hedge exposure to changes in interest rates. The Company accounts for this derivative instrument under the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

The Company entered into its current credit agreement with PNC Bank, Key Bank, LaSalle Bank and Harris Trust and Savings Bank on June 30, 2004. The Company has available under its Revolving Credit Agreement $10,000 at June 30, 2004 to provide for additional cash needs. The credit agreement provides for a revolving line of credit up to a maximum of $10,000 and an acquisition facility of $20,000. Under the terms of the credit agreement, the Company is subject to several financial covenants. The financial covenants require the Company to maintain certain leverage and fixed charge ratios as well as maintain a minimum tangible net worth. The credit agreement expires in June 2007.

5.	Stock Options:

As of June 30, 2004, 542 of the authorized but unissued common shares were reserved for future issuance to key employees and directors under the Company’s qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant. To the extent not exercised, options will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three to five year period.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for the three months ended June 30, 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,
	2004	2003
Net income - as reported	$1,115	$1,628
Stock-based compensation expense determined under the fair value method for all awards, net of income tax benefits	72	78

Net income - proforma	$1,043	$1,550

Net income per common and common equivalent share - as reported
Basic	$0.18	$0.27
Diluted	$0.17	$0.25

Net Income per common and common equivalent share - proforma
Basic	$0.17	$0.26
Diluted	$0.16	$0.24

6.	Plant Exit Activity and Impairment Loss on Long-Lived Assets

In December 2003, the Company announced the manufacturing consolidation plan that involved consolidating the operations of the Las Vegas facility into other existing facility operations and the closure of the Las Vegas facility. As a result of the plant closure, total charges amounted to $1.1 million and were fully recorded in fiscal year 2004. Total severance costs of $77 were included in plant closure costs and these costs have been paid in full at June 30, 2004.

7.	Segment Information:

The Company operates in two segments within the packaging industry: Decorating Solutions and Packaging Services. The Decorating Solutions Segment’s primary operations involve the printing of labels while the Packaging Services Segment provides promotional packaging, assembling and fulfillment services. Both segments sell to major consumer product companies.

Financial information by operating segment is as follows:

	Three Months Ended June 30,
	2004	2003
Sales:
Decorating Solutions	$24,495	$25,898
Packaging Services	4,255	3,209

	$28,750	$29,107

Income before income taxes:
Decorating Solutions	$2,325	$3,172
Packaging Services	402	134
Corporate expenses	(928)	(654)

	$1,799	$2,652

Capital expenditures:
Decorating Solutions	$1,910	$451
Packaging Services	450	135
Corporate	192	37

	$2,552	$623

Depreciation and amortization:
Decorating Solutions	$1,032	$939
Packaging Services	98	80
Corporate	16	17

	$1,146	$1,036

Total assets:
Decorating Solutions	$59,670	$56,437
Packaging Services	9,108	8,138
Corporate	3,797	1,466

	$72,575	$66,041

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

Consolidated net sales were relatively flat as compared to the same quarter in the prior year. Our Packaging Services Segment continues to experience significant sales growth but this growth was offset by a decline in sales within our Decorating Solutions Segment. We experienced a delay in orders from one of our major customers during the quarter. However, we expect to make up this sales shortfall in the next quarter and throughout the remainder of the year. Our quarter was also negatively impacted by the operating inefficiencies that occurred at our Scottsburg, Indiana facility. During last fiscal year, we closed our Las Vegas, Nevada facility and moved the business into our Scottsburg facility. The integration of this business extended into our fiscal year 2005. We had previously expected that all integration issues would have been completed by March 31, 2004. Our management team has been working diligently to address the integration and operating issues at our Scottsburg facility and has made improvements aimed at optimal efficiency and productivity at this facility.

The label markets we serve through our Decorating Solutions Segment continue to experience a competitive environment and price pressures. We have initiated many cost reduction programs to meet the demands of the market while minimizing the impact on our margins. We continually search for ways to reduce our costs through improved production and labor efficiencies, reduced substrate waste, new substrate options and lower substrate pricing. We completed several Six Sigma projects in fiscal 2004 to focus on these efforts and are continuing these types of projects in fiscal 2005.

Over the past four years, we have made progress in expanding our customer base and portfolio of products, services and manufacturing locations in order to address issues related to the concentration of business. We continue to examine business strategies to diversify our business.

During the quarter, we also continued the installation of a new press at our Scottsburg facility. This press is expected to be operational during our second quarter. We have also started the implementation process of a new integrated business enterprise system to replace our current information systems and to support our information needs. A new credit facility was also signed during the quarter with our existing bank group. The new credit facility gives us expanded borrowing capabilities and an acquisition facility.

Results of Operations

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

	June 30,		$ Change	% Change
Net Sales	2004	2003
Consolidated Net Sales	$28,750	$29,107	$(357)	(1)%
Decorating Solutions Segment	$24,495	$25,898	$(1,403)	(5)%
Packaging Services Segment	$4,255	$3,209	$1,046	33%

The Packaging Services Segment’s sales increased for the three months ended June 30, 2004 as compared to the same period of the prior year due to increased sales with existing customers. The Decorating Solutions Segment experienced decreased revenues from the first quarter of last year primarily due to a delay in orders from a major customer. This sales shortfall is expected to be made up in the second quarter and throughout the remainder of our fiscal year.

	June 30,		$ Change	% Change
Gross Profit	2004	2003
Consolidated Gross Profit	$4,727	$5,692	$(965)	(17)%
% of Sales	16%	20%
Decorating Solutions Segment	$4,277	$5,327	$(1,050)	(20)%
% of Sales	17%	21%
Packaging Services Segment	$450	$365	$85	23%
% of Sales	11%	11%

Consolidated gross profit decreased $965 as compared to the same period in the prior year as a result of the decrease in sales and operating inefficiencies in the Decorating Solutions Segment. Consolidated gross profit as a percentage of sales has decreased from last year. The decrease in the Decorating Solutions Segment’s gross profit as a percentage of sales is a result of operating inefficiencies at our Scottsburg, Indiana facility that developed after the consolidation of the Las Vegas shrink sleeve business. The integration of this business took longer than previously expected. The increase in the Packaging Services Segment’s gross profit is a result of increased volume.

	June 30,		$ Change	% Change
	2004	2003
Selling, General and Administrative
Consolidated SGA	$2,667	$2,514	$153	6%
% of Sales	9%	9%

Selling, general and administrative expenses increased due to expenses related to our compliance with the internal control requirements of Sarbanes-Oxley.

	June 30,		$ Change	% Change
	2004	2003
Interest Expense
Interest Expense	$193	$369	$(176)	(48)%

Interest expense decreased as compared to the same period in the prior year as a result of the continued pay down of debt. A portion of the decrease in interest expense relates to the interest savings realized in conjunction with the November 2003 purchase of the Scottsburg, Indiana facility property. We previously leased this facility and had recorded the lease as a capital lease. A term loan for $3,600 was obtained in order to finance the purchase. We have also experienced lower interest rates compared to the same period of the prior year.

	June 30,		% Change	% Change
	2004	2003
Income Tax Expense
Income Tax Expense	$684	$1,024	$(340)	$(33)%

Income tax expense decreased $340 as compared to the same period in the prior year primarily due to the related decrease in net income and decrease in the effective tax rate. The effective tax rate for the three months ended June 30, 2004 was 37.5% as compared to 39% for the same period in the prior year. The effective tax rate decreased primarily as a result of Multi-Color earning and recognizing state investment tax credits.

Liquidity and Capital Resources

Through the three months ended June 30, 2004 net cash used in operating activities was $319 as compared to $1,395 in the same period of the prior year. The change is due primarily to a decrease in accounts receivable offset by an increase in inventory and a decrease in accounts payable. We had record sales in the fourth quarter of fiscal 2004 that resulted in strong cash collections and increased payable disbursements for material costs in the quarter ending June 30, 2004. Inventory levels were increased during the quarter ending June 30, 2004 in order to meet customer requirements.

We intend to make capital expenditures of approximately $5,000 during fiscal 2005, consisting primarily of completing purchases related to a new printing press and the installation of a new business enterprise system that started in fiscal 2004 as well as other plant equipment. We believe that cash flows from operations and availability under the revolving line of credit are sufficient to meet our capital requirements and debt service requirements for the next twelve months.

From time to time we review potential acquisitions of businesses. While there are no present commitments to acquire any businesses that would have a material impact on our financial position or results of operations, such acquisitions may require us to issue additional equity or incur additional debt.

We have available under our Revolving Credit Agreement $10,000 at June 30, 2004 to provide for additional cash needs. We entered into this current credit agreement with PNC Bank, Key Bank, LaSalle Bank and Harris Trust and Savings Bank on June 30, 2004. The credit agreement provides for a revolving line of credit up to a maximum of $10,000 and an acquisition facility of $20,000. Under the terms of the credit agreement, we are subject to several financial covenants. The financial covenants require us to maintain certain leverage and fixed charge ratios as well as maintain a minimum tangible net worth. We are prohibited from declaring dividends on the common stock of Multi-Color under the agreement. The credit agreement expires in June 2007. As part of our new credit agreement, we received funds from the above bank group which will be used to pay down other debt in our second quarter.

We believe that we have both sufficient short and long term liquidity financing. We had a working capital position of $11,704 and $7,983 at June 30, 2004 and 2003, respectively. At June 30, 2004, we were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations ($ in thousands)

The following table summarizes Multi-Color’s contractual obligations as of June 30, 2004:

Aggregated Information about Contractual Obligations and Other Commitments:

June 30, 2004	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$23,834	$4,521	$3,979	$3,979	$4,620	$1,140	$5,595
Rent due under Capital Lease Obligations	2	2	—	—	—	—	—
Rent due under Operating Leases	8,864	1,116	1,336	950	799	834	3,829
Other Long-Term Obligations	None
Unconditional Purchase Obligations	None

Total Contractual Cash Obligations	$32,700	$5,639	$5,315	$4,929	$5,419	$1,974	$9,424

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosure made on this matter in the Company’s Form 10-K for the year ended March 31, 2004.

Item 4. C ontrols and Procedures

The Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

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

Part II - Other Information

Item	1. Legal Proceedings – None

Item	2. Changes in Securities – None

Item	3. Defaults upon Senior Securities – None

Item	4. S ubmission of Matters to a Vote of Security Holders - None

Item	5. Other Information – None.

Item	6. E xhibits and Reports on Form 8-K

(a)	Exhibits:

10.43	Second Amendment to Credit Agreement dated June 30, 2004

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

1.	A report pursuant to Item 12 of Form 8-K was filed on May 6, 2004 to announce the Company’s results of operations for the fourth quarter and fiscal year ending March 31, 2004.

2.	A report pursuant to Item 5 of Form 8-K was filed on June 28, 2004 to announce the Company’s preliminary outlook of financial results for the first quarter ending June 30, 2004.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: August 12, 2004	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Vice President Finance,
Chief Financial Officer