Form 10-Q
period 2004-09-30
MULTI COLOR CORP
filed 2004-11-15
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Common shares, no par value – 6,328,746 (as of November 11, 2004)

MULTI-COLOR CORPORATION

FORM 10-Q

Item 1. Financial Statements

MULTI-COLOR CORPORATION

Condensed Consolidated Balance Sheets

(Thousands)

	September 30, 2004	March 31, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash	$3,238	$1,464
Accounts receivable, net	15,349	15,431
Inventories	8,083	7,719
Deferred tax asset	527	455
Prepaid and refundable income taxes	—	931
Prepaid expenses and other	313	461

Total current assets	27,510	26,461

Property, plant and equipment, net	34,690	33,207

Goodwill	11,759	11,759

Intangible assets, net	775	879

Other	58	141

Total assets	$74,792	$72,447

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$4,079	$5,913
Current portion of capital lease obligations	4	9
Accounts payable	6,487	8,666
Accrued liabilities	4,309	3,990

Total current liabilities	14,879	18,578

Long-term debt, excluding current portion	18,073	15,553

Capital lease obligations, excluding current portion	4	—

Deferred tax liability	5,060	4,919

Deferred compensation	492	428

Total liabilities	38,508	39,478

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, $.10 stated value	309	291
Additional paid-in capital	13,301	12,740
Treasury stock, at cost	(119)	(119)
Accumulated other comprehensive loss	(56)	—
Retained earnings	22,849	20,057

Total shareholders’ equity	36,284	32,969

Total liabilities and shareholders’ equity	$74,792	$72,447

See accompanying Notes to Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Thousands except per share amounts)

	Three Months Ended
	September 30, 2004	September 30, 2003
Net sales	$31,735	$31,569

Cost of goods sold	26,109	25,907

Gross profit	5,626	5,662

Selling, general and administrative expenses	2,758	2,667

Operating income	2,868	2,995

Other (income) expense, net	(45)	(177)

Interest expense	223	328

Income before income taxes	2,690	2,844
Income taxes	1,009	1,180

Net income	$1,681	$1,664

Basic earnings per share	$0.27	$0.28

Diluted earnings per share	$0.25	$0.25

Average number of common shares outstanding:
Basic	6,324	5,978

Diluted	6,606	6,589

Certain prior year amounts have been conformed to the current year presentation.

See accompanying Notes to Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Thousands except per share amounts)

	Six Months Ended
	September 30, 2004	September 30, 2003
Net sales	$60,485	$60,676

Cost of goods sold	50,132	49,322

Gross profit	10,353	11,354

Selling, general and administrative expenses	5,508	5,181

Operating income	4,845	6,173

Other (income) expense, net	(60)	(20)
Interest expense	416	697

Income before income taxes	4,489	5,496

Income taxes	1,694	2,204

Net income	$2,795	$3,292

Basic earnings per share	$0.45	$0.55

Diluted earnings per share	$0.42	$0.50

Average number of common shares outstanding:
Basic	6,247	5,961

Diluted	6,600	6,549

Certain prior year amounts have been conformed to the current year presentation.

See accompanying Notes to Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Thousands)

	Six Months Ended
	September 30, 2004	September 30, 2003
NET CASH PROVIDED BY OPERATING ACTIVITIES	$3,921	$1,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,602)	(1,417)
Acquisition of business, net of cash received	—	(495)
Proceeds from sale of property, plant and equipment	11	202

Net cash used in investing activities	(3,591)	(1,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(2,964)	(2,265)
Proceeds from issuance of long-term debt	3,650	—
Repayment of capital lease obligations	(1)	(21)
Proceeds relating to issuance of common stock, net	759	153

Net cash provided by (used in) financing activities	1,444	(2,133)

Net increase (decrease) in cash	1,774	(1,863)
Cash, beginning of period	1,464	4,109

Cash, end of period	$3,238	$2,246

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$160	$497
Income taxes paid	$62	$2,151

Acquisition accounted for as a purchase:
Assets acquired	$—	$1,151
Liabilities assumed	—	—
Note payable	—	(656)

Net cash paid	$—	$495

See accompanying Notes to Consolidated Financial Statements.

MULTI-COLOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

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

2. Net Income Per Share Data:

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share (“EPS”) and Diluted EPS computations (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Basic EPS	6,324	5,978	6,247	5,961
Effect of dilutive stock options	282	611	353	588
Diluted EPS	6,606	6,589	6,600	6,549

3. Inventories:

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market and are comprised of the following:

	September 30, 2004	March 31, 2004
Raw Materials	$3,291	$2,378
Work in Process	1,300	1,046
Finished Goods	3,492	4,295

	$8,083	$7,719

4. Debt:

In May 2004, the Company entered into an interest rate swap agreement with PNC Bank (“PNC”). The Company pays interest on a $5 million notional amount at a fixed rate of 3.845%. PNC pays interest based on the LIBOR rate. The Company utilizes this derivative instrument to hedge exposure to changes in interest rates. The Company accounts for this derivative instrument under the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The fair value of this instrument at September 30, 2004 is a liability of $56. This amount is also reflected in comprehensive income (see note 5 below).

The Company entered into its current credit agreement with PNC, Key Bank, LaSalle Bank and Harris Trust and Savings Bank on June 30, 2004. The Company has available under its Revolving Credit Agreement $10,000 at September 30, 2004 to provide for additional cash needs. The credit agreement provides for a revolving line of credit up to a maximum of $10,000 and an acquisition facility of $20,000. Under the terms of the credit agreement, the Company is subject to several financial covenants. The financial covenants require the Company to maintain certain leverage and fixed charge ratios as well as maintain a minimum tangible net worth. The credit agreement expires in June 2007.

5. Comprehensive Income:

Total comprehensive income is comprised of net earnings and the impact of a cash flow hedge (described in note 4 above). Total comprehensive income for the three and six months ended September 30, 2004 was $1,625 and $2,739, respectively. There were no comprehensive income items other than net earnings for the related periods in fiscal year 2004.

6. Stock Options:

As of September 30, 2004, 516,375 of the authorized but unissued common shares were reserved for future issuance to key employees and directors under the Company’s qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant. To the extent not exercised, options will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three to five year period.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for the three and six months ended September 30, 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income - as reported	$1,681	$1,664	$2,795	$3,292
Stock-based compensation expense determined under the fair value method for all awards, net of income tax benefits	77	78	148	156

Net income - proforma	$1,604	$1,586	$2,647	$3,136

Net income per common and common equivalent share - as reported
Basic	$0.27	$0.28	$0.45	$0.55
Diluted	$0.25	$0.25	$0.42	$0.50

Net Income per common and common equivalent share - proforma
Basic	$0.25	$0.27	$0.42	$0.53
Diluted	$0.24	$0.24	$0.40	$0.48

7. Segment Information:

The Company operates in two segments within the packaging industry: Decorating Solutions and Packaging Services. The Decorating Solutions Segment’s primary operations involve the printing of labels while the Packaging Services Segment provides promotional packaging, assembling and fulfillment services. Both segments sell to major consumer product companies.

Financial information by operating segment is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Sales:
Decorating Solutions	$25,094	$25,746	$49,588	$51,644
Packaging Services	6,642	5,823	10,897	9,032

	$31,736	$31,569	$60,485	$60,676

Income before income taxes:
Decorating Solutions	$2,276	$2,687	$4,600	$5,859
Packaging Services	1,128	808	1,530	942
Corporate expenses	(713)	(651)	(1,641)	(1,305)

	$2,691	$2,844	$4,489	$5,496

Capital expenditures:
Decorating Solutions	$533	$485	$2,443	$936
Packaging Services	232	268	682	403
Corporate	285	41	477	78

	$1,050	$794	$3,602	$1,417

Depreciation and amortization:
Decorating Solutions	$997	$969	$1,983	$1,908
Packaging Services	109	99	207	179
Corporate	16	18	32	35

	$1,122	$1,086	$2,222	$2,122

Total assets:
Decorating Solutions			$57,252	$55,481
Packaging Services			11,596	10,964
Corporate			5,944	2,763

			$74,792	$69,208

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands)

Executive Overview

We provide a wide range of products and services for the packaging needs of our customers through two segments. Our Decorating Solutions Segment provides a complete line of label solutions for consumer product and food and beverage companies. Our Packaging Services Segment provides promotional packaging design, sourcing and custom assembly services to consumer product companies and national retailers. Our vision is to be a premier global resource of decorating solutions and packaging services. Currently, our customers are located throughout North and South America. We monitor and analyze trends in the packaging industry in order to ensure that we are providing appropriate products and services to our customers. Factors that influence our business are: consumer spending; new product introductions; new packaging technologies and demographics.

Consolidated net sales increased slightly as compared to the same quarter in the prior year. Our Packaging Services Segment continues to experience significant sales growth but this growth was offset by a decline in sales within our Decorating Solutions Segment. Reduced demand from a major beverage customer and some personal care customers was partially offset by a partial recovery of orders from a significant customer that had been postponed in the first quarter of fiscal 2005.

The label markets we serve through our Decorating Solutions Segment continue to experience a competitive environment and price pressures. We have initiated many cost reduction programs to meet the demands of the market while minimizing the impact on our margins. We continually search for ways to reduce our costs through improved production and labor efficiencies, reduced substrate waste, new substrate options and lower substrate pricing. We completed several Six Sigma projects in fiscal 2004 to focus on these efforts and are continuing these types of projects in fiscal 2005. During the quarter, we began receiving raw material price increase notifications from key suppliers in our Decorating Solutions Segment. We will attempt to recover these increases through price increases on affected products.

Over the past four years, we have made progress in expanding our customer base and portfolio of products, services and manufacturing locations in order to address issues related to the concentration of business. We continue to examine business strategies to diversify our business.

During the last month of the quarter, we completed the installation of a new press at our Scottsburg facility. This press is now fully operational. We are also continuing the implementation process of a new integrated business enterprise system to replace our current information systems and to support our information needs. Our first plant went “live” on the new enterprise system at the start of our third quarter. We also hired several new associates in critical management roles for our company – Ed Allen, President Packaging Services Segment, Frank Graziano, Vice President-Operations, Decorating Solutions Segment, Dominic Picciuto, Division Controller, Decorating Solutions Segment and Bob Fien, Plant Manager of our Scottsburg, Indiana facility. We continue to strengthen the human resource side of our business and our leadership team.

Results of Operations

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net Sales

	Three Months Ended September 30,		$ Change	%
	2004	2003
Consolidated Net Sales	$31,735	$31,569	$166	1%
Decorating Solutions Segment	$25,094	$25,747	$(653)	-3%
Packaging Services Segment	$6,642	$5,822	$820	14%

Consolidated net sales increased slightly for the three months ended September 30, 2004 as compared to the same period of the prior year. The Packaging Services Segment continues to experience strong sales growth with existing customers. The Decorating Solutions Segment’s sales decreased from the same quarter of last year primarily due to decrease in demand from a major beverage customer along with decreased demand from several personal care customers. These decreases in demand were partially offset by a partial recovery of orders from a significant customer that had been delayed from the first quarter of fiscal 2005.

The sales from our Decorating Solutions Segment have not met our expectations for the past two quarters of our fiscal year. As a result, we have made significant changes in this Segment’s sales organization. We believe that these changes, along with anticipated stronger demand, will contribute to improved sales performance for the Segment in the remainder of our fiscal year.

Gross Profit

	Three Months Ended September 30,		$ Change	% Change
	2004	2003
Consolidated Gross Profit	$5,626	$5,662	$(36)	-1%
% of Sales	18%	18%
Decorating Solutions Segment	$4,227	$4,603	$(376)	-8%
% of Sales	17%	18%
Packaging Services Segment	$1,399	$1,059	$340	32%
% of Sales	21%	18%

Consolidated gross profit remained relatively flat as compared to the same period in the prior year. Consolidated gross profit as a percentage of sales has also remained constant. The decrease in the Decorating Solutions Segment’s gross profit as a percentage of sales is a result of some continued operating inefficiencies at our Scottsburg, Indiana facility that developed after the consolidation of the Las Vegas shrink sleeve business. The integration of this business took longer than previously expected and extended into the second quarter. The decline in the gross profit is also related to volume and business mix issues. During the quarter, we began receiving raw material price increase notifications from key suppliers but these price increases did not significantly impact the results for the quarter. We will attempt to recover these increases through price increases on affected products. The increase in the Packaging Services Segment’s gross profit is a result of increased volume and strong operating performance.

Selling, General

and Administrative

	Three Months Ended September 30,		$ Change	% Change
	2004	2003
Consolidated SGA	$2,758	$2,667	$91	3%
% of Sales	9%	8%

Selling, general and administrative expenses increased due to recruiting and relocation expenses incurred related to management changes made during the quarter.

Interest Expense

	Three Months Ended September 30,		$ Change	% Change
	2004	2003
Interest Expense	$223	$328	$(105)	-32%

Interest expense continues to decrease as a result of the pay down of debt. A portion of the decrease in interest expense relates to the interest savings realized in conjunction with the November 2003 purchase of the Scottsburg, Indiana facility property. We previously leased this facility and had recorded the lease as a capital lease. A term loan for $3,600 was obtained in order to finance the purchase.

Income Tax

	Three Months Ended September 30,		$ Change	% Change
	2004	2003
Income Tax Expense	$1,010	$1,180	$(170)	-14%

Income tax expense decreased as compared to the same period in the prior year due to the decrease in the effective tax rate. The effective tax rate for the three months ended September 30, 2004 was 37.5% as compared to 41.5% for the same period in the prior year. The effective tax rate decreased as a result of a lower estimated effective state tax rate.

Six Months Ended September 30, 2004 Compared to the Six Months Ended September 30, 2003

Net Sales

	Six Months Ended September 30,
	2004	2003	$ Change	% Change
Consolidated Net Sales	$60,485	$60,676	$(191)	0%
Decorating Solutions Segment	$49,588	$51,644	$(2,056)	-4%
Packaging Services Segment	$10,897	$9,032	$1,865	21%

Consolidated net sales decreased slightly for the six months ended September 30, 2004 as compared to the same period in the prior year as a result of decreases in the Decorating Solutions Segment’s sales. The Packaging Services Segment continues to experience significant sales growth with existing customers while the Decorating Solutions Segment has encountered reduced demand from several customers during the period coupled with a postponement of orders from a significant customer. The Decorating Solutions Segment did see a partial recovery of these orders from the significant customer in the second quarter and expects to see the recovery continue into the third quarter.

Gross Profit

	Six Months Ended September 30,
	2004	2003	$ Change	% Change
Consolidated Gross Profit	$10,353	$11,354	$(1,001)	-9%
% of Sales	17%	19%
Decorating Solutions Segment	$8,504	$9,930	$(1,426)	-14%
% of Sales	17%	19%
Packaging Services Segment	$1,849	$1,424	$425	30%
% of Sales	17%	16%

Consolidated gross profit decreased as compared to the same period in the prior year as a result of the decrease in sales in the Decorating Solutions Segment and as a result of the operating inefficiencies at our Scottsburg, Indiana facility that developed after the consolidation of the Las Vegas shrink sleeve business. The integration of this business took longer than previously expected and extended into the second quarter of the current fiscal year. The decline in the gross profit is also related to volume and business mix issues. The Packaging Services Segment’s gross profit percentage of sales for the six months ended September 30, 2004 increased due to increase volume and increased productivity.

Selling, General

and Administrative

	Six Months Ended September 30,		$ Change	% Change
	2004	2003
Consolidated SGA	$5,508	$5,181	$327	6%
% of Sales	9%	8%

Selling, general and administrative expenses increased due to recruiting and relocation expenses incurred related to management changes made during the period as well as expenses of approximately $200 during the period related to our compliance with the internal control requirements of Sarbanes-Oxley.

Interest Expense

	Six Months Ended September 30,		$ Change	% Change
	2004	2003
Interest Expense	$416	$697	$(281)	-40%

Interest expense decreased as compared to the same period in the prior year due to the continued paydown of debt. A portion of the decrease in interest expense relates to the interest savings realized in conjunction with the November 2003 purchase of the Scottsburg, Indiana facility property. We previously leased this facility and had recorded the lease as a capital lease. A term loan for $3,600 was obtained in order to finance the purchase.

Income Tax

	Six Months Ended September 30,		$ Change	% Change
	2004	2003
Income Tax Expense	$1,694	$2,204	$(510)	-23%

Income tax expense decreased as compared to the same period in the prior year due to the related decrease in net income and a decrease in the effective tax rate. The effective tax rate for the six months ended September 30, 2004 was 37.7% as compared to 40.1% for the six months ended September 30, 2003. The effective tax rate decreased as a result of a lower estimated effective state tax rate.

Liquidity and Capital Resources

Through the six months ended September 30, 2004 net cash provided by operating activities was $3,921 as compared to $1,980 in the same period of the prior year. Accounts receivable and collection efforts remained steady during the current period while in the same period in the prior year accounts receivable increased significantly due to the sales growth experienced during that period and thus reduced the amount of cash generated.

Net cash used in investing activities was $3,591 for the period as compared to $1,710 in the same period in the prior year. Increased capital expenditures were made during the current period relating to the new press installed in our Scottsburg, Indiana facility and relating to the installation of a new enterprise-wide information system.

Net cash of $1,444 was provided from financing activities for the period as compared to cash used of $2,133 for the same period in the prior year. We continue to pay down our long term debt and during the current period we received additional funding from the credit agreement that we entered into on June 30, 2004. We used this new funding to pay down other short and long term debt.

We intend to make total capital expenditures of approximately $5,000 during fiscal 2005, consisting primarily of purchases related to a new printing press for our Scottsburg, Indiana facility and the installation of a new enterprise-wide information system that started in fiscal 2004 as well as other plant equipment. We believe that cash flows from operations and availability under the revolving line of credit are sufficient to meet our capital requirements and debt service requirements for the next twelve months.

While there are no present commitments to acquire any businesses, we are reviewing potential acquisitions of businesses. Such acquisitions may require us to issue additional equity or incur additional debt.

We have available under our Revolving Credit Agreement $10,000 at September 30, 2004 to provide for additional cash needs. We entered into this current credit agreement with PNC Bank, Key Bank, LaSalle Bank and Harris Trust and Savings Bank on June 30, 2004. The credit agreement provides for a revolving line of credit up to a maximum of $10,000 and an acquisition facility of $20,000. Under the terms of the credit agreement, we are subject to several financial covenants. The financial covenants require us to maintain certain leverage and fixed charge ratios as well as maintain a minimum tangible net worth. We are prohibited from declaring dividends on the common stock of Multi-Color under the agreement. The credit agreement expires in June 2007. As part of our new credit agreement, we received funds from the above bank group which were used to pay down other debt during the second quarter.

We believe that we have both sufficient short and long term liquidity financing. We had a working capital position of $12,631 and $8,327 at September 30, 2004 and 2003, respectively. At September 30, 2004, we were in compliance with our loan covenants and current in our principal and interest payments on all debt.

The following table summarizes the Company’s contractual obligations as of September 30, 2004:

Contractual Obligations ($ in thousands)

Aggregated Information about Contractual Obligations and Other Commitments:

September 30, 2004	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 Years
Long-Term Debt	$22,152	$4,079	$3,979	$3,979	$4,620	$1,140	$4,355
Rent Capital Lease	8	4	4
Rent Operating Leases	8,671	858	1,401	950	799	834	3,829

Total Contractual Obligations	$30,831	$4,941	$5,384	$4,929	$5,419	$1,974	$8,184

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosure made on this matter in the Company’s Form 10-K for the year ended March 31, 2004.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Part II - Other Information

Item 1. Legal Proceedings – None

Item 2 Changes in Securities – None

Item 3 Defaults upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on August 19, 2004. At the meeting, the shareholders voted on the following items:

1. Election of the following directors:

	Votes for	Votes withheld
Robert R. Buck	5,173,952	75,092
Charles B. Connolly	5,149,917	99,127
Francis D. Gerace	5,175,200	73,844
Lorrence T. Kellar	5,041,267	207,777
Roger A. Keller	5,149,239	99,805
David H. Pease, Jr.	5,170,947	78,097

2. Ratification of the appointment of Grant Thornton LLP as the Company’s independent public accountants for fiscal 2005 (5,232,961 votes for, 8,308 votes against, 7,775 votes withheld).

Item 5. Other Information – None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

1.	A report pursuant to Item 12 of Form 8-K was filed on July 22, 2004 to announce the Company’s results of operations for the first quarter ending June 30, 2004.

2.	A report pursuant to Item 5 of Form 8-K was filed on August 16, 2004 to announce the hiring of Ed Allen, President-Packaging Services Division.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: November 15, 2004	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Vice President Finance,
Chief Financial Officer