Form 10-Q
period 2004-12-31
MULTI COLOR CORP
filed 2005-02-14
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Common shares, no par value – 6,342,696 (as of February 3, 2005)

MULTI-COLOR CORPORATION

FORM 10-Q

Item 1. Financial Statements

MULTI-COLOR CORPORATION

Condensed Consolidated Balance Sheets

(Thousands)

	December 31, 2004	March 31, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash	$6,774	$1,464
Accounts receivable, net	14,154	15,431
Inventories	8,655	7,719
Deferred tax asset	556	455
Prepaid and refundable income taxes	—	931
Prepaid expenses and other	675	461

Total current assets	30,814	26,461

Property, plant and equipment, net	34,439	33,207

Goodwill	11,759	11,759

Intangible assets, net	650	879

Other	58	141

Total assets	$77,720	$72,447

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$4,079	$5,913
Current portion of capital lease obligations	4	9
Accounts payable	6,223	8,666
Accrued liabilities	4,886	3,990

Total current liabilities	15,192	18,578

Long-term debt, excluding current portion	17,353	15,553

Capital lease obligations, excluding current portion	4	—

Deferred tax liability	5,131	4,919

Deferred compensation	477	428

Total liabilities	38,157	39,478

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, $.10 stated value	311	291
Additional paid-in capital	14,230	12,740
Treasury stock, at cost	(119)	(119)
Accumulated other comprehensive loss	(16)	—
Retained earnings	25,157	20,057

Total shareholders’ equity	39,563	32,969

Total liabilities and shareholders’ equity	$77,720	$72,447

See accompanying Notes to Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Thousands except per share amounts)

	Three Months Ended
	December 31, 2004	December 31, 2003
Net sales	$33,687	$33,029

Cost of goods sold	26,962	27,217

Gross profit	6,725	5,812

Selling, general and administrative expenses	2,818	2,666
Plant closure costs	—	39
Impairment loss on long - lived assets	—	199

Operating income	3,907	2,908

Other (income) expense, net	(20)	(38)

Interest expense	218	231

Income before income taxes	3,709	2,715

Income taxes	1,403	1,098

Net income	$2,306	$1,617

Basic earnings per share	$0.36	$0.27

Diluted earnings per share	$0.35	$0.24

Average number of common shares outstanding:
Basic	6,338	6,019

Diluted	6,619	6,651

Certain prior year amounts have been conformed to the current year presentation.

See accompanying Notes to Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Thousands except per share amounts)

	Nine Months Ended
	December 31, 2004	December 31, 2003
Net sales	$94,172	$93,705

Cost of goods sold	77,094	76,538

Gross profit	17,078	17,167

Selling, general and administrative expenses	8,324	7,847
Plant closure costs	—	39
Impairment loss on long - lived assets	—	199

Operating income	8,754	9,082

Other (income) expense, net	(80)	(57)

Interest expense	634	928

Income before income taxes	8,200	8,211

Income taxes	3,097	3,302

Net income	$5,103	$4,909

Basic earnings per share	$0.81	$0.82

Diluted earnings per share	$0.77	$0.75
Average number of common shares outstanding:
Basic	6,278	5,980

Diluted	6,607	6,584

Certain prior year amounts have been conformed to the current year presentation.

See accompanying Notes to Consolidated Financial Statements.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Thousands)

	Nine Months Ended
	December 31, 2004	December 31, 2003
NET CASH PROVIDED BY OPERATING ACTIVITIES	$8,958	$4,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,461)	(4,166)
Acquisition of business, net of cash received	—	(500)
Proceeds from sale of property, plant and equipment	18	202

Net cash used in investing activities	(4,443)	(4,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(3,684)	(3,700)
Proceeds from issuance of long-term debt	3,650	3,600
Repayment of capital lease obligations	(1)	(4,227)
Payment in lieu of fractional shares for stock split		(4)
Proceeds relating to issuance of common stock, net	830	193

Net cash provided by (used in) financing activities	795	(4,138)

Net increase (decrease) in cash	5,310	(3,745)
Cash, beginning of period	1,464	4,109

Cash, end of period	$6,774	$364

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid	$363	$650
Income taxes paid	$88	$2,334

Acquisition accounted for as a purchase:
Assets acquired	$—	$1,151
Liabilities assumed	—	—
Note payable	—	(651)

Net cash paid	$—	$500

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

2. Net Income Per Share Data:

The following is a reconciliation of the number of shares used in the Basic Earnings Per Share (“EPS”) and Diluted EPS computations (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Basic EPS	6,338	6,019	6,278	5,980
Effect of dilutive stock options	281	632	329	604
Diluted EPS	6,619	6,651	6,607	6,584

3. Inventories:

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market and are comprised of the following:

	December 31, 2004	March 31, 2004
Raw Materials	$3,993	$2,378
Work in Process	734	1,046
Finished Goods	3,928	4,295

	$8,655	$7,719

4. Debt:

In May 2004, the Company entered into an interest rate swap agreement with PNC Bank (“PNC”). The Company pays interest on a $5,000 notional amount at a fixed rate of 3.845%. PNC pays interest based on the LIBOR rate. The Company utilizes this derivative instrument to hedge exposure to changes in interest rates. The Company accounts for this derivative instrument under the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The fair value of this instrument at December 31, 2004 is a liability of $16. This amount is also reflected in comprehensive income (see Note 5 below).

The Company entered into its current credit agreement with PNC, Key Bank, LaSalle Bank and Harris Trust and Savings Bank on June 30, 2004. The Company has available under its Revolving Credit Agreement $10,000 at December 31, 2004 to provide for additional cash needs. The credit agreement provides for a revolving line of credit up to a maximum of $10,000 and an acquisition facility of $20,000. Under the terms of the credit agreement, the Company is subject to several financial covenants. The financial covenants require the Company to maintain certain leverage and fixed charge ratios as well as maintain a minimum tangible net worth. The credit agreement expires in June 2007. See Subsequent Events in Note 7.

5. Comprehensive Income:

Total comprehensive income is comprised of net earnings and the impact of a cash flow hedge (described in Note 4 above). Total comprehensive income for the three and nine months ended December 31, 2004 was $2,346 and $5,087, respectively. There were no comprehensive income items other than net earnings for the related periods in fiscal year 2004.

6. Stock Options:

As of December 31, 2004, 493,875 of the authorized but unissued common shares were reserved for future issuance to key employees and directors under the Company’s qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant. To the extent not exercised, options will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three to five year period.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for the three and nine months ended December 31, 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net income - as reported	$2,306	$1,617	$5,103	$4,909
Stock-based compensation expense determined under the fair value method for all awards, net of income tax benefits	157	175	305	331

Net income - proforma	$2,149	$1,442	$4,798	$4,578

Net income per common and common equivalent share - as reported
Basic	$0.36	$0.27	$0.81	$0.82
Diluted	$0.35	$0.24	$0.77	$0.75
Net Income per common and common equivalent share - proforma
Basic	$0.34	$0.24	$0.76	$0.77
Diluted	$0.32	$0.22	$0.73	$0.70

7. Subsequent Events:

The Company entered into its Third Amendment and Consent Agreement with its lenders, LaSalle Bank National Association, PNC Bank National Association, Key Bank National Association and Harris Trust and Savings. The amendment, effective January 25, 2005, primarily increases the Company’s Acquisition Line of Credit (Non-Revolving Credit Facility) from $20,000 to $45,000 and allows the Company to pay dividends on its common stock.

On January 25, 2005, the Company, through its wholly owned subsidiaries MCC-Norway, Inc. and MCC-Wisconsin, LLC completed the purchase of the NorthStar Print Group, Inc. (“NorthStar”) a subsidiary of Journal Communications, Inc. Specializing in the production of glue-applied, in-mold and pressure sensitive labels for the beverage and consumer market, NorthStar will become part of the Company’s Decorating Solutions Segment. The Company acquired specific assets and assumed certain liabilities of NorthStar including gravure and flexographic printing equipment, inventory, accounts receivable and accounts payable. The total purchase price of approximately $27,000, was based upon a multiple of earnings and the estimated book value of the assets acquired and assumed liabilities. The proceeds paid at closing were obtained through available cash, the acquisition credit line and the revolving line of credit. The acquisition will be accounted for as an asset purchase, and accordingly the purchase price will be allocated to assets and liabilities based on their fair market value as of the date of acquisition. The Company intends to use NorthStar’s assets to further strengthen the Company’s position in the label market.

On February 1, 2005 the Company announced that its Board of Directors declared the Company’s first quarterly cash dividend, a payment of five cents per common share, payable March 1, 2005, to shareholders of record at the close of business on February 15, 2005.

8. New Accounting Pronouncements:

In December 2004 the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standard (SFAS) No. 123, Share-Based Payment (FAS 123(R)). FAS 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt FAS 123(R) in the second quarter of fiscal year 2006. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company’s stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. The original FAS 123 requires footnote disclosure only of pro forma net income as if a fair-value-based method had been used. The Company is evaluating the impact of FAS 123(R) and will record non-cash stock compensation expense of stock options outstanding beginning in the second quarter of fiscal year 2006. The adoption of FAS 123(R) is not expected to have a material impact on the Company’s results of operations, financial position, or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (FAS 151), which adopts wording from the International Accounting Standards Board’s (IASB) IAS 2 Inventories in an effort to improve the comparability of international financial reporting. The new standard indicates that abnormal freight, handling costs, and wasted materials (spoilage) are required to be treated as current period charges rather than as a portion of inventory cost. Additionally, the standard clarifies that fixed production overhead should be allocated based on the normal capacity of a production facility. The statement is effective for the Company beginning in the first quarter of fiscal year 2007. Adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

9. Segment Information:

The Company operates in two segments within the packaging industry: Decorating Solutions and Packaging Services. The Decorating Solutions Segment’s primary operations involve the printing of labels while the Packaging Services Segment provides promotional packaging, assembling and fulfillment services. Both segments sell to major consumer product companies.

Financial information by operating segment is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Sales:
Decorating Solutions	$26,139	$25,501	$75,727	$77,145
Packaging Services	7,548	7,528	18,445	16,560

	$33,687	$33,029	$94,172	$93,705

Income before income taxes:
Decorating Solutions	$3,430	$2,254	$8,031	$8,113
Packaging Services	1,220	1,142	2,750	2,084
Corporate expenses	(941)	(681)	(2,581)	(1,986)

	$3,709	$2,715	$8,200	$8,211

Capital expenditures:
Decorating Solutions	$579	$1,788	$3,022	$2,724
Packaging Services	19	37	701	440
Corporate	261	924	738	1,002

	$859	$2,749	$4,461	$4,166

Depreciation and amortization:
Decorating Solutions	$1,062	$1,229	$3,045	$2,939
Packaging Services	132	99	339	278
Corporate	15	20	47	55

	$1,209	$1,348	$3,431	$3,272

Total assets:
Decorating Solutions			$57,940	$58,302
Packaging Services			9,755	8,881
Corporate			10,025	2,150

			$77,720	$69,333

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands)

Executive Overview

We provide a wide range of products and services for the packaging needs of our customers through two segments. Our Decorating Solutions Segment provides a complete line of label solutions for consumer product and food and beverage companies. Our Packaging Services Segment provides promotional packaging design, sourcing and custom assembly services to consumer product companies and national retailers. Our vision is to be a premier global resource of decorating solutions and packaging services. Currently, our customers are located throughout

North and South America. We monitor and analyze trends in the packaging industry in order to ensure that we are providing appropriate products and services to our customers. Factors that influence our business include: consumer spending; new product introductions; new packaging technologies and demographics.

Consolidated net sales increased 2% as compared to the same quarter in the prior year. Decorating Solutions Segment sales rose 3% representing an increase in unit sales. Sales from the Packaging Services were flat for the quarter.

Our performance in the third quarter is a direct result of the aggressive action undertaken a year ago to consolidate and increase efficiencies within our production facilities, including the transfer of our Las Vegas operations to Scottsburg, Indiana. While nearly all of the steps we set out a year ago have been completed, we are continuing to pursue even greater operating enhancements under a new, highly motivated operations team. We continually search for ways to reduce our costs through improved production and labor efficiencies, reduced waste, alternative substrates and lower substrate pricing. We continue to receive raw material price increase notifications from key suppliers in our Decorating Solutions Segment. We are attempting to recover these increases through price increases on affected products. As a result of those efforts, our gross profit improved 16% compared to with the third quarter of fiscal 2004.

The third quarter of 2004 included a $238 pre-tax impairment and closing charge related to the Las Vegas plant. Further improvements to income resulted from a decline in interest expense of 6% compared with the third quarter a year ago, as total debt declined $2,800 versus a year ago.

Over the past four years, we have made progress in expanding our customer base and portfolio of products, services and manufacturing locations in order to address issues related to the concentration of business. We continue to examine and develop business strategies to diversify our business. On January 25, 2005, the Company purchased certain assets and assumed certain liabilities of NorthStar Print Group, Inc. (“NorthStar”) a subsidiary of Journal Communications, Inc. for approximately $27,000.

Results of Operations

Three Months Ended December 31, 2004 Compared to the Three Months Ended December 31, 2003

Net Sales

	Three Months Ended December 31,		$ Change	% Change
	2004	2003
Consolidated Net Sales	$33,687	$33,029	$658	2%
Decorating Solutions Segment	$26,139	$25,501	$638	3%
Packaging Services Segment	$7,548	$7,528	$20	0%

Consolidated net sales increased slightly for the three months ended December 31, 2004 as compared to the same period of the prior year. The Decorating Solutions Segment increased from same quarter last year due to volume. Packaging Service Segment was flat as compared to same period last year.

Gross Profit

	Three Months Ended December 31,		$ Change	% Change
	2004	2003
Consolidated Gross Profit	$6,725	$5,812	$913	16%
% of Sales	20%	18%
Decorating Solutions Segment	$5,334	$4,393	$941	21%
% of Sales	20%	17%
Packaging Services Segment	$1,391	$1,419	$(28)	-2%
% of Sales	18%	19%

Consolidated gross profit increased as compared to the same period in the prior year. Consolidated gross profit as a percentage of sales has also increased. The increase in the Decorating Solutions Segment’s gross profit as a percentage of sales is a result of improved operating efficiencies and production. The gross profit in the Packaging Services Segment declined slightly due to changes in the mix of service provided to customers.

Selling, General and Administrative

	Three Months Ended December 31,		$ Change	% Change
	2004	2003
Consolidated SGA	$2,818	$2,666	$152	6%
% of Sales	8%	8%

Selling, general and administrative expenses increased due to increases in personnel as we strengthen our leadership and support teams; however as a percent of sales remained flat.

Plant Closure Costs and Impairment Loss

	Three Months Ended December 31,		$ Change	% Change
	2004	2003
Plant Closure Costs	$—	$39	$(39)	100%
Impairment Loss	$—	$199	$(199)	100%

In December 2003, the Company announced the manufacturing consolidation plan that involved the consolidation of the Las Vegas facility operations into other existing facility operations and the closing of the Las Vegas facility. In conjunction with the plant closure, costs of $39 had been recorded, primarily relating to severance benefits. An impairment loss of $199 was recorded on certain assets that were not expected to be utilized in the other operating facilities.

Interest Expense

	December 31,		$ Change	% Change
	2004	2003
Interest Expense	$218	$231	$(13)	-6%

Interest expense decreased slightly as compared to the same period in the prior year as a result of the pay down of debt.

Income Tax

	Three Months Ended December 31,		$ Change	% Change
	2004	2003
Income Tax Expense	$1,403	$1,098	$305	28%

Income tax expense increased as compared to the same period in the prior year due to the increase in net income. The effective tax rate for the three months ended December 31, 2004 was 37.5% as compared to 40.4% for the same period in the prior year. The effective tax rate decreased as a result of a lower estimated effective state tax rate.

Nine Months Ended December 31, 2004 Compared to the Nine Months Ended December 31, 2003

Net Sales

	Nine Months Ended December 31,		$ Change	% Change
	2004	2003
Consolidated Net Sales	$94,172	$93,705	$467	0%
Decorating Solutions Segment	$75,727	$77,145	$(1,418)	-2%
Packaging Services Segment	$18,445	$16,560	$1,885	11%

Consolidated net sales increased slightly for the nine months ended December 31, 2004 as compared to the same period in the prior year as a result of increases in the Packaging Services Segment’s sales. For the first two quarters of the year, the Packaging Services Segment experienced significant sales growth with existing customers. This offsets the decrease in sales for the Decorating Solutions Segment, which has encountered reduced demand from several customers during the period.

Gross Profit

	Nine Months Ended December 31,		$ Change	% Change
	2004	2003
Consolidated Gross Profit	$17,078	$17,167	$(89)	-1%
% of Sales	18%	18%
Decorating Solutions Segment	$13,838	$14,324	$(486)	-3%
% of Sales	18%	19%
Packaging Services Segment	$3,240	$2,843	$397	14%
% of Sales	18%	17%

Consolidated gross profit remained flat as compared to the same period in the prior year as a result of the decrease in sales in the Decorating Solutions Segment and as a result of the operating inefficiencies at our Scottsburg, Indiana facility that developed after the consolidation of the Las Vegas shrink sleeve business. The integration of this business took longer than previously expected and extended into the second quarter of the current fiscal year. The decline in the gross profit is also related to volume and business mix issues. The Packaging Services Segment’s gross profit as a percentage of sales for the nine months ended December 31, 2004 increased due to increased volume and increased productivity.

Selling, General and Administrative

	Nine Months Ended December 31,		$ Change	% Change
	2004	2003
Consolidated SGA	$8,324	$7,847	$477	6%
% of Sales	9%	8%

Selling, general and administrative expenses increased due to recruiting and relocation expenses incurred related to management changes made during the period as well as to increase in personnel as we strengthen our leadership and support teams. Additionally, third party expenses of approximately $200 during the period related to our compliance with the internal control requirements of Sarbanes-Oxley.

Plant Closure Costs and Impairment Loss

	Nine Months Ended December 31,		$ Change	% Change
	2004	2003
Plant Closure Costs	$—	$39	$(39)	100%
Impairment Loss	$—	$199	$(199)	100%

In December 2003, the Company announced the manufacturing consolidation plan that involved the consolidation of the Las Vegas facility operations into other existing facility operations and the closing of the Las Vegas facility. In conjunction with the plant closure, costs of $39 had been recorded, primarily relating to severance benefits. An impairment loss of $199 was recorded on certain assets that were not expected to be utilized in the other operating facilities.

Interest Expense

	Nine Months Ended December 31,		$ Change	% Change
	2004	2003
Interest Expense	$634	$928	$(294)	-32%

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

Income Tax

	Nine Months Ended December 31,		$ Change	% Change
	2004	2003
Income Tax Expense	$3,097	$3,302	$(205)	-6%

Income tax expense decreased as compared to the same period in the prior year due to a decrease in the effective tax rate. The effective tax rate for the nine months ended December 31, 2004 was 37.5% as compared to 40.2% for the nine months ended December 31, 2003. The effective tax rate decreased as a result of a lower estimated effective state tax rate.

Liquidity and Capital Resources

Through the nine months ended December 31, 2004 net cash provided by operating activities was $8,958 as compared to $4,857 in the same period of the prior year. Accounts receivable and collection efforts remained steady during the current period while in the same period in the prior year accounts receivable increased significantly due to the sales growth experienced during that period and thus reduced the amount of cash generated.

Net cash used in investing activities was $4,443 for the period as compared to $4,464 in the same period in the prior year.

Net cash of $795 was provided from financing activities for the period as compared to cash used of $4,138 for the same period in the prior year. We continue to pay down our long-term debt and during the current period we received additional funding from the credit agreement that we entered into on June 30, 2004. We used this new funding to pay down other short and long-term debt.

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

We have available under our Revolving Credit Agreement $10,000 at December 31, 2004 to provide for additional cash needs. We entered into this current credit agreement with PNC Bank, Key Bank, LaSalle Bank and Harris Trust and Savings Bank on June 30, 2004. The credit agreement provides for a revolving line of credit up to a maximum of $10,000 and an acquisition facility of $20,000. Under the terms of the credit agreement, we are subject to several financial covenants. The financial covenants require us to maintain certain leverage and fixed charge ratios as well as maintain a minimum tangible net worth. We were prohibited from declaring dividends on the common stock of Multi-Color under the agreement in effect at December 31, 2004.

Subsequent to December 31, 2004, the Company entered into its Third Amendment and Consent Agreement with its lenders, LaSalle Bank National Association, PNC Bank National Association, Key Bank National Association and Harris Trust and Savings. The amendment, effective January 25, 2005, primarily increases acquisition facility from $20,000 to $45,000 and allows the Company to pay dividends on its common stock up to an aggregate amount of $1,500 in any fiscal year. The credit agreement expires in June 2007.

On February 1, 2005 the Company announced that its Board of Directors declared the Company’s first quarterly cash dividend, a payment of five cents per common share, payable March 1, 2005, to shareholders of record at the close of business on February 15, 2005.

We believe that we have both sufficient short and long term liquidity financing. We had a working capital position of $15,622 and $6,876 at December 31, 2004 and 2003, respectively. At December 31, 2004, we were in compliance with our loan covenants and current in our principal and interest payments on all debt.

On January 25, 2005, the Company, through its wholly owned subsidiaries MCC-Norway, Inc. and MCC-Wisconsin, LLC purchased certain assets and assumed certain liabilities of the NorthStar Print Group, Inc. (“NorthStar”) a subsidiary of Journal Communications, Inc. The total purchase price of approximately $27,000, was based upon a multiple of earnings and the estimated book value of the assets acquired and assumed liabilities. The proceeds paid at closing were obtained through available cash, the acquisition credit line and the revolving line of credit.

The following table summarizes the Company’s contractual obligations as of December 31, 2004:

Contractual Obligations ($ in thousands)

Aggregated Information about Contractual Obligations and Other Commitments:

December 31, 2004	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 Years
Long-Term Debt	$21,432	$4,079	$3,979	$3,979	$4,185	$1,140	$4,070
Rent due under Capital Lease Obligations	8	8
Rent due under Operating Leases	8,262	417	1,403	954	802	857	3,829
Unconditional Purchase Obligations	None

Total Contractual Obligations	$29,702	$4,504	$5,382	$4,933	$4,987	$1,997	$7,899

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosure made on this matter in the Company’s Form 10-K for the year ended March 31, 2004.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2004

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Statements concerning expected financial performance, on-going business strategies, and possible future action which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions; the ability to successfully integrate new acquisitions; the success of its significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; availability, terms and development of capital; cost and availability of raw materials; increase in energy costs; business abilities and judgment of personnel; availability of labor; changes in, or the failure to comply with, government regulations; the ability to achieve cost reductions; increases in general interest rate levels affecting the Company’s interest costs; and terrorism and political unrest; and other factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part II - Other Information

Item 1. Legal Proceedings – None.

Item 2. Changes in Securities – None.

Item 3. Defaults upon Senior Securities – None.

Item 4. Submission of Matters to a Vote of Security Holders – None.

Item 5. Other Information – None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

1.	A report pursuant to Item 2 of Form 8-K was filed on October 25, 2004 to announce the Company’s results of operations for the second quarter ending September 30, 2004.

2.	A report pursuant to Item 5 of Form 8-K was filed on November 4, 2004 to announce a trading restriction on the Company’s common stock held in the Multi-Color Corporation 401(K) Savings Plan. One investment fund offered in the plan was terminated and replaced with another fund option.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: February 14, 2005	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Vice President Finance,
Chief Financial Officer