Form 10-K
period 2005-03-31
MULTI COLOR CORP
filed 2005-06-29
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16148

MULTI-COLOR CORPORATION

Incorporated in the	IRS Employer Identification number
State of Ohio	31-1125853

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $49,533,000, based upon the closing market price of $15.01 per share of the Common Stock on the Nasdaq National Market System as of September 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 15, 2005, 6,533,993 shares of no par value Common Stock were issued and 6,505,192 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2005 Annual Meeting of Shareholders to be held on August 18, 2005 are incorporated by reference into Parts II and III of Form 10-K.

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions; the ability to successfully integrate acquisitions; the success and financial condition of the Company’s significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; the Company’s ability to maintain an effective system of internal control; availability, terms and development of capital; cost and price changes; availability of raw materials; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulation, legal proceedings and developments, and other factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Multi-Color (the Company) is a premier supplier of decorative label solutions and packaging services to consumer product and food and beverage companies, retailers and container manufacturers. Our customers include many of the world’s largest manufacturers of household, fabric and personal care, automotive and lawn care, and food and beverage products representing many of the world’s most well known and respected brands. We currently provide products and services to more than 650 customers in the United States (U.S.), Canada, Mexico, Central and South America.

Multi-Color is an Ohio-based corporation that was incorporated in 1985, succeeding to the predecessor business that began producing paper labels in 1918. We use the term “Multi-Color” to refer to Multi-Color Corporation.

Our common stock, no par value, is listed on the NASDAQ National Market System under the symbol “LABL”. See “Item 5 – Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.” We also maintain a website (www.multicolorcorp.com) which includes additional information about the Company. The website includes corporate governance information for our shareholders and our code of ethics can be found on our website under the corporate governance section. Shareholders can obtain, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such materials with or furnishes such materials to the Securities and Exchange Commission (“SEC”).

PRODUCTS

The Company provides a wide range of products and services for the packaging needs of our customers through two segments. Our Decorating Solutions Segment is the world’s largest producer of in-mold labels (IMLs) and heat transfer labels (HTLs) and a major manufacturer of high-quality pressure sensitive, cut-and-stack and shrink sleeve labels. The Decorating Solutions Segment also provides digital, graphic and pre-press services, and produces printing cylinders and plates. Our Packaging Services Segment is a leading provider of promotional packaging, assembly and fulfillment services.

Decorating Solutions Segment:

In-Mold Labels (IMLs):

In 1980, Multi-Color invented the in-mold label (IML) in response to the increasing use of blow-molded plastic containers. Working in conjunction with both a customer and a leading supplier of blow-molded plastic containers, Multi-Color developed the label and the method of applying the heat-activated adhesive to the label. The NorthStar Print Group (NSPG) was acquired in January 2005, further strengthening the Company’s position in the IML market.

The in-mold process applies a label to a plastic container as the container is being formed in the mold cavity. The finished IML product is a finely detailed label that performs consistently well for plastic container manufacturers and adds marketing value and product security for consumer product companies.

Each component of the label production process requires a special expertise for success. The components include the substrate (the base material for the label), the cylinder (a laser-exposed gravure cylinder), inks (up to eight colors), overcoats and adhesives. We believe that our strength lies in several areas, two of which are the substrates used in the printing process and the production of the gravure cylinder (discussed below under Graphic Services). Multi-Color has developed proprietary substrates that we use in the printing process. There are several critical characteristics of a successful substrate. The material needs a proper coefficient of friction so that the finished label is easily and consistently picked up and applied to the blow-molded container. A second is the ability to hold the label’s inks, including metallics and fluorescents, overlay varnishes and adhesives. Still another characteristic is the ability to lay smoothly, without wrinkle or bulge, when applied to a very hot, just molded plastic container that will quickly shrink, along with the label, as its temperature falls. We continually search for new substrates to be used in the in-mold process in order to improve label performance and capabilities as well as to reduce substrate costs. A recent technology advance for Multi-Color in this area is the use of peel-away IML coupons, scented and holographic labels.

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

Pressure Sensitive Labels:

In 1999, Multi-Color purchased the assets of Buriot International, a Batavia, Ohio printer of specialized pressure sensitive and in-mold labels. With the Batavia plant near full production capacity in 2002, Multi-Color acquired Premier Labels, Inc. of Troy, OH. NSPG was acquired in January 2005, further strengthening the Company’s position in the pressure sensitive label market.

Pressure sensitive labels adhere to a surface with pressure. The label will usually consist of four elements—a base material, which may include paper, foil or plastic; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces. The release coating and protective backing are removed prior to application to the container, exposing the adhesive, and the label is pressed or rolled into place. We have added several new application features in this area such as promotional neckbands, peel-away coupon and resealable labels, see through window graphics, and cold and hot foil stamping has been enhanced with the option of a holographic foil.

The pressure sensitive market is the largest single component of the overall label market and represents a significant growth opportunity. Our strategy is to be a premier supplier of pressure sensitive labels in categories that demand high impact graphics or are otherwise technically challenging.

Shrink Sleeve Labels:

Multi-Color moved into shrink sleeve labels and tamper evident neckbands through the acquisition of Uniflex Corporation in 2000. In 2004, the business was transitioned to the Company’s Scottsburg, IN plant, which houses rotogravure printing and conversion capabilities.

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

Heat Transfer Labels (HTLs):

In early 2003, Multi-Color acquired Avery Dennison’s Dec Tech division, which pioneered heat transfer label technology more than 40 years ago. Through this acquisition, Multi-Color became the world’s leading provider of heat transfer labels. With approximately 40% of its sales outside of the United States, the acquisition expanded Multi-Color’s sales base in Latin and South America, while adding narrow web gravure printing capabilities to the Company’s wide web gravure, flexographic and offset printing platforms. Additionally, the Company acquired the heat transfer business of International Playing Card and Label Co. Inc. (IPC&L) in 2003, which was subsequently integrated into the Company’s Framingham, MA facility.

TherimageTM is the Company’s pioneer heat transfer label technology developed for plastic containers and health and beauty aid products. The addition of the Clear ADvantageTM brand provides premium graphics on both glass and plastic containers for the health and beauty aid, beverage, household chemical and promotional markets.

Heat transfer labels are reverse printed and transferred off of a special release liner onto the container using heat and pressure. The labels are a composition of inks and lacquers tailored to the customer’s specific application needs. These labels are gravure printed for color flexibility and photographic replication. They are then shipped to blow molders and/or contract decorators who transfer the labels by way of TherimageTM heat transfer machinery. Once applied, the labels are permanently adhered to the container. The graphics capabilities include fine vignettes, metallic and color change inks, as well as the patented “frost”, giving the appearance of acid-etch. HTLs provide a “no label” look. We recently added the new “ink only” and flameless heat transfer label technology to our capabilities in this area.

Cut-and-Stack Labels:

In January 2005, Multi-Color made its seventh and largest acquisition through the purchase of the NorthStar Print Group, Inc. (NSPG). The NSPG acquisition added the cut-and-stack label technology to the Company’s product portfolio. Cut-and-stack labels are adhered to containers using an adhesive applied during the labeling process. Available in roll-fed and sheeted formats, the labels are an attractive and cost-effective choice for high volume applications. Multi-Color’s Norway, MI and Watertown, WI facilities supply both offset and rotogravure cut-and-stack labels printed on paper and film.

Multi-Color innovations within cut-and-stack labels include peel away promotional labels, thermochromics, holographics and metallized films. In addition to the cut-and-stack component and added in-mold and pressure sensitive capabilities, the acquisition of NSPG allows Multi-Color to offer promotional products such as scratch-off coupons, static clings and shelf talkers and tags.

Graphic Services:

Multi-Color has three graphic services facilities, all of which represent all-digital, pre-press operations that eliminate unnecessary costs and steps from the production cycle. Because we produce and engrave cylinders in-house, Multi-Color is able to reduce the full production cycle and minimize downtime if changes are required.

Erlanger, KY

Added to Multi-Color in 1991, this 6,000 square foot plant was the first facility in the U.S. with the capability to produce cylinders without the use of films. The plant manufactures gravure cylinders for internal use as well as for various gravure printers across the country. The facility employs a laser-exposing and chemical-engraved cylinder process developed by Think Laboratories in Japan and is currently the only cylinder manufacturer in the U.S. with this technology.

Watertown, WI

Acquired in January 2005 through the NSPG acquisition, this pre-press operation translates customer graphics into printable images and designs the layout of each set of cylinders for maximum efficiency. Located within Multi-Color’s 60,000 square foot label manufacturing facility in Watertown, WI, the graphic services group provides customers with proofs, product mock-ups and samples for market research.

Troy, OH

Acquired in 2001 through the Premiere Label acquisition, this flexographic pre-press operation converts customer graphics into printable images and designs the layout of each set of flexographic printing plates.

Packaging Services Segment:

Multi-Color’s Quick Pak facility, located in Cincinnati, Ohio, is a leading provider of promotional packaging design, sourcing and custom assembly services to major health and beauty brands, consumer product manufacturers and national retailers. Because many of our label customers utilize these types of packaging services, Quick Pak expands the service component of our business strategy and broadens our revenue stream by providing complimentary consumer packaging services that support our customers’ marketing strategies.

Quick Pak provides a broad range of assembly technologies and supply chain services, which include promotional design, turnkey assembly, shrink banding, shrink sleeving, shrink wrapping, display assembly, labeling, and distribution to customers’ stores. An automated sleeving line that was added in 2004 provides unit output up to 150 pieces per minute. Quick Pak relies on temporary associates as well as a permanent workforce to meet its staffing needs.

Quick Pak also provides a fully equipped on-site packaging design lab offering promotional tools that are designed to meet any customer price point. The lab works with two and three dimensional software programs that provide customers with a visual concept of the promotional product design. A single mold thermoforming unit allows the design team to provide prototypes for marketing and sales review. A complete ship testing process allows us to design final package requirements to assure shipments arrive undamaged to any destination. Our industry relationships provide customer access to a wide range of services or design requirements, and Quick Pak can provide all services, up to and including delivery, for customers that desire a turnkey solution for promotional products.

RESEARCH AND DEVELOPMENT

Multi-Color’s product leadership group is comprised of 12 employees who focus on research and development, product commercialization and technical equipment support. The group includes chemical, packaging and field engineers who are responsible for developing and commercializing innovative label and application solutions. Technical service personnel also assist customers and container manufacturers in improving bottle and label performance. In this manner, we differentiate ourselves from many of our competitors and are often chosen for the most challenging projects.

Multi-Color’s research and development expenditures totaled $2,106,000 in fiscal 2005, $2,626,000 in fiscal 2004 and $1,320,000 in fiscal 2003.

SALES AND MARKETING

Multi-Color provides a complete line of label solutions, offering a variety of packaging, assembly and technical and graphic services. Our vision is to be a premier global resource of packaging services and decorating solutions. We sell to a broad range of consumer product and food and beverage companies located in North and South America. Our sales organization is divided along segment lines. The Decorating Solutions Segment sales organization has recently been re-aligned to match our primary customer types; national accounts, end users and container manufacturers. While a consumer product or food and beverage company is our primary customer, Multi-Color has a close working relationship with various container manufacturers to ensure a customer’s product goes to market successfully. We employ a total sales staff of 22 people across all segments. The sales organization includes representatives in the US, Canada and Mexico, maintaining a strong sales presence in those regions.

The sales strategy for the Decorating Solutions Segment is a consultative selling approach. As consultants, the sales organization reviews the requirements of the container and offers a number of alternative decorating methods. Thereby, Multi-Color is viewed as an expert source of both materials and methods and is able to evaluate numerous technologies and offer the most cost effective solution. The sales strategy for the Packaging Services Segment is to provide turnkey resources that keep the consumer on top of the competitive marketplace. The sales organization is designed to service the customer’s constantly changing promotional packaging needs.

Approximately 33% of our sales in fiscal 2005 were to The Procter & Gamble Company and 10% of our sales were to The Limited Brands. The loss or substantial reduction of the business of any of the major customers could have a material adverse effect on the Company.

MANUFACTURING

Headquartered in Cincinnati, OH, Multi-Color has nine facilities across the United States. The wide range of capabilities and versatility ensures Multi-Color’s ability to respond to changing customer needs. Multi-Color’s current printing equipment within the Decorating Solutions Segment consists of four gravure presses in Scottsburg, IN, an offset and two flexographic presses in the Batavia, OH plant, five flexographics presses in Troy, OH, and seven gravure printing presses in the Framingham, MA plant. The Norway, MI plant houses three rotogravure presses and Green Bay, WI has eight flexographic presses. The Watertown, WI plant is a state-of-the-art label finishing operation. The Norway, MI, Watertown, WI and Green Bay, WI plants are ISO 9001:2000 certified.

The Company upgraded the through-put capacity at its Scottsburg, IN plant through the purchase of a new seamer/rewinder for the shrink sleeve business. In addition, a state-of-the-art Schiavi 10-color rotogravure press was installed in September 2004 at the Scottsburg facility, to print both in-mold and shrink sleeve labels. In addition to the press, the Company installed an Adwest Thermal Oxidizer in the Scottsburg plant. The oxidizer is expected to improve the plant’s air emission control system and fuel efficiency. State-of-the-art quality inspection vision systems have been installed on printing presses at the Scottsburg plant as well as the Framingham plant, ensuring Multi-Color’s ability to manufacture high quality shrink sleeve, in-mold and heat transfer products for our customers.

At March 31, 2005 and 2004, the label backlog for the Decorating Solutions Segment was approximately $11,500,000 and $7,300,000, which represents 3-4 weeks of production volume at current staffing levels.

Our equipment in the Packaging Services Segment consists primarily of automatic conveyors, shrink wrap ovens, heat guns, jet coders and hot melt glue equipment. This segment has relied primarily on manual labor in order to meet customers’ packaging and fulfillment needs. In fiscal year 2005, automated shrink sleeve lines were added that provide high speed application of shrink sleeves labels to our customers’ packaging components. This service adds a printed sleeve to any component for promotional or cross brand reference. The Company has also invested in a state of the art warehouse management system that allows proactive warehouse receipt, put away, line replenishment, inventory management and shipment to our customers. This system extends the services we provide and allows our customers real time access to their inventory and status of orders. At March 31, 2005 and 2004, the backlog for the Packaging Services Segment was approximately $1,505,000 and $2,351,000 which represents 4 weeks of production volume at current staffing levels.

All backlogs as of March 31, 2005 are expected to be completed in the next fiscal year.

EMPLOYEES

As of March 31, 2005, Multi-Color had approximately 826 employees, of which approximately 65 are represented by the International Printing and Graphic Communications Union, Local 663 and the Norway Local 77P. The related labor contracts with these unions expire in July 2007 and June 2005, respectively. The Company currently anticipates the successful ratification of a revised labor contract related to such contract that expires in June 2005. We consider our labor relations to be good and have not experienced any work stoppages during the previous ten years. Our Packaging Services Segment relies heavily on temporary labor personnel throughout the year. We have good, long-term relationships with several temporary staffing businesses to meet these needs. All human resource and compensation systems have been developed to align Multi-Color with the goals and objectives of our customers and shareholders.

RAW MATERIALS

Common to the printing industry, our Decorating Solutions Segment purchases proprietary products from a number of printing suppliers. To prevent potential disruptions to our manufacturing facilities, we have developed relationships with more than one supply source for each of our critical raw materials. Our raw material suppliers are major corporations, each demonstrating successful historical performance. Although the Company intends to prevent any long term business interruption due to the inability of obtaining raw materials, there could be short term manufacturing disruptions during the customer qualification period for any new raw material source.

Our Packaging Services Segment purchases various packaging materials such as corrugate, foam, plastics, adhesives and shrink film. These materials are readily available and can be obtained from a wide variety of vendors.

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

On January 25, 2005, we completed our largest acquisition to date, when we purchased specific assets and assumed certain liabilities of NSPG, further strengthening our position in the label market.

During fiscal 2004, we completed the acquisition of the heat transfer business of IPC&L. This acquisition further increased the number of customers for which we are providing heat transfer labels from our Framingham, MA plant.

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

The Packaging Services Segment’s competition is also largely dependent on customer service and price as well as the ability to demonstrate unrestricted capacity and superior quality.

PATENTS AND LICENSES

We own a number of U.S. patents and patent applications that relate to the products and services we offer to our customers. Although these patents are important to us, we are not dependent upon any one patent. We believe that these patents, collectively, along with our ability to be a single source provider of many packaging needs provide us with a competitive advantage over our competition. The expiration or unenforceability of any of our patents would not have a material adverse effect on Multi-Color.

REGULATION

Our operations are subject to regulation by federal and state environmental protection agencies. To ensure ongoing compliance with federal and state environmental protection agency requirements, we have retained an outside environmental consultant to monitor environmental compliance. Additionally, Multi-Color continues to make capital investments to maintain compliance with federal and state environmental requirements and to improve our existing equipment as part of our ongoing environmental compliance strategy. However, there can be no assurances that these requirements will not require expenditures beyond those that are currently anticipated.

The United States Food and Drug Administration regulates the raw materials used in labels for food products. These regulations apply to the consumer product companies for which Multi-Color produces labels. Multi-Color uses materials specified by the consumer product companies in producing labels for food products.

ITEM 2. PROPERTIES

Facility	Address	Owned/Leased	Approximate Size
Corporate Offices	425 Walnut Street, Suite 1300 Cincinnati, OH 45202	Leased	13,100 sq. ft.

Scottsburg Plant	2281 South US 31 Scottsburg, IN 47170	Owned	120,500 sq. ft.

Erlanger Plant	3520 Turfway Road Erlanger, KY 41018	Owned	12,000 sq. ft.

Batavia Plant	4064 Clough Woods Drive Batavia, OH 45103	Owned	29,000 sq. ft.

Las Vegas Plant	1151 M Grier Drive Las Vegas, NV 89119	Leased(1)	41,000 sq. ft.

Troy Plant	635 Olympic Boulevard Troy, OH 45373	Owned	22,800 sq. ft.

Framingham Plant	100 Clinton Street Framingham, MA 01702	Leased	125,000 sq. ft.

Green Bay Plant	1836 Sal Street Green Bay, WI 54302	Leased	39,600 sq. ft.

Norway Plant	512 Ninth Avenue Norway, MI 49870	Owned	133,000 sq. ft.

Watertown Plant	1222 Perry Way Watertown, WI 53094	Owned	63,300 sq. ft.

Quick Pak Plant	12110 Champion Way Cincinnati, OH 45241	Leased	215,000 sq. ft.

All of our properties are in good condition, are well maintained, and are adequate for Multi-Color’s intended uses.

(1)	We closed our Las Vegas, NV plant in March 2004 but remain obligated under the lease for the plant through April 2006. A portion of this facility was sub-leased in fiscal 2005 and we are currently seeking a sub-lease tenant for the remaining space.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Multi-Color’s shares trade in the over-the-counter market under the NASDAQ-NMS symbol LABL. The following table sets forth the high and low sales prices of Multi-Color’s common stock (“Common Stock”) as reported in the NASDAQ National Market System during fiscal years 2004 and 2005. Prices have been adjusted to reflect Multi-Color’s 3-for-2 stock split effective November 30, 2003. Multi-Color’s stock is thinly traded and accordingly, the prices below may not be indicative of prices at which a large number of shares can be traded or reflective of prices that would prevail in a more active market.

	High	Low
April 1, 2003 to June 30, 2003	$15.33	$10.65
July 1, 2003 to September 30, 2003	$16.71	$12.57
October 1, 2003 to December 31, 2003	$23.23	$15.04
January 1, 2004 to March 31, 2004	$19.80	$16.02

April 1, 2004 to June 30, 2004	$19.33	$13.78
July 1, 2004 to September 30, 2004	$17.97	$13.11
October 1, 2004 to December 31, 2004	$19.04	$13.77
January 1, 2005 to March 31, 2005	$20.56	$16.60

As of June 1, 2005, there were approximately 339 shareholders of record of the Common Stock.

The Company declared its first cash dividend of five cents per common share on February 1, 2005 which was paid on March 1, 2005. Multi-Color’s financing arrangements currently allow for the payment of $1,500,000 in annual dividends.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year Ended March 31,
	2005	2004(1)	2003	2002	2001
Net sales	$139,466	$126,961	$99,560	$72,624	$66,618
Gross profit	26,023	23,273	19,228	14,503	13,288
Operating income	13,940	11,414	11,668	8,722	7,948
Net income	7,982	6,506	6,335	4,699	3,559
Basic earnings per share(2)	1.27	1.08	1.10	.84	.64
Diluted earnings per share(2)	1.21	.99	.99	.76	.61
Weighted average shares outstanding – basic(2)	6,307	6,013	5,775	5,610	5,544
Weighted average shares outstanding – diluted(2)	6,613	6,594	6,404	6,162	5,850
Dividends	320	—	—	—	—
Working capital	17,822	7,883	6,924	3,324	2,944
Total assets	108,228	72,447	67,378	47,924	44,650
Short-term debt	6,871	5,922	5,774	3,607	3,417
Long-term debt	34,278	15,553	22,109	18,691	20,870
Stockholders’ equity	$43,097	$32,969	$25,275	$17,659	$12,967

(1)	Fiscal 2004 results include an asset impairment charge and plant closure costs of $1,096 relating to the closure of our Las Vegas, NV plant in March 2004.
(2)	All share amounts have been adjusted to reflect the 3-for-2 stock splits effective November 30, 2003 and November 30, 2001.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of acquisitions completed during recent fiscal years that would impact the comparability of the selected financial data noted above. In fiscal 2000, we acquired our Batavia, OH plant. In fiscal 2001, we acquired the Las Vegas, NV plant which was subsequently closed during fiscal 2004. In fiscal 2002, we acquired our Troy, OH plant. In fiscal 2003, we acquired the Framingham, MA plant as well as the Quick Pak plant located in Cincinnati, OH. In fiscal 2005, we acquired the Green Bay and Watertown, Wisconsin plants and the Norway, Michigan plant.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following discussion and analysis should be read in conjunction with Multi-Color’s Consolidated Financial Statements and notes thereto appearing elsewhere herein. In the accompanying analysis of financial information, we refer to certain data and information derived from our financial statements that are not required by U.S. generally accepted accounting principles (“GAAP”) to be presented in financial statements. Certain of these data are considered to be “non-GAAP financial measures” under the SEC regulations. The SEC regulations require supplemental explanation and reconciliation which can be found at the end of this Item 7.

RESULTS Of OPERATIONS

The following table shows, for the periods indicated, certain components of Multi-Color’s consolidated statements of income as a percentage of net sales.

	Percentage of Net Sales
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	81.3%	81.7%	80.7%

Gross profit	18.7%	18.3%	19.3%
Selling, general & administrative expenses	8.6%	8.5%	7.6%
Plant closure costs	—	.7%	—
Impairment loss on long-lived assets	—	.2%	—

Operating income	10.0%	8.9%	11.7%
Interest expense	.7%	.8%	1.4%
Other	—	—	—

Income before income taxes	9.3%	8.2%	10.3%
Income taxes	3.6%	3.1%	3.9%

Net income	5.7%	5.1%	6.4%

EXECUTIVE OVERVIEW

We provide a wide range of products and services for the packaging needs of our customers through two segments. Our Decorating Solutions Segment provides a complete line of label solutions for consumer product and food and beverage companies. Our Packaging Services Segment provides promotional packaging design, sourcing and custom assembly services to consumer product companies and national retailers. Our vision is to be a premier global resource of packaging services and decorating solutions. Currently, our customers are located throughout North, Central and South America. We monitor and analyze trends in the packaging industry in order to ensure that we are providing appropriate products and services to our customers. Certain factors that influence our business are consumer spending, new product introductions, new packaging technologies and demographics.

We achieved record revenues of $140 million and continued our record over the past seven years of double digit annual sales growth. Volume increases in our Decorating Solutions division following the acquisition of NSPG, coupled with productivity improvements during the second half of the year delivered strong earnings. Accretive sales from the NorthStar acquisition were $11.2 million from January 25, 2005 to March 31, 2005.

The implementation of a new $2 million business management information system was initiated during the year. The system allows visibility to real-time production data across all machine centers and allows improved control of inventory, order tracking, and production scheduling. The system is our most significant cost-reduction and continuous improvement tool implemented to date.

We completed a $5 million capital investment in our Scottsburg, IN facility, bringing on line a new state-of-the-art, 10-color rotogravure press. The press improves efficiencies and adds capacity to the plant’s daily production level of over nine million labels. Integrated operations teams, led by senior managers in Operations, IT and Integration, continue to improve our manufacturing system to yield ongoing cost reductions.

Over the past five years, we have made progress in expanding our customer base and portfolio of products, services and manufacturing locations in order to reduce our sales concentration with existing customers. We continue to examine business strategies to diversify our business.

Key objectives for fiscal year 2006 include winning new customers, growing existing customers, generating meaningful cost reductions and pursuing selective acquisitions.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2005 and MARCH 31, 2004

Net Sales

	2005	2004	$ Change	% Change
Consolidated Net Sales	$139,466	$126,961	$12,505	10%
Decorating Solutions Segment	$115,755	$105,050	$10,705	10%
Packaging Services Segment	$23,711	$21,911	$1,800	8%

The NSPG acquisition completed on January 25, 2005 accounted for approximately 90% of the total annual growth in net sales in fiscal 2005, with organic growth accounting for the remainder. The acquisition of NSPG contributed $11,200 in net sales in the Decorating Solutions Segment. Our Packaging Services Segment continued to experience growth with existing customers as well as gaining new customers.

Gross Profit

	2005	2004	$ Change	% Change
Consolidated Gross Profit	$26,023	$23,273	$2,750	12%
% of Net Sales	19%	18%
Decorating Solutions Segment	$22,480	$19,352	$3,128	16%
% of Net Sales	19%	18%
Packaging Services Segment	$3,543	$3,921	$(378)	(10)%
% of Net Sales	15%	18%

The increase in the consolidated gross profit as a percentage of sales is due to increased operational efficiencies and our successful integration of the NSPG acquisition within our Decorating Solutions Segment. The decrease in the Packaging Services Segment’s gross profit as a percentage of sales is due to shifts in service mix provided to customers.

SG&A

	2005	2004	$ Change	% Change
Consolidated SG&A	$12,001	$10,763	$1,238	12%
% of Net Sales	9%	8%

Selling, general and administrative expenses increased due to staff increases associated with our growth, amortization expense associated with intangibles and expenses associated with acquisitions, partially offset by a reduction in the loss on fixed asset disposals.

Plant Closure Costs and Impairment Loss

	2005	2004	$ Change	% Change
Plant Closure Costs and Impairment Loss	$82	$1,096	$(1,014)	(93)%
% of Net Sales	—	1%

We closed the Las Vegas plant in March 2004 and recorded an impairment loss of $199 for certain assets that were not expected to be utilized in our other operating plants. At March 31, 2004, the plant had been closed and related plant closure costs had been recorded. Total severance costs of $77 were included in the plant closure costs of $897 and these severance costs were substantially paid in full at March 31, 2004. During 2005, such costs were minimal.

Interest and Other (Income) Expense

	2005	2004	$ Change	% Change
Interest Expense	$1,039	$1,077	$(38)	(4)%
Other (Income) Expense	$(66)	$(71)	$(5)	(7)%

Interest expense decreased slightly during 2005 primarily due to lower interest rates realized as a result of debt refinancings, partially offset by higher levels of debt incurred in connection with the NSPG acquisition in January 2005.

Income Tax Expense

	2005	2004	$ Change	% Change
Income Tax Expense	$4,985	$3,902	$1,083	28%

Income tax expense increased due to higher pre-tax income and a higher effective tax rate. The effective tax rate for fiscal 2005 is 38.4% versus 37.5% for fiscal 2004 and increased primarily due to higher state taxes.

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

Gross Profit

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

SG&A

	2004	2003	$ Change	% Change
Consolidated SG&A	$10,763	$7,560	$3,203	42%
% of Net Sales	8%	8%

Selling, general and administrative expenses increased due to our continued investment in sales and marketing programs as well as additional expenses of acquisitions. We have also increased administrative staffing to effectively manage our growth.

Plant Closure Costs and Impairment Loss

	2004	2003	$ Change	% Change
Plant Closure Costs and Impairment Loss	$1,096	—	$1,096	100%
% of Net Sales	1%	—	1%

As discussed above, we closed the Las Vegas plant in March 2004. When the announcement was made in December 2003 of the plant closure, we reviewed our assets in the Las Vegas plant for impairment issues. We recorded an impairment loss of $199 for certain assets that were not expected to be utilized in our other operating plants. At March 31, 2004, the plant had been closed and all related plant closure costs have been recorded. Total severance costs of $77 were included in the plant closure costs and these severance costs have substantially been paid in full at March 31, 2004. Any remaining payments were made during the first quarter of fiscal 2005.

Interest and Other Expense

	2004	2003	$ Change	% Change
Interest Expense	$1,077	$1,391	$(314)	(23)%
Other Expense	$(71)	$(12)	$(59)	N/A

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

Income Tax Expense

	2004	2003	$ Change	% Change
Income Tax Expense	$3,902	$3,954	$(52)	(1)%

Income tax expense and the effective tax rate decreased from fiscal 2003 in spite of increased pre tax income due to Multi-Color earning and recognizing state tax investment credits. The effective tax rate for fiscal 2004 is 37.5% versus 38.0% for fiscal 2003.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require us to establish accounting policies and to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Critical accounting policies include those policies that involve significant judgments and uncertainties. We believe that the following policies are critical accounting policies. For further information on these policies and other significant accounting policies, see Note 2 in the notes to the Consolidated Financial Statements.

Accounts Receivable

Our customers are primarily major consumer brand companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities. Accounts receivable include an allowance for doubtful accounts to reflect the expected losses of accounts receivable based on past collection history and specific individual risks identified. Losses may also depend to some degree on future economic conditions. Although these conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal 2006.

Goodwill and Other Acquired Intangible Assets

We test goodwill and other intangible assets for impairment annually and/or whenever events or circumstances make it more likely than not that an impairment may have occurred. The impairment test is completed based upon our assessment of the estimated fair value of goodwill and other intangible assets. For purposes of these tests, we have determined that each segment of Multi-Color is one reporting unit.

The annual review for impairment of goodwill requires the use of estimates and assumptions which we believe are appropriate. Application of different estimates and assumptions or reviewing goodwill at a different reporting unit level could produce different results.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that assets might be impaired and the related carrying amounts may not be recoverable. The determination of whether an impairment has occurred involves various estimates and assumptions, including the determination of the undiscounted cash flows estimated to be generated by the assets involved in the review. The cash flow estimates are based upon our historical experience, adjusted to reflect estimated future market and operating conditions. Measurement of an impairment loss requires a determination of fair value. We base our estimates of fair values on quoted market prices when available, independent appraisals as appropriate and industry trends or other market knowledge.

Income Taxes

According to the provisions of SFAS No. 109 “Accounting for Income Taxes”, income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. Deferred tax assets and liabilities result from temporary differences between the tax basis and reported book basis of assets and liabilities and result in taxable or deductible amounts in future years. Our accounting for deferred taxes involves certain estimates and assumptions that we believe are appropriate. Future changes in regulatory tax laws and/or different positions held by taxing authorities may affect the value recorded for deferred taxes.

Liquidity and Capital Resources

Cash flows from operations were $12,588 in 2005 and $9,964 in 2004, and increased primarily due to an increase in net income.

Cash flows used in investing activities were $32,931 in 2005 and $6,490 in 2004. Increase in cash used is primarily due to the acquisition of NSPG in January 2005 for $27,777.

Capital expenditures were $5,174 in 2005 and $6,248 in 2004. Capital expenditures were funded either through cash flow from operations or through borrowing under the Company’s credit agreement. Capital expenditures in 2005 related primarily to a new gravure press in our Scottsburg, IN plant and a new business information system. Budgeted capital expenditures for 2006 of approximately $6,000 are expected to be funded from operating cash flows.

In 2005, Multi-Color amended its credit agreement in order to provide for a Revolving Line of Credit (Revolver) up to a maximum of $10,000 and a Non-Revolving Line of Credit Facility (Non-Revolver) not to exceed $45,000, of which $20,000 was borrowed in connection with the acquisition of NSPG. The lenders have no obligation to make any advances under the Non-Revolver after the “Draw Termination” date of January 24, 2006. Under the terms of the amended credit agreement, Multi-Color is subject to several financial covenants. The financial covenants require Multi-Color to maintain certain leverage and fixed charge ratios as well as maintain a minimum net worth. We were in compliance with all covenants during 2005. Our amended credit agreement allows us to pay dividends up to $1,500 in any given year. The amended credit agreement expires August 1, 2007.

Available borrowings under the credit agreement at March 31, 2005 consisted of $8,640 under the Revolver and $25,000 under the Non-Revolver.

We believe that cash flow from operations and availability under the credit agreement, as amended, are sufficient to meet our capital requirements and debt service requirements for fiscal 2006 and for the next several fiscal years. From time to time, we review potential acquisitions of businesses. While we have no present commitments to acquire any businesses that would have a material impact on Multi-Color’s financial position or results of operations, any such acquisition would require us to issue additional equity or incur additional debt.

The following table summarizes the Company’s contractual obligations as of March 31, 2005 (thousands):

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-Term Debt	$39,782	$5,507	$5,407	$4,309	$5,179	$2,384	$16,996
Rent due under Capital Lease Obligations	7	4	3	—	—	—	—
Rent due under Operating Leases	12,985	2,443	2,158	2,004	2,068	1,296	3,016
Unconditional Purchase Obligations	345	186	67	65	27	—	—
Other Long-Term Obligations (1)	666	9	20	14	—	8	615

Total Contractual Cash Obligations	$53,785	$8,149	$7,655	$6,392	$7,274	$3,688	$20,627

(1)	Amount includes $169 of expected post retirement benefit obligations and $497 of deferred compensation obligations. The deferred compensation obligations are included in the more than 5 years column as the timing of such payments are not determinable (refer to footnote 9 to the consolidated financial statements).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (THOUSANDS)

Multi-Color is exposed to market risks from changes in interest rates on certain of its outstanding debt. The outstanding loan balance under our bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Europe. Based on the average outstanding debt in fiscal 2005, a 100 basis point change in the interest rate would change interest expense by approximately $250. In fiscal 2005, we entered into two interest rate swap agreements in order to provide a hedge against a portion of our variable interest rate debt and as a result, approximately 51% of total debt at March 31, 2005 was variable interest rate debt. The market value of these swaps is $261 at March 31, 2005 and is included in other assets on the consolidated balance sheet. In fiscal 2004, we did not use financial or derivative instruments to manage our interest risks. Multi-Color has minimal foreign exchange risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because either they are not required or the information is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of Multi-Color Corporation:

We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
May 6, 2005

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31

(In thousands, except per share data)

	2005	2004	2003
Net sales	$139,466	$126,961	$99,560
Cost of goods sold	113,443	103,688	80,332

Gross profit	26,023	23,273	19,228
Selling, general and administrative expenses	12,001	10,763	7,560
Plant closure costs	—	897	—
Impairment loss on long-lived assets	82	199	—

Operating income	13,940	11,414	11,668
Interest expense	1,039	1,077	1,391
Other (income) expense, net	(66)	(71)	(12)

Income before income taxes	12,967	10,408	10,289
Income tax expense	4,985	3,902	3,954

Net income	$7,982	$6,506	$6,335

Weighted average shares and equivalents outstanding:
Basic	6,307	6,013	5,775
Diluted	6,613	6,594	6,404

Basic earnings per common share	$1.27	$1.08	$1.10
Diluted earnings per common and common equivalent share	$1.21	$.99	$.99

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of March 31

(In thousands, except per share data)

	2005	2004
ASSETS
Current assets:
Cash	$345	$1,464
Accounts receivable, net	25,290	15,431
Inventories	14,228	7,719
Deferred tax asset	499	455
Prepaid and refundable income taxes	—	931
Prepaid expenses and other	558	461

Total current assets	40,920	26,461

Property, plant and equipment, net	52,423	33,207
Goodwill	11,759	11,759
Intangible assets, net	2,693	879
Other	433	141

Total assets	$108,228	$72,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan	$1,360	$—
Current portion of long-term debt	5,507	5,913
Current portion of capital lease obligations	4	9
Accounts payable	10,844	8,666
Accrued liabilities	5,383	3,990

Total current liabilities	23,098	18,578

Long-term debt	34,275	15,553
Capital lease obligations	3	—
Deferred tax liability	6,937	4,919
Deferred compensation and other	818	428

Total liabilities	65,131	39,478

Commitments and contingencies
Stockholders’ equity:
Common stock, no par value, stated value of $.10 per share; 15,000 shares authorized, 6,498 and 6,176 shares issued at March 31, 2005 and 2004, respectively	323	291
Paid-in capital	14,913	12,740
Treasury stock, 29 shares at cost	(119)	(119)
Retained earnings	27,719	20,057
Accumulated other comprehensive income	261	—

Total stockholders’ equity	43,097	32,969

Total liabilities and stockholders’ equity	$108,228	$72,447

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 31

(In thousands, except per share data)

	Common Stock
	Number of shares issued *	Amount	Paid-In capital	Treasury stock	Retained earnings	Accumulated other comprehensive income	Total
March 31, 2002	5,673	$253	$10,304	$(119)	$7,220	—	$17,658
Net income					6,335		6,335
Issuance of common stock	291	19	162				181
Tax benefit from exercise of stock options			1,100				1,100

March 31, 2003	5,964	$272	$11,566	$(119)	$13,555	—	$25,274
Net income					6,506		6,506
Purchase in lieu of fractional shares for stock split					(4)		(4)
Issuance of common stock	212	19	395				414
Tax benefit from exercise of stock options			779				779

March 31, 2004	6,176	$291	$12,740	$(119)	$20,057	—	$32,969

Net income					7,982		7,982
Issuance of common stock, net	322	32	(27)				5
Tax benefit from exercise of stock options			2,200				2,200
Cash dividends at $.05 per share					(320)		(320)
Unrealized gain on interest rate swaps						261	261

March 31, 2005	6,498	$323	$14,913	($119)	$27,719	$261	$43,097

The accompanying notes are an integral part of the consolidated financial statements.

*	All common stock share amounts have been adjusted to reflect the 3-for-2 stock split effective November 30, 2003.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31

(In thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,982	$6,506	$6,335
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	4,349	3,934	3,281
Amortization	463	406	366
Net loss on disposal of equipment	112	316	26
Increase in non-current deferred compensation and other	69	95	1
Tax benefit from stock option exercises	2,200	779	1,100
Impairment loss on long-lived assets	82	199	—
Net (increase) decrease in accounts receivable	(4,803)	(3,719)	(2,685)
Net (increase) decrease in inventories	125	(1,284)	406
Net (increase) decrease in prepaid expenses and other	535	(171)	(203)
Net increase (decrease) in accounts payable	(696)	2,284	1,313
Net increase (decrease) in accrued liabilities	196	181	594
Net increase (decrease) in deferred taxes	1,974	438	1,350

Net cash provided by operating activities	12,588	9,964	11,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,174)	(6,248)	(2,036)
Acquisition of business, net of cash acquired	(27,777)	(500)	(8,163)
Proceeds from sale of plant and equipment	20	258	69

Net cash used in investing activities	(32,931)	(6,490)	(10,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in revolving line of credit, net	1,360	—	—
Proceeds relating to issuance of common stock, net	5	413	181
Payment in lieu of fractional shares for stock split	—	(4)	—
Proceeds from issuance of long-term debt	28,700	3,600	5,000
Repayment of long-term debt	(10,381)	(5,892)	(4,093)
Debt issuance costs	(136)	—	(80)
Dividends paid	(320)	—	—
Repayment of capital lease obligations	(4)	(4,236)	(43)

Net cash provided by (used in) financing activities	19,224	(6,119)	965

Net increase (decrease) in cash	(1,119)	(2,645)	2,719
Cash, beginning of the year	1,464	4,109	1,390

Cash, end of year	$345	$1,464	$4,109

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1) THE COMPANY

Multi-Color Corporation (the Company), headquartered in Cincinnati, Ohio, supplies printed labels, engravings and packaging services to consumer product and food and beverage companies, retailers and container manufacturers primarily located in the United States, Canada, Mexico, Central and South America. The Company has manufacturing plants located in Scottsburg, Indiana; Batavia, Troy and Cincinnati, Ohio; Erlanger, Kentucky; Framingham, Massachusetts; Green Bay and Watertown, Wisconsin and Norway, Michigan.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

References to fiscal 2005, 2004 and 2003 are for the fiscal years ended March 31, 2005, 2004 and 2003, respectively. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain balances have been reclassified to conform to current year classifications.

Revenue Recognition

The Decorating Solutions Segment recognizes revenue on sales of products when the customer receives title to the goods, which is generally upon delivery. The Packaging Services Segment recognizes revenue upon completion of the service provided to the customer. All revenues are denominated in U.S. dollars.

Inventories

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Excess and obsolete cost reductions are generally established based on inventory age.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings	20-39 years
Machinery and equipment	3-15 years
Computers	3-5 years
Furniture and fixtures	5-10 years

Goodwill and Intangible Assets

Goodwill is no longer amortized as the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of April 1, 2001. In accordance with SFAS No. 142, the Company tests goodwill annually as of February 28th of each fiscal year for impairment by comparing the fair value of the reporting unit goodwill to its carrying amount. The test is completed on a segment basis. Under SFAS No. 142, impairment is also tested when events or changes in circumstances indicate that the assets carrying values may be greater than the fair values. Intangible assets with definite useful lives continue to be amortized using the straight-line method over periods of up to eight years. Intangible assets are also tested annually for impairment in accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Income Taxes

Deferred income tax assets and liabilities are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years.

Earnings per Common Share

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	2005		2004		2003
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	6,307	$1.27	6,013	$1.08	5,775	$1.10
Effect of dilutive stock options	306	(.06)	581	(.09)	629	(.11)

Diluted EPS	6,613	$1.21	6,594	$.99	6,404	$.99

All share amounts have been adjusted to reflect the 3-for-2 stock split effective November 30, 2003.

Advertising Costs

Advertising costs are charged to expense as incurred. Such expenses were minimal for the three fiscal years ended March 31, 2005.

Research and Development Costs

Research and development costs are charged to expense as incurred and were $2,106, $2,626 and $1,320 for 2005, 2004 and 2003, respectively.

Stock-Based Compensation

The provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” require that employee stock-based compensation either continue to be determined under Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” or in accordance with the provisions of SFAS No. 123, whereby compensation expense is recognized based on the fair value of stock-based awards on the grant date. The Company accounts for such awards under the recognition and measurement provisions of APB No. 25 and, accordingly, no compensation cost has been recognized for any stock awards unless required by APB No. 25. The Company has adopted SFAS No. 123 for disclosure purposes only (also refer to New Pronouncements below).

The weighted average fair value at date of grant for options granted during 2005, 2004 and 2003 was $ 4.18, $3.20 and $2.85, respectively. Such amounts were estimated using the binomial model with the following weighted average assumptions:

	2005	2004	2003
Expected life (years)	5.00	5.00	5.61
Risk free interest rate	3.29%	3.07%	4.37%
Expected volatility	39.00%	42.61%	38.98%
Dividend yield	0%	0%	0%

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2005, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2005	2004	2003
Net income - as reported	$7,982	$6,506	$6,335
Stock-based compensation expense determined under the fair value method for all awards, net of income tax benefits	374	408	278

Net income - pro forma	$7,608	$6,098	$6,057

Net income per common and common equivalent share - as reported
Basic	$1.27	$1.08	$1.10
Diluted	$1.21	$.99	$.99

Net income per common and common equivalent share - pro forma
Basic	$1.21	$1.01	$1.05
Diluted	$1.15	$.92	$.95

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

Derivative Financial Instruments – Interest Rate Swaps

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivatives and Hedging Activities”, as amended. This standard requires the recognition of derivative instruments as either assets or liabilities in the balance sheet at fair value and the recognition of resulting gains or losses as adjustments to earnings or other comprehensive income. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company has two interest rate swaps that are designated as cash flow hedges which have been determined to be highly effective. Therefore, the resulting gains or losses are recorded in other comprehensive income. The Company measures hedge effectiveness by formally assessing, at least quarterly, the probable high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. If a hedge, or portion thereof, is determined to be ineffective, any change in fair value would be recorded in the consolidated income statement.

New Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004 SFAS 123(R)), “Share-Based payment”. SFAS 123 (R) requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based upon the grant date fair value. Currently the company accounts for such awards under the recognition and measurement provisions of APB No. 25 and discloses the pro forma impact on net income and EPS in accordance with SFAS 123. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005. Although the Company is currently evaluating the impact of adopting SFAS123(R), the Company expects the impact will be material (also refer to Stock-Based Compensation above).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an Amendment of ARB. 43, Chapter 4.” This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Additionally, this standard requires the allocation of fixed production overheads to the costs of conversion be based upon the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that this standard will have a material impact on its results of operations.

(3) ACCOUNTS RECEIVABLE ALLOWANCE

The Company’s customers are primarily major consumer brand companies and container manufacturers and accounts receivable consist of amounts due in connection with normal business activities. The Company records an allowance for doubtful accounts to reflect the estimated losses of accounts receivable based on past collection history and specific individual risks identified. The following table summarizes the activity in the allowance for doubtful accounts for fiscal 2005 and 2004:

	2005	2004
Balance at beginning of year	$334	$318
Acquired in acquisition	107	—
Provision	160	43
Accounts written-off	(51)	(27)

Balance at end of year	$550	$334

(4) INVENTORIES

Inventories as of March 31 consisted of the following:

	2005	2004
Finished goods	$7,034	$4,295
Work-in-process	2,875	1,046
Raw materials	4,319	2,378

	$14,228	$7,719

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of March 31:

	2005	2004
Land and buildings	$14,778	$9,440
Machinery and equipment	58,384	40,714
Furniture and fixtures	4,708	2,182
Construction in progress	500	3,966

	78,370	56,302
Accumulated depreciation	(25,947)	(23,095)

	$52,423	$33,207

(6) INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31:

	2005	2004
Non-compete agreements	$750	$750
Customer agreements and lists	2,886	744
Other	92	174

	3,728	1,668
Accumulated amortization	(1,035)	(789)

	$2,693	$879

The intangible assets relate primarily to assets acquired in connection with completed acquistions and are amortized over their remaining useful lives using the straight-line method of amortization. The weighted average amortization period for these assets is approximately 6.9 years. Total amortization expense for 2005, 2004 and 2003 was $463, $406 and $366, respectively. In fiscal 2005, the Company acquired certain customer relationships and customer contracts valued at $1,821 as a result of the NorthStar Print Group (NSPG) acquisition (See Note 16). In fiscal 2004, the heat transfer business of International Playing Card and Label Co. (IPC&L) was acquired and the resulting customer list was initially valued at $744. In 2005, this amount was increased by $320 as a result of the resolution of a contingent purchase price adjustment.

The annual estimated amortization expense for future fiscal years are as follows:

2006	$587
2007	562
2008	539
2009	367
2010	286
2011	352

Total	$2,693

(7) DEBT

The components of the Company’s debt are as follows:

	2005	2004
Scottsburg Industrial Revenue Bonds, floating weekly rate (2.43% at March 31, 2005), quarterly principal payments of $170 plus interest through July 2009	$3,215	$3,385
Clermont County Industrial Revenue Bonds, floating weekly rate (2.0% at March 31, 2005), quarterly principal payments of $70 plus interest through March 2016	3,065	3,450
Note payable to Avery Dennison Corporation, annual principal payments of $1,099 plus interest at 5%, due each January, final payment due January 2007	2,198	3,296
Note payable to former owners of Quick Pak, Inc., annual principal payments of $100 plus interest at 5%, due each May, final payment due May 2005	100	200
Mortgage note payable, interest at LIBOR plus 1.50%, (4.50% at March 31, 2005), quarterly principal payments of $45 plus interest, scheduled balloon payment of $1,800 due November 2013	3,375	3,555
Bank term note payable, interest at LIBOR plus 1.25%, (3.81% at March 31, 2005), quarterly principal payments of $435 plus interest, due August 1, 2007	7,829	—
Bank term note payable, interest at LIBOR plus 1.25%, (4.10% at March 31, 2005), quarterly principal payments of $714 plus interest beginning August 1, 2005, due August 1, 2007	20,000	—
Notes redeemed, repaid and refinanced	—	7,577
Other	—	3

	39,782	21,466
Less-current portion of debt	(5,507)	(5,913)

	$34,275	$15,553

The following is a schedule of future annual principal payments, including quarterly Industrial Revenue Bond payments required under the Company’s credit agreement:

2006	$5,507
2007	5,407
2008	4,309
2009	5,179
2010	2,384
thereafter	16,996

Total	$39,782

On June 30, 2004, the Company amended its credit agreement, increasing the Revolving Line of Credit (Revolver) maximum from $6,000 to $10,000. The interest rates under the Revolver are based upon prime or LIBOR plus certain margin amounts based upon the Company’s leverage ratio. For the years ended March 31, 2005 and 2004, the average interest rate under the Revolver was 3.90% and 3.18%, respectively. At March 31, 2005 and 2004, the Company had borrowed $1,360 and $0 under the Revolver.

On January 25, 2005, the Company amended its credit agreement to provide for a Non-Revolving Line of Credit Facility (Non-Revolver) not to exceed $45,000. The lenders have no obligation to make any advances under the Non-Revolver after the “Draw Termination” date of January 24, 2006. At March 31, 2005, the Company had borrowed $20,000 under the Non-Revolver in conjunction with the acquisition of NSPG (See Note 16). The amended agreement also contains various financial and operating covenants which, among others, require the Company to maintain certain leverage, fixed charge coverage and net worth ratios and limits the payment of dividends to $1,500 annually. The amended credit agreement expires August 1, 2007.

With respect to the Industrial Revenue Bonds, the Company has the option to establish the bonds’ interest rate form (variable or fixed interest rate). When a fixed interest rate is selected, the fixed rate assigned will approximate the market rate for comparable securities. When a variable rate is selected, or at the end of a fixed interest rate period, the bondholders reserve the right to demand payment of the bonds. In the event that any of the bondholders exercise their rights, a remarketing agent is responsible for remarketing the bonds on a best efforts basis for not less than the outstanding principal and accrued interest. In the event the bonds are not able to be remarketed and the letters of credit are exercised, the lender is committed to providing financing for up to 458 days. These letters of credit expire June 1, 2006.

Substantially all assets of the Company are pledged as collateral under the Company’s borrowings.

(8) INTEREST RATE SWAPS

During 2005, the Company entered into two interest rate swap contracts (Swaps) in order to manage its exposure to interest rate fluctuations under variable rate borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties.

In May 2004, the Company entered into a Swap with an initial notional amount of $5,000, which declines by approximately $400 annually through expiration in May 2009. Additionally in February 2005, the Company entered into a Swap with an initial notional amount of $15,000, which declines by approximately $2,143 annually through expiration in May 2012. The Swaps were designated at inception as highly effective cash flow hedges which are measured on an ongoing basis. During 2005, the fair value of the Swaps increased by $261 and was recorded in accumulated other comprehensive income.

(9) EMPLOYEE BENEFIT PLANS

The Company has established a 401(k) retirement savings plan which covers all employees who meet certain service requirements. The plan provides for voluntary contributions by the Company’s employees up to a specified maximum percentage of gross pay. At the discretion of the Company’s Board of Directors, the Company will contribute a specified matching percentage of the employee contributions. Company contributions in 2005, 2004 and 2003 were $462, $444 and $309, respectively, which represent one-half of the employee contributions not exceeding 6% of gross pay.

The Company has entered into deferred compensation agreements with certain officers and employees under its 1999 Executive Deferred Compensation Plan whereby participants receive an annual Company contribution credit based on a percentage (8% for 2005) of such participant’s base compensation. Amounts due under such agreements are classified as long-term liabilities at March 31, 2005 and 2004 and were $497 and $428, respectively. Such amounts are payable, in general and subject to the terms of the plan, at the later of the attainment of retirement age (60) or termination of employment. Interest on the deferred amounts, which is included in the balances due, were accrued at 6.0%, 6.25%, and 6.75% in 2005, 2004 and 2003, respectively. Expenses in 2005, 2004 and 2003 were $102, $84 and $100, respectively.

In conjunction with the NSPG acquisition in January 2005, (See Note 16) the Company assumed a defined benefit pension plan covering certain union employees at the Norway plant who were hired prior to July 14, 1998. This plan provides benefits based on years of service. Plan assets consist primarily of listed equity and debt securities. Certain other union employees of the Norway plant participate in a multi-employer defined benefit pension plan.

Also in conjunction with the NSPG acquisition in January 2005 (See Note 16), the Company assumed a post retirement health and welfare plan that provides health benefits to certain eligible employees upon retirement. Active Norway plant employees hired on or before July 31, 1998 are eligible to participate in the plan. The plan allows participants to retire as early as age 62 and remain in the active medical plan until reaching Medicare eligibility at age 65.

The following provides a reconciliation of the benefit obligations to the consolidated balance sheet at March 31, 2005:

	Pension Benefits	Other Post Retirement Benefits
Benefit obligation	$(966)	$(314)
Fair value of plan assets	958	—

Funded (unfunded) status	(8)	(314)
Unrecognized prior service cost	—	—
Unrecognized transition asset/(obligation)	—	—
Unrecognized net gain or (loss)	—	—

(Accrued) prepaid benefit obligation	$(8)	$(314)

The costs for the Company’s pension benefits and other post retirement benefits are actuarially determined. The Company uses a December 31 measurement date for these plans. The discount rate used was 5.75% based on the AA corporate bond rate in effect as of the measurement date. The expected return on plan assets was 8% based on historical performance and the expected future returns considering the portfolio mix and long term investment strategy.

The weighted average asset allocations at March 31, 2005 and target allocations for 2006, by asset category are as follows:

	2005	Target % 2006
Asset category
Equity securities	59%	50-60%
Debt securities	14%	10-20%
Real estate	0%	0-10%
Other	27%	20-30%

Total	100%

The assumed health care cost trend rate used in measuring the post retirement benefit obligation was 10% gradually decreasing down to 4% in 2010 and thereafter. Assumed health care cost trend rates have an effect on the amounts reported for the health care plan. A one percentage point change in these assumed rates would increase the post retirement obligation by $40 or decrease the post retirement obligation by $34.

The Company expects to make no cash contributions to its pension plan and $9 to its other post retirement plan in 2006. Benefit payments expected to be paid from its pension and post retirement plans are as follows:

	Benefits Pension	Post Retirement Benefits
Year ended March 31,
2006	$—	$9
2007	13	20
2008	13	14
2009	12	—
2010	15	8
2011-2015	89	118

	$142	$169

(10) INCOME TAXES

The provision for income taxes includes the following components:

	2005	2004	2003
Currently payable
Federal	$2,538	$1,839	$1,772
State and local	474	694	240

	3,012	2,533	2,012

Deferred
Federal	1,805	1,111	1,794
State and local	168	258	148

	$4,985	$3,902	$3,954

The following is a reconciliation between the statutory federal income tax rate and the effective rate:

	2005	2004	2003
Federal statutory rate	34.0%	34.0%	34.0%
State and local income taxes, net of
federal income tax benefit	4.8%	6.0%	4.0%
Research and development tax credit	(1.3)%	(1.0)%	—
Other	0.9%	(1.5)%	—

Effective tax rate	38.4%	37.5%	38.0%

The net deferred tax components consisted of the following at March 31:

	2005	2004
Deferred tax liabilities:
Tax depreciation over book depreciation	$(6,088)	$(4,412)
Tax intangible amortization over book intangible amortization	(584)	(465)
Software development	(201)	—
State deferred tax	(720)	(496)

	$(7,593)	$(5,373)

Deferred tax assets:
Asset impairment loss	$28	$16
Deferred compensation	166	146
Inventory reserves	215	210
Allowance for doubtful accounts	123	83
AMT credit carry-forward	320	206
State tax credit carry-forward	123	86
Other	180	162

	1,155	909

Net deferred tax liability	$(6,438)	$(4,464)

For tax reporting purposes, the Company has approximately $320 of alternative minimum tax (AMT) credits available which have an indefinite life. The Company has state net operating losses of approximately $454, which expire between 2018 and 2020. In addition, the Company has state tax credits of approximately $187 which expire between 2008 and 2014.

(11) MAJOR CUSTOMERS

During 2005, 2004 and 2003, sales to major customers (those exceeding 10% of the Company’s net sales) approximated 43%, 46% and 46%, respectively, of the Company’s consolidated net sales. Approximately 33%, 36% and 36% of sales in 2005, 2004 and 2003 respectively, were to the Procter & Gamble Company (recorded in the Decorating Solutions Division) and approximately 10% of sales in 2005 and 2004 were to the Limited Brands (recorded in the Packaging Services Division).

In addition, accounts receivable balances of such major customers approximated 35%, 35% and 28% of the Company’s total accounts receivable balance at March 31, 2005, 2004 and 2003, respectively.

The loss or substantial reduction of the business of any of the major customers could have a material adverse effect on the Company’s operations.

(12) STOCK OPTIONS

As of March 31, 2005, 528 of the authorized but unissued common shares were reserved for future issuance to key employees and directors under the Company’s qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the fair market value on the date of grant and will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three to five year period. A summary of the changes in the options outstanding during 2005, 2004 and 2003 is set forth below (adjusted for the 3-for-2 stock split effective November 30, 2003):

	Number of Shares	Weighted Average Exercise Price	Options Price Range (Per Share)
Outstanding at March 31, 2002	1,135	$3.50	$1.80-$8.38
Granted	185	10.03	$8.38-$10.40
Exercised	(374)	3.00	$2.36-$4.89
Cancelled	(40)	5.35	$2.89-$10.40

Outstanding at March 31, 2003	906	$4.98	$1.80-$10.40
Granted	215	12.88	$11.33-$17.00
Exercised	(282)	3.76	$1.80-$10.40
Cancelled	(43)	10.04	$9.99-$10.40

Outstanding at March 31, 2004	796	$7.28	$1.80-$17.00
Granted	115	16.98	$14.87-$18.82
Exercised	(426)	4.67	$1.80-$11.33
Cancelled	(45)	11.92	$10.40-$18.82

Outstanding at March 31, 2005	440	$11.86	$2.94-$18.82

The following summarizes options outstanding and exercisable at March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.89-$4.89	73	5.18	$3.41	73	$3.41
$8.38-$11.33	196	7.43	$10.44	88	$9.61
$14.87-$18.82	171	9.04	$16.90	53	$15.95

	440			214

(13) CAPITAL LEASE OBLIGATIONS

The Company has entered into a capital lease for certain equipment. The amounts recorded in property, plant and equipment and accumulated depreciation under such capital leases were minimal at March 31, 2005 and 2004.

(14) SEGMENT INFORMATION

The Company is organized into two segments within the packaging industry: Decorating Solutions and Packaging Services. The Decorating Solutions Segment’s primary operations involve the design and printing of labels while the Packaging Services Segment provides promotional packaging, assembling and fulfillment services. Both segments sell to major consumer product companies.

Financial information by operating segment is as follows:

	2005	2004	2003
Sales:
Decorating Solutions	$115,755	$105,050	$84,242
Packaging Services	23,711	21,911	15,318

	$139,466	$126,961	$99,560
Income before income taxes:
Decorating Solutions	$13,770	$10,031	$11,897
Packaging Services	2,890	3,006	1,510
Corporate Expenses	(3,692)	(2,629)	(3,118)

	$12,968	$10,408	$10,289
Capital expenditures:
Decorating Solutions	$3,241	$4,366	$1,632
Packaging Services	826	472	365
Corporate	1,107	1,410	39

	$5,174	$6,248	$2,036
Depreciation and amortization:
Decorating Solutions	$4,083	$3,892	$3,301
Packaging Services	376	369	260
Corporate	353	79	86

	$4,812	$4,340	$3,647

	March 31, 2005	March 31, 2004
Total assets:
Decorating Solutions	$94,671	$58,963
Packaging Services	10,264	8,663
Corporate	3,293	4,821

	$108,228	$72,447

(15) COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has various equipment, office and facility operating leases. Leases expire on various dates through August 2013. Rent expense during 2005, 2004 and 2003 was approximately $1,894, $1,881 and $1,439, respectively.

The annual future minimum rental obligations as of March 31, 2005 are as follows:

2006	$2,443
2007	2,158
2008	2,004
2009	2,068
2010	1,296
Thereafter	3,016

Total	$12,985

Purchase Obligations

The Company has entered into long-term purchase agreements (one to four years) for various uniforms, supplies and utilities which are estimated to be approximately $186 for 2006, $67 for 2007, $65 for 2008, and $27 for 2009.

Litigation

Litigation is instituted from time to time against the Company which involves routine matters incident to the Company’s business. In the opinion of management, the ultimate disposition of pending litigation will not have a material adverse effect upon the Company’s results of operations or financial position.

(16) ACQUISITIONS

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

In July 2003, the Company acquired the heat transfer label business and all related proprietary technologies from Tennessee based International Playing Card and Label Co. Inc. (“IPC&L”). The purchase included the food and beverage and consumer product business for North, Central and South America. The net purchase price was originally estimated to be $655. The Company paid $500 in cash and funded the remainder with a promissory note to IPC&L for $155. The acquisition was accounted for as a purchase. Accordingly, the entire purchase price was allocated to a customer list intangible asset based upon the estimated value of the business and customers successfully transferred to the Company during fiscal 2004. The purchase price allocation was finalized in February 2005, and the value of the customer list was increased by $320, the final amount paid to the seller in 2005. The results of operations of the acquisition are included in the consolidated statement of operations from the date of acquisition.

On January 25, 2005, the Company, through its wholly owned subsidiaries MCC-Norway, Inc. and MCC-Wisconsin, LLC, completed the purchase of NSPG, a subsidiary of Journal Communications, Inc. Specializing in the production of glue-applied, in-mold and pressure sensitive labels for the beverage and consumer markets, NSPG has been integrated into the Company’s Decorating Solutions Division. The Company acquired specific assets and assumed certain liabilities of NSPG, including gravure and flexographic printing equipment, inventory, accounts receivable, real estate and accounts payable. The total preliminary purchase price of approximately $27,777 was based upon a multiple of earnings and the estimated book value of the assets acquired and assumed liabilities, subject to a post-closing working capital adjustment. The proceeds paid at closing were obtained through available cash, $20,000 in borrowings under the Non-Revolver and $2,000 borrowed under the Revolver. In addition to the purchase price, the Company recorded approximately $1,100 for estimated acquisition related costs including legal, accounting and advisory services. The acquisition was accounted for as an asset purchase, and accordingly, the preliminary purchase price was allocated to the assets and liabilities based on their fair market value as of the date of acquisition. The results of operations of NSPG are included in the consolidated statement of operations from the date of acquisition. The following represents a preliminary condensed balance sheet of the assets acquired and liabilities assumed at the acquisition date:

Assets Acquired:
Accounts receivable	$5,056
Inventory	6,634
Property, plant and equipment	18,605
Intangible assets	1,821
Other assets	54

Total assets	$32,170

Liabilities Assumed:
Accounts payable	$2,875
Accrued liabilities	1,517

Total Liabilities	$4,392

The following table summarizes, on an unaudited proforma basis, the estimated combined results of the Company and the above acquisitions assuming the acquisitions had occurred on April 1, 2003. The results include certain adjustments, primarily depreciation, amortization and interest expense, and are not necessarily indicative of what results would have been had the Company owned the heat transfer label business of IPC&L and certain assets of NSPG during the periods presented.

	2005	2004	2003
Net Sales	$188,987	$184,562	$174,875
Net Income	$9,758	$8,176	$6,560
Earnings per share
Basic	$1.55	$1.36	$1.14
Diluted	$1.48	$1.24	$1.02

In addition to the working capital adjustment discussed above, the preliminary NSPG purchase price is also subject to adjustment based on the sales volumes of certain products during the period July 2005 to July 2006.

Also in conjunction with the NSPG acquisition, the Company entered into a lease agreement with the seller for a manufacturing facility located in Green Bay, WI, whereby the seller has an irrevocable option to sell such facility to the Company for $1,050 upon the satisfactory completion (as defined) of certain environmental cleanup activities.

(17) SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	2005	2004	2003
Supplemental Disclosures of Cash Flow Information:
Interest paid	$793	$976	$1,211
Income taxes paid	$357	$2,442	$1,543
Supplemental Disclosure of Non Cash Activities:
None
Business combinations accounted for as a purchase:
Assets acquired	$32,170	$620	$15,725
Liabilities assumed	(4,392)	—	(2,867)
Cash received	(1)	—	—
Notes payable	—	(120)	(4,695)

Net cash paid	$27,777	$500	$8,163

(18) OTHER COMPREHENSIVE INCOME

The components of other comprehensive income consists of :

	2005	2004	2003
Net income	$7,982	$6,506	$6,335
Unrealized gain on interest rate swaps	261	—	—

Total	$8,243	$6,506	$6,335

QUARTERLY DATA (UNAUDITED) (THOUSANDS, EXCEPT PER SHARE DATA)

Fiscal 2005:

	Quarter:
	First	Second	Third	Fourth	Total
Net sales	$28,750	$31,736	$33,694	$45,286	$139,466
Gross profit	$4,727	$5,626	$6,725	$8,945	$26,023
Net income	$1,115	$1,682	$2,306	$2,879	$7,982

Basic earnings per common share:	$.18	$.27	$.36	$.45	$1.27
Diluted earnings per common and common equivalent share:	$.17	$.25	$.35	$.43	$1.21

Fiscal 2004:

	Quarter:
	First	Second	Third	Fourth	Total
Net sales	$29,107	$31,569	$33,029	$33,256	$126,961
Gross profit	$5,692	$5,662	$5,813	$6,106	$23,273
Net income	$1,628	$1,664	$1,618	$1,596	$6,506

Basic earnings per common share:	$.27	$.28	$.27	$.26	$1.08
Diluted earnings per common and common equivalent share:	$.25	$.25	$.24	$.24	$.99

Fiscal 2003:

	Quarter:
	First	Second	Third	Fourth	Total
Net sales	$20,914	$24,100	$25,941	$28,605	$99,560
Gross profit	$4,146	$4,665	$4,670	$5,747	$19,228
Net income	$1,288	$1,600	$1,487	$1,960	$6,335

Basic earnings per common share:	$.23	$.28	$.25	$.33	$1.10
Diluted earnings per common and common equivalent share:	$.20	$.25	$.23	$.31	$.99

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The information required by this item concerning directors is set forth in the section entitled “Election of Directors” contained in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

EXECUTIVE OFFICERS

The Executive Officers of the Company are as follows:

Francis D. Gerace, 52, was promoted to President and appointed a Director on May 18, 1999 and was elected Chief Executive Officer in August 1999. Prior to that time, Mr. Gerace served as the Company’s Vice President of Operations from April 1998 to May 1999. Mr. Gerace held various operating positions and was Director of Strategic Business Systems for Fort James Corporation’s Packaging Business from 1993 to 1998. From 1974 to 1993, Mr. Gerace held various general management positions with Conagra, Inc. and Beatrice Foods Company.

Dawn H. Bertsche, 48, was appointed Vice President of Finance, Chief Financial Officer and Secretary in August 1999. Subsequent to year end, Ms. Bertsche was promoted to Senior Vice President of Finance and Chief Financial Officer. Prior to joining Multi-Color, Ms. Bertsche was Chief Financial Officer for Hill Top Research, Inc. from 1997 to 1999 and held the position of Vice President and Controller and other financial positions for Clopay Corporation from 1987 to 1997. From 1977 to 1987, Ms. Bertsche held various financial management positions with LSI Lighting Systems, Inc. and Price Waterhouse.

Donald E. Kneir, 41, was appointed President of the Decorating Solutions Division in February 2004. Prior to joining Multi-Color, Mr. Kneir was President of API Foils, Inc. from 2002 to 2004 and held the position of General Manager and Vice President of Sales and Marketing for Field Container’s Box Division from 2001 to 2002. Prior to this time, Mr. Kneir was the Director of Marketing for Pechiney/American National Can.

Edward V. Allen, 47, was appointed President of the Packaging Services Division in August 2004. Prior to joining Multi-Color, Mr. Allen was Vice President of Manufacturing Operations for L’Oreal USA, the U.S. unit of the $17 billion international cosmetics and personal care products company. From 1999 to 2003, he was employed by Medicia Corporation, a U.S.-based contract manufacturer of personal care products and packaging, where he was eventually promoted to President.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (THOUSANDS, EXCEPT PER SHARE DATA)

The following table provides information regarding shares outstanding and available for issuance under the Company’s existing stock option plans:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	440	$ 11.79	528
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Of the total securities remaining available for future issuance, 108 shares are reserved for issuance to the Company’s Board of Directors and 420 shares are reserved for issuance to the Company’s employees.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this item is set forth in the section entitled “Ratification of the Appointment of Grant Thornton LLP as Independent Public Accountants for Fiscal Year Ending March 31, 2005 contained in our proxy statement to be filed with the SEC and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following Report of Independent Registered Public Accounting Firm, consolidated financial statements of Multi-Color Corporation and the related notes are incorporated herein.

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended March 31, 2005, 2004 and 2003.

Consolidated Balance Sheets as of March 31, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended March 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All schedules have been omitted because either they are not required or the information is included in the financial statements and notes thereto.

(a)(3)	List of Exhibits

Exhibit Numbers	Description of Exhibit	Filing Status
3 (i)	Amended and Restated Articles of Incorporation	A

3 (ii)	Amendment to Amended and Restated Articles of Incorporation	A

3 (iii)	Amendment to Amended and Restated Articles of Incorporation	O

3 (iv)	Amended and Restated Code of Regulations	B

9.0	Separation agreement with the mutual releases, dated July 7, 1998, between the Company

	and John Court	M

10.1	Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National

Association covering $5,750,000 City of Scottsburg, Indiana Economic

	Development Revenue Bonds	C

10.2	Trust Indenture securing City of Scottsburg, Indiana Economic Development

	Revenue Series 1989 dated as of October 1, 1989	D

10.3	Bond Purchase Agreement for $5,750,000 City of Scottsburg, Indiana Economic

	Development Revenue Bonds Series 1989	D

10.4	Remarketing Agreement dated October 1, 1989 by and among the Company,

	The Ohio Company and The PNC Bank (Formerly The Central Trust Company, N.A).	D

10.5	First Refusal Agreement among the Company’s shareholders	B

10.5a	Waiver, Consent and Amendment Agreement dated May 7, 2002 (Amendment to First

	Refusal Agreement)	V

10.6	Loan Agreement between City of Scottsburg, Indiana and Multi-Color dated

	October 1, 1989 for $5,750,000	D

10.7	Trust Indenture securing County of Boone, Kentucky Industrial Building Revenue Bonds,

	Series 1989 dated as of December 1, 1989	D

10.8	Loan Agreement between County of Boone, Kentucky and Multi-Color for $3,250,000

	dated as of December 1, 1989	D

10.9	Remarketing Agreement dated as of December 1, 1989 by and among the Company,

	The Ohio Company and The PNC Bank (Formerly The Central Trust Company, N.A.)	D

10.10	Remarketing Agreement dated October 1, 1989 by and among the Company, The Ohio

	Company and The PNC Bank (Formerly The Central Trust Company, N.A.)	D

10.11	Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National

Association covering $3,250,000 County of Boone, Kentucky Industrial Building

	Revenue Bonds	C

10.12	Bond Purchase Agreement for $3,250,000 County of Boone, Kentucky Industrial

	Building Revenue Bonds Series 1989	C

10.14	Loan Agreement between the Company and City of Scottsburg, Indiana, dated

	as of April 1, 1997 for $3,000,000	E

10.28	Purchase Agreement to Sell dated February 26, 1999 by and between the

	Company and Indiana Properties, LLC	F

10.31	Asset Purchase Agreement, dated December 4, 1999, between MCC-Batavia, LLC and

	Leonard Z. Eppel, Receiver of the Assets of Buriot International, Inc.	K

10.33	Fourth Amended and Restated Credit, Reimbursement and Security Agreement as of

June 6, 2000 among Multi-Color Corporation, PNC Bank, National Association and

	Keybank National Association	O

10.34	Asset Purchase Agreement, dated June 5, 2000, between Multi-Color Corporation,

	Uniflex, John Yamasaki, Meiwa Corporation and Ryohsei Plastics Industries, Co., Ltd.	N

10.35	Amendment to Credit Agreement dated February 8, 2001	P

10.36	Stock Purchase Agreement, dated October 25, 2001 between Multi-Color Corporation and Premiere Labels, Inc. and its shareholders	Q

10.37	Asset Purchase Agreement, dated May 31, 2002 between Multi-Color Corporation, Quick Pak, Inc. and Alexander and Deborah Buhayar	R

10.38	Amendment to Substituted Revolving Credit Note, dated May 31, 2002	T

10.39	Asset Purchase Agreement, dated November 18, 2002 between Multi-Color Corporation, Dennison Manufacturing Co., and Avery Dennison Corporation	S

10.40	Loan Agreement, dated November 7, 2003 between Multi-Color Corporation and Key Bank National Association	W

10.42	First Amendment to Credit Agreement dated December 30, 2003	W

10.43	Second Amendment to Credit Agreement dated June 30, 2004 between Multi-Color Corporation and LaSalle Bank National Association, PNC Bank National Association, Key Bank National Association and Harris Trust and Savings	X

10.44	Asset Purchase Agreement, dated January 25, 2005, between Multi-Color Corporation, MCC-Norway, Inc., MCC-Wisconsin, LLC, NorthStar Print Group, Inc., and Journal Communications, Inc.	Y

10.45	Third Amendment and Consent Agreement effective January 25, 2005 between Multi-Color Corporation and LaSalle Bank National Association, PNC Bank National Association, Key Bank National Association and Harris Trust and Savings	Y

MANAGEMENT CONTRACTS AND COMPENSATION PLANS

10.19	1992 Directors’ Stock Option Plan	B

10.20	401(k) Retirement Savings Plan and Trust	B

10.23	1997 Stock Option Plan	H

10.24	1998 Non-Employee Director Stock Option Plan of Multi-Color Corporation	I

10.26	Employment Agreement entered into March 16, 1998 by and between the Company

	and Francis D. Gerace	F

10.27	Amendment to Employment Agreement dated May 18, 1999, to employment agreement

	dated as of March 16, 1998 among Multi-Color Corporation and Francis D. Gerace	F

10.29	1999 Long-Term Incentive Plan of Multi-Color Corporation dated as of January 19, 1999	L

10.41	2003 Stock Option Plan	U

10.46	Severance Arrangements with Dawn H. Bertsche, Donald E. Kneir and Edward V. Allen	G

10.47	Executive Incentive Compensation for Fiscal Year 2006	Z

21	Subsidiaries of the Company	G

23	Consent of Grant Thornton, LLP	G

31.1	Section 302 Certification – CEO	G

31.2	Section 302 Certification – CFO	G

32.1	Section 906 Certification – CEO	G

32.2	Section 906 Certification – CFO	G

A	Filed as an exhibit to the Form 10-K for the 1996 fiscal year and incorporated herein by reference.

B	Filed as an exhibit to Registration Statement #33-51772, filed September 10, 1992, and incorporated herein by reference.

C	Filed as an exhibit to the Form 10-K for the 1994 fiscal year and incorporated herein by reference.

D	Filed as an exhibit to the Form 10-K for the 1990 fiscal year and incorporated herein by reference.

E	Filed as an exhibit to the Form 10-K for the 1997 fiscal year and incorporated herein by reference.

F	Filed as an exhibit to the Form 10-K for the 1999 fiscal year and incorporated herein by reference.

G	Filed herewith.

H	Filed as an exhibit to the 1997 Proxy Statement and incorporated herein by reference.

I	Filed as an exhibit to the 1998 Proxy Statement and incorporated herein by reference.

J	Filed as an exhibit to the Form 10-K for the 1998 fiscal year and incorporated herein by reference.

K	Filed as an exhibit to the Form 8-K filed December 31, 1999 and incorporated herein by reference.

L	Filed as an exhibit to the 1999 Proxy Statement and incorporated herein by reference.

M	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 28, 1998 and incorporated herein by reference.

N	Filed as an exhibit to the Form 8-K filed June 20, 2000 and incorporated herein by reference.

O	Filed as an exhibit to the Form 10-K for the 2000 fiscal year and incorporated herein by reference.

P	Filed as an exhibit to the Form 10-K for the 2001 fiscal year and incorporated herein by reference.

Q	Filed as an exhibit to the Form 8-K filed November 8, 2001 and incorporated herein by reference.

R	Filed as an exhibit to the Form 8-K filed June 17, 2002 and incorporated herein by reference.

S	Filed as an exhibit to the Form 8-K filed February 3, 2003 and incorporated herein by reference.

T	Filed as an exhibit to the Form 10-K for the 2002 fiscal year and incorporated herein by reference.

U	Filed as an exhibit to the 2003 Proxy Statement and incorporated herein by reference.

V	Filed as an exhibit to the Form 10-K for the 2003 fiscal year and incorporated herein by reference.

W	Filed as an exhibit to the Form 10-K for the 2004 fiscal year and incorporated herein by reference.

X	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.

Y	Filed as an exhibit to the Form 8-K filed January 25, 2005 and incorporated herein by reference.

Z	Filed as an exhibit to the Form 8-K filed April 21, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION
Dated: June 29, 2005	(Registrant)

	By:	/s/ Francis D. Gerace
Francis D. Gerace
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Capacity	Date
/s/ Francis D. Gerace Francis D. Gerace	President, Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2005

/s/ Dawn H. Bertsche Dawn H. Bertsche	Senior Vice President Finance, (Principal Financial Officer Chief Financial Officer, Secretary and Principal Accounting Officer)	June 29, 2005

/s/ Lorrence T. Kellar Lorrence T. Kellar	Chairman of the Board of Directors	June 29, 2005

/s/ Robert R. Buck Robert R. Buck	Director	June 29, 2005

/s/ Charles B. Connolly Charles B. Connolly	Director	June 29, 2005

/s/ Roger A. Keller Roger A. Keller	Director	June 29, 2005

/s/ David H. Pease, Jr. David H. Pease, Jr.	Director	June 29, 2005