Form 10-Q
period 2005-06-30
MULTI COLOR CORP
filed 2005-08-15
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common shares, no par value – 6,534,743 (as of July 24, 2005)

MULTI-COLOR CORPORATION

FORM 10-Q

Item 1. Financial Statements

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Thousands except per share amounts)

	Three Months Ended
	June 30, 2005	June 30, 2004
Net sales	$46,728	$28,750
Cost of goods sold	38,933	24,023

Gross profit	7,795	4,727
Selling, general and administrative expenses	4,144	2,667

Operating income	3,651	2,060
Other (income) expense, net	(8)	68
Interest expense	493	193

Income before income taxes	3,166	1,799
Income tax expense	1,257	684

Net income	$1,909	$1,115

Basic earnings per share	$0.29	$0.18

Diluted earnings per share	$0.29	$0.17

Weighted average number of common shares outstanding:
Basic	6,496	6,168
Diluted	6,700	6,594

The accompanying notes are an integral part of this financial information.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Balance Sheets

(Thousands except per share amounts)

	June 30, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,593	$345
Accounts receivable, net	23,302	25,290
Inventories	16,981	14,228
Deferred tax asset	499	499
Prepaid expenses and other	709	558

Total current assets	43,084	40,920

Property, plant and equipment, net	52,381	52,423

Goodwill	11,759	11,759

Intangible assets, net	2,505	2,693

Other	115	433

Total assets	$109,844	$108,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan	$1,795	$1,360
Current portion of long-term debt	6,836	6,222
Current portion of capital lease obligations	—	4
Current portion of deferred revenue	382	—
Accounts payable	12,539	10,844
Accrued liabilities	5,666	5,383

Total current liabilities	27,218	23,813

Long-term debt, excluding current portion	29,901	33,560

Capital lease obligations, excluding current portion	—	3

Deferred tax liability	6,938	6,937

Deferred compensation and other	857	818

Long-term portion of deferred revenue	96	—

Total liabilities	65,010	65,131

Stockholders’ equity:
Common stock, no par value, $.10 stated value; 15,000 shares authorized, 6,534 and 6,498 shares issued at June 30 and March 31, 2005 respectively	327	323
Paid-in capital	15,305	14,913
Treasury stock, 29 shares at cost	(119)	(119)
Accumulated other comprehensive income	20	261
Retained earnings	29,301	27,719

Total stockholders’ equity	44,834	43,097

Total liabilities and stockholders’ equity	$109,844	$108,228

The accompanying notes are an integral part of this financial information.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Thousands)

	Three Months Ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES :
Net Income	$1,909	$1,115
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,499	1,023
Amortization	164	87
Net loss on disposal of equipment	—	83
Increase in non-current deferred compensation and other	39	26
Tax benefit from stock option exercises	229	—
Net (increase) decrease in accounts receivable	2,466	1,612
Net (increase) decrease in inventory	(2,753)	(1,274)
Net (increase) decrease in prepaid expenses and other	(73)	716
Net increase (decrease) in accounts payable	1,695	(2,806)
Net (increase) decrease in accrued liabilities	283	(901)

Net cash provided by (used in) investing activities	$5,458	$(319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,706)	(2,552)
Adjustment to acquisition purchase price	272	—

Net cash used in investing activities	(1,434)	(2,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(3,045)	(1,282)
Proceeds from issuance of long-term debt	—	3,650
Repayment of capital lease obligations	(5)	(7)
Proceeds relating to issuance of common stock	164	371
Increase in revolving line of credit, net	435	—
Dividends paid	(325)	—

Net cash provided by (used in) financing activities	(2,776)	2,732

Net increase (decrease) in cash	1,248	(139)
Cash, beginning of period	345	1,464

Cash, end of period	$1,593	$1,325

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$425	$95
Income taxes paid	$151	$18

The accompanying notes are an integral part of this financial information.

MULTI-COLOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in Thousands)

Item	1. Financial Statements (continued)

1.	Description of Business and Significant Accounting Policies:

The Company:

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

Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

The information furnished in these financial statements reflects all estimates and adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods reported, and all adjustments and estimates are of a normal recurring nature.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year classifications.

Revenue Recognition:

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

Property, Plant and Equipment:

Property, plant and equipment are stated at cost.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings	20-39 years
Machinery and equipment	3-15 years
Computers	3-5 years
Furniture and fixtures	5-10 years

Goodwill and Intangible Assets:

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

Income Taxes:

Deferred income tax assets and liabilities are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years.

Use of Estimates in Financial Statements:

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

Fair Value Disclosure:

The fair value of financial instruments approximates carrying value.

Derivative Financial Instruments – Interest Rate Swaps:

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

Stock Based Compensation:

The Company granted 150 stock options during the three months ended June 30, 2005 with a weighted average fair value of $4.14. As of June 30, 2005, 378 of the authorized but unissued common shares were reserved for future issuance to key employees and directors under the Company’s qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant. To the extent not exercised, options will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three to five year period.

The provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” require that employee stock-based compensation either continue to be determined under Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” or in accordance with the provisions of SFAS No. 123, whereby compensation expense is recognized based on the fair value of stock-based awards on the grant date. The Company accounts for such awards under the recognition and measurement provisions of APB No. 25 and, accordingly, no compensation cost has been recognized for any stock awards unless required by APB No. 25. The Company has adopted SFAS No. 123 for disclosure purposes only (also refer to New Pronouncements below). Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for the three months ended June 30, 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,
	2005	2004
Net income – as reported	$1,909	$1,115
Stock-based compensation expense determined under the fair value method for all awards, net of income tax benefits	78	72

Net income – proforma	$1,831	$1,043

Net income per common and common equivalent share – as reported
Basic	$0.29	$0.18
Diluted	$0.29	$0.17

Net income per common and common equivalent share – proforma
Basic	$0.28	$0.17
Diluted	$0.28	$0.16

New Pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004 SFAS 123 R, “Share-Based payment”. SFAS 123 R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based upon the grant date fair value. Currently the company accounts for such awards under the recognition and measurement provisions of APB No. 25 and discloses the pro forma impact on net income and EPS in accordance with SFAS 123. The effective date of SFAS 123 R is the beginning of the first annual reporting period beginning after June 15, 2005, and therefore the Company will adopt SFAS 123 R in the fiscal year beginning April 1, 2006. Although the Company is currently evaluating the impact of adopting SFAS 123 R, the Company expects the impact will be material (also refer to Stock-Based Compensation below).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an Amendment of ARB. 43, Chapter 4”. This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Additionally, this standard requires the allocation of fixed production overheads to the costs of conversion be based upon the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that this standard will have a material impact on its results of operations.

2.	Earnings Per Common Share Data:

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended June 30,
	2005	2004
Denominator for basic EPS	6,496	6,168
Effect of dilutive stock options	204	426

Denominator for diluted EPS	6,700	6,594

3.	Inventories:

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market and are comprised of the following:

	June 30, 2005	March 31, 2005
Finished goods	$9,585	$7,034
Work in process	1,937	2,875
Raw materials	5,459	4,319

	$16,981	$14,228

4.	Debt:

The components of the Company’s debt are as follows:

	June 30, 2005	March 31, 2005
Scottsburg Industrial Revenue Bonds, floating weekly rate (2.58% at June 30, 2005), quarterly principal payments of $170 plus interest through July 2009	$3,215	$3,215
Clermont County Industrial Revenue Bonds, floating weekly rate (3.15% at June 30, 2005), quarterly principal payments of $70 plus interest through March 2016	2,994	3,065
Note payable to Avery Dennison Corporation, annual principal payments of $1,099 plus interest at 5%, due each January, final payment due January 2007	2,198	2,198
Note payable to former owners of Quick Pak, Inc., annual principal payments of $100 plus interest at 5%, due each May, final payment due May 2005	—	100
Mortgage note payable, interest at LIBOR plus 1.50%, (4.50% at June 30, 2005), quarterly principal payments of $45 plus interest, scheduled balloon payment of $1,800 due November 2013	3,330	3,375
Bank term note payable, interest at LIBOR plus 1.25%, (4.40% at June 30, 2005), quarterly principal payments of $435 plus interest, due August 1, 2007	5,000	7,829
Bank term note payable, interest at LIBOR plus 1.25%, (4.36% at June 30, 2005), quarterly principal payments of $714 plus interest beginning August 1, 2005, due August 1, 2007	20,000	20,000

	36,737	39,782
Less-current portion of debt	(6,836)	(6,222)

	$29,901	$33,560

The following is a schedule of future annual principal payments as of June 30, 2005, including quarterly Industrial Revenue Bond payments required under the Company’s credit agreement:

Year 1	6,836
2	6,836
3	5,518
4	3,998
5	3,813
Thereafter	9,736

Total	$36,737

The Company maintains a Revolving Line of Credit (Revolver) which provides for borrowings up to a maximum of $10,000. The interest rates under the Revolver are based upon prime or LIBOR plus certain margin amounts based upon the Company’s leverage ratio. At June 30, 2005, the Company had borrowed $1,795 under the Revolver.

The Company also maintains a Non-Revolving Line of Credit Facility (Non-Revolver) not to exceed $45,000. The lenders have no obligation to make any advances under the Non-Revolver after the “Draw Termination” date of January 24, 2006. At June 30, 2005, the Company had borrowed $20,000 under the Non-Revolver in conjunction with the acquisition of the NorthStar Print Group (see footnote 6 below). The Non-Revolver agreement also contains various financial and operating covenants which, among others, require the Company to maintain certain leverage, fixed charge coverage and net worth ratios and limits the payment of dividends to $1,500 annually. The credit agreement expires August 1, 2007.

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

Substantially all assets of the Company are pledged as collateral under the Company’s borrowings.

5.	Segment Information:

The Company is organized into two segments within the packaging industry: Decorating Solutions and Packaging Services. The Decorating Solutions segment’s primary operations involve the design and printing of labels, while the Packaging Services segment provides promotional packaging, assembly and fulfillment services. Both segments sell to major consumer product companies.

Financial information by operating segment is as follows:

	Three Months Ended June 30,
	2005	2004
Sales:
Decorating Solutions	$43,095	$24,495
Packaging Services	3,710	4,255
Intersegment	(77)	—

	$46,728	$28,750

Income before income taxes:
Decorating Solutions	$5,055	$2,325
Packaging Services	(569)	402
Corporate expenses	(1,320)	(928)

	$3,166	$1,799

Capital expenditures:
Decorating Solutions	$605	$1,910
Packaging Services	874	450
Corporate	227	192

	$1,706	$2,552

Depreciation and amortization:
Decorating Solutions	$1,409	$1,032
Packaging Services	119	98
Corporate	135	16

	$1,663	$1,146

	June 30, 2005	March 31, 2005
Total assets:
Decorating Solutions	$93,788	$94,286
Packaging Services	10,535	10,264
Corporate	5,521	3,678

	$109,844	$108,228

6.	Acquisitions:

On January 25, 2005, the Company, through its wholly owned subsidiaries MCC-Norway, Inc. and MCC-Wisconsin, LLC, completed the purchase of NorthStar Print Group (NSPG), a subsidiary of Journal Communications, Inc. Specializing in the production of glue-applied, in-mold and pressure sensitive labels for the beverage and consumer markets, NSPG has been integrated into the Company’s Decorating Solutions segment. The Company acquired specific assets and assumed certain liabilities of NSPG, including gravure and flexographic printing equipment, inventory, accounts receivable, real estate and accounts payable. The total preliminary purchase price of approximately $27,777 was based upon a multiple of earnings and the estimated book value of the assets acquired and assumed liabilities, subject to a post-closing working capital adjustment which resulted in a cash receipt of approximately $272 in May 2005. The proceeds paid at closing were obtained through available cash, $20,000 in borrowings under the Non-Revolver and $2,000 borrowed under the Revolver. In addition to the purchase price, the Company recorded approximately $1,100 for estimated acquisition related costs including legal, accounting and advisory services. The acquisition was accounted for as an asset purchase, and accordingly, the preliminary purchase price was allocated to the assets and liabilities based on their fair market value as of the date of acquisition. The following represents a preliminary condensed balance sheet of the assets acquired and liabilities assumed at the acquisition date:

Assets Acquired:
Accounts receivable	$5,056
Inventory	6,634
Property, plant and equipment	18,605
Intangible assets	1,821
Other assets	54

Total assets	$32,170

Liabilities Assumed:
Accounts payable	$2,875
Accrued liabilities	1,517

Total Liabilities	$4,392

The following table summarizes, on an unaudited proforma basis, the estimated combined results of the Company and NSPG for the quarter ended June 30, 2004, assuming the acquisition had occurred on April 1, 2004. The results include certain adjustments, primarily depreciation, amortization and interest expense, and are not necessarily indicative of what results would have been had the Company owned NSPG during the period presented.

June 30, 2004
Net Sales	$44,709
Net Income	$1,843
Earnings per share
Basic	$0.30
Diluted	$0.28

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

7.	Major Customers:

During the three months ended June 30, 2005 and 2004, sales to major customers (those exceeding 10% of the Company’s net sales) approximated 46% and 34%, respectively, of the Company’s consolidated net sales. Approximately 30% and 34% of sales for the three months ended June 30, 2005 and 2004, respectively, were to the Procter and Gamble Company (recorded primarily in the Decorating Solutions segment). Approximately 16% of sales for the three months ended June 30, 2005 were to the Miller Brewing Company (recorded in the Decorating Solutions segment), which became a customer in January 2005 in connection with the NSPG acquisition (see footnote 6).

The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Amounts in Thousands)

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’ Annual Report on Form 10-K for the year ended March 31, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company continually evaluates its estimates, including, but not limited to, those related to revenue recognition, bad debts, inventories and any related reserves, income taxes, fixed assets, goodwill and intangible assets. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies impact the more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. Additionally, the Company’s senior management has discussed the critical accounting policies and estimates with the Board of Directors’ Audit and Finance Committee. For a more detailed discussion of the application of these and other accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

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

Executive Overview

We provide a wide range of products and services for the packaging needs of our customers through two segments. Our Decorating Solutions segment provides a complete line of label solutions for consumer product and food and beverage companies. Our Packaging Services segment provides promotional packaging design, sourcing and custom assembly services to consumer product companies and national retailers. Our vision is to be a premier global resource of packaging services and decorating solutions. Currently, our customers are located throughout North, Central and South America. We monitor and analyze trends in the packaging industry in order to ensure that we are providing appropriate products and services to our customers. Certain factors that influence our business include consumer spending, new product introductions, new packaging technologies and demographics.

Consolidated net sales increased 63% in the first quarter to $46,728 from $28,750 in the first quarter of the prior year. The increase in the consolidated net sales was due to the acquisition of the NorthStar Print Group (NSPG) which provided sales of $15,173 for the first quarter and $3,350 of organic sales growth within the Decorating Solutions segment, partially offset by a decline in sales within the Packaging Services segment of $545. The 14% organic growth rate within the Decorating Solutions segment was a result of gaining new customers and expanding our business with existing customers. The sales shortfall within our Packaging Services segment was attributed to a decrease in customer promotional programs and a demand shift to less complex products.

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

We have continued to make progress in expanding our customer base and portfolio of products, services and manufacturing locations in order to address issues related to customer concentration. We continue to examine business strategies to diversify our business.

During the quarter we continued the implementation of a new $2,000 business management information system. The system allows visibility to real-time production data across all machine centers and allows improved control of inventory, order tracking, and production scheduling. The system is our most significant cost-reduction and continuous improvement tool implemented to date.

Key objectives for fiscal year 2006 include winning new customers, growing existing customers, generating meaningful cost reductions, and pursuing selective acquisitions.

Results of Operations

Three Months Ended June 30, 2005 compared to the Three Months Ended June 30, 2004

	2005	2004	$ Change	% Change
Consolidated Net Sales	$46,728	$28,750	17,978	63
Decorating Solutions Segment	$43,018	$24,495	18,523	76
Packaging Services Segment	$3,710	$4,255	(545)	(13)

The Decorating Solutions segment’s sales for the three months ended June 30, 2005 as compared to the same period of the prior year increased primarily due to the acquisition of NSPG, which contributed sales of $15,173 for the first quarter. The additional sales within the Decorating Solutions segment were as a result of gaining new customers and increasing volume with existing customers. The Packaging Services segment experienced a decrease in net sales for the first quarter as a result of less promotional programs from existing customers and a demand shift to less complex products.

	2005	2004	$ Change	% Change
Consolidated Gross Profit (Loss)	$7,795	$4,727	3,068	65
% of Sales	17%	16%
Decorating Solutions Segment	$8,139	$4,277	3,862	90
% of Sales	19%	17%
Packaging Services Segment	$(344)	$450	(794)	(176)
% of Sales	(9)%	11%

Consolidated gross profit increased $3,068 or 65% as compared to the same period in the prior year as a result of the NSPG acquisition and higher volumes within the Decorating Solutions segment, offset by the decrease in sales in the Packaging Services segment. Gross profit within the Decorating Solutions segment increased $3,862 of which $2,463 was due to NSPG. The remaining increase was due to organic sales growth and reduced costs realized through improved labor and production efficiencies. Additionally, in the first quarter of fiscal year 2005, the gross profit of the Decorating Solutions segment was negatively impacted by difficulties integrating the Las Vegas shrink sleeve business into the Scottsburg facility. Gross profit in the Packaging Services segment decreased $794 because of lower sales volume and higher material costs due to the changes in customer mix.

	2005	2004	$ Change	% Change
Consolidated Selling, General & Administrative	$4,144	$2,667	1,477	55
% of Sales	9%	9%

Selling, general and administrative (SG&A) expenses increased $1,477 or 55% from the prior year, but remained flat as a percent of sales. We incurred $695 of SG&A expenses due to NSPG. The remaining increase in SG&A is primarily attributed to staff increases associated with our growth.

	2005	2004	$ Change	% Change
Interest Expense	$493	$193	300	155

Interest expense increased as compared to the same period of the prior year as a result of additional debt. In conjunction with the NSPG acquisition, the Company borrowed an additional $20 million under the Non-Revolver portion of our credit facility. The interest on the Non-Revolver is payable at LIBOR plus 1.25%. Our increase in interest expense for the first quarter was partially offset by the repayment of $2,395 of term loan debt.

	2005	2004	$ Change	% Change
Income Tax Expense	$1,257	$684	573	84

Income tax expense increased $573 from the first quarter of the prior year because of an increase in earnings and in increase in the effective tax rate. The effective rate increased to 39.7% from 38% in the prior year due to a higher federal rate as the Company anticipates exceeding $10 million in annual taxable income and increased state taxes as the Company operates in more jurisdictions.

Liquidity and Capital Resources

Through the three months ended June 30, 2005 net cash provided by operating activities was $5,458 as compared to a use of cash of $319 in the same period of the prior year. The change is due primarily to a decrease in accounts receivable, offset by an increase in inventory, and an increase in accounts payable and accrued liabilities. We had strong sales in the fourth quarter of fiscal 2005 that resulted in improved cash collections. Payables have increased as we are leveraging longer terms with vendors. Inventory levels were increased during the quarter ending June 30, 2005 in order to meet customer requirements.

We expect to make capital expenditures of approximately $6,000 during fiscal 2006, consisting primarily of completing the purchase of a new business enterprise system as well as other plant equipment. We believe that cash flows from operations and availability under the revolving line of credit are sufficient to meet our capital requirements and debt service requirements for the next twelve months.

From time to time we review potential acquisitions of businesses. While there are no present commitments to acquire any businesses that would have a material impact on our financial position or results of operations, such acquisitions may require us to issue additional equity or incur additional debt.

The Company’s credit agreement provides for a Revolving Line of Credit (Revolver) up to a maximum of $10,000 and a Non-Revolving Line of Credit Facility (Non-Revolver) not to exceed $45,000, of which $20,000 was borrowed in connection with the acquisition of NSPG. The lenders have no obligation to make any advances under the Non-Revolver after the “Draw Termination” date of January 24, 2006. Under the terms of the amended credit agreement, Multi-Color is subject to several financial covenants. The financial covenants require Multi-Color to maintain certain leverage and fixed charge ratios as well as maintain a minimum net worth. Our amended credit agreement allows us to pay dividends up to $1,500 in any given year. A quarterly dividend of $325 or five cents per share was paid on May 31,2005. The amended credit agreement expires August 1, 2007.

Available borrowings under the credit agreement at June 30, 2005 consisted of $8,205 under the Revolver and $25,000 under the Non-Revolver.

We believe that we have both sufficient short and long term liquidity financing. We had a working capital position of $15,866 and $17,107 at June 30 and March 31, 2005, respectively. At June 30, 2005, we were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual	Obligations ($ in thousands)

The following table summarizes Multi-Color’s contractual obligations as of June 30, 2005:

Aggregated Information about Contractual Obligations and Other Commitments:

June 30, 2005	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$36,737	$6,836	$6,836	$5,518	$3,998	$3,813	$9,736
Rent due under Operating Leases	12,261	2,318	2,065	2,029	1,927	1,139	2,783
Other Long-Term Obligations (1)	702	9	20	14	—	8	651
Unconditional Purchase Obligations	300	156	67	56	21	—	—

Total Contractual Cash Obligations	$50,000	$9,319	$8,988	$7,617	$5,946	$4,960	$13,170

(1)	Amounts include $169 of expected post retirement benefit payments and $533 of deferred compensation obligations. The deferred compensation obligations are included in the more than 5 years column as the timing of such payments are not determinable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2005.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

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

Statements concerning expected financial performance, on-going business strategies, and possible future action which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions; the ability to integrate acquisitions; the success and financial condition of the Company’s significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; the Company’s ability to maintain an effective system of internal control; availability, terms and development of capital; cost and price changes; availability of raw materials; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations, legal proceedings and developments and other factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part II - Other Information

Item 1. Legal Proceedings – None

Item 2. Changes in Securities – None

Item 3. Defaults upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information – None

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: August 15, 2005	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President-Finance,
Chief Financial Officer and Secretary