Form 10-Q
period 2005-09-30
MULTI COLOR CORP
filed 2005-11-14
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

Indicate	by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common shares, no par value – 6,524,916 (as of October 31, 2005)

MULTI-COLOR CORPORATION

FORM 10-Q

Item 1. Financial Statements

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Thousands except per share amounts)

	Three Months Ended		Six Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net sales	$49,663	$31,735	$96,391	$60,485
Cost of goods sold	41,667	26,109	80,600	50,132

Gross profit	7,996	5,626	15,791	10,353
Selling, general and administrative expenses	4,177	2,758	8,321	5,508

Operating income	3,819	2,868	7,470	4,845
Other (income) expense, net	(23)	(45)	(31)	(60)
Interest expense	475	223	968	416

Income before income taxes	3,367	2,690	6,533	4,489
Income tax expense	1,316	1,009	2,573	1,694

Net income	$2,051	$1,681	$3,960	$2,795

Basic earnings per share	$0.31	$0.27	$0.61	$0.45

Diluted earnings per share	$0.30	$0.25	$0.59	$0.42

Weighted average number of common shares outstanding:
Basic	6,511	6,324	6,504	6,247
Diluted	6,747	6,606	6,724	6,600

The accompanying notes are an integral part of this financial information.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Balance Sheets

(Thousands except per share amounts)

	September 30, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,313	$345
Accounts receivable, net	26,245	25,290
Inventories	16,172	14,228
Deferred tax assets	499	499
Prepaid expenses and other	945	558

Total current assets	48,174	40,920

Property, plant and equipment, net	51,576	52,423

Goodwill	11,759	11,759

Intangible assets, net	2,391	2,693

Other	391	433

Total assets	$114,291	$108,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan	$—	$1,000
Current portion of long-term debt	6,836	6,222
Current portion of capital lease obligations	—	4
Current portion of deferred revenue	382	—
Accounts payable	16,306	11,204
Accrued liabilities	7,348	5,383

Total current liabilities	30,872	23,813

Long-term debt, excluding current portion	28,562	33,560

Capital lease obligations, excluding current portion	—	3

Deferred tax liabilities	6,937	6,937

Deferred compensation and other	896	818

Total liabilities	67,267	65,131

Stockholders’ equity:
Common stock, no par value, $.10 stated value; 15,000 shares authorized, 6,550 and 6,498 shares issued at September 30 and March 31, 2005 respectively	329	323
Paid-in capital	15,497	14,913
Treasury stock, 29 shares at cost	(119)	(119)
Accumulated other comprehensive income	292	261
Retained earnings	31,025	27,719

Total stockholders’ equity	47,024	43,097

Total liabilities and stockholders’ equity	$114,291	$108,228

The accompanying notes are an integral part of this financial information.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Thousands)

	Six Months Ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES :
Net income	$3,960	$2,795
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,023	2,010
Amortization	279	212
Net loss on disposal of equipment	84	79
Increase in non-current deferred compensation and other	78	7
Tax benefit from stock option exercises	302	(183)
Net (increase) decrease in accounts receivable	(955)	83
Net increase in inventory	(1,944)	(364)
Net (increase) decrease in prepaid expenses and other	(314)	1,051
Deferred taxes	—	69
Net increase (decrease) in accounts payable	5,102	(2,157)
Net increase in accrued liabilities	1,965	319
Increase in deferred revenue	382	—

Net cash provided by operating activities	11,962	3,921

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,512)	(3,602)
Proceeds from sale of property and equipment	3	11
Adjustment to acquisition purchase price	272	—

Net cash used in investing activities	(2,237)	(3,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(4,384)	(2,964)
Proceeds from issuance of long-term debt	—	3,650
Repayment of capital lease obligations	(7)	(1)
Proceeds relating to issuance of common stock	284	759
Decrease in revolving line of credit, net	(1,000)	—
Dividends paid	(650)	—

Net cash provided by (used in) financing activities	(5,757)	1,444

Net increase in cash	3,968	1,774
Cash, beginning of period	345	1,464

Cash, end of period	$4,313	$3,238

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$857	$160
Income taxes paid	$1,229	$62

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Interest rate swaps	$31	$(56)

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

Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (US GAAP), have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

The information furnished in these condensed consolidated financial statements reflects all estimates and adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods reported.

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

Goodwill and Intangible Assets:

Goodwill is no longer amortized as the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” as of April 1, 2001. In accordance with SFAS No. 142, the Company tests goodwill annually as of February 28th of each fiscal year for impairment by comparing the fair value of the reporting unit goodwill to its carrying amount. The test is completed on a segment basis. Under SFAS No. 142, impairment is also tested when events or changes in circumstances indicate that the assets carrying values may be greater than the fair values. Intangible assets with definite useful lives continue to be amortized using the straight-line method over periods of up to eight years. Intangible assets are also tested annually for impairment in accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Income Taxes:

Deferred income tax assets and liabilities are provided for temporary differences between the tax basis and reported amounts of assets and liabilities that will result in taxable or deductible amounts in future years.

Use of Estimates in Financial Statements:

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Disclosure:

The fair value of financial instruments approximates carrying value.

Derivative Financial Instruments – Interest Rate Swaps:

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivatives and Hedging Activities”, as amended. This standard requires the recognition of derivative instruments as either assets or liabilities in the balance sheet at fair value and the recognition of resulting gains or losses as adjustments to earnings or other comprehensive income. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

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

Stock Based Compensation:

During the six months ended September 30, 2005 the Company granted 150 stock options with a weighted fair value of $4.14 per share. As of September 30, 2005, 378 of the authorized but unissued common shares were reserved for future issuance to key employees and directors under the Company’s qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant. To the extent not exercised, options will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three to five year period.

The provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” require that employee stock-based compensation either continue to be determined under Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” or in accordance with the provisions of SFAS No. 123, whereby compensation expense is recognized based on the fair value of stock-based awards on the grant date. The Company accounts for such awards under the recognition and measurement provisions of APB No. 25 and, accordingly, no compensation cost has been recognized for any stock awards unless required by APB No. 25. The Company has adopted SFAS No. 123 for disclosure purposes only (also refer to New Pronouncements below). Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for the three and six months ended September 30, 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share (“EPS”) would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income – as reported	$2,051	$1,681	$3,960	$2,795
Stock-based compensation expense determined under the fair value method for all awards, net of income tax benefits	78	77	156	148

Net income – proforma	$1,973	$1,604	$3,804	$2,647

Net income per common and common equivalent share – as reported
Basic	$0.31	$0.27	$0.61	$0.45
Diluted	$0.30	$0.25	$0.59	$0.42

Net income per common and common equivalent share – proforma
Basic	$0.30	$0.25	$0.58	$0.42
Diluted	$0.29	$0.24	$0.57	$0.40

New Pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004 SFAS 123 R), “Share-Based payment”. SFAS 123 R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based upon the grant date fair value. Currently the company accounts for such awards under the recognition and measurement provisions of APB No. 25 and discloses the pro forma impact on net income and EPS in accordance with SFAS 123. The effective date of SFAS 123 R is the beginning of the first annual reporting period beginning after June 15, 2005, and therefore the Company will adopt SFAS 123 R in the fiscal year beginning April 1, 2006. Although the Company is currently evaluating the impact of adopting SFAS 123 R, the Company expects the impact will be material.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an Amendment of ARB 43, Chapter 4”. This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Additionally, this standard requires the allocation of fixed production overheads to the costs of conversion be based upon the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that this standard will have a material impact on its results of operations.

2. Earnings Per Common Share Data:

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Denominator for basic EPS	6,511	6,324	6,504	6,247
Effect of dilutive stock options	236	282	220	353

Denominator for diluted EPS	6,747	6,606	6,724	6,600

3. Inventories:

Inventories are comprised of the following:

	September 30, 2005	March 31, 2005
Finished goods	$8,942	$7,034
Work in process	2,138	2,875
Raw materials	5,092	4,319

	$16,172	$14,228

4. Debt:

The components of the Company’s debt are as follows:

	September 30, 2005	March 31, 2005
Scottsburg Industrial Revenue Bonds, floating weekly rate (2.90% at September 30, 2005), quarterly principal payments of $170 plus interest through October 2009	$2,705	$3,215
Clermont County Industrial Revenue Bonds, floating weekly rate (3.15% at September 30, 2005), quarterly principal payments of $70 plus interest through March 2016	2,925	3,065
Note payable to Avery Dennison Corporation, annual principal payments of $1,099 plus interest at 5%, due each January, final payment due January 2007	2,198	2,198
Note payable to former owners of Quick Pak, Inc., annual principal payments of $100 plus interest at 5%, due each May, final payment made in May 2005	—	100
Mortgage note payable, interest at LIBOR plus 1.50%, (5.25% at September 30, 2005), quarterly principal payments of $45 plus interest, scheduled balloon payment of $1,800 due November 2013	3,285	3,375
Bank term note payable, interest at LIBOR plus 1.25%, (4.96% at September 30, 2005), quarterly principal payments of $435 plus interest, due August 1, 2007	5,000	7,829
Bank term note payable, interest at LIBOR plus 1.25%, (4.94% at September 30, 2005), quarterly principal payments of $714 plus interest beginning August 1, 2005, due August 1, 2007	19,285	20,000

	35,398	39,782
Less-current portion of debt	(6,836)	(6,222)

	$28,562	$33,560

The following is a schedule of future annual principal payments as of September 30, 2005, including quarterly Industrial Revenue Bond payments required under the Company’s credit agreement:

Year	1	$6,836
	2	6,836
	3	5,517
	4	3,982
	5	3,317
Thereafter		8,910

Total		$35,398

The Company maintains a Revolving Line of Credit (Revolver) which provides for borrowings up to a maximum of $10,000. The interest rates under the Revolver are based upon prime or LIBOR plus certain margin amounts based upon the Company’s leverage ratio. The Company had no outstanding borrowings under the Revolver at September 30, 2005.

The Company also maintains a Non-Revolving Line of Credit Facility (Non-Revolver) not to exceed $45,000. The lenders have no obligation to make any advances under the Non-Revolver after the “Draw Termination” date of January 24, 2006. At September 30, 2005, the Company had borrowed $19,285 under the Non-Revolver in conjunction with the acquisition of the NorthStar Print Group (see footnote 6 below). The Non-Revolver agreement also contains various financial and operating covenants which, among others, requires the Company to maintain certain leverage, fixed charge coverage and net worth ratios and limits the payment of dividends to $1,500 annually. The credit agreement expires August 1, 2007.

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

Financial information by operating segment is as follows:

	Three Months Ended September 30,		Six Months Ended September 30
	2005	2004	2005	2004
Sales:
Decorating Solutions	$43,023	$25,116	$86,118	$49,611
Packaging Services	6,866	6,642	10,577	10,897
Intersegment	(226)	(23)	(304)	(23)

	$49,663	$31,735	$96,391	$60,485

Income (Loss) before income taxes:
Decorating Solutions	$4,805	$2,275	$9,860	$4,600
Packaging Services	38	1,126	(530)	1,528
Corporate expenses	(1,476)	(711)	(2,797)	(1,639)

	$3,367	$2,690	$6,533	$4,489

Capital expenditures:
Decorating Solutions	$334	$533	$939	$2,443
Packaging Services	234	232	1,107	682
Corporate	239	285	466	477

	$807	$1,050	$2,512	$3,602

Depreciation and amortization:
Decorating Solutions	$1,333	$997	$2,742	$1,983
Packaging Services	157	109	275	207
Corporate	150	16	285	32

	$1,640	$1,122	$3,302	$2,222

	September 30, 2005	March 31, 2005
Total assets:
Decorating Solutions	$93,653	$94,286
Packaging Services	12,202	10,264
Corporate	8,436	3,678

	$114,291	$108,228

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

The following table summarizes, on an unaudited proforma basis, the estimated combined results of the Company and NSPG for the three and six month periods ended September 30, 2004, assuming the acquisition had occurred on April 1, 2004. The results include certain adjustments, primarily depreciation, amortization and interest expense, and are not necessarily indicative of what results would have been had the Company owned NSPG during the period presented.

	Three Months Ended September 30, 2004	Six Months Ended September 30, 2004

Net sales	$46,772	$91,481
Net income	2,106	3,948
Earnings per share:
Basic	$0.33	$0.63
Diluted	$0.32	$0.60

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

7. Major Customers:

During the three months ended September 30, 2005 and 2004, sales to major customers (those exceeding 10% of the Company’s net sales) approximated 46% and 51%, respectively, of the Company’s consolidated net sales. Approximately 30% and 34% of sales for the three months ended September 30, 2005 and 2004, respectively, were to the Procter and Gamble Company (recorded primarily in the Decorating Solutions segment). Approximately 16% of sales for the three months ended September 30, 2005 were to the Miller Brewing Company (recorded in the Decorating Solutions segment), which became a customer in January 2005 in connection with the NSPG acquisition (see footnote 6).

During the six months ended September 30, 2005 and 2004, sales to major customers (those exceeding 10% of the Company’s net sales) approximated 45% of the Company’s consolidated net sales. Approximately 30% and 34% of sales for the six months ended September 30, 2005 and 2004, respectively, were to the Procter and Gamble Company (recorded primarily in the Decorating Solutions segment). Approximately 15% of sales for the six months ended September 30, 2005 were to the Miller Brewing Company (recorded in the Decorating Solutions segment), which became a customer in January 2005 in connection with the NSPG acquisition (see footnote 6).

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

Consolidated net sales were up $17,928 to $49,663 in the second quarter compared to the same period of the prior year. The Decorating Solutions segment experienced an increase in net sales for the quarter of $17,907, of which $15,109 was generated by the North Star Print Group (NSPG) acquisition. The 11% organic growth rate in the Decorating Solutions segment was generated from gaining new customers and growth with existing customers. Net sales for the Packaging Services segment increased $224 from the second quarter of the prior year to $6,866. Although the Packaging Services segment experienced a slight increase in sales for the quarter, profitability was substantially lower due to a less favorable mix of customer orders and productivity issues. For the six month period ended September 30, 2005, Multi-Color’s consolidated net sales of $96,391 were 59% higher than the prior year. The consolidated organic growth rate was 9% which contributed $5,624 or 16% of the increase. The NSPG acquisition within our Decorating Solutions segment accounted for $30,282 or 84% of the sales increase for the period.

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

During the quarter we continued the implementation of a new $2,000 business management information system. We have completed the implementation of this new system in all of the Decorating Solutions segment locations with the exception of the three locations acquired through the NSPG acquisition. The system allows visibility to real-time production data across all machine centers and allows improved control of inventory, order tracking, and production scheduling. The system will be our most significant cost-reduction and continuous improvement tool implemented to date.

Key objectives for fiscal year 2006 continue to be winning new customers, growing existing customers, generating meaningful cost reductions, and pursuing selective acquisitions.

Results of Operations

Three Months Ended September 30, 2005 compared to the Three Months Ended September 30, 2004

			$	%
	2005	2004	Change	Change
Consolidated Net Sales	$49,663	$31,735	$17,928	56
Decorating Solutions Segment	43,023	25,116	17,907	71
Packaging Services Segment	6,866	6,642	224	3

The Decorating Solutions segment’s sales for the three months ended September 30, 2005 as compared to the same period of the prior year increased primarily due to the acquisition of NSPG, which contributed sales of $15,109 for the second quarter. The additional sales within the Decorating Solutions segment were as a result of gaining new customers and increasing volume with existing customers. The Packaging Services segment experienced a slight increase in net sales for the second quarter as this segment continued to diversify the customer base which it serves.

			$	%
	2005	2004	Change	Change
Consolidated Gross Profit	$7,996	$5,626	$2,370	42
% of Sales	16%	18%
Decorating Solutions Segment	7,696	4,227	3,469	82
% of Sales	18%	17%
Packaging Services Segment	300	1,399	(1,099)	(79)
% of Sales	4%	21%

Consolidated gross profit increased $2,370 or 42% as compared to the same period in the prior year as a result of the NSPG acquisition and higher volumes within the Decorating Solutions segment, offset by the decrease in the Packaging Services segment which is attributable to a change in customer mix. Gross profit within the Decorating Solutions segment increased $3,469 of which $2,405 was due to NSPG. The remaining increase was due to organic sales growth and reduced costs realized through improved labor and production efficiencies. Gross profit in the Packaging Services segment decreased $1,099 because of the changes in customer mix and productivity issues related to the delay in receiving customer components for the holiday gift set season.

			$	%
	2005	2004	Change	Change
Consolidated Selling, General & Administrative	$4,177	$2,758	$1,419	51
% of Sales	8%	9%

Consolidated selling, general and administrative (SG&A) expenses increased $1,419 or 51% from the prior year, but decreased slightly as a percent of sales. We incurred $565 of SG&A expenses due to NSPG. The remaining increase in SG&A is primarily attributed to staff increases associated with our growth and expenses incurred in connection with our compliance with the Sarbanes-Oxley Act of 2002.

			$	%
	2005	2004	Change	Change
Interest Expense	$475	$223	$252	113

Interest expense increased $252 as compared to the same period of the prior year as a result of additional debt. In conjunction with the NSPG acquisition, the Company borrowed an additional $20 million under the Non-Revolver portion of our credit facility. The interest on the Non-Revolver is payable at LIBOR plus 1.25%.

			$	%
	2005	2004	Change	Change
Income Tax Expense	$1,316	$1,009	$307	30

Income tax expense increased $307 from the second quarter of the prior year because of an increase in earnings and in increase in the effective tax rate. The effective rate increased to 39.4% from 37.5% in the prior year due to a higher federal rate as the Company anticipates exceeding $10 million in annual taxable income and increased state taxes as the Company operates in more jurisdictions.

Six Months Ended September 30, 2005 Compared to the Six Months Ended September 30, 2004

			$	%
	2005	2004	Change	Change
Consolidated Net Sales	$96,391	$60,485	$35,906	59
Decorating Solutions Segment	86,118	49,611	36,507	74
Packaging Services Segment	10,577	10,897	(320)	(3)

The Decorating Solutions segment’s sales for the six months ended September 30, 2005 as compared to the same period of the prior year increased primarily due to the acquisition of NSPG, which contributed sales of $30,282 for the first half of the year. The additional sales within the Decorating Solutions segment were as a result of gaining new customers and increasing volume with existing customers. The Packaging Services segment experienced a decrease in net sales for the first six months of the year as a result of less promotional programs from existing customers.

			$	%
	2005	2004	Change	Change
Consolidated Gross Profit	$15,791	$10,353	$5,438	53
% of Sales	16%	17%
Decorating Solutions Segment	15,834	8,504	7,330	86
% of Sales	18%	17%
Packaging Services Segment	(43)	1,849	(1,892)	(102)
% of Sales	(.41)%	17%

Consolidated gross profit increased $5,438 or 53% as compared to the same period in the prior year as a result of the NSPG acquisition and higher volumes within the Decorating Solutions segment, offset by the decrease in the Packaging Services segment due to the change in customer mix. Gross profit within the Decorating Solutions segment increased $7,330 of which $4,868 was due to NSPG. The remaining increase was due to organic sales growth and reduced costs realized through improved labor and production efficiencies. Conversely, during the first half of fiscal year 2005, the gross profit of the Decorating Solutions segment was negatively impacted by difficulties integrating the Las Vegas shrink sleeve business into the Scottsburg facility. Gross profit in the Packaging Services segment decreased $1,892 because of lower sales volume, changes in customer mix to less profitable services and productivity issues related to delays in receiving customer components for the holiday gift season.

			$	%
	2005	2004	Change	Change
Consolidated Selling, General & Administrative	$8,321	$5,508	$2,813	51
% of Sales	9%	9%

Consolidated selling, general and administrative (SG&A) expenses increased $2,813 or 51% from the prior year, but remained flat as a percent of sales. We incurred $1,260 of SG&A expenses due to NSPG. The remaining increase in SG&A is primarily attributed to staff increases associated with our growth and expenses incurred in connection with our compliance with the Sarbanes-Oxley Act of 2002.

			$	%
	2005	2004	Change	Change
Interest Expense	$968	$416	$552	133

Interest expense increased $552 as compared to the prior year as a result of additional debt. In conjunction with the NSPG acquisition, the Company borrowed an additional $20 million under the Non-Revolver portion of our credit facility. The interest on the Non-Revolver is payable at LIBOR plus 1.25%.

			$	%
	2005	2004	Change	Change
Income Tax Expense	$2,573	$1,694	$879	52

Income tax expense increased $879 from the prior year because of an increase in earnings and an increase in the effective tax rate. The effective rate increased to 39.4% from 37.5% in the prior year due to a higher federal rate as the Company anticipates exceeding $10 million in annual taxable income and increased state taxes as the Company operates in more jurisdictions.

Liquidity and Capital Resources

Through the six months ended September 30, 2005 net cash provided by operating activities was $11,962 as compared to $3,921 in the same period of the prior year. The change is due primarily to an increase in accounts payable and accrued liabilities as we are leveraging longer terms with vendors. Inventory levels were increased in order to meet customer demand while the increase in accounts receivable is attributable to timing of collections.

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

From time to time we review potential acquisitions of businesses. Any acquisitions may require us to issue additional equity or incur additional debt.

Our credit agreement provides for a Revolving Line of Credit (Revolver) up to a maximum of $10,000 and a Non-Revolving Line of Credit Facility (Non-Revolver) not to exceed $45,000, of which $20,000 was initially borrowed in connection with the acquisition of NSPG. The lenders have no obligation to make any advances under the Non-Revolver after the “Draw Termination” date of January 24, 2006. Under the terms of the amended credit agreement, we are subject to several financial covenants. The financial covenants require us to maintain certain leverage and fixed charge ratios as well as maintain a minimum net worth. Our amended credit agreement allows us to pay dividends up to $1,500 in any given year. A quarterly cash dividend of $325 or five cents per share was paid on May 31, 2005 and September 2, 2005 (total of $650). Subsequent to September 30, 2005, we declared a dividend of five cents per share for shareholder’s of record on November 15, 2005 and payable on December 1, 2005. The amended credit agreement expires August 1, 2007.

Available borrowings under the credit agreement at September 30, 2005 consisted of $10,000 under the Revolver and $25,715 under the Non-Revolver.

We believe that we have both sufficient short and long term liquidity financing. We had a working capital position of $17,302 and $17,107 at September 30 and March 31, 2005, respectively. At September 30, 2005, we were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations ($ in thousands)

The following table summarizes Multi-Color’s contractual obligations as of September 30, 2005:

Aggregated information about Contractual Obligations and Other Commitments:

September 30, 2005	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-Term Debt	$35,398	$6,836	$6,836	$5,517	$3,982	$3,317	$8,910
Rent Due under Operating Leases	14,446	2,202	2,185	2,367	2,107	1,308	4,277
Other Long-Term Obligations (1)	882	9	32	27	12	23	779
Unconditional Purchase Obligations	1,273	1,145	67	47	14	—	—

Total Contractual Cash Obligations	$51,999	$10,192	$9,120	$7,958	$6,115	$4,648	$13,966

(1)	Amounts include $310 of expected pension and post retirement benefit payments and $572 of deferred compensation obligations. The deferred compensation obligations are included in the more than 5 years column as the timing of such payments are not determinable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2005.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

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

Statements concerning expected financial performance, on-going business strategies, and possible future action which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions; the ability to integrate acquisitions; the success and financial condition of the Company’s significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; the Company’s ability to maintain an effective system of internal control; availability, terms and development of capital; cost and price changes; availability of raw materials; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations, legal proceedings and developments and other factors; increases in general interest rate levels affecting the Company’s interest costs; and terrorism and political unrest. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part II - Other Information

Item 1. Legal Proceedings – None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on August 18, 2005. At the meeting, the shareholders voted on the following items:

1. Election of the following directors:

	Votes for	Votes withheld
David L. Abbott	5,633,478	62,897
Robert R. Buck	5,633,922	62,453
Charles B. Connolly	5,310,913	385,462
Francis D. Gerace	5,634,958	61,417
Lorrence T. Kellar	5,464,827	231,548
Roger A. Keller	5,632,436	63,939
David H. Pease, Jr.	5,538,932	157,443

2. Ratification of the appointment of Grant Thornton LLP as the Company’s independent public accountants for fiscal 2006 (5,529,022 votes for, 164,699 votes against, 2,654 votes withheld).

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

Multi-Color Corporation
(Registrant)

Date: November 14, 2005	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President-Finance,
Chief Financial Officer and Secretary