Form 10-Q
period 2005-12-31
MULTI COLOR CORP
filed 2006-02-14
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common shares, no par value – 6,567,316 (as of January 31, 2006)

MULTI-COLOR CORPORATION

FORM 10-Q

Item 1. Financial Statements

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Net sales:
Decorating solutions	$46,255	$26,923	$135,164	$77,542
Packaging services	11,493	7,548	22,069	18,445
Intersegment	(2,184)	(784)	(5,278)	(1,815)

Total sales	55,564	33,687	151,955	94,172

Cost of sales:
Decorating solutions	38,137	21,589	111,213	63,704
Packaging services	10,199	6,157	20,818	15,205
Intersegment	(2,184)	(784)	(5,278)	(1,815)

Total cost of sales	46,152	26,962	126,753	77,094

Gross profit	9,412	6,725	25,202	17,078

Selling, general and administrative expenses	4,390	2,818	12,710	8,324

Operating income	5,022	3,907	12,492	8,754

Other (income) expense, net	(19)	(20)	(49)	(80)

Interest expense	443	218	1,411	634

Income before income taxes	4,598	3,709	11,130	8,200

Income tax expense	1,879	1,403	4,452	3,097

Net income	$2,719	$2,306	$6,678	$5,103

Basic earnings per share	$0.42	$0.36	$1.03	$0.81

Diluted earnings per share	$0.40	$0.35	$0.99	$0.77

Weighted average number of common shares outstanding:
Basic	6,528	6,338	6,512	6,278
Diluted	6,728	6,619	6,725	6,607

The accompanying notes are an integral part of this financial information.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Balance Sheets

(Thousands except per share amount)

	December 31, 2005	March 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash	$3,081	$345
Accounts receivable, net	28,176	25,290
Inventories	15,624	14,228
Deferred tax assets	617	499
Prepaid expenses and other	1,935	558

Total current assets	49,433	40,920

Property plant and equipment, net	50,990	52,423

Goodwill	11,759	11,759

Intangible assets, net	2,264	2,693

Other	484	433

Total assets	$114,930	$108,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan	$—	$1,000
Current portion of long-term debt	6,836	6,222
Current portion of capital lease obligations	—	4
Current portion of deferred revenue	287	—
Accounts payable	15,047	11,204
Accrued liabilities	8,345	5,383

Total current liabilities	30,515	23,813

Long-term debt, excluding current portion	25,628	33,560

Capital lease obligations, excluding current portion	—	3

Deferred tax liabilities	8,075	6,937

Deferred compensation and other	910	818

Total liabilities	65,128	65,131

Stockholders’ equity:
Common stock no par value, $.10 stated value; 15,000 shares authorized, 6,568 and 6,498 shares issued at December 31 and March 31, 2005 respectively	331	323
Paid-in capital	15,786	14,913
Treasury stock, 29 shares at cost	(119)	(119)
Accumulated other comprehensive income	386	261
Retained earnings	33,418	27,719

Total stockholders’ equity	49,802	43,097

Total liabilities and stockholders’ equity	$114,930	$108,228

The accompanying notes are an integral part of this financial information.

Item 1. Financial Statements (continued)

MULTI-COLOR CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Thousands)

	Nine Months Ended
	December 31, 2005	December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,678	$5,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,615	3,108
Amortization	406	338
Net loss on disposal of equipment	90	92
Increase in non-current deferred compensation and other	92	34
Tax benefit from stock option exercises	397	677
Net (increase) decrease in accounts receivable	(2,886)	1,277
Net increase in inventory	(1,396)	(935)
Net (increase) decrease in prepaid expenses and other	(1,303)	688
Net increase in deferred taxes	1,020	110
Net increase (decrease) in accounts payable	3,843	(672)
Net increase in accrued liabilities	2,962	895
Increase in deferred revenue	287	—

Net cash provided by operating activities	14,805	10,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,525)	(4,461)
Proceeds from sale of property and equipment	4	31
Adjustment to acquisition purchase price	272	—

Net cash used in investing activities	(3,249)	(4,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(7,318)	(3,684)
Proceeds from issuance of long-term debt	—	3,650
Repayment of capital lease obligations	(7)	(1)
Proceeds from issuance of common stock	481	—
Increase (decrease) in revolving line of credit, net	(1,000)	830
Dividends paid	(976)	—

Net cash provided by (used in) financing activities	(8,820)	795

Net increase in cash	2,736	7,080
Cash, beginning of period	345	1,464

Cash, end of period	$3,081	$8,544

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,237	$363
Income taxes paid, net of refunds	$2,058	$88

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES:
Interest rate swaps	$125	$(57)

The accompanying notes are an integral part of this financial information.

MULTI-COLOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Amounts in Thousands except Per Share Amounts)

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

Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (US GAAP), have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

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

Revenue Recognition:

The Decorating Solutions segment recognizes revenue on sales of products when the customer receives title to the goods, which is generally upon shipment or delivery depending on sales terms. The Packaging Services segment recognizes revenue upon completion of the service provided to the customer or in certain circumstances, when the customer receives title to the goods upon shipment. All revenues are denominated in U.S. dollars and net of applicable returns and discounts.

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

Goodwill and Intangible Assets:

Goodwill is not amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, the Company tests goodwill annually as of February 28th of each fiscal year for impairment by comparing the fair value of the reporting unit goodwill to its carrying amount. The test is completed on a segment basis. Under SFAS No. 142, impairment is also tested when events or changes in circumstances indicate that the assets carrying values may be greater than the fair values. Intangible assets with definite useful lives are amortized using the straight-line method over periods of up to eight years. Intangible assets are also tested annually for impairment in accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Stock Based Compensation:

During the nine months ended December 31, 2005 the Company granted 177 stock options with a weighted fair value of $4.37 per share. As of December 31, 2005, 383 of the authorized but unissued common shares were reserved for future issuance to key employees and directors under the Company’s qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant. To the extent not exercised, options will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three to five year period.

The provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” require that employee stock-based compensation either continue to be determined under Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” or in accordance with the provisions of SFAS No. 123, whereby compensation expense is recognized based on the fair value of stock-based awards on the grant date. The Company accounts for such awards under the recognition and measurement provisions of APB No. 25 and, accordingly, no compensation cost has been recognized for any stock awards unless required by APB No. 25. The Company has adopted SFAS No. 123 for disclosure purposes only (also refer to New Pronouncements below). Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards for the three and nine months ended December 31, 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share (“EPS”) would have been reduced to the pro forma amounts indicated below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income – as reported	$2,719	$2,306	$6,678	$5,103
Stock-based compensation expense determined under the fair value method for all awards, net of income tax benefits	223	157	380	305

Net income – pro forma	$2,496	$2,149	$6,298	$4,798

Net income per common and common equivalent share – as reported
Basic	$0.42	$0.36	$1.03	$0.81
Diluted	$0.40	$0.35	$0.99	$0.77

Net income per common and common equivalent share – pro forma
Basic	$0.38	$0.34	$0.97	$0.76
Diluted	$0.37	$0.32	$0.94	$0.73

New Pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004 SFAS 123R), “Share-Based payment”. SFAS 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based upon the grant date fair value. Currently the company accounts for such awards under the recognition and measurement provisions of APB No. 25 and discloses the pro forma impact on net income and EPS in accordance with SFAS 123. The effective date of SFAS 123R is the beginning of the first annual reporting period beginning after June 15, 2005, and therefore the Company will adopt SFAS 123R in the first quarter of its fiscal year beginning April 1, 2006. Although the Company is currently evaluating the impact of adopting SFAS 123R, the Company expects the impact will be material.

In November 2004, the FASB issued SFAS 151, “Inventory Costs – an Amendment of ARB 43, Chapter 4”. This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Additionally, this standard requires that the allocation of fixed production overheads to the costs of conversion be based upon the normal capacity of the production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that this standard will have a material impact on its results of operations.

In May, 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and SFAS No. 3.” This statement requires retrospective application for voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions, unless it is impracticable to do so. Retrospective application results in the restatement of prior period financial statements to reflect the change in accounting principle. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of Statement 154 are to be applied prospectively to accounting changes made in fiscal years beginning after December 15, 2005.

2.	Earnings Per Common Share Data:

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Denominator for basic EPS	6,528	6,338	6,512	6,278
Effect of dilutive stock options	200	281	213	329

Denominator for diluted EPS	6,728	6,619	6,725	6,607

Options to purchase 27 shares of common stock were outstanding during the three and nine months ended December 31, 2005 but were not included in the computation of earnings per diluted share because the effect would be anti-dilutive.

3.	Inventories:

Inventories are comprised of the following:

	December 31, 2005	March 31, 2005
Finished goods	$8,386	$7,034
Work in process	2,678	2,875
Raw materials	4,560	4,319

	$15,624	$14,228

4.	Debt:

The components of the Company’s debt are as follows:

	December 31, 2005	March 31, 2005
Scottsburg Industrial Revenue Bonds, floating weekly rate (3.65 % at December 31, 2005), optional quarterly principal payments of $170 plus interest through October 2009	$2,535	$3,215
Clermont County Industrial Revenue Bonds, floating weekly rate (3.07% at December 31, 2005), optional quarterly principal payments of $70 plus interest through March 2016	2,855	3,065
Note payable to Avery Dennison Corporation, annual principal payments of $1,099 plus interest at 5%, due each January, final payment due January 2007	2,198	2,198
Note payable to former owners of Quick Pak, Inc., annual principal payments of $100 plus interest at 5%, due each May, final payment made in May 2005	—	100
Mortgage note payable, interest at LIBOR plus 1.50%, (5.81% at December 31, 2005), quarterly principal payments of $45 plus interest, scheduled balloon payment of $1,800 due November 2013	3,240	3,375
Bank term note payable, interest at LIBOR plus 1.25%, (5.56% at December 31, 2005), quarterly principal payments of $435 plus interest, due August 1, 2007	4,565	7,829
Bank term note payable, interest at LIBOR plus 1.25%, (5.54% at December 31, 2005), quarterly principal payments of $714 plus interest beginning August 1, 2005, due August 1, 2007	17,071	20,000

	32,464	39,782
Less-current portion of debt	(6,836)	(6,222)

	$25,628	$33,560

The following is a schedule of future annual principal payments as of December 31, 2005, including quarterly Industrial Revenue Bond payments required under the Company’s credit agreement:

Year 1	$6,836
2	19,278
3	1,140
4	955
5	460
Thereafter	3,795

Total	$32,464

The Company maintains a credit facility with a consortium of lenders consisting of a revolving line of credit (“Revolver”), a non-revolving line of credit (“Non-Revolver”), a swing-line note (“Swing-Line”) and a Term Note. The Revolver provides for borrowings up to a maximum of $10,000 and interest rates are based upon prime or LIBOR plus certain margin amounts based upon the Company’s leverage ratio. The Company had no outstanding borrowings under the Revolver at December 31, 2005. The Non-Revolver provided for maximum borrowings of $45,000, however the lenders have no obligation to make any advances under the Non-Revolver after the “Draw Termination” date of January 24, 2006. At December 31, 2005, the Company had outstanding borrowings of $17,071 under the Non-Revolver in conjunction with the acquisition of the NorthStar Print Group (see footnote 6 below). The Swing-Line provides for borrowings of up to $2,000 with one of the lenders and interest is based on the prime rate. The Company had no outstanding borrowings under the Swing-Line at December 31, 2005.

The credit facility also contains various financial and operating covenants which, among others, requires the Company to maintain certain leverage, fixed charge coverage and net worth ratios and limits the payment of dividends to $1,500 annually. The credit agreement expires August 1, 2007.

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

Financial information by operating segment is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Sales:
Decorating Solutions	$46,255	$26,923	$135,164	$77,542
Packaging Services	11,493	7,548	22,069	18,445
Intersegment	(2,184)	(784)	(5,278)	(1,815)

	$55,564	$33,687	$151,955	$94,172

Income (Loss) before income taxes:
Decorating Solutions	$5,364	$3,430	$15,223	$8,031
Packaging Services	969	1,220	438	2,750
Corporate expenses	(1,735)	(941)	(4,531)	(2,581)

	$4,598	$3,709	$11,130	$8,200

Capital expenditures:
Decorating Solutions	$866	$579	$1,804	$3,022
Packaging Services	39	19	1,147	701
Corporate	107	261	574	738

	$1,012	$859	$3,525	$4,461

Depreciation and amortization:
Decorating Solutions	$1,385	$1,062	$4,127	$3,045
Packaging Services	164	132	439	339
Corporate	169	15	455	62

	$1,718	$1,209	$5,021	$3,446

	December 31, 2005	March 31, 2005
Total assets:
Decorating Solutions	$92,305	$94,286
Packaging Services	14,169	10,264
Corporate	8,456	3,678

	$114,930	$108,228

6.	Acquisitions:

On January 25, 2005, the Company, through its wholly owned subsidiaries MCC-Norway, Inc. and MCC-Wisconsin, LLC, completed the purchase of the NorthStar Print Group (NSPG), a subsidiary of Journal Communications, Inc. Specializing in the production of glue-applied, in-mold and pressure sensitive labels for the beverage and consumer markets, NSPG has been integrated into the Company’s Decorating Solutions segment. The Company acquired specific assets and assumed certain liabilities of NSPG, including gravure and flexographic printing equipment, inventory, accounts receivable, real estate and accounts payable. The total preliminary purchase price of approximately $27,777 was based upon a multiple of earnings and the estimated book value of the assets acquired and assumed liabilities, subject to a post-closing working capital adjustment which resulted in a cash receipt of approximately $272 in May 2005. The purchase price also included approximately $1,100 for estimated acquisition related costs including legal, accounting and advisory services. The proceeds paid at closing were obtained through available cash, $20,000 in borrowings under the Non-Revolver and $2,000 borrowed under the Revolver. The acquisition was accounted for as an asset purchase, and accordingly, the preliminary purchase price was allocated to the assets and liabilities based on their fair market value as of the date of acquisition. The following represents a preliminary condensed balance sheet of the assets acquired and liabilities assumed at the acquisition date:

Assets Acquired:
Accounts receivable	$5,056
Inventory	6,634
Property, plant and equipment	18,605
Intangible assets	1,821
Other assets	54

Total assets	$32,170

Liabilities Assumed:
Accounts payable	$2,875
Accrued liabilities	1,517

Total liabilities	$4,392

The following table summarizes, on an unaudited pro forma basis, the estimated combined results of the Company and NSPG for the three and nine month periods ended December 31, 2004, assuming the acquisition had occurred on April 1, 2004. The results include certain adjustments, primarily depreciation, amortization and interest expense, and are not necessarily indicative of what results would have been had the Company owned NSPG during the period presented.

	Three Months Ended December 31, 2004	Nine Months Ended December 31, 2004
Net sales	$47,710	$139,191
Net income	2,742	6,692
Earnings per share:
Basic	$.43	$1.07
Diluted	$.41	$1.01

The preliminary NSPG purchase price is subject to adjustment based on a multiple of the sales margin of a certain product line during the period July 2005 to July 2006 which is expected to be finalized during the quarter ending September 30, 2006. Such adjustment is not expected to be material and will be accounted for as an additional cost of the acquisition.

Also in conjunction with the NSPG acquisition, the Company entered into a lease agreement with the seller for a manufacturing facility located in Green Bay, WI, whereby the seller has an irrevocable option to sell such facility to the Company for $1,050 upon the satisfactory completion (as defined) of certain environmental cleanup activities. No portion of the purchase price was allocated to such option as it was determined to have no intrinsic value.

7.	Major Customers:

During the three months ended December 31, 2005 and 2004, sales to major customers (those exceeding 10% of the Company’s net sales) approximate 53% and 52%, respectively, of the Company’s consolidated net sales. Approximately 41% and 52% of sales for the three months ended December 31, 2005 and 2004, respectively, were to the Procter & Gamble Company (recorded primarily in the Decorating Solutions segment) and the Limited Brands (recorded in the Packaging Services segment). Approximately 12% of sales for the three months ended December 31, 2005 were to the Miller Brewing Company (recorded in the Decorating Solutions segment), which became a customer in January 2005 in connection with the NSPG acquisition (see footnote 6).

During the nine months ended December 31, 2005 and 2004, sales to major customers (those exceeding 10% of the Company’s net sales) approximated 44% and 47%, respectively, of the Company’s consolidated net sales. Approximately 30% and 35% of sales for the nine months ended December 31, 2005 and 2004, respectively, were to the Procter & Gamble Company (recorded primarily in the Decorating Solutions segment). Approximately 14% of sales for the nine months ended December 31, 2005 were to the Miller Brewing Company (recorded in the Decorating Solutions segment), which became a customer in January 2005 in connection with the NSPG acquisition (see footnote 6).

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

The Company believes the following critical accounting policies impact the more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. Additionally, the Company’s senior management has reviewed the critical accounting policies and estimates with the Board of Directors’ Audit and Finance Committee. For a more detailed discussion of the application of these and other accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

Revenue Recognition

The Decorating Solutions segment recognizes revenue on sales of products when the customer receives title to the goods, which is generally upon shipment or delivery depending on sales terms. The Packaging Services segment recognizes revenue upon completion of the service provided to the customer or in certain circumstances, when the customer receives title to the goods upon shipment. All revenues are denominated in U.S. dollars and net of applicable returns and discounts.

Inventories

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Excess and obsolete cost reductions are generally established based on inventory age.

Accounts Receivable

Our customers are primarily major consumer brand companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities. Accounts receivable include an allowance for doubtful accounts to reflect the expected losses of accounts receivable based on past collection history and specific individual risks identified. Losses may also depend to some degree on future economic conditions. Although these conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal 2006. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the consolidated statements of income.

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

The annual review for impairment of goodwill requires the use of estimates and assumptions which we believe are appropriate. Application of different estimates and assumptions or reviewing goodwill at a different reporting unit level could have a material impact on the consolidated statements of income.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that assets might be impaired and the related carrying amounts may not be recoverable. The determination of whether an impairment has occurred involves various estimates and assumptions, including the determination of the undiscounted cash flows estimated to be generated by the assets involved in the review. The cash flow estimates are based upon our historical experience, adjusted to reflect estimated future market and operating conditions. Measurement of an impairment loss requires a determination of fair value. We base our estimates of fair values on quoted market prices when available, independent appraisals as appropriate and industry trends or other market knowledge. Changes in market condition and/or losses of a production line, could have a material impact on the consolidated statements of income.

Income Taxes

Income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. Deferred tax assets and liabilities result from temporary differences between the tax basis and reported book basis of assets and liabilities and result in taxable or deductible amounts in future years. Our accounting for deferred taxes involves certain estimates and assumptions that we believe are appropriate. Future changes in regulatory tax laws and/or different positions held by taxing authorities may affect the value recorded for income and deferred taxes.

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

Consolidated net sales were up $21,877 to $55,564 in the third quarter compared to the same period of the prior year. The Decorating Solutions segment experienced an increase in net sales for the quarter of $19,332, of which $14,261 was generated by the North Star Print Group (NSPG) acquisition. The 19% organic growth rate in the Decorating Solutions segment was generated from gaining new customers and growth with existing customers as demand in the consumer products market has been strong. Net sales for the Packaging Services segment increased $3,945 from the third quarter of the prior year to $11,493. Although the Packaging Services segment experienced an increase in sales over the prior year, profitability was lower due to a less favorable product mix and productivity issues from the delay in receiving holiday gift set components. For the nine month period ended December 31, 2005, Multi-Color’s consolidated net sales of $151,955 were 61% higher than the prior year. The consolidated organic growth rate was 14% which contributed $13,239 or 23% of the increase. The NSPG acquisition within our Decorating Solutions segment accounted for $44,544 or 77% of the sales increase for the period.

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

We have completed the implementation of a new business information system in all of the Decorating Solutions segment locations with the exception of the three locations acquired through the NSPG acquisition. The system allows visibility to real-time production data across all machine centers and allows improved control of inventory, order tracking, and production scheduling. The system is one of our most significant cost-reduction and continuous improvement tools implemented to date.

Key objectives for fiscal year 2006 continue to be winning new customers, growing existing customers, generating meaningful cost reductions, and pursuing selective acquisitions.

Results of Operations

Three Months Ended December 31, 2005 compared to the Three Months Ended December 31, 2004

	2005	2004	$ Change	% Change
Consolidated Net Sales	$55,564	$33,687	$21,877	65%
Decorating Solutions Segment	46,255	26,923	19,332	72%
Packaging Services Segment	11,493	7,548	3,945	52%

The Decorating Solutions segment’s sales for the three months ended December 31, 2005 as compared to the same period of the prior year increased primarily due to the acquisition of NSPG, which contributed sales of $14,261 for the third quarter. The additional sales within the Decorating Solutions segment is a result of gaining new customers and increasing volume with existing customers due to strong demand in the consumer products market. The Packaging Services segment increase in net sales for the third quarter is primarily attributable to the timing of sales that shifted from the second quarter as a result of the delay in receiving customer components for the holiday gift set season when compared to the prior year. In addition, this segment realized growth as a result of a new product launch by an existing customer.

	2005	2004	$ Change	% Change
Consolidated Gross Profit	$9,412	$6,725	$2,687	40%
% of Sales	17%	20%
Decorating Solutions Segment	8,118	5,334	2,784	52%
% of Sales	18%	20%
Packaging Services Segment	1,294	1,391	(97)	(7)%
% of Sales	11%	18%

Consolidated gross profit increased $2,687 or 40% as compared to the same period in the prior year as a result of the NSPG acquisition and higher sales volume within the Decorating Solutions segment, slightly offset by the decrease in profitability within the Packaging Services segment attributable to a change in service mix. Gross profit within the Decorating Solutions segment increased $2,784 of which $1,854 was due to NSPG. As a percent of sales, the Decorating Solutions margin was less than the prior year which is primarily attributable to product mix at the plants acquired through the NSPG acquisition. Gross profit in the Packaging Services segment was 11% versus 18% due to the change in service mix from gift sets to displays and productivity issues related to the delay in receiving customer components for the holiday gift set season; however, margins significantly improved from the 4.4% gross margin in the second quarter of fiscal year 2006.

	2005	2004	$ Change	% Change
Consolidated Selling, General & Administrative	$4,390	$2,818	$1,572	56%
% of Sales	8%	8%

Consolidated selling, general and administrative (SG&A) expenses increased $1,572 or 56% from the prior year, however remained flat as a percent of sales. The increase is attributable to approximately $464 of SG&A expense related to NSPG, external expenses of $418 incurred in connection with our first-year compliance with the Sarbanes-Oxley Act of 2002, severance costs of $109, and staff increases associated with our growth.

	2005	2004	$ Change	% Change
Interest Expense	$443	$218	$225	103%

Interest expense increased $225 as compared to the same period of the prior year as a result of additional debt. In conjunction with the NSPG acquisition, the Company borrowed an additional $20 million under the Non-Revolver portion of our credit facility. The interest on the Non-Revolver is payable at LIBOR plus 1.25% (5.54% at December 31, 2005).

	2005	2004	$ Change	% Change
Income Tax Expense	$1,879	$1,403	$476	34%

Income tax expense increased $476 from the third quarter of the prior year primarily because of an increase in earnings and in increase in the effective tax rate. The effective rate increased to 40% from 39.4% in the second quarter and from 37.5% in the prior year due to a higher federal rate as the Company anticipates exceeding $10 million in annual taxable income and increased state taxes as the Company operates in more jurisdictions, which have higher effective rates.

Nine Months Ended December 31, 2005 Compared to the Nine Months Ended December 31, 2004

	2005	2004	$ Change	% Change
Consolidated Net Sales	$151,955	$94,172	$57,783	61%
Decorating Solutions Segment	135,164	77,542	57,622	74%
Packaging Services Segment	22,069	18,445	3,624	20%

The Decorating Solutions segment’s sales for the nine months ended December 31, 2005 as compared to the same period of the prior year increased primarily due to the acquisition of NSPG, which contributed sales of $44,544 for the first nine months of the year. The additional sales within the Decorating Solutions segment is a result of gaining new customers and increasing volume with existing customers due to strong demand in the consumer products market. The Packaging Services segment increase in net sales is attributed to continued growth with existing customers and sales related to a new product launch from an existing customer.

	2005	2004	$ Change	% Change
Consolidated Gross Profit	$25,202	$17,078	$8,124	48%
% of Sales	17%	18%
Decorating Solutions Segment	23,951	13,838	10,113	73%
% of Sales	18%	18%
Packaging Services Segment	1,251	3,240	(1,989)	(61)%
% of Sales	6%	18%

Consolidated gross profit increased $8,124 or 48% as compared to the same period in the prior year as a result of the NSPG acquisition and higher sales volume within the Decorating Solutions segment, offset by the decrease in profitability within the Packaging Services segment primarily attributable to a change in service mix. Gross profit within the Decorating Solutions segment increased $10,113, of which $6,723 was due to NSPG. As a percent of sales, the Decorating Solutions margin was flat versus the prior year. Gross margin in the Packaging Services segment was 6% versus 18% due to the change in service mix from gift sets to displays and productivity issues related to the delay in receiving customer components for the holiday gift set season.

	2005	2004	$ Change	% Change
Consolidated Selling, General & Administrative	$12,710	$8,324	$4,386	53%
% of Sales	8%	9%

Consolidated selling, general and administrative (SG&A) expenses increased $4,386 or 53% from the prior year, however decreased slightly as a percent of sales. The increase is attributable to $1,724 of SG&A expenses due to NSPG, $565 of external expenses related to our first-year compliance with the Sarbanes-Oxley Act of 2002 and staff increases associated with our growth.

	2005	2004	$ Change	% Change
Interest Expense	$1,411	$634	$777	123%

Interest expense increased $777 as compared to the prior year primarily as a result of additional debt. In conjunction with the NSPG acquisition, the Company borrowed an additional $20 million under the Non-Revolver portion of our credit facility. The interest on the Non-Revolver is payable at LIBOR plus 1.25% (5.54% at December 31, 2005).

	2005	2004	$ Change	% Change
Income Tax Expense	$4,452	$3,097	$1,355	44%

Income tax expense increased $1,355 from the prior year primarily because of an increase in earnings and an increase in the effective tax rate. The effective rate increased to 40% from 39.4% in the second quarter and from 37.5% in the prior year due to a higher federal rate as the Company anticipates exceeding $10 million in annual taxable income and increased state taxes as the Company operates in more jurisdictions, which have higher effective rates.

Liquidity and Capital Resources

Through the nine months ended December 31, 2005, net cash provided by operating activities was $14,805 as compared to $10,715 in the same period of the prior year. The increase is primarily due to an increase in earnings as well as accounts payable and accrued liabilities as we are realizing longer payment terms with our vendors. Inventory levels were increased in order to meet customer demand while the increase in accounts receivable is attributable to the timing of collections.

We expect to make capital expenditures of approximately $4,500 during fiscal 2006, consisting primarily of upgrades to our information technology systems as well as other plant equipment. We believe that cash flows from operations and availability under the revolving line of credit are sufficient to meet our capital requirements and debt service requirements for the next twelve months.

From time to time we review potential acquisitions of businesses. Any acquisitions may require us to issue additional equity or incur additional debt. At December 31, 2005, we have capitalized approximately $1,000 related to a potential acquisition.

We maintain a credit facility with a consortium of lenders consisting of a revolving line of credit (“Revolver”), a non-revolving line of credit (“Non-Revolver”), a swing-line note (“Swing-Line”) and a Term Note. The Revolver provides for borrowings up to a maximum of $10,000 and interest rates are based upon prime or LIBOR plus certain margin amounts based our leverage ratio. We had no outstanding borrowings under the Revolver at December 31, 2005. The Non-Revolver provided for maximum borrowings of $45,000, however the lenders have no obligation to make any advances under the Non-Revolver after the “Draw Termination” date of January 24, 2006. At December 31, 2005, we had outstanding borrowings of $17,071 under the Non-Revolver in conjunction with the acquisition of the NorthStar Print Group (see footnote 6 below). The Swing-Line provides for borrowings of up to $2,000 with one of the lenders and interest is based on the prime rate. There were no outstanding borrowings under the Swing-Line at December 31, 2005. Under the terms of the credit facility agreement, we are subject to several financial covenants. The financial covenants require us to maintain certain leverage and fixed charge ratios as well as maintain a minimum net worth. Our amended credit agreement allows us to pay dividends up to $1,500 in any given year. A quarterly cash dividend of $325 or five cents per share was paid on May 31, 2005, September 2, 2005, and December 1, 2005 (total of $976). Subsequent to December 31, 2005, we declared a dividend of five cents per share for shareholders of record on February 15, 2006 and payable on March 1, 2006. The amended credit agreement expires August 1, 2007.

Available borrowings under the credit facility agreement at December 31, 2005 consisted of $10,000 under the Revolver, $25,000 under the Non-Revolver (as of January 24, 2006, there are no longer any borrowings available under the Non-Revolver as disclosed in Footnote 4) and $2,000 under the Swing-Line.

We believe that we have both sufficient short and long term liquidity financing. We had a working capital position of $18,918 and $17,107 at December 31 and March 31, 2005, respectively. At December 31, 2005, we were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations ($ in thousands)

The following table summarizes Multi-Color’s contractual obligations as of December 31, 2005:

Aggregated information about Contractual Obligations and Other Commitments:

December 31, 2005	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-Term Debt	$32,464	$6,836	$19,278	$1,140	$955	$460	$3,795
Rent Due under Operating Leases	13,793	2,323	2,249	2,397	1,605	1,257	3,962
Other Long-Term Obligations (1)	909	9	32	27	12	23	806
Unconditional Purchase Obligations	1,693	1,583	67	36	7	—	—

Total Contractual Cash Obligations	$48,859	$10,751	$21,626	$3,600	$2,579	$1,740	$8,563

(1)	Amounts include $310 of expected pension and post retirement benefit payments and $599 of deferred compensation obligations. The deferred compensation obligations are included in the more than 5 years column as the timing of such payments are not determinable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2005.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

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

Part II - Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information – None

Item 6.	Exhibits

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: February 14, 2006	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President-Finance,
Chief Financial Officer and Secretary