Form 10-K
period 2006-03-31
MULTI COLOR CORP
filed 2006-06-13
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $86,200,000, based upon the closing market price of $25.98 per share of the Common Stock on the Nasdaq National Market System as of September 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 1, 2006, 6,603,616 shares of no par value Common Stock were issued and 6,574,816 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2006 Annual Meeting of Shareholders to be held on August 17, 2006 are incorporated by reference into Parts II and III of Form 10-K.

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions; the ability to consummate and successfully integrate acquisitions; the success and financial condition of the Company’s significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; the Company’s ability to maintain an effective system of internal control; availability, terms and development of capital; cost and price changes; availability of raw materials; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations, legal proceedings and developments; increases in general interest rate levels affecting the Company’s interest costs; and terrorism and political unrest.

PART I

ITEM 1. BUSINESS

OVERVIEW

Multi-Color Corporation (“Multi-Color,” “We,” “Us,” “Our” or “the Company”) is a premier supplier of decorative label solutions and packaging services to consumer product and food and beverage companies, retailers and container manufacturers. Our customers include many of the world’s largest manufacturers of household, fabric and personal care, automotive and lawn care, and food and beverage products representing many of the world’s most well known and respected brands. We currently provide products and services to more than 650 customers in the United States (U.S.), Canada, Mexico, Central and South America.

The Company is an Ohio-based corporation that was incorporated in 1985, succeeding the predecessor business that began producing paper labels in 1918. Our corporate offices are located at 425 Walnut Street, Suite 1300, Cincinnati, Ohio 45202 and our telephone number is (513) 381-1480.

Our common stock, no par value, is listed on the NASDAQ National Market System under the symbol “LABL”. See “Item 5 – Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.” We maintain a website (www.multicolorcorp.com) which includes additional information about the Company. The website includes corporate governance information for our shareholders and our Code of Ethics can be found on our website under the corporate governance section. Shareholders can also obtain, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such materials with or furnishes such materials to the Securities and Exchange Commission (“SEC”).

PRODUCTS AND SERVICES

The Company provides a wide range of products and services for the packaging needs of our customers through two segments. Our Decorating Solutions Segment is one of the world’s largest producers of in-mold labels (IMLs) and heat transfer labels (HTLs) and a major manufacturer of high-quality pressure sensitive, cut-and-stack and shrink sleeve labels. The Decorating Solutions Segment also provides digital, graphic and pre-press services, and produces printing cylinders and plates. Our Packaging Services Segment is a leading provider of promotional packaging, assembly and fulfillment services.

Decorating Solutions Segment:

In-Mold Labels (IMLs):

In 1980, we invented the in-mold label (IML) in response to the increasing use of blow-molded plastic containers. Working in conjunction with both a customer and a leading supplier of blow-molded plastic containers, we developed the label and the method of applying the heat-activated adhesive to the label. The NorthStar Print Group (NSPG) was acquired in January 2005, further strengthening our position in the IML market.

The IML process applies a label to a plastic container as the container is being formed in the mold cavity. The finished IML product is a finely detailed label that performs consistently well for plastic container manufacturers and adds marketing value and product security for consumer product companies.

Each component of the label production process requires a special expertise for success. The components include the substrate (the base material for the label), the printing cylinder (a laser-exposed gravure cylinder), inks, overcoats, varnishes and adhesives. We believe that our strength lies in several areas, two of which are the substrates used in the printing process and the production of the gravure cylinder (discussed below under Graphic Services). We have developed proprietary substrates that are used in the printing process and there are several critical characteristics of a successful substrate. The material needs a proper coefficient of friction so that the finished label is easily and consistently picked up and applied to the blow-molded container. A second is the ability to hold the label’s inks, including metallics and fluorescents, overlay varnishes and adhesives. Still another characteristic is the ability to lay smoothly, without wrinkle or bulge, when applied to a very hot, just molded plastic container that will quickly shrink, along with the label, as its temperature falls. We continually search for new substrates to be used in the IML process in order to improve label performance and capabilities as well as to reduce substrate costs. A recent technology advance for the Company in this area is the use of peel-away IML coupons, scented and holographic labels.

A product line that continues to gain interest is injection IML labeling. Historically, injection molded products have been decorated with pressure sensitive or direct print products. However, several years ago, injection IML technology was successfully developed in Europe. Several U.S. injection molding companies continue to explore IML as a decorating method and we are a supplier of this technology. The majority of these products are printed using a lithographic printing process which is one of the technologies utilized at our Batavia, OH facility.

Pressure Sensitive Labels:

In 1999, we purchased the assets of Buriot International, a Batavia, OH printer of specialized pressure sensitive and in-mold labels. With the Batavia plant near full production capacity in 2002, we acquired Premier Labels, Inc. of Troy, OH. Our position in the pressure sensitive label market was further strengthened with the NSPG acquisition in January 2005.

Pressure sensitive labels adhere to a surface with pressure. The label typically consists of four elements - a base material, which may include paper, foil or plastic; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces. The release coating and protective backing are removed prior to application to the container, exposing the adhesive, and the label is pressed or rolled into place. We have added several new application features in this area such as promotional neckbands, peel-away coupon and resealable labels, see through window graphics, and holographic foil enhancements to cold and hot foil stamping.

The pressure sensitive market is the largest single component of the overall label market and represents a significant growth opportunity. Our strategy is to be a premier supplier of pressure sensitive labels in categories that demand high impact graphics or are otherwise technically challenging.

Shrink Sleeve Labels:

The Company moved into shrink sleeve labels and tamper evident neckbands through the acquisition of Uniflex Corporation in 2000. In 2004, the business was transitioned from Las Vegas, NV to our Scottsburg, IN facility, which houses rotogravure printing and state-of-the-art conversion capabilities.

Shrink sleeve labels are produced in colorful, cutting edge styles and materials. The labels are manufactured as sleeves, slid over glass or plastic bottles and then heated to conform precisely to the contours of the container. The 360-degree label and tamper resistance feature of the label are marketing advantages that many of our customers look for when choosing this label type.

The shrink sleeve market is a fast growing decorating technology as consumer product companies look for ways to differentiate their products. Several markets, such as the beverage market, within the consumer goods industry have adopted this decorating technology. Demand in the food and personal care markets continues to grow and should broaden the sales opportunities for shrink sleeve labels.

Heat Transfer Labels (HTLs):

In 2003, we acquired Avery Dennison’s Dec Tech division located in Framingham, MA, which pioneered heat transfer label technology more than 40 years ago. Through this acquisition, we became a leading global provider of heat transfer labels. With approximately 40% of its sales outside of the United States, this acquisition expanded our sales base in Latin and South America, while adding narrow web gravure printing capabilities to our wide web gravure, flexographic and offset printing platforms. Additionally, we acquired the heat transfer business of International Playing Card and Label Co. Inc. (IPC&L) in 2003, which was subsequently integrated into our Framingham, MA facility.

TherimageTM is our pioneer heat transfer label technology developed for plastic containers and health and beauty aid products. The addition of the Clear ADvantageTM brand provides premium graphics on both glass and plastic containers for the health and beauty aid, beverage, household chemical and promotional markets.

Heat transfer labels are reverse printed and transferred off of a special release liner onto the container using heat and pressure. The labels are a composition of inks and lacquers tailored to the customer’s specific application needs. These labels are gravure printed for color flexibility and photographic replication. They are then shipped to blow molders and/or contract decorators who transfer the labels by way of TherimageTM heat transfer machinery. Once applied, the labels are permanently adhered to the container. The graphics capabilities include fine vignettes, metallic and color change inks, as well as the patented “frost”, giving an acid-etch appearance. HTLs provide a “no label” look. We recently added the new “ink only” and flameless heat transfer label technology to our capabilities in this area.

Cut-and-Stack Labels:

In January 2005, we made our seventh and largest acquisition through the purchase of the NorthStar Print Group, Inc. (NSPG) which added the cut-and-stack label technology to our product portfolio. Cut-and-stack labels are adhered to containers using an adhesive applied during the labeling process. Available in roll-fed and sheeted formats, the labels are an attractive and cost-effective choice for high volume applications. Our Norway, MI and Watertown, WI facilities supply both offset and rotogravure cut-and-stack labels printed on paper and film.

Our innovations within cut-and-stack labels include peel away promotional labels, thermochromics, holographics and metallized films. In addition to the cut-and-stack component and added in-mold and pressure sensitive capabilities, the acquisition of NSPG has allowed us to offer promotional products such as scratch-off coupons, static clings and shelf talkers and tags.

Graphic Services:

We have five graphic services facilities, all of which represent all-digital, pre-press operations that eliminate unnecessary costs and steps from the production cycle. Because we internally produce printing cylinders and plates, we are able to reduce the full production cycle and minimize downtime if changes are required. Moreover, due to our capabilities, we are able to go from concept to printed label, thus increasing our customers’ speed to market and further enhancing our value proposition.

Erlanger, KY

Added to Multi-Color in 1991, this 12,500 square foot facility was the first in the U.S. with the capability to produce cylinders digitally without the use of films. The plant manufactures gravure cylinders and sleeves for internal use as well as for various gravure printers across the country. The facility employs a laser-exposing and chemical-engraved cylinder process developed by Think Laboratories in Japan and is currently the only cylinder manufacturer in the U.S. with this technology. Additionally this graphic service facility produces digital files for offset and flexographic printing, proofs, mock ups and sales samples for internal use, design firms, consumer product companies and other printers.

Watertown, WI

Acquired in January 2005 through the NSPG acquisition, this pre-press operation translates customer graphics into printable images and designs the layout of each set of cylinders for maximum efficiency. Located within our 60,000 square foot label manufacturing facility in Watertown, WI, the graphic services group provides customers with proofs, product mock-ups and samples for market research.

Troy, OH

Acquired in 2001 through the Premiere Label acquisition, this flexographic pre-press operation converts customer graphics into printable images and designs the layout of each set of flexographic printing plates.

Norway, MI

Acquired in January 2005 through the NSPG acquisition, this facility has a pre-press department that produces electro-mechanical gravure cylinders. Files are electronically transmitted from our Watertown, WI plant and other internal and external origination points to Norway for cylinder production.

Green Bay, WI

Acquired in January 2005 through the NSPG acquisition, this printing facility employs a pre-press department for the conversion of customer files and artwork into proofs and layouts for the manufacturing of flexographic printing plates to be used at that site in the printing process.

Packaging Services Segment:

Our Quick Pak facility, located near Cincinnati, OH, is a leading provider of promotional packaging design, sourcing and custom assembly services to major health and beauty brands, consumer product manufacturers and national retailers. Because many of our label customers utilize these types of packaging services, our Quick Pak facility expands the service component of our business strategy and broadens our revenue stream by providing complimentary consumer packaging services that support our customers’ marketing strategies.

We provide a broad range of assembly technologies and supply chain services, which include promotional design, turnkey assembly, shrink banding, shrink sleeving, shrink wrapping, display assembly, labeling and distribution. We rely on temporary associates as well as a permanent workforce to meet our staffing needs.

We also provide a fully equipped on-site packaging design lab offering promotional tools that are designed to meet any customer price point. The lab works with two and three dimensional software programs that provide customers with a visual concept of the promotional product design. A single mold thermoforming unit allows the design team to provide prototypes for marketing and sales review. A complete ship testing process allows us to design final package requirements to assure shipments arrive undamaged to any destination. Our industry relationships provide customer access to a wide range of services or design requirements, and we can provide all services, up to and including delivery, for customers that desire a turnkey solution for promotional products.

RESEARCH AND DEVELOPMENT

Our product leadership group is comprised of employees who focus on research and development, product commercialization and technical service support. The group includes chemical, packaging and field engineers who are responsible for developing and commercializing innovative label and application solutions. Technical service personnel also assist customers and container manufacturers in improving bottle and label performance. In this manner, we differentiate ourselves from many of our competitors and are often chosen for the most challenging projects.

Our research and development expenditures totaled approximately $1,925,000 in 2006, $2,106,000 in 2005 and $2,626,000 in 2004.

SALES AND MARKETING

We provide a complete line of label solutions, offering a variety of packaging, assembly and technical and graphic services. Our vision is to be a premier global resource of decorating solutions and packaging services. We sell to a broad range of consumer product and food and beverage companies located in North and South America. The Decorating Solutions segment sales organization is aligned to match our primary customer types; national accounts, end users and container manufacturers. While a consumer product or food and beverage company is our primary customer, we also have close working relationships with various container manufacturers to ensure a customer’s product goes to market successfully. The sales organization includes representatives in the U.S., Canada and Mexico, maintaining a strong sales presence in those regions.

The sales strategy for the Decorating Solutions segment is a consultative selling approach. As consultants, the sales organization reviews the requirements of the container and offers a number of alternative decorating methods. Thereby, we are viewed as an expert source of both materials and methods and are able to evaluate numerous technologies and offer the most cost effective solution. The sales strategy for the Packaging Services segment is to provide turnkey resources that assist customers in the execution of their marketing and merchandising programs.

Approximately 30% of our sales in 2006 were to the Procter & Gamble Company and 15% of our sales were to the Miller Brewing Company. Approximately 33% and 36% of sales in 2005 and 2004, respectively were to the Procter & Gamble Company, and approximately 10% of sales in both 2005 and 2004 were to the Limited Brands. The loss or substantial reduction of the business of any of the major customers could have a material adverse effect on the Company.

MANUFACTURING

Headquartered in Cincinnati, OH, we have nine facilities across the United States. The wide range of capabilities and versatility ensures our ability to respond to changing customer needs. Our current printing equipment within the Decorating Solutions Segment consists of roto-gravure, offset and flexographic presses and three label finishing operations. The Norway, MI, Watertown, WI and Green Bay, WI plants are ISO 9001:2000 certified.

At March 31, 2006 and 2005, the label backlog for the Decorating Solutions segment was approximately $12,465,000 and $11,500,000. The backlog at March 31, 2006 represents one to two weeks of production volume at current staffing levels.

Our equipment in the Packaging Services segment consists primarily of automatic conveyors, shrink wrap ovens, heat guns, jet coders and hot melt glue equipment. This segment has relied primarily on manual labor in order to meet customers’ packaging and fulfillment needs. In fiscal year 2005, automated shrink sleeve lines were installed that provide high speed application of shrink sleeve labels to our customers’ packaging components. We have also invested in a state of the art warehouse management system that allows proactive warehouse receipt, put away, line replenishment, inventory management and shipment to our customers. This system extends the services we provide and allows our customers real time access to their inventory and status of orders. At March 31, 2006 and 2005, the backlog for the Packaging Services segment was approximately $2,600,000 and $1,505,000. The backlog at March 31, 2006 represents four to five weeks of production volume at current staffing levels.

All backlogs as of March 31, 2006 are expected to be completed in the next fiscal year.

EMPLOYEES

As of March 31, 2006, we had approximately 840 permanent employees and 226 temporary employees, of which 74 are represented by the Graphics Communications Conference of the International Brotherhood of Teamsters Local 77P. The related labor contracts with this union expire in July 2007 and June 2008. We consider our labor relations to be good and have not experienced any work stoppages during the previous ten years. Our Packaging Services segment relies heavily on temporary labor personnel throughout the year and we have good, long-term relationships with several temporary staffing businesses to meet these needs. All human resource and compensation systems have been developed to align the Company’s objectives with the goals and objectives of our customers and shareholders.

RAW MATERIALS

Common to the printing industry, our Decorating Solutions segment purchases proprietary products from a number of printing suppliers. To prevent potential disruptions to our manufacturing facilities, we have developed relationships with more than one supply source for each of our critical raw materials. Our raw material suppliers are major corporations, each demonstrating successful historical performance. Although we intend to prevent any long term business interruption due to the inability of obtaining raw materials, there could be short term manufacturing disruptions during the customer qualification period for any new raw material source.

Our Packaging Services segment purchases various packaging materials such as corrugate, foam, plastics, adhesives and shrink film. These materials are readily available and can be obtained from a wide variety of vendors.

ACQUISITIONS

We are continually in pursuit of acquisitions that will contribute to our growth. We believe that acquisitions are a method of increasing our presence in existing markets, expanding into new markets, gaining new product offerings and improving operating efficiencies through economies of scale. Through acquisitions, we intend to broaden our revenue stream by providing complimentary consumer packaging services that support our customers’ marketing strategies. The printing and packaging industry is highly fragmented and offers many opportunities for acquisitions.

On January 25, 2005, we completed our largest acquisition to date, when we purchased specific assets and assumed certain liabilities of NSPG, further strengthening our position in the cut and stack label market.

During fiscal 2004, we completed the acquisition of the heat transfer business of IPC&L. This acquisition further increased the number of customers for which we are providing heat transfer labels from our Framingham, MA plant.

During fiscal 2003, we completed two acquisitions. In May 2002, we completed the acquisition of Quick Pak, Inc. which supplies packaging services to the consumer packaging industry. This acquisition enabled us to expand the service component of our business strategy and broaden our revenue stream by providing complimentary consumer packaging services that support our customers’ marketing strategies. In January 2003, we acquired the North and South American Decorating Technologies Division (“Dec Tech”) of Avery Dennison Corporation, a supplier of heat transfer labels to the health & beauty aids, household care, automotive, food and beverage industries.

We actively seek to identify and evaluate potential acquisition candidates and, from time to time, engage in discussions with such candidates. At March 31, 2006, we had capitalized approximately $1,900,000 of direct costs related to a potential acquisition. Completion of potential acquisitions may or may not occur.

COMPETITION

We have a large number of competitors in the traditional and pressure sensitive label markets and several principal competitors in each of the in-mold, shrink sleeve and heat transfer label markets. Some of these competitors in the traditional and pressure sensitive label markets have greater financial and other resources than us. The competitors in the in-mold, shrink sleeve and heat transfer label markets are either private companies or subsidiaries of public companies and we cannot assess the financial resources of these organizations. We could be adversely affected should a competitor develop labels similar or technologically superior to our in-mold label. We believe competition is principally dependent upon product performance, service, pricing and technical support.

The Packaging Services segment’s competition is also largely dependent on customer service and price as well as the ability to demonstrate unrestricted capacity and superior quality.

PATENTS AND LICENSES

We own a number of U.S. patents and patent applications that relate to the products and services we offer to our customers. Although these patents are important to us, we are not dependent upon any one patent. We believe that these patents, collectively, along with our ability to be a single source provider of many packaging needs, provide us with a competitive advantage over our competition. The expiration or unenforceability of any of our patents would not have a material adverse effect on the Company.

REGULATION

Our operations are subject to regulation by federal and state environmental protection agencies. To ensure ongoing compliance with federal and state environmental protection agency requirements, we have implemented a disciplined environmental compliance program and have retained an outside environmental consultant to monitor environmental compliance at all of our facilities. Additionally, we continue to make capital investments to maintain compliance with federal and state environmental requirements and to improve our existing equipment as part of our ongoing environmental compliance program. However, there can be no assurances that these requirements will not require expenditures beyond those that are currently anticipated.

The United States Food and Drug Administration regulates the raw materials used in labels for food products. These regulations apply to the consumer product companies for which we produce labels. We use materials specified by the consumer product companies in producing labels for food products.

ITEM 1A. RISK FACTORS

We rely on several large customers and the loss of one of these customers would have a material adverse impact on our operating results and cash flows.

For the fiscal year ended March 31, 2006, we had two customers that accounted for approximately 45% of our consolidated sales and our top twenty-five customers accounted for 86% of our consolidated sales. While we maintain sales contracts with certain of our largest customers, such contracts do not guarantee sales levels and these contracts require renewal on a regular basis in the ordinary course of business. We cannot guarantee that these contracts will be successfully renewed in the future. The loss or substantial reduction of the business of any of our major customers could have a material adverse impact on our operating results.

Competition in our business could limit our ability to retain current customers and attract new customers.

We have a large number of competitors in the markets in which we operate. Some of our competitors have greater financial and other resources than us. We could face competitive pressure through (a) new products developed by our competitors that are of superior quality, fit our customer’s needs better or have lower pricing; (b) patents obtained or developed by competitors; (c) consolidation of our competitors; (d) pricing pressures; and (e) loss of proprietary supplies of certain materials. The inability to successfully overcome competition in our business could have a material adverse impact on our operating results and cash flows.

Raw material cost increases or shortages could adversely affect our results of operations.

As a manufacturer, our sales and profitability are dependent upon the availability and cost of raw materials, which are subject to price fluctuations, and the ability to control or pass on fluctuating costs of raw materials. Inflationary and other increases in the costs of raw materials have occurred in the past and are continuing to recur, and our performance depends in part on our ability to improve operating efficiencies and reflect changes in costs in selling prices for our products.

Slower growth in key markets could adversely affect our profitability.

Our business could be negatively impacted by a decline in key end use markets or applications for our products and services. Our operating results and cash flows could be influenced by changes in the markets in which we operate.

Our ability to develop and market new products is critical for maintaining growth.

Our success depends upon the timely introduction of new products as well as improvements to current products. Research and development relies on innovation and requires anticipation of market trends. Our future results and ability to maintain or improve our competitive position will depend on our ability to successfully identify, develop and sell new or improved products.

We rely primarily on printing presses in our Decorating Solutions segment and on temporary labor in our Packaging Services segment.

The long-term shutdown of our presses, malfunctions experienced with our presses or the unavailability of workers in the temporary labor market could negatively impact our ability to fulfill customers’ orders and on-time delivery needs and adversely impact our operating results and cashflows.

Our inability to completely implement our new business information system and to stay current with our information technology systems could have a material adverse impact on our business.

We are increasingly dependent on the information technology systems we have put into place and any significant breakdown, viruses or destruction could negatively impact our business. We upgrade and install new systems, which if installed or programmed incorrectly, could cause significant disruptions. If a disruption occurs, we could incur losses and costs for interruption of our operations.

If the quality of our products and services does not meet our customer expectations, we may experience decreased sales and earnings.

Occasionally, we ship products with quality issues resulting from defective material, manufacturing, packaging or design. When issues are discovered after shipment, this causes additional shipping costs, possible discounts or refunds, and potential loss of future sales. Issues discovered before shipping cause delays in shipping, delays in the manufacturing process and potential cancelled orders. These quality issues could adversely affect our profitability as well as negatively impact our reputation.

Our business growth strategy is partially executed through acquisitions and we may not be successful with future acquisitions.

Although we have completed many acquisitions, there can be no assurances that we will find quality businesses at acceptable prices to acquire in the future. With each acquisition that we may complete, we will encounter risks and uncertainties associated with the transaction. We may be unable to retain certain customers and employees and the integration of product lines, procedures, systems and goals may not be successful. Any expected cost synergies from an acquisition may be difficult to obtain. The failure in our ability to successfully integrate a future acquisition may negatively impact our operating results. Acquisitions could cause us to incur additional debt, contingent liabilities and increased interest expense, as well as experience dilution in earnings per share.

We need to comply with various environmental, health and safety laws.

Due to the nature of our business, we are subject to environmental, health and safety laws and regulations. We incur routine costs in complying with these regulations and, if we fail to comply, could incur significant penalties. In addition, failure to comply with environmental requirements could require us to shut down or reduce production or create liability exposure. New environmental laws or regulations may be adopted that could constrain our operations or increase our environmental compliance costs.

We must be able to continue to effectively manage our growth.

We have experienced significant and steady growth over the last several years which places significant demands on our resources and personnel and we must continue to motivate and guide our growing and evolving workforce. The failure to effectively manage our growth could have a material adverse impact on our operating results.

ITEM 1B. UNRESOLVED SECURITIES AND EXCHANGE COMMISSION STAFF COMMENTS

None

ITEM 2. PROPERTIES

Facility	Address	Owned/Leased	Approximate Size
Corporate Offices	425 Walnut Street, Suite 1300 Cincinnati, OH 45202	Leased	13,100 sq. ft.

Scottsburg Plant	2281 South US 31 Scottsburg, IN 47170	Owned	120,500 sq. ft.

Erlanger Plant	3520 Turfway Road Erlanger, KY 41018	Owned	12,500 sq. ft.

Batavia Plant	4064 Clough Woods Drive Batavia, OH 45103	Owned	29,000 sq. ft.

Las Vegas Plant	1151 M Grier Drive Las Vegas, NV 89119	Leased (1)	41,000 sq. ft.

Troy Plant	635 Olympic Boulevard Troy, OH 45373	Owned	22,800 sq. ft.

Framingham Plant	100 Clinton Street Framingham, MA 01702	Leased	125,000 sq. ft.

Green Bay Plant	1836 Sal Street Green Bay, WI 54302	Leased	39,600 sq. ft.

Norway Plant	512 Ninth Avenue Norway , MI 49870	Owned	133,000 sq. ft.

Watertown Plant	1222 Perry Way Watertown, WI 53094	Owned	63,300 sq. ft.

Quick Pak Plant	12110 Champion Way Cincinnati, OH 45241	Leased	215,000 sq. ft.

Quick Pak Plant	9842 International Blvd. Cincinnati, OH 45246	Leased	205,000 sq. ft.

All of our properties are in good condition, well maintained and adequate for our intended uses.

1)	We closed our Las Vegas, NV plant in March 2004 but remained obligated under the lease through April 2006. A portion of this facility was sub-leased in fiscal 2005.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade in the over-the-counter market under the NASDAQ-NMS symbol LABL. The following table sets forth the high and low sales prices of our common stock (“Common Stock”) as reported in the NASDAQ National Market System during fiscal years 2005 and 2006. Our stock is thinly traded and accordingly, the prices below may not be indicative of prices at which a large number of shares can be traded or reflective of prices that would prevail in a more active market.

Quarter Ending:	High	Low	Dividend Per Share
June 30, 2004	$19.33	$13.78	$.00
September 30, 2004	$17.97	$13.11	$.00
December 31, 2004	$19.04	$13.77	$.00
March 31, 2005	$20.56	$16.60	$.05

June 30, 2005	$27.70	$19.00	$.05
September 30, 2005	$27.65	$22.00	$.05
December 31, 2005	$27.28	$22.54	$.05
March 31, 2006	$30.25	$25.56	$.05

As of June 1, 2006, there were approximately 339 shareholders of record of the Common Stock.

We declared our first cash dividend of five cents per common share on February 1, 2005 which was paid on March 1, 2005. Our financing arrangements currently allow for the payment of $1,500,000 in annual dividends.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Year Ended March 31,
	2006	2005(1)	2004(1)(2)	2003(1)	2002(1)
Net revenues	$205,272	$139,466	$126,961	$99,560	$72,624
Gross profit	34,920	26,023	23,273	19,228	14,503
Operating income	17,767	13,969	11,454	11,668	8,722
Net income	9,633	7,982	6,506	6,335	4,699
Basic earnings per share (3)	1.48	1.27	1.08	1.10	.84
Diluted earnings per share (3)	1.43	1.21	.99	.99	.76
Weighted average shares outstanding – basic (3)	6,525	6,307	6,013	5,775	5,610
Weighted average shares outstanding – diluted (3)	6,736	6,613	6,594	6,404	6,162
Dividends paid	1,305	320	—	—	—
Working capital	19,571	17,178	7,896	6,924	3,324
Total assets	113,634	108,864	72,447	67,378	47,924
Short-term debt	5,876	7,226	5,922	5,774	3,607
Long-term debt	21,925	33,564	15,553	22,109	18,691
Stockholders’ equity	$53,004	$43,097	$32,969	$25,275	$17,659

1)	Certain prior year amounts have been reclassified to conform to the current year presentation.
2)	Fiscal 2004 results include an asset impairment charge of $199 and plant closure costs of $897 relating to the closure of our Las Vegas, NV plant in March 2004.
3)	All share amounts have been adjusted to reflect the 3-for-2 stock splits effective November 30, 2003 and November 30, 2001.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of acquisitions completed during recent fiscal years that would impact the comparability of the selected financial data noted above. In fiscal 2002, we acquired our Troy, OH plant. In fiscal 2003, we acquired the Framingham, MA plant and the Quick Pak plant located in Sharonville, OH. In fiscal 2005, we acquired the Green Bay and Watertown, WI plants and the Norway, MI plant.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share data)

The following discussion and analysis should be read in conjunction with Multi-Color’s Consolidated Financial Statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, certain components of Multi-Color’s consolidated statements of income as a percentage of net revenues.

	Percentage of Net Sales
	2006	2005	2004
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	83.0%	81.3%	81.7%

Gross profit	17.0%	18.7%	18.3%
Selling, general & administrative expenses	8.3%	8.6%	8.4%
Plant closure costs	—	—	.7%
Impairment loss on long-lived assets	—	.1%	.2%

Operating income	8.7%	10.0%	9.0%
Interest expense	.9%	.7%	.9%
Other (income) expense, net	—	—	(.1)%

Income before income taxes	7.8%	9.3%	8.2%
Income tax expense	3.1%	3.6%	3.1%

Net income	4.7%	5.7%	5.1%

EXECUTIVE SUMMARY

We supply decorative label solutions and packaging services to our customers based on their specific needs and requirements through two operating segments. Our Decorating Solutions segment provides labels for a wide variety of consumer product and food and beverage companies. We supply labels for many of the world’s best known brands on products ranging from laundry detergent to beverages. Our Packaging Services segment provides promotional packaging design, sourcing and custom assembly services to consumer product companies and national retailers.

Our vision is to be a premier global resource of decorating solutions and packaging services. We currently serve customers located throughout North and South America. We continue to monitor new trends in the packaging and consumer products industries to ensure that we are providing appropriate services and products to our customers. Certain factors that influence our business include consumer spending, new product introductions, new packaging technologies and demographics.

During fiscal 2006, we achieved record revenues of $205.3 million and continued our record over the past eight years of double digit annual sales growth. Revenues increased $65.8 million or 47% over the prior year, $50.1 million of which was due to the NSPG acquisition. Our 2006 consolidated organic growth rate was 11% due to strong demand from our global consumer product customers as well as winning new customers. Operating income increased $3.8 million or 27% over the prior year due to the NSPG acquisition and volume increases in our existing business, offset by a $2.3 million decline in our Packaging Services segment due to a shift in service mix and inefficiencies relating to a delay in receiving customer components for the holiday gift season. We also incurred approximately $1.1 million in costs related to our initial year of compliance with the Sarbanes-Oxley Act of 2002.

We continue to focus on expanding our customer base and portfolio of products, services and manufacturing locations in order to reduce our sales concentration with existing customers. While sales to our major customers (those over 10% of sales) have been fairly consistent over the past three years (45%, 43% and 46% for 2006, 2005 and 2004, respectively), we have added new customers and products with our acquisition of NSPG in January 2005. Approximately 30%, 33% and 36% of sales in 2006, 2005 and 2004, respectively, were to the Procter & Gamble Company; approximately 15% of sales in 2006 were to the Miller Brewing Company; and approximately 10% of sales in 2005 and 2004 were to the Limited Brands. We continue to examine business strategies to diversify our business.

Our key objectives for fiscal year 2007 include winning new customers, growing existing customers, generating meaningful cost reductions and international business expansion.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2006 and MARCH 31, 2005

Net Revenues

	2006	2005	$ Change	% Change
Consolidated Net Revenues	$205,272	$139,466	$65,806	47%
Decorating Solutions Segment	$176,945	$115,755	$61,190	53%
Packaging Services Segment	$29,132	$23,824	$5,308	22%
Intersegment	$(805)	$(113)	$(692)	N/M

The increase in revenues generated by our Decorating Solutions segment was due largely to our acquisition of NSPG in January 2005 as 2006 includes a full year of results for this acquisition. NSPG contributed 82% of the increase in revenues for this segment. The remaining increase was due to an organic growth rate of 10% for the segment. Our Packaging Services segment revenues for fiscal 2006 increased primarily due to a new product launch for an existing customer.

Gross Profit

	2006	2005	$ Change	% Change
Consolidated Gross Profit	$34,920	$26,023	$8,897	34%
% of Net Sales	17%	19%
Decorating Solutions Segment	$33,386	$22,480	$10,906	49%
% of Net Sales	19%	19%
Packaging Services Segment	$1,534	$3,543	$(2,009)	(57)%
% of Net Sales	5%	15%

Consolidated gross margins decreased to 17% in 2006 from 19% in 2005 due primarily to the Packaging Services segment. Although revenues increased 22% in the Packaging Services segment, gross profit decreased $2,000 due to a change in service mix from gift sets to product displays and inefficiencies related to the delay in receiving customer components for the holiday gift set season.

Selling, General & Administrative (SG&A)

	2006	2005	$ Change	% Change
Consolidated SG&A	$17,010	$11,972	$5,038	42%
% of Net Sales	8%	9%

SG&A increased in 2006 due to our acquisition of NSPG, increased staffing levels and approximately $1.1 million in costs related to our initial year compliance with the Sarbanes-Oxley Act of 2002. However, SG&A expenses declined as a percent of sales in 2006.

Interest and Other (Income) Expense

	2006	2005	$ Change	% Change
Interest Expense	$1,869	$1,068	$801	75%
Other (Income) Expense, net	$(157)	$(66)	$(91)	138%

Interest expense increased due to our debt related to the acquisition of NSPG in January 2005 as we initially borrowed $20,000 under the non-revolving portion of our credit facility. The average weighted effective interest rate of long term debt was 5.3% versus 4.0% last year, including the effect of interest rate swaps. The increase in other income was due to a gain of $85 realized in connection with the termination of an interest rate swap agreement in March 2006.

Income Tax Expense

	2006	2005	$ Change	% Change
Income Tax Expense	$6,422	$4,985	$1,437	29%

The increase in income tax expense is due to higher pre-tax income combined with an effective tax rate of 40.0% in 2006 versus 38.4% in 2005. The increase in taxable income resulted in an increased federal statutory tax rate to 35% from 34%. Additionally, state taxes increased as the Company operates in more jurisdictions which have higher effective tax rates as a result of the NSPG acquisition.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2005 and MARCH 31, 2004

Net Revenues

	2005	2004	$ Change	% Change
Consolidated Net Revenues	$139,466	$126,961	$12,505	10%
Decorating Solutions Segment	$115,755	$105,050	$10,705	10%
Packaging Services Segment	$23,824	$21,911	$1,913	9%
Intersegment	$(113)	$—	$(113)	100%

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

Gross Profit

	2005	2004	$ Change	% Change
Consolidated Gross Profit	$26,023	$23,273	$2,750	12%
% of Net Sales	19%	18%
Decorating Solutions Segment	$22,480	$19,351	$3,129	16%
% of Net Sales	19%	18%
Packaging Services Segment	$3,543	$3,922	$(379)	(10)%
% of Net Sales	15%	18%

The increase in the consolidated gross profit as a percentage of sales is due to increased operational efficiencies and our successful integration of the NSPG acquisition within our Decorating Solutions Segment. The decrease in the Packaging Services Segment’s gross profit as a percentage of sales is due to shifts in service mix provided to customers.

Selling, General & Administrative (SG&A)

	2005	2004	$ Change	% Change
Consolidated SG&A	$11,972	$10,723	$1,249	12%
% of Net Sales	9%	8%

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

We closed the Las Vegas plant in March 2004 and recorded an impairment loss of $199 for certain assets that were not expected to be utilized in our other operating plants. We also recorded plant closure costs of $897 during 2004. Included in these costs were severance costs of $77, lease termination costs of $217 and moving and relocation costs of $603. At March 31, 2004, the plant had been closed and severance, moving and relocation costs were substantially paid in full. During 2005, such costs were minimal.

Interest and Other (Income) Expense

	2005	2004	$ Change	% Change
Interest Expense	$1,068	$1,117	$(49)	(4)%
Other (Income) Expense, net	$(66)	$(71)	$(5)	(7)%

Interest expense decreased slightly during 2005 primarily due to lower interest rates realized as a result of debt refinancings, partially offset by higher levels of debt incurred in connection with the NSPG acquisition in January 2005.

Income Tax Expense

	2005	2004	$ Change	% Change
Income Tax Expense	$4,985	$3,902	$1,083	28%

Income tax expense increased due to higher pre-tax income and a higher effective tax rate. The effective tax rate for fiscal 2005 was 38.4% versus 37.5% for fiscal 2004 and increased primarily due to higher state taxes.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. The Company continually evaluates its estimates, including, but not limited to, those related to revenue recognition, bad debts, inventories and any related reserves, income taxes, fixed assets, goodwill and intangible assets. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies impact the more significant judgments and estimates used in the preparation of its consolidated financial statements. Additionally, the Company’s senior management has reviewed the critical accounting policies and estimates with the Board of Directors’ Audit and Finance Committee. For a more detailed discussion of the application of these and other accounting policies, refer to Note 2 of the Notes to the Consolidated Financial Statements.

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

Accounts Receivable

Our customers are primarily major consumer product companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities. An allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history and specific individual risks identified. Losses may also depend to some degree on future economic conditions. Although these conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal 2007. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the consolidated statements of income.

Goodwill and Other Acquired Intangible Assets

We test goodwill and other intangible assets for impairment annually and/or whenever events or circumstances make it more likely than not that impairment may have occurred. The impairment test is completed based upon our assessment of the estimated fair value of goodwill and other intangible assets. For purposes of these tests, we have determined that each segment of Multi-Color is one reporting unit.

The annual review for impairment of goodwill requires the use of estimates and assumptions which we believe are appropriate. Application of different estimates and assumptions could have a material impact on the consolidated statements of income.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that assets might be impaired and the related carrying amounts may not be recoverable. The determination of whether an impairment has occurred involves various estimates and assumptions, including the determination of the undiscounted cash flows estimated to be generated by the assets involved in the review. The cash flow estimates are based upon our historical experience, adjusted to reflect estimated future market and operating conditions. Measurement of an impairment loss requires a determination of fair value. We base our estimates of fair values on quoted market prices when available, independent appraisals as appropriate and industry trends or other market knowledge. Changes in the market condition and/or losses of a production line could have a material impact on the consolidated statements of income.

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

Liquidity and Capital Resources

Net cash flows from operating activities in 2006 were $20,427, an increase of $7,479 compared to the $12,948 provided by operating activities in 2005. The increase resulted from an increase in earnings and favorable changes in working capital, consisting of reduced accounts receivable, increased accounts payable and accrued liabilities partially offset by increased inventories and prepaid expenses.

Net cash flows used in investing activities were $4,181 in 2006 and $32,931 in 2005 and decreased due to the $27,777 used in the NSPG acquisition in 2005.

Capital expenditures were $4,457 in 2006 and $5,174 in 2005 and were funded primarily through cash flow from operations. Capital expenditures in 2006 related to various machinery and equipment for our printing plants and a new warehouse management system for the Packaging Services segment. Capital expenditures in 2005 related primarily to a new gravure press in our Scottsburg, IN plant and a new business information system.

We actively seek to identify and evaluate potential acquisition candidates and, from time to time, we review potential acquisitions of businesses. Any acquisitions may require us to issue additional equity or incur additional debt. At March 31, 2006, we had capitalized approximately $1,900 related to a potential acquisition. Completion of potential acquisitions may or may not occur.

We maintain a credit facility with a consortium of lenders consisting of a revolving line of credit (“Revolver”), a non-revolving line of credit (“Non-Revolver”), a swing-line note (“Swing-Line”) and a Term Note. The Revolver provides for borrowings up to a maximum of $10,000 and interest rates are based upon prime or LIBOR plus certain margin amounts based on our leverage ratio. We had no outstanding borrowings under the Revolver at March 31, 2006. The Non-Revolver provided for maximum borrowings of $45,000; however the lenders have no obligation to make any advances under the Non-Revolver after the “Draw Termination” date of January 24, 2006. At March 31, 2006, we had outstanding borrowings of $16,357 under the Non-Revolver in conjunction with the acquisition of the NSPG (see Note 18 to the consolidated financial statements). The Swing-Line provides for borrowings of up to $2,000 with one of the lenders and interest is based on the prime rate. There were no outstanding borrowings under the Swing-Line at March 31, 2006. Under the terms of the credit facility agreement, we are subject to several financial covenants. The financial covenants require us to maintain certain leverage and fixed charge ratios as well as maintain a minimum net worth. Our credit agreement allows us to pay dividends up to $1,500 in any given year. A quarterly cash dividend of five cents per share was paid during fiscal 2006 and totaled $1,305. The credit agreement expires August 1, 2007.

Available borrowings under the credit facility at March 31, 2006 consisted of $10,000 under the Revolver and $2,000 under the Swing-Line.

We believe that we have both sufficient short and long term liquidity financing. We had a working capital position of $19,571 and $17,178 at March 31, 2006 and 2005, respectively. At March 31, 2006, we were in compliance with our loan covenants and current in our principal and interest payments on all debt.

We believe that cash flow from operations and availability under the credit agreement are sufficient to meet our capital requirements and debt service requirements for fiscal 2007. We expect to extend the credit agreement upon the current expiration date of August 1, 2007. From time to time, we review potential acquisitions of businesses. The acquisition of any businesses that would have a material impact on the Company’s financial position or results of operations would require us to issue additional equity and/or incur additional debt.

The following table summarizes the Company’s contractual obligations as of March 31, 2006:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-Term Debt	$27,801	$5,876	$13,940	$180	$2,545	$180	$5,080
Interest on Long-Term Debt (1)	3,922	1,332	632	395	394	334	835
Rent due under Operating Leases	11,190	1,579	1,691	1,761	1,254	1,247	3,658
Unconditional Purchase Obligations	478	435	36	7	—	—	—
Other Long-Term Obligations (2)	1,229	27	17	—	14	29	1,142

Total Contractual Cash Obligations	$44,620	$9,249	$16,316	$2,343	$4,207	$1,790	$10,715

1)	Interest on floating rate debt was estimated using projected forward LIBOR rates as of March 31, 2006.
2)	Amount includes $604 of pension and other post retirement benefit obligations and $625 of deferred compensation obligations. The deferred compensation obligations are included in the more than 5 years column as the timing of such payments are not determinable (See Note 9).

Inflation

We do not believe that our operations have been materially affected by inflation. Inflationary price increases for raw materials could adversely impact our sales and profitability in the future.

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4, Inventory Pricing. This statement clarifies the requirement to charge abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) to current periods. In addition, this standard requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for the Company beginning in the first quarter of fiscal 2007 and will not have a material impact on operating results.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion 25. The revised standard requires the recognition of compensation expense for stock options and all other forms of equity compensation based on the fair value of the instruments on the date of grant. Upon adoption of the new standard, the Company will apply the modified prospective method. This method requires the compensation expense to be recorded based on (a) the requirements of SFAS No. 123R for all stock options granted after the effective date, and (b) the requirements of SFAS No. 123 for all stock options granted that remain unvested on the effective date. SFAS No. 123R will be effective for the Company in the first quarter of fiscal 2007. The Company estimates the impact of adopting SFAS No. 123R in fiscal 2007 will result in pre-tax expense of approximately $800.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(In thousands)

Multi-Color is exposed to market risks from changes in interest rates on certain of its outstanding debt. The outstanding loan balance under our bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Europe. Based on the average outstanding debt in fiscal 2006, a 100 basis point change in the interest rate would change interest expense by approximately $149. At March 31, 2006, we have two interest rate swap agreements that provide a hedge against a portion of our variable interest rate debt and as a result, approximately 43% of total debt at March 31, 2006 was variable interest rate debt. The fair value of these swaps was $402 at March 31, 2006 and is included in other assets on the consolidated balance sheet. Multi-Color has minimal foreign exchange risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because either they are not required or the information is included in the financial statements and notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Multi-Color Corporation (the Company) is responsible for the preparation and accuracy of the financial statements and other information included in this report. The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including Multi-Color’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2006, based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

In meeting its responsibility for the reliability of the financial statements, the Company depends upon its system of internal accounting controls. The system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized and recorded. The system is supported by policies and guidelines, and by careful selection and training of financial management personnel. The Company also has a Disclosure Committee, whose responsibility is to ensure appropriate disclosures and presentation of the financial statements and notes thereto. Additionally, the Company has an Internal Audit Department to assist in monitoring compliance with financial policies and procedures.

The Board of Directors meets its responsibility for overview of the Company’s financial statements through its Audit Committee which is composed entirely of independent Directors who are not employees of the Company. The Audit Committee meets periodically with management and Internal Audit to review and assess the activities of each in meeting their respective responsibilities. Grant Thornton LLP, the Company’s independent registered public accounting firm, has full access to the Audit Committee to discuss the results of their audit work, the adequacy of internal accounting controls, and the quality of financial reporting.

Based on the Company’s evaluation, management concluded that internal control over financial reporting was effective as of March 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is presented in these financial statements on page 22.

June 12, 2006

/s/ Francis D. Gerace
Francis D. Gerace
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dawn H. Bertsche
Dawn H. Bertsche Senior Vice President Finance and
Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of Multi-Color Corporation:

We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation and subsidiaries as of March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Multi-Color Corporation’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 12, 2006 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

June 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of Multi-Color Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Multi-Color Corporation (an Ohio Corporation) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Multi-Color Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Multi-Color Corporation maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Multi-Color Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Multi-Color Corporation and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2006 and our report dated June 12, 2006 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Cincinnati, Ohio

June 12, 2006

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31

(In thousands, except per share data)

	2006	2005	2004
Net revenues
Decorating Solutions	$176,945	$115,755	$105,050
Packaging Services	29,132	23,824	21,911
Intersegment	(805)	(113)	—

Total net revenues	205,272	139,466	126,961
Cost of revenues
Decorating Solutions	143,559	93,275	85,699
Packaging services	27,598	20,281	17,989
Intersegment	(805)	(113)	—

Total cost of revenues	170,352	113,443	103,688

Gross profit	34,920	26,023	23,273
Selling, general and administrative expenses	17,010	11,972	10,723
Plant closure costs	—	—	897
Impairment loss on long-lived assets	143	82	199

Operating income	17,767	13,969	11,454
Interest expense	1,869	1,068	1,117
Other (income) expense, net	(157)	(66)	(71)

Income before income taxes	16,055	12,967	10,408
Income tax expense	6,422	4,985	3,902

Net income	$9,633	$7,982	$6,506

Weighted average shares and equivalents outstanding:
Basic	6,525	6,307	6,013
Diluted	6,736	6,613	6,594

Basic earnings per common share	$1.48	$1.27	$1.08
Diluted earnings per common and common equivalent share	$1.43	$1.21	$0.99

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of March 31

(In thousands, except per share data)

	2006	2005
ASSETS
Current assets:
Cash	$3,179	$345
Accounts receivable, net	24,248	25,290
Inventories	16,891	14,228
Deferred tax asset	1,856	499
Prepaid and refundable income taxes	396	636
Prepaid expenses and other	2,516	628

Total current assets	49,086	41,626
Property, plant and equipment, net	50,083	52,423
Goodwill	11,759	11,759
Intangible assets, net	2,104	2,623
Other	602	433

Total assets	$113,634	$108,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving loan	$—	$1,000
Current portion of long-term debt	5,876	6,222
Current portion of capital lease obligations	—	4
Current portion of deferred income	191	—
Accounts payable	14,606	11,204
Accrued income taxes	1,708	—
Accrued liabilities	2,618	2,404
Accrued payroll and benefits	4,516	3,614

Total current liabilities	29,515	24,448
Long-term debt	21,925	33,561
Capital lease obligations	—	3
Deferred tax liability	7,899	6,937
Deferred compensation and other	1,291	818

Total liabilities	60,630	65,767
Commitments and contingencies
Stockholders’ equity:
Common stock, no par value, stated value of $.10 per share; 15,000 shares authorized, 6,604 and 6,498 shares issued at March 31, 2006 and 2005, respectively	334	323
Paid-in capital	16,319	14,913
Treasury stock, 29 shares at cost	(119)	(119)
Retained earnings	36,047	27,719
Accumulated other comprehensive income	423	261

Total stockholders’ equity	53,004	43,097

Total liabilities and stockholders’ equity	$113,634	$108,864

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 31

(In thousands, except per share data)

		Common Stock	Paid-In capital	Treasury stock	Retained earnings	Accumulated Other comprehensive Income	Total
	Number of shares issued *	Amount
March 31, 2003	5,964	$272	$11,566	$(119)	$13,555	—	$25,274
Net income					6,506		6,506
Purchase in lieu of fractional shares for stock split					(4)		(4)
Issuance of common stock	212	19	395				414
Tax benefit from exercise of stock options			779				779

March 31, 2004	6,176	$291	$12,740	$(119)	$20,057	—	$32,969
Net income					7,982		7,982
Issuance of common stock	322	32	(27)				5
Tax benefit from exercise of stock options			2,200				2,200
Cash dividends at $.05 per share					(320)		(320)
Unrealized gain on interest rate swaps						261	261

March 31, 2005	6,498	$323	$14,913	$(119)	$27,719	$261	$43,097
Net income					9,633		9,633
Issuance of common stock	106	11	750				761
Tax benefit from exercise of stock options			656				656
Cash dividends at $.05 per share					(1,305)		(1,305)
Additional minimum pension liability adjustment						(16)	(16)
Unrealized gain on interest rate swaps						178	178

March 31, 2006	6,604	$334	$16,319	$(119)	$36,047	$423	$53,004

The accompanying notes are an integral part of the consolidated financial statements.

*	All common stock share amounts have been adjusted to reflect the 3-for-2 stock split effective November 30, 2003.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31

(In thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,633	$7,982	$6,506
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	6,295	4,349	3,934
Amortization	496	461	366
Gain on interest rate swap termination	(85)	—	—
Net loss on disposal of equipment	15	112	316
Increase in non-current deferred compensation	128	69	95
Tax benefit from stock option exercises	656	2,200	779
Impairment loss on long-lived assets	143	82	199
Net (increase) decrease in accounts receivable	1,042	(4,803)	(3,719)
Net (increase) decrease in inventories	(2,571)	125	(1,284)
Net (increase) decrease in prepaid expenses and other	(1,674)	537	(131)
Net increase (decrease) in accounts payable	3,402	(336)	2,284
Net increase (decrease) in accrued liabilities	3,151	196	181
Net increase (decrease) in deferred income	191	—	—
Net increase (decrease) in deferred taxes	(395)	1,974	438

Net cash provided by operating activities	20,427	12,948	9,964
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,457)	(5,174)	(6,248)
Acquisition of business, net of cash acquired	—	(27,777)	(500)
Refund on acquisition purchase price	272	—	—
Proceeds from sale of plant and equipment	4	20	258

Net cash used in investing activities	(4,181)	(32,931)	(6,490)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in revolving line of credit, net	(1,000)	1,000	—
Proceeds relating to issuance of common stock	761	5	413
Payment in lieu of fractional shares for stock split	—	—	(4)
Proceeds from interest rate swap termination	121	—	—
Proceeds from issuance of long-term debt	—	28,700	3,600
Repayment of long-term debt	(11,982)	(10,381)	(5,892)
Debt issuance costs	—	(136)	—
Dividends paid	(1,305)	(320)	—
Repayment of capital lease obligations	(7)	(4)	(4,236)

Net cash provided by (used in) financing activities	(13,412)	18,864	(6,119)

Net increase (decrease) in cash	2,834	(1,119)	(2,645)
Cash, beginning of the year	345	1,464	4,109

Cash, end of year	$3,179	$345	$1,464

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1) THE COMPANY

Multi-Color Corporation (the Company), headquartered in Cincinnati, Ohio, supplies printed labels, engravings and packaging services to consumer product and food and beverage companies, retailers and container manufacturers primarily located in the United States, Canada, Mexico, Central and South America. The Company has manufacturing facilities located in Scottsburg, Indiana; Batavia, Troy and Cincinnati, Ohio; Erlanger, Kentucky; Framingham, Massachusetts; Green Bay and Watertown, Wisconsin and Norway, Michigan.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

References to fiscal 2006, 2005 and 2004 are for the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year classifications.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized and the Company tests goodwill annually as of February 28th of each fiscal year for impairment by comparing the fair value of the reporting unit goodwill to its carrying amount. The test is completed on a reporting unit basis and the Company has determined that each of its segments is one reporting unit. At March 31, 2006 and 2005, the Company had approximately $11,759 of goodwill, $7,259 of which related to its Decorating Solutions segment and $4,500 of which related to its Packaging Services segment. Under SFAS No. 142, impairment is also tested when events or changes in circumstances indicate that the assets carrying values may be greater than the fair values. Intangible assets with definite useful lives continue to be amortized using the straight-line method, which estimates the economic benefit, over periods of up to eight years. Intangible assets are also tested annually for impairment in accordance with SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Income Taxes

Deferred income tax assets and liabilities are provided for temporary differences between the tax basis and reported basis of assets and liabilities that will result in taxable or deductible amounts in future years.

Earnings per Common Share

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable. The Company excluded 90 options in the 2005 computation of diluted EPS because these options would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	2006		2005		2004
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	6,525	$1.48	6,307	$1.27	6,013	$1.08
Effect of dilutive stock options	211	(.05)	306	(.06)	581	(.09)

Diluted EPS	6,736	$1.43	6,613	$1.21	6,594	$.99

All share amounts have been adjusted to reflect the 3-for-2 stock split effective November 30, 2003.

Advertising Costs

Advertising costs are charged to expense as incurred and were minimal in 2006, 2005 and 2004.

Research and Development Costs

Research and development costs are charged to expense as incurred and were $1,925, $2,106 and $2,626 in 2006, 2005 and 2004, respectively.

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

The weighted average fair value at the date of grant for options granted during 2006, 2005 and 2004 was $4.37, $4.18 and $3.20, respectively. Such amounts were estimated using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
Expected life (years)	5.0	5.0	5.0
Risk free interest rate	4.1%	3.3%	3.1%
Expected volatility	36.0%	39.0%	42.6%
Dividend yield	0.8%	0%	0%

Had compensation expense for the stock options been recognized in accordance with SFAS 123, net income and earnings per share would have been reduced to the pro forma amounts below:

	2006	2005	2004
Net income - as reported	$9,633	$7,982	$6,506
Stock-based compensation expense determined under the fair value method for all awards, net of tax	447	366	398

Net income - pro forma	$9,186	$7,616	$6,108

Net income per common and common equivalent share - as reported
Basic	$1.48	$1.27	$1.08
Diluted	$1.43	$1.21	$0.99

Net income per common and common equivalent share - pro forma
Basic	$1.41	$1.21	$1.02
Diluted	$1.36	$1.15	$0.93

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

The Company manages interest costs using a mixture of fixed rate and variable rate debt. Additionally, the Company enters into interest rate swaps whereby it agrees to exchange with a counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principle amount.

The Company’s interest rate swaps have been designated as effective cash flow hedges at inception and on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other comprehensive income. If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recorded in the consolidated income statement.

New Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4, Inventory Pricing. This statement clarifies the requirement to charge abnormal amounts of idle facility expense, freight, handling costs and spoilage to current periods. In addition, this standard requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for the Company beginning in the first quarter of fiscal 2007 and will not have a material impact on operating results.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion 25. The revised standard requires the recognition of compensation expense for stock options and all other forms of equity compensation based on the fair value of the instruments on the date of grant. Upon adoption of the new standard, the Company will apply the modified prospective method. This method requires the compensation expense to be recorded based on (a) the requirements of SFAS 123R for all stock options granted after the effective date, and (b) the requirements of SFAS 123 for all stock options granted that remain unvested on the effective date. SFAS 123R will be effective for the Company in the first quarter of fiscal 2007. The Company estimates the impact of adopting SFAS No. 123(R) in fiscal 2007 will result in pre-tax expense of approximately $800.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and SFAS No. 3.” This statement requires retrospective application for voluntary changes in accounting principles and changes required by an accounting pronouncement that does not include specific transition provisions, unless it is impracticable to do so. Retrospective application results in the restatement of prior period financial statements to reflect the change in accounting principle. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of Statement 154 are to be applied prospectively to accounting changes made in fiscal years beginning after December 15, 2005.

(3) ACCOUNTS RECEIVABLE ALLOWANCE

The Company’s customers are primarily major consumer product companies and container manufacturers, and accounts receivable consist of amounts due in connection with normal business activities. The Company records an allowance for doubtful accounts to reflect the estimated losses of accounts receivable based on past collection history and specific individual risks identified. The following table summarizes the activity in the allowance for doubtful accounts for 2006 and 2005:

	2006	2005
Balance at beginning of year	$550	$334
Acquired in acquisition	—	107
Provision	1,376	160
Accounts written-off	(52)	(51)

Balance at end of year	$1,874	$550

(4) INVENTORIES

Inventories as of March 31 consisted of the following:

	2006	2005
Finished goods	$11,195	$7,138
Work-in-process	2,174	2,875
Raw materials	5,112	5,427

	18,481	15,440
Inventory reserves	(1,590)	(1,212)

	$16,891	$14,228

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of March 31:

	2006	2005
Land and buildings	$14,925	$14,778
Machinery and equipment	59,653	58,384
Furniture, fixtures, computer equipment and software	6,413	4,708
Construction in progress	1,143	500

	82,134	78,370
Accumulated depreciation	(32,051)	(25,947)

	$50,083	$52,423

(6) INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31:

	2006	2005
Non-compete agreements	$750	$750
Customer agreements and lists	2,862	2,886

	3,612	3,636
Accumulated amortization	(1,508)	(1,013)

	$2,104	$2,623

The intangible assets relate to assets acquired in connection with completed acquisitions and are amortized over their remaining useful lives using the straight-line method which estimates the economic benefit. The weighted average amortization period for these assets is 7.2 years. Total amortization expense for 2006, 2005 and 2004 was $496, $461 and $366, respectively. In fiscal 2005, the Company acquired certain customer relationships and customer contracts valued at $1,821 as a result of the NorthStar Print Group (NSPG) acquisition (See Note 18). In 2006, this amount was decreased by $24 as a result of the resolution of a contingent purchase price adjustment. In 2004, the heat transfer business of International Playing Card and Label Co. (IPC&L) was acquired and the resulting customer list was initially valued at $744. In 2005, this amount was increased by $320 as a result of the resolution of a contingent purchase price adjustment.

The annual estimated amortization expense for future years are as follows:

2007	$472
2008	472
2009	308
2010	227
2011	227
2012 and thereafter	398

Total	$2,104

(7) DEBT

The components of the Company’s debt consisted of the following as of March 31:

	2006	2005
Scottsburg Industrial Revenue Bonds, floating weekly rate (3.31% at March 31, 2006), optional quarterly principal payments of $170 plus interest through October 2009	$2,365	$3,216
Clermont County Industrial Revenue Bonds, floating weekly rate (3.15% at March 31, 2006), optional quarterly principal payments of $70 plus interest through March 2016	2,785	3,065
Note payable to Avery Dennison Corporation, annual principal payments of $1,099 plus interest at 5%, due each January, final payment due January 2007	1,099	2,198
Note payable to former owners of Quick Pak, Inc., annual principal payments of $100 plus interest at 5%, due each May, final payment due May 2005	—	100
Mortgage note payable, interest at LIBOR plus 1.50%, (6.19% at March 31, 2006), quarterly principal payments of $45 plus interest, scheduled balloon payment of $1,800 due November 2013	3,195	3,375
Bank term note payable, interest at LIBOR plus 1.25%, (5.91% at March 31, 2006), quarterly principal payments of $435 plus interest, due August 2007	2,000	7,829
Bank term note payable, interest at LIBOR plus 1.25%, (5.88% at March 31, 2006), quarterly principal payments of $714 plus interest, due August 2007	16,357	20,000

	27,801	39,783
Less-current portion of debt	(5,876)	(6,222)

	$21,925	$33,561

The following is a schedule of future annual principal payments as of March 31, 2006. The quarterly payments reflected above under the Industrial Revenue Bonds have been excluded as such payments are at the Company’s option and are not required under the credit agreements.

2007	$5,876
2008	13,940
2009	180
2010	2,545
2011	180
Thereafter	5,080

Total	$27,801

The Company maintains a credit facility with a consortium of lenders consisting of a revolving line of credit (“Revolver”), a non-revolving line of credit (“Non-Revolver”), a swing-line note (“Swing-Line”) and a Term Note. The Revolver provides for borrowings up to a maximum of $10,000 and interest rates are based upon prime or LIBOR plus certain margin amounts based upon the Company’s leverage ratio. The Company had no outstanding borrowings under the Revolver at March 31, 2006. The Non-Revolver provided for maximum borrowings of $45,000; however the lenders have no obligation to make any advances under the Non-Revolver after the “Draw Termination” date of January 24, 2006. At March 31, 2006, the Company had outstanding borrowings of $16,357 under the Non-Revolver in conjunction with the acquisition of the NorthStar Print Group (see Note 18 below). The Swing-Line provides for borrowings of up to $2,000 with one of the lenders and interest is based on the prime rate. The Company had no outstanding borrowings under the Swing-Line at March 31, 2006 and had $2,000 of outstanding borrowings under the Term Note.

The credit facility also contains various financial and operating covenants which, among others, require the Company to maintain certain leverage, fixed charge coverage and net worth ratios and limits the payment of dividends to $1,500 annually. The credit agreement expires August 1, 2007. As of March 31, 2006, the Company was in compliance with all debt covenants.

With respect to the Industrial Revenue Bonds, the Company has the option to establish the bonds’ interest rate form (variable or fixed interest rate). When a fixed interest rate is selected, the fixed rate assigned will approximate the market rate for comparable securities. When a variable rate is selected, or at the end of a fixed interest rate period, the bondholders reserve the right to demand payment of the bonds. In the event that any of the bondholders exercise their rights, a remarketing agent is responsible for remarketing the bonds on a best efforts basis for not less than the outstanding principal and accrued interest. In the event the bonds are not able to be remarketed and the letters of credit are exercised, the lender is committed to providing financing for up to 458 days. These letters of credit expire on September 15, 2006.

Substantially all assets of the Company are pledged as collateral under the Company’s borrowings.

(8) INTEREST RATE SWAPS

At March 31, 2006, the Company had two interest rate swap contracts (Swaps) in order to manage its exposure to interest rate fluctuations under variable rate borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties.

In February 2005, the Company entered into a Swap with an initial notional amount of $15,000, which declines by approximately $2,143 annually through expiration in May 2012. Additionally in March 2006, the Company entered into a Swap with an initial notional amount of $2,000, which declines by $435 per quarter through expiration in June 2007. The Swaps were designated at inception as highly effective cash flow hedges which are measured on an ongoing basis. During 2006, the fair value of the Swaps increased by $141 and was recorded in accumulated other comprehensive income.

In March 2006, the Company prepaid $2,130 of a $4,100 term loan and terminated the related Swap realizing a gain and cash proceeds of $122. As a result, $85 of the gain on the Swap termination was recorded in other income and $37 was deferred and will be amortized as a reduction to interest expense over the remaining term of the related outstanding debt.

(9) DEFERRED COMPENSATION AGREEMENTS

The Company has entered into deferred compensation agreements with certain officers and employees under its 1999 Executive Deferred Compensation Plan, whereby participants receive an annual Company contribution credit based on a percentage (8% for 2006 and 2005) of such participant’s base compensation. Amounts due under such agreements are classified as long-term liabilities at March 31, 2006 and 2005 and were $625 and $497, respectively. Such amounts are payable, in general and subject to the terms of the Plan, at the later of the attainment of retirement age (60) or termination of employment. Interest on the deferred amounts, which is included in the balances due, was accrued at 7.75%, 6.0% and 6.25% in 2006, 2005 and 2004, respectively. The expense recognized under the Plan in 2006, 2005 and 2004 was $140, $102 and $84, respectively.

(10) EMPLOYEE BENEFIT PLANS

The Company maintains a 401K retirement savings plan for all employees who meet certain service requirements. The Plan provides for voluntary contributions by the Company’s employees up to a specified maximum percentage of gross pay. At the discretion of the Company’s Board of Directors, the Company will contribute a specified matching percentage of the employee contributions. Company contributions in 2006, 2005 and 2004 were $654, $462 and $444, respectively, which represent approximately one-half of the employee contributions not exceeding 6% of gross pay.

In conjunction with the NSPG acquisition in January 2005 (see Note 18), the Company assumed a single employer defined benefit pension plan (Pension Plan) which covers eligible union employees at its Norway, Michigan plant who were hired prior to July 14, 1998. The plan provides benefits based on a flat payment formula and years of credited service at a normal retirement age of 65. The benefits are actuarially reduced for early retirement. An active participant may annually elect to irrevocably freeze their benefits to participate in the Company 401K retirement savings plan.

Also in conjunction with the NSPG acquisition, the Company also offers a post retirement health and welfare plan (Health Plan) that upon retirement provides health benefits to certain active Norway plant employees hired on or before July 31, 1998. The plan allows participants to retire as early as age 62 and remain in the active medical plan until reaching Medicare eligibility at age 65. The Company has no Health Plan assets and pays benefits as incurred.

The Company uses a December 31 measurement date for the Pension Plan and Health Plan. Reconciliation of the Plans’ funded status and obligations as of March 31, 2006 consisted of the following:

	Pension Plan	Health Plan
Change in benefit obligation
Projected benefit obligation at beginning of year	$966	$314
Service cost	25	16
Interest cost	56	18
Actuarial loss	5	215
Benefits paid	—	—

Projected benefit obligation at end of year	$1,052	$563

Change in plan assets
Fair value of plan assets at beginning of year	$958	—
Actual return on plan assets	53	—
Employer contributions	—	—
Benefits paid	—	—

Fair value of plan assets at end of year	$1,011	—

Reconciliation of funded status
Funded status	$(41)	$(563)
Unrecognized net actuarial loss/(gain)	30	215
Employer contributions	—	1

Accrued cost at end of year	$(11)	$(347)

Reconciliation of (accrued) cost
(Accrued) cost at beginning of year	$(7)	$(314)
Accrued benefit (cost) during year	(4)	(34)
Contributions during year	—	1

(Accrued) cost at end of year	$(11)	$(347)

Net periodic cost components
Service cost	$25	$16
Interest cost	56	18
Actual (return) on plan assets	(53)	—
Recognized net actuarial (gain)	(24)	—

Net periodic pension cost	$4	$34

Liability Summary
Projected benefit obligation at end of year	$1,052	$563
Accumulated benefit obligation at end of year	1,039	563

Accrued cost	11	347
Additional minimum liability	16	—

Liability	$27	$347

Weighted average assumptions
Discount rate – net periodic cost	5.75%	5.75%
Discount rate – projected benefit obligation	5.75%	5.75%
Expected long-term rate of return on plan assets	8.0%	—

Rate of compensation increases are not applicable as a result of flat benefit formulas. The discount rate and rate of return were selected based upon current market conditions, Company experience and future Company expectations.

Pension Plan assets consist primarily of listed equity and debt securities. Below are the weighted average asset allocations by category at March 31, 2006 and 2005, and the target allocations for 2007:

Asset category	2006	2005	Target % 2007
Equity securities	60%	59%	50-60%
Debt securities	14%	14%	10-20%
Real estate	0%	0%	0-10%
Other	26%	27%	20-30%

Total	100%	100%	100%

Assumed health care cost trend rates have a significant effect on the amounts reported for the Health Plan. The health care costs trend rate assumed in measuring the Health Plan benefit obligation is 10% gradually decreasing to 4% in 2012 and thereafter. A one percentage point change in these assumed rates would increase the post retirement obligation by $71 or decrease the post retirement obligation by $61.

The Company has no Health Plan assets and pays the benefits as incurred. The Company expects to pay $27 of Health Plan benefits and to make no contributions to the Pension Plan in 2007. Benefits expected to be paid from these plans in the future are as follows:

	Pension Plan	Health Plan
2007	$13	$27
2008	13	17
2009	13	—
2010	16	14
2011	15	29
2012-2016	$139	$244

(11) INCOME TAXES

The provision (benefit) for income taxes includes the following components:

	2006	2005	2004
Currently payable
Federal	$5,827	$2,538	$1,839
State and local	990	474	694

	6,817	3,012	2,533

Deferred
Federal	(403)	1,805	1,111
State and local	8	168	258

	(395)	1,973	1,369

	$6,422	$4,985	$3,902

The following is reconciliation between the statutory federal income tax rate and the effective tax rate:

	2006	2005	2004
Federal statutory rate	35.0%	34.0%	34.0%
State and local income taxes, net of federal income tax benefit	4.4	4.8	6.0
Research and development tax credit	(0.9)	(1.3)	(1.0)
Other	1.5	0.9	(1.5)

Effective tax rate	40.0%	38.4%	37.5%

The net deferred tax components consisted of the following at March 31:

	2006	2005
Deferred tax liabilities:
Tax depreciation over book depreciation	$(6,607)	$(6,088)
Tax intangible amortization over book intangible amortization	(718)	(584)
Software development	(207)	(201)
State deferred tax	(608)	(720)

	(8,140)	(7,593)

Deferred tax assets:
Asset impairment loss	—	28
Deferred compensation	219	166
Inventory reserves	742	215
Allowance for doubtful accounts	630	123
AMT credit carry-forward	—	320
State tax credit carry-forward	22	123
Other	484	180

	2,097	1,155

Net deferred tax liability	$(6,043)	$(6,438)

The Company has state tax credits of $34 which expire through 2010.

(12) MAJOR CUSTOMERS

During 2006, 2005 and 2004, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 45%, 43% and 46%, respectively, of the Company’s consolidated net revenues. Approximately 30%, 33% and 36% of sales in 2006, 2005 and 2004, respectively, were to the Procter & Gamble Company (recorded primarily in the Decorating Solutions Segment); approximately 15% of sales in 2006 were to the Miller Brewing Company (recorded in the Decorating Solutions Segment) which became a customer in January 2005 in connection with the NSPG acquisition (see Note 18); and approximately 10% of sales in 2005 and 2004 were to the Limited Brands (recorded in the Packaging Services Segment).

In addition, accounts receivable balances of such major customers approximated 32%, 35% and 35% of the Company’s total accounts receivable balance at March 31, 2006, 2005 and 2004, respectively.

The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s operations.

(13) PLANT CLOSURE COSTS

During 2004, the Company closed its Las Vegas facility as part of a plan to consolidate manufacturing operations and recorded plant closure costs of $897. Included in these costs were severance costs of $77, lease termination costs of $217 and moving and relocation costs of $603. At March 31, 2004, the plant had been closed and severance, moving and relocation costs were substantially paid in full. A liability of $63, $121 and $251 remained at March 31, 2006, 2005 and 2004, respectively, relating primarily to lease termination costs as the Company remained obligated under such lease through April 2006.

(14) STOCK OPTIONS

As of March 31, 2006, 397 of the authorized but unissued common shares were reserved for future issuance to key employees and directors under the Company’s qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant and will expire not more than ten years after the date of grant. The applicable options vest immediately or ratably over a three to five year period. A summary of the changes in the options outstanding during 2006, 2005 and 2004 is shown below (adjusted for the 3-for-2 stock split effective November 30, 2003):

	Number of Shares	Weighted Average Exercise Price	Options Price Range
Outstanding at March 31, 2003	906	$4.98	$1.80-$10.40
Granted	215	12.88	11.33-17.00
Exercised	(282)	3.76	1.80-10.40
Cancelled	(43)	10.04	9.99-10.40

Outstanding at March 31, 2004	796	$7.28	$1.80-$17.00
Granted	115	16.98	14.87-18.82
Exercised	(426)	4.67	1.80-11.33
Cancelled	(45)	11.92	10.40-18.82

Outstanding at March 31, 2005	440	$11.86	$2.89-$18.82
Granted	177	20.28	19.25-26.00
Exercised	(111)	7.56	2.89-18.82
Cancelled	(47)	16.85	15.54-19.25

Outstanding at March 31, 2006	459	$15.64	$3.72-$26.00

The following summarizes options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.72-$4.89	22	4.79	$4.45	22	$4.45
$ 8.38-$14.87	167	6.83	$11.15	113	$11.06
$16.67-$26.00	270	8.58	$19.32	73	$20.43

	459			208

(15) CAPITAL LEASE OBLIGATIONS

The Company had a capital lease for certain equipment which expired in 2006. The amounts recorded in property, plant and equipment and accumulated depreciation under such capital leases were minimal at March 31, 2005.

(16) SEGMENT INFORMATION

The Company is organized into two segments within the packaging industry: Decorating Solutions and Packaging Services. The Decorating Solutions segment’s primary operations involve the design and printing of labels while the Packaging Services segment provides promotional packaging, assembling and fulfillment services. Both segments sell to major consumer product companies.

Financial information by operating segment is as follows:

	2006	2005	2004
Revenues:
Decorating Solutions	$176,945	$115,755	$105,050
Packaging Services	29,132	23,824	21,911
Intersegment	(805)	(113)	—

	$205,272	$139,466	$126,961
Income before income taxes:
Decorating Solutions	$21,823	$13,770	$10,031
Packaging Services	614	2,890	3,006
Corporate Expenses	(6,382)	(3,693)	(2,629)

	$16,055	$12,967	$10,408
Capital expenditures:
Decorating Solutions	$2,580	$3,241	$4,366
Packaging Services	1,162	826	472
Corporate	715	1,107	1,410

	$4,457	$5,174	$6,248
Depreciation and amortization:
Decorating Solutions	$5,507	$4,220	$3,852
Packaging Services	586	376	369
Corporate	698	214	79

	$6,791	$4,810	$4,300

	March 31, 2006	March 31, 2005
Total assets:
Decorating Solutions	$91,441	$94,286
Packaging Services	11,514	10,264
Corporate	10,679	4,314

	$113,634	$108,864

(17) COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has various equipment, office and facility operating leases. Leases expire on various dates through August 2013. Rent expense during 2006, 2005 and 2004 was approximately $2,221, $1,894 and $1,881, respectively.

The annual future minimum rental obligations as of March 31, 2006 are as follows:

2007	$1,579
2008	1,691
2009	1,761
2010	1,254
2011	1,247
Thereafter	3,658

Total	$11,190

Purchase Obligations

The Company has entered into long-term purchase agreements (one to three years) for various uniforms, supplies, utilities and other services which are estimated to be approximately $435 for 2007, $36 for 2008 and $7 for 2009.

Litigation

Litigation is instituted from time to time against the Company which involves routine matters incident to the Company’s business. In the opinion of management, the ultimate disposition of pending litigation will not have a material adverse effect upon the Company’s results of operations, financial position or cash flows.

(18) ACQUISITIONS

On January 25, 2005, the Company through its wholly owned subsidiaries MCC-Norway, Inc. and MCC-Wisconsin, LLC, completed the purchase of the NorthStar Print Group (NSPG), a subsidiary of Journal Communications, Inc. Specializing in the production of glue-applied, in-mold and pressure sensitive labels for the beverage and consumer markets, NSPG has been integrated into the Company’s Decorating Solutions segment. The Company acquired specific assets and assumed certain liabilities of NSPG, including gravure and flexographic printing equipment, inventory, accounts receivable, real estate and accounts payable. The total preliminary purchase price of approximately $27,777 was based upon a multiple of earnings and the estimated book value of the assets acquired and assumed liabilities, subject to a post-closing working capital adjustment which resulted in a cash receipt of approximately $272 in May 2005. The purchase price also included approximately $1,133 for estimated acquisition related costs including legal, accounting and advisory services. The proceeds paid at closing were obtained through available cash, $20,000 in borrowings under the Non-Revolver and $2,000 borrowed under the Revolver. The acquisition was accounted for as an asset purchase, and accordingly, the preliminary purchase price was allocated to the assets and liabilities based on their fair market value as of the date of acquisition. The following represents a preliminary condensed balance sheet of the assets acquired and liabilities assumed at the acquisition date:

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

The following table summarizes, on an unaudited proforma basis, the estimated combined results of the Company and the above acquisitions assuming the acquisitions had occurred on April 1, 2003. The results include certain adjustments, primarily depreciation, amortization and interest expense. These adjustments are based on values of the assets acquired and the debt incurred in order to complete the acquisitions and are not necessarily indicative of what results would have been had the Company owned the heat transfer label business of IPC&L and certain assets of NSPG during the periods presented.

	2005	2004
Net Sales	$188,987	$184,562
Net Income	$9,758	$8,176
Earnings per share
Basic	$1.55	$1.36
Diluted	$1.48	$1.24

At March 31, 2006, the Company had approximately $1,900 of capitalized acquisition costs related to a potential acquisition. Completion of any potential acquisitions may or may not occur.

(19) SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	2006	2005	2004
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,783	$793	$976
Income taxes paid	$4,354	$357	$2,442
Supplemental Disclosure of Non-Cash Activities:
Additional minimum pension liability	$16	—	—
Interest rate swap fair value	$141	$261	—
Business combinations accounted for as a purchase:
Assets acquired	—	$32,170	$620
Liabilities assumed	—	(4,392)	—
Cash received	(272)	(1)	—
Notes payable	—	—	(120)

Net cash paid (received)	$(272)	$27,777	$500

(20) OTHER COMPREHENSIVE INCOME

The components of other comprehensive income consist of:

	2006	2005	2004
Net income	$9,633	$7,982	$6,506
Additional minimum pension liability	(16)	—	—
Unrealized gain on interest rate swaps	178	261	—

Total	$9,795	$8,243	$6,506

QUARTERLY DATA (UNAUDITED)

(In thousands, except per share data)

Fiscal 2006:

	Quarter:
	First	Second	Third	Fourth	Total
Net sales	$46,728	$49,663	$55,564	$53,317	$205,272
Gross profit	$7,795	$7,995	$9,412	$9,718	$34,920
Net income	$1,909	$2,050	$2,719	$2,955	$9,633

Basic earnings per common share	$.29	$.32	$.42	$.45	$1.48
Diluted earnings per common and common equivalent share	$.29	$.30	$.40	$.44	$1.43

Fiscal 2005:

	Quarter:
	First	Second	Third	Fourth	Total
Net sales	$28,750	$31,735	$33,694	$45,287	$139,466
Gross profit	$4,727	$5,626	$6,725	$8,945	$26,023
Net income	$1,115	$1,682	$2,306	$2,879	$7,982

Basic earnings per common share	$.18	$.27	$.36	$.45	$1.27
Diluted earnings per common and common equivalent share	$.17	$.25	$.35	$.43	$1.21

NSPG was acquired in the fourth quarter of 2005 (See Note 18).

Fiscal 2004:

	Quarter:
	First	Second	Third	Fourth	Total
Net sales	$29,107	$31,569	$33,029	$33,256	$126,961
Gross profit	$5,692	$5,662	$5,813	$6,106	$23,273
Net income	$1,628	$1,664	$1,618	$1,596	$6,506

Basic earnings per common share	$.27	$.28	$.27	$.26	$1.08
Diluted earnings per common and common equivalent share	$.25	$.25	$.24	$.24	$0.99

The Company’s Las Vegas facility was closed in March 2004. Fiscal 2004 fourth quarter results included an asset impairment charge of $199 and plant closure costs of $897 relating to the facility closing (See Note 13).

International Playing Card & Label (IPC&L) was acquired in the second quarter of 2004 (See Note 18).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13A-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Multi-Color’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, Multi-Color’s Chief Executive Officer and Chief Financial Officer have concluded that, such controls and procedures were effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

During the quarter ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting.

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

EXECUTIVE OFFICERS

The Executive Officers of the Company are as follows:

Francis D. Gerace, 53, was promoted to President and appointed a Director in May 1999 and was elected Chief Executive Officer in August 1999. Prior to that time, Mr. Gerace served as the Company’s Vice President of Operations from April 1998 to May 1999. Mr. Gerace held various operating positions and was Director of Strategic Business Systems for Fort James Corporation’s Packaging Business from 1993 to 1998. From 1974 to 1993, Mr. Gerace held various general management positions with Conagra, Inc. and Beatrice Foods Company.

Dawn H. Bertsche, 49, was appointed Vice President of Finance, Chief Financial Officer and Secretary in August 1999. In April 2005, Ms. Bertsche was promoted to Senior Vice President of Finance and Chief Financial Officer. Prior to joining Multi-Color, Ms. Bertsche was Chief Financial Officer for Hill Top Research, Inc. from 1997 to 1999 and held the position of Vice President and Controller and other financial positions for Clopay Corporation from 1987 to 1997. From 1977 to 1987, Ms. Bertsche held various financial management positions with LSI Lighting Systems, Inc. and Price Waterhouse.

Donald E. Kneir, 42, was appointed President of the Decorating Solutions Division in February 2004. Prior to joining Multi-Color, Mr. Kneir was President of API Foils, Inc. from 2002 to 2004 and held the position of General Manager and Vice President of Sales and Marketing for Field Container’s Box Division from 2001 to 2002. Prior to this time, Mr. Kneir was the Director of Marketing for Pechiney/American National Can.

James H. Reynolds, 40, was appointed Vice President-Corporate Controller in May 2005 and Chief Accounting Officer in August 2005. Prior to joining Multi-Color, Mr. Reynolds held various financial positions with Cincinnati Bell Inc. from 2000 to 2005, including Vice President Finance, Vice President Controller and Chief Accounting Officer and Assistant Corporate Controller. Prior to 2000, Mr. Reynolds held various positions with PricewaterhouseCoopers.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (THOUSANDS, EXCEPT PER SHARE DATA)

The following table provides information regarding shares outstanding and available for issuance under the Company’s existing stock option plans:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	459	$15.64	397
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Of the total securities remaining available for future issuance, 81 shares are reserved for issuance to the Company’s Board of Directors and 316 shares are reserved for issuance to the Company’s employees.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this item is set forth in the section entitled “Ratification of the Appointment of Grant Thornton LLP as Independent Registered Public Accountants for Fiscal Year Ending March 31, 2007 contained in our proxy statement to be filed with the SEC and is hereby incorporated by reference into this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The following Consolidated Financial Statements of Multi-Color Corporation and subsidiaries, Management’s Report and the Reports of the Independent Registered Public Accounting Firm are included in Part II, Item 8.

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended March 31, 2006, 2005 and 2004

Consolidated Balance Sheets as of March 31, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All schedules have been omitted because either they are not required or the information is included in the financial statements and notes thereto.

(a)(3)	List of Exhibits

Exhibit Numbers	Description of Exhibit	Filing Status

3 (i)	Amended and Restated Articles of Incorporation	A

3 (ii)	Amendment to Amended and Restated Articles of Incorporation	A

3 (iii)	Amendment to Amended and Restated Articles of Incorporation	O

3 (iv)	Amended and Restated Code of Regulations	B

10.1	Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National Association covering $5,750,000 City of Scottsburg, Indiana Economic Development Revenue Bonds	C

10.2	Trust Indenture securing City of Scottsburg, Indiana Economic Development Revenue Series 1989 dated as of October 1, 1989	D

10.3	Bond Purchase Agreement for $5,750,000 City of Scottsburg, Indiana Economic Development Revenue Bonds Series 1989	D

10.5	First Refusal Agreement among the Company’s shareholders	B

10.5a	Waiver, Consent and Amendment Agreement dated May 7, 2002 (Amendment to First Refusal Agreement)	V

10.6	Loan Agreement between City of Scottsburg, Indiana and Multi-Color dated October 1, 1989 for $5,750,000	D

10.9	Remarketing Agreement dated as of December 1, 1989 by and among the Company, The Ohio Company and The PNC Bank (Formerly The Central Trust Company, N.A.)	D

10.33	Fourth Amended and Restated Credit, Reimbursement and Security Agreement as of June 6, 2000 among Multi-Color Corporation, PNC Bank, National Association and Keybank National Association	O

10.35	Amendment to Credit Agreement dated February 8, 2001	P

10.39	Asset Purchase Agreement, dated November 18, 2002 between Multi-Color Corporation, Dennison Manufacturing Co., and Avery Dennison Corporation	S

10.40	Loan Agreement, dated November 7, 2003 between Multi-Color Corporation and Key Bank National Association	W

10.42	First Amendment to Credit Agreement dated December 30, 2003	W

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

Y

MANAGEMENT CONTRACTS AND COMPENSATION PLANS

10.20	401(k) Retirement Savings Plan and Trust	B

10.24	1998 Non-Employee Director Stock Option Plan of Multi-Color Corporation	I

10.26	Employment Agreement entered into March 16, 1998 by and between the Company and Francis D. Gerace	F

10.27	Amendment to Employment Agreement dated May 18, 1999, to employment agreement dated as of March 16, 1998 among Multi-Color Corporation and Francis D. Gerace	F

10.29	1999 Long-Term Incentive Plan of Multi-Color Corporation dated as of January 19, 1999	L

10.41	2003 Stock Option Plan	U

10.46	Severance Arrangements with Dawn H. Bertsche and Donald E. Kneir	AB

10.47	Executive Incentive Compensation for Fiscal Year 2006	Z

10.48	Executive Incentive Compensation for Fiscal Year 2007	AA

10.49	Severance Arrangement with Edward V. Allen	M

21	Subsidiaries of the Company	G

23	Consent of Grant Thornton LLP	G

31.1	Section 302 Certification – CEO	G

31.2	Section 302 Certification – CFO	G

32.1	Section 906 Certification – CEO	G

32.2	Section 906 Certification – CFO	G

A	Filed as an exhibit to the Form 10-K for the 1996 fiscal year and incorporated herein by reference.
B	Filed as an exhibit to Registration Statement #33-51772, filed September 10, 1992, and incorporated herein by reference.
C	Filed as an exhibit to the Form 10-K for the 1994 fiscal year and incorporated herein by reference.
D	Filed as an exhibit to the Form 10-K for the 1990 fiscal year and incorporated herein by reference.
F	Filed as an exhibit to the Form 10-K for the 1999 fiscal year and incorporated herein by reference.
G	Filed herewith.
I	Filed as an exhibit to the 1998 Proxy Statement and incorporated herein by reference.
J	Filed as an exhibit to the Form 10-K for the 1998 fiscal year and incorporated herein by reference.
L	Filed as an exhibit to the 1999 Proxy Statement and incorporated herein by reference.
M	Included in the Form 8-K filed December 12, 2005 and incorporated herein by reference.
O	Filed as an exhibit to the Form 10-K for the 2000 fiscal year and incorporated herein by reference.
P	Filed as an exhibit to the Form 10-K for the 2001 fiscal year and incorporated herein by reference.
S	Filed as an exhibit to the Form 8-K filed February 3, 2003 and incorporated herein by reference.
U	Filed as an exhibit to the 2003 Proxy Statement and incorporated herein by reference.
V	Filed as an exhibit to the Form 10-K for the 2003 fiscal year and incorporated herein by reference.
W	Filed as an exhibit to the Form 10-K for the 2004 fiscal year and incorporated herein by reference.
X	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.
Y	Filed as an exhibit to the Form 8-K filed January 25, 2005 and incorporated herein by reference.
Z	Filed as an exhibit to the Form 8-K filed April 21, 2005 and incorporated herein by reference.
AA	Filed as an exhibit to the Form 8-K filed April 19, 2006 and incorporated herein by reference.
AB	Filed as an exhibit to the Form 10-K for the 2005 fiscal year and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION
Dated: June 12, 2006	(Registrant)

	By:	/s/ Francis D. Gerace
Francis D. Gerace
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Francis D. Gerace Francis D. Gerace	President, Chief Executive Officer and Director (Principal Executive Officer)	June 12, 2006

/s/ Dawn H. Bertsche Dawn H. Bertsche	Senior Vice President Finance, Chief Financial Officer, Secretary (Principal Financial Officer)	June 12, 2006

/s/ James H. Reynolds James H. Reynolds	Vice President-Corporate Controller and Chief Accounting Officer	June 12, 2006

/s/ Lorrence T. Kellar Lorrence T. Kellar	Chairman of the Board of Directors	June 12, 2006

/s/ David L. Abbott David L. Abbott	Director	June 12, 2006

/s/ Robert R. Buck Robert R. Buck	Director	June 12, 2006

/s/ Charles B. Connolly Charles B. Connolly	Director	June 12, 2006

/s/ Roger A. Keller Roger A. Keller	Director	June 12, 2006

/s/ David H. Pease, Jr. David H. Pease, Jr.	Director	June 12, 2006