Form 10-Q
period 2006-06-30
MULTI COLOR CORP
filed 2006-08-04
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Common shares, no par value – 6,585,366 (as of July 31, 2006)

MULTI-COLOR CORPORATION

FORM 10-Q

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	June 30, 2006	June 30, 2005
Net revenues
Decorating Solutions	$46,150	$43,018
Packaging Services	5,736	3,711
Intersegment	(140)	(12)

Total net revenues	51,746	46,717

Cost of revenues
Decorating Solutions	37,266	34,884
Packaging Services	5,534	4,056
Intersegment	(140)	(12)

Total cost of revenues	42,660	38,928

Gross profit	9,086	7,789
Selling, general and administrative expenses	4,806	4,135

Operating income	4,280	3,654
Interest expense	394	514
Other (income) expense, net	(57)	(26)

Income before income taxes	3,943	3,166
Income tax expense	1,457	1,257

Net income	$2,486	$1,909

Basic earnings per common share	$0.38	$0.29
Diluted earnings per common and common equivalent share	$0.37	$0.29
Dividends per common share	$0.05	$0.05

Weighted average shares and equivalents outstanding:
Basic	6,578	6,496
Diluted	6,793	6,700

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash	$3,426	$3,179
Accounts receivable, net	22,649	24,248
Inventories	18,452	16,891
Deferred tax assets	2,063	1,856
Prepaid and refundable income taxes	—	396
Prepaid expenses and other	2,931	2,516

Total current assets	49,521	49,086
Property, plant and equipment, net	48,948	50,083
Goodwill	11,759	11,759
Intangible assets, net	1,986	2,104
Other	572	602

Total assets	$112,786	$113,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,701	$5,876
Current portion of deferred income	83	191
Accounts payable	15,066	14,606
Accrued income taxes	2,179	1,708
Accrued liabilities	2,619	2,618
Accrued payroll and benefits	3,245	4,516

Total current liabilities	28,893	29,515
Long-term debt	18,906	21,925
Deferred tax liability	8,221	7,899
Deferred compensation and other	1,346	1,291

Total liabilities	57,366	60,630
Commitments and contingencies
Stockholders’ equity:
Common stock, no par value, stated value of $.10 per share; 15,000 shares authorized, 6,614 and 6,604 shares issued at June 30 and March 31, 2006, respectively	335	334
Paid-in capital	16,701	16,319
Treasury stock, 29 shares at cost	(119)	(119)
Retained earnings	38,201	36,047
Accumulated other comprehensive income	302	423

Total stockholders’ equity	55,420	53,004

Total liabilities and stockholders’ equity	$112,786	$113,634

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,486	$1,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,501	1,499
Amortization	117	155
Gain on interest rate swap termination	(7)	—
Net loss on disposal of equipment	30	—
Increase in non-current deferred compensation	55	39
Stock based compensation expense	192	—
Tax benefit from stock option exercises	—	229
Excess tax benefit from stock based compensation	(77)	—
Impairment loss on long-lived assets	15	—
Deferred Taxes	(77)	—
Net (increase) decrease in accounts receivable	1,598	1,989
Net (increase) decrease in inventories	(1,561)	(2,753)
Net (increase) decrease in prepaid expenses and other	89	(65)
Net increase (decrease) in accounts payable	460	3,131
Net increase (decrease) in accrued liabilities	(720)	283
Net increase (decrease) in deferred income	(108)	478

Net cash provided by operating activities	3,993	6,894
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(411)	(1,706)
Refund on acquisition purchase price	—	272
Proceeds from sale of plant and equipment	1	—

Net cash used in investing activities	(410)	(1,434)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) in revolving line of credit, net	—	(1,000)
Proceeds relating to issuance of common stock	110	164
Excess tax benefit from stock based compensation	77	—
Repayment of long-term debt	(3,194)	(3,045)
Dividends paid	(329)	(325)
Repayment of capital lease obligations	—	(6)

Net cash used in financing activities	(3,336)	(4,212)

Net increase in cash	247	1,248
Cash, beginning of period	3,179	345
Cash, end of period	$3,426	$1,593

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	392	425
Income taxes paid, net of refund received	579	151
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Interest rate swap fair value	78	240

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except per share data)

Item 1. Financial Statements (continued)

1.	Description of Business and Significant Accounting Policies:

The Company:

Multi-Color Corporation (the Company), headquartered in Cincinnati, Ohio, supplies printed labels, engravings and packaging services to consumer product and food and beverage companies, retailers and container manufacturers primarily located in the United States, Canada, Mexico and Central and South America. The Company has manufacturing plants located in Scottsburg, Indiana; Batavia, Troy and Cincinnati, Ohio; Erlanger, Kentucky; Framingham, Massachusetts; Green Bay and Watertown, Wisconsin and Norway, Michigan.

Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (US GAAP), have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

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

Goodwill and Intangible Assets:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and the Company tests goodwill annually as of February 28th of each fiscal year for impairment by comparing the fair value of the reporting unit goodwill to its carrying amount. The test is completed on a reporting unit basis and the Company has determined that each of its segments is one reporting unit. Under SFAS No. 142, impairment is also tested when events or changes in circumstances indicate that the assets carrying values may be greater than the fair values. Intangible assets with definite useful lives continue to be amortized using the straight-line method, which approximates the economic benefit, over periods of up to eight years. Intangible assets are also tested annually for impairment in accordance with SFAS No. 142 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Income Taxes:

Deferred income tax assets and liabilities are provided for temporary differences between the tax basis and reported basis of assets and liabilities that will result in taxable or deductible amounts in future years.

Fair Value Disclosure:

The fair value of financial instruments approximates carrying value.

Derivative Financial Instruments – Interest Rate Swaps:

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities, as amended. This standard requires the recognition of derivative instruments as either assets or liabilities in the balance sheet at fair value and the recognition of resulting gains or losses as adjustments to earnings or other comprehensive income. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company manages interest costs using a mixture of fixed rate and variable rate debt. Additionally, the Company enters into interest rate swaps whereby it agrees to exchange with a counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

The Company’s interest rate swaps have been designated as effective cash flow hedges at inception and on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other comprehensive income. If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recorded in the consolidated income statement.

New Pronouncements:

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006, which for the Company is April 1, 2007. The Company is currently evaluating the impact of SFAS 155 on the Company’s consolidated financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006, which for the Company is April 1, 2007. The Company is currently evaluating the impact of SFAS 156 on the Company’s consolidated financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of April 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s financial position, results of operations and cash flows.

2.	Earnings Per Common Share Data:

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable. The Company excluded 160 options in the three months ended June 30, 2006 computation of diluted EPS because these options would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended June 30,
	2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	6,578	$0.38	6,496	$0.29
Effect of dilutive stock options	215	0.01	204	—

Diluted EPS	6,793	$0.37	6,700	$0.29

3.	Inventories:

Inventories are stated at the lower of FIFO cost or market and are comprised of the following:

	June 30, 2006	March 31, 2006
Finished goods	$13,281	$11,195
Work in process	2,504	2,174
Raw materials	4,751	5,112

	20,536	18,481
Inventory reserves	(2,084)	(1,590)

	$18,452	$16,891

4.	Debt:

The components of the Company’s debt consisted of the following:

	June 30, 2006	March 31, 2006
Scottsburg Industrial Revenue Bonds, floating weekly rate (4.1% at June 30, 2006), monthly interest payments, principal due October 2009	$2,365	$2,365
Clermont County Industrial Revenue Bonds, floating weekly rate (3.2% at June 30, 2006), monthly interest payments, principal due March 2016	2,785	2,785
Note payable to Avery Dennison Corporation, annual principal payments of $1,099 plus interest at 5%, due each January, final payment due January 2007	1,099	1,099
Mortgage note payable, interest at LIBOR plus 1.50%, (6.61% at June 30, 2006), quarterly principal payments of $45 plus interest, scheduled balloon payment of $1,800 due November 2013	3,150	3,195
Bank term note payable, interest at LIBOR plus 1.25%, (6.36% at June 30, 2006), quarterly principal payments of $435 plus interest, due August 2007	1,565	2,000
Bank term note payable, interest at LIBOR plus 1.25%, (6.36% at June 30, 2006), quarterly principal payments of $714 plus interest due August 2007	13,643	16,357

	24,607	27,801
Less-current portion of debt	(5,701)	(5,876)

	$18,906	$21,925

The following is a schedule of future annual principal payments as of June 30, 2006.

Year 1	$5,701
2	10,966
3	180
4	2,545
5	180
Thereafter	5,035

Total	$24,607

The Company maintains a credit facility with a consortium of lenders consisting of a revolving line of credit (Revolver), a non-revolving line of credit (Non-Revolver), a swing-line note (Swing-Line) and a Term Note. The Revolver provides for borrowings up to a maximum of $10,000 and interest rates are based upon prime or LIBOR plus certain margin amounts based upon the Company’s leverage ratio.

The Company had no outstanding borrowings under the Revolver at June 30, 2006. At June 30, 2006, the Company had outstanding borrowings of $13,643 under the Non-Revolver in conjunction with the acquisition of the NorthStar Print Group in January 2005. The Swing-Line provides for borrowings of up to $2,000 with one of the lenders and interest is based on the prime rate. The Company had no outstanding borrowings under the Swing-Line at June 30, 2006 and had $1,565 of outstanding borrowings under the Term Note.

The credit facility also contains various financial and operating covenants which, among others, require the Company to maintain certain leverage, fixed charge coverage and net worth ratios and limits the payment of dividends to $1,500 annually. The credit agreement expires August 1, 2007. As of June 30, 2006, the Company was in compliance with all debt covenants.

With respect to the Industrial Revenue Bonds, the Company has the option to establish the bonds’ interest rate form (variable or fixed interest rate). When a fixed interest rate is selected, the fixed rate assigned will approximate the market rate for comparable securities. When a variable rate is selected, or at the end of a fixed interest rate period, the bondholders reserve the right to demand payment of the bonds. In the event that any of the bondholders exercise their rights, a remarketing agent is responsible for remarketing the bonds on a best efforts basis for not less than the outstanding principal and accrued interest. In the event the bonds are not able to be remarketed and the letters of credit are exercised, the lender is committed to providing financing for up to 458 days. These related letters of credit expire on August 1, 2007.

Substantially all assets of the Company are pledged as collateral under the Company’s borrowings.

5.	Segment Information:

The Company is organized into two segments within the packaging industry: Decorating Solutions and Packaging Services. The Decorating Solutions segment’s primary operations involve the design and printing of labels, while the Packaging Services segment provides promotional packaging, assembling and fulfillment services. Both segments sell to major consumer product companies. Effective April 1, 2006, all corporate administrative expenses have been allocated to the Company’s segments based upon methods that the Company believes are reasonable, such as formulas based on revenues and number of employees. As a result, the Decorating Solutions and Packaging Services income (loss) before income taxes for the three months ended June 30, 2005 have been recast to conform to the current period presentation with no net impact to operating results.

Financial information by operating segment is as follows:

	Three Months Ended June 30,
	2006	2005
Sales:
Decorating Solutions	$46,150	$43,018
Packaging Services	5,736	3,711
Intersegment	(140)	(12)

	$51,746	$46,717

Income (loss) before income taxes:
Decorating Solutions	$4,128	$3,898
Packaging Services	(185)	(732)

	$3,943	$3,166

Capital expenditures:
Decorating Solutions	$343	$605
Packaging Services	51	874
Corporate	17	227

	$411	$1,706

Depreciation and amortization:
Decorating Solutions	$1,463	$1,519
Packaging Services	155	135

	$1,618	$1,654

	June 30, 2006	March 31, 2006
Total assets:
Decorating Solutions	$90,520	$91,441
Packaging Services	11,334	11,514
Corporate	10,932	10,679

	$112,786	$113,634

6.	Stock Based Compensation:

Effective April 1, 2006, the Company adopted SFAS No. 123 (R), Share-Based Payment, which requires compensation costs related to share-based transactions to be measured at the grant date, based on the fair value of the award, and recognized as expense over the requisite service period. Prior to April 1, 2006, the Company applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and accounted for stock options under the intrinsic method. Accordingly, the Company did not recognize expense related to employee stock options because the exercise price of such options equaled the fair value of the underlying stock on the grant date. The Company previously disclosed the fair value of its stock options under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123).

The Company elected to adopt the modified prospective application method as provided by SFAS 123 (R), and accordingly, the financial statements for prior periods presented have not been restated.

The Company’s compensation expense for stock-based incentive awards was $192 pre-tax for the three months ended June 30, 2006 of which $181 was recorded in selling, general and administrative expenses, with an associated tax benefit of $74, which resulted in a $0.02 impact on basic and diluted EPS.

Prior to the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options were classified as operating cash flows. These excess tax benefits are now classified as financing cash flows. As a result of adopting SFAS 123 (R), $77 of excess tax benefits for the three months ended June 30, 2006 have been classified as a financing inflow.

Upon adoption of SFAS 123 (R), the Company continued to calculate the value of each employee stock option, estimated on the date of grant, using the Black-Scholes model, using the following assumptions for the three months ended June 30, 2006:

Expected life (years)	5.0
Risk-free interest rate	4.92%
Expected volatility	37.8%
Dividend yield	0.63%

The Company estimated volatility based on the historical volatility of its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the options in effect at the time of the grant. The dividend yield assumption is based on the Company’s history and expectation for dividend payouts. The expected life of the options represents the weighted-average period the stock options are expected to remain outstanding. The expected life assumption is established through the review of historical exercise behavior of option grants with similar vesting periods. Beginning in the first quarter of 2007, the Company began using an estimated forfeiture rate of 2%, based on historical data. Prior to 2007, the Company used the actual forfeiture method allowed under SFAS 123, which assumed that all options would vest and pro forma expense was adjusted when options were forfeited prior to the vesting dates. SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of June 30, 2006, the Company reserved 237 shares for future issuance to key employees and directors under the Company’s qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant and will expire not more than ten years after the date of grant. The applicable options vest ratably over a three to five year period. A summary of the changes in the options outstanding for the three months ended June 30, 2006 is shown below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	459	$15.64
Granted	160	$31.75
Exercised	10	$10.47
Forfeited	—	—

Outstanding at June 30, 2006	609	$19.97	8.2	$4,753

Exercisable at June 30, 2006	261	$14.29	7.2	$1,739

As of June 30, 2006, the total compensation cost related to nonvested options not yet recognized and the weighted-average period over which it is expected to be recognized is $3,014 and 2.2 years, respectively.

The weighted average grant-date fair value of options granted during the three months ended June 30, 2006 was $12.46. The total intrinsic value of options exercised during the three months ended June 30, 2006 was $50. Cash received from options exercised during the three months ended June 30, 2006 was $110, with a tax benefit of $77.

Prior to the adoption of SFAS 123(R), the Company measured compensation expense for its stock options plans using the intrinsic method prescribed by APB No. 25. The Company applied the disclosure provisions of SFAS 123, as if the fair-value based method had been applied in measuring compensation expense. The following table illustrates the effect on net income and earnings per share for the three months ended June 30, 2005 as if the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

Three Months Ended June 30, 2005
Net income – as reported	$1,909
Stock based compensation expense determined under the fair value method for all awards, net of income tax benefits	78

Net income – pro forma	$1,831

Net income per common and common equivalent share – as reported
Basic	$0.29
Diluted	$0.29
Net income per common and common equivalent share – pro forma
Basic	$0.28
Diluted	$0.28

7.	Major Customers:

During the three months ended June 30, 2006 and 2005, sales to major customers (those exceeding 10% of the Company’s net sales) approximated 48% and 46%, respectively, of the Company’s consolidated net sales. Approximately 28% and 30% of sales for the three months ended June 30, 2006 and 2005, respectively, were to the Procter & Gamble Company (recorded primarily in the Decorating Solutions segment). Approximately 20% and 16% of sales for the three months ended June 30, 2006 and 2005, respectively were to the Miller Brewing Company (recorded in the Decorating Solutions segment). In addition, accounts receivable balances of such major customers approximated 35% and 32% of the Company’s total accounts receivable balance at June 30, 2006 and March 31, 2006, respectively.

The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s results of operations.

8.	Potential Acquisition:

At June 30, 2006, the Company had approximately $2,100 of capitalized acquisition costs related to a potential acquisition. Completion of any potential acquisition may or may not occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands)

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

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

The Company believes the following critical accounting policies impact the more significant judgments and estimates used in the preparation of its condensed consolidated financial statements. Additionally, the Company’s senior management has reviewed the critical accounting policies and estimates with the Board of Directors’ Audit and Finance Committee. For a more detailed discussion of the application of these and other accounting policies, refer to Note 2 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

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

Executive Overview

We provide a wide range of products and services for the packaging needs of our customers through two segments. Our Decorating Solutions segment provides a complete line of label solutions for a wide variety of consumer product and food and beverage companies. Our Packaging Services segment provides promotional packaging design, sourcing and custom assembly services to consumer product companies and national retailers. Our vision is to be a premier global resource of packaging services and decorating solutions. Currently, our customers are located throughout North, Central and South America. We continue to monitor and analyze new trends in the packaging and consumer product industries to ensure that we are providing appropriate products and services to our customers. Certain factors that influence our business include consumer spending, new product introductions, new packaging technologies and demographics.

Consolidated net revenues increased 11% in the first quarter to $51,746 from $46,717 in the first quarter of the prior year. The 7% organic growth rate within the Decorating Solutions segment was a result of gaining new customers and expanding our business with existing customers. The revenue increase within our Packaging Services segment was attributed to an increase in existing customer sales due to customer promotional programs.

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

Results of Operations

Three Months Ended June 30, 2006 compared to the Three Months Ended June 30, 2005:

	2006	2005	$ Change	% Change
Consolidated Net Revenues	$51,746	$46,717	$5,029	11%
Decorating Solutions Segment	$46,150	$43,018	$3,132	7%
Packaging Services Segment	$5,736	$3,711	$2,025	55%
Intersegment	$(140)	$(12)	NA	NA

The Decorating Solutions segment’s revenues for the three months ended June 30, 2006 as compared to the same period of the prior year increased primarily due to gaining new customers and increasing volume with existing customers. The Packaging Services segment experienced an increase in net revenues for the first quarter as a result of strong service demand of promotional programs from existing customers.

	2006	2005	$ Change	% Change
Consolidated Gross Profit (Loss)	$9,086	$7,789	$1,297	17%
% of Revenues	18%	17%
Decorating Solutions Segment	$8,884	$8,134	750	9%
% of Revenues	19%	19%
Packaging Services Segment	$202	$(345)	547	159%
% of Revenues	4%	(9)%

Consolidated gross profit increased $1,297 or 17% as compared to the same period in the prior year as a result of higher volumes within the Decorating Solutions segment, as well as the increase in revenues in the Packaging Services segment. Gross profit within the Decorating Solutions segment increased $750 due to organic sales growth and reduced costs realized through improved labor and production efficiencies. Gross profit in the Packaging Services segment increased $547 because of higher sales volume and a favorable service mix.

	2006	2005	$ Change	% Change
Consolidated Selling, General & Administrative	$4,806	$4,135	$671	16%
% of Revenues	9%	9%

Selling, general and administrative (SG&A) expenses increased $671 or 16% from the prior year, but remained flat as a percent of sales. The increase in SG&A is primarily attributed to increased expenses related to compliance with the Sarbanes-Oxley Act of 2002 and staff increases associated with our growth. With the adoption of Statement of Financial Accounting Standards No. 123 (R) Share-Based Payment on April 1, 2006, we began expensing stock options, which resulted in $181 in SG&A expenses for the three months ended June 30, 2006.

	2006	2005	$ Change	% Change
Interest Expense	$394	$514	$(120)	(23)%

Interest expense decreased as compared to the same period of the prior year as a result of a decrease in the outstanding debt balance. The outstanding debt balance at June 30, 2006 was $24,607 compared to a balance of $36,737 at June 30, 2005.

	2006	2005	$ Change	% Change
Income Tax Expense	$1,457	$1,257	$200	16%

Income tax expense increased $200 from the first quarter of the prior year because of an increase in earnings, which was partially offset by a decrease in the effective tax rate. The effective rate decreased from 39.7% to 36.9% due to a refund received in the first quarter 2007 that offset current tax expense as well a reduction in the tax rate in one of the states in which we operate, which decreased state income tax expense. Our expected tax rate for fiscal year 2007 is 38.6%.

Liquidity and Capital Resources

Through the three months ended June 30, 2006 net cash provided by operating activities was $3,993 as compared to $6,894 in the same period of the prior year. The decrease is primarily due to a decrease in accounts payable and accrued liabilities, due to the timing of payables and income tax payments and increase in inventories. This was partially offset by a decrease in accounts receivable.

We expect to make capital expenditures of approximately $7,000 during fiscal 2007, consisting primarily of plant equipment. We believe that cash flows from operations and availability under the credit facilities are sufficient to meet our capital requirements and debt service requirements for the next twelve months.

From time to time we review potential acquisitions of businesses. While there are no present commitments to acquire any businesses that would have a material impact on our financial position or results of operations, such acquisitions may require us to issue additional equity or incur additional debt. At June 30, 2006, we had capitalized approximately $2,100 related to a potential acquisition. Completion of potential acquisitions may or may not occur.

We maintain a credit facility with a consortium of lenders consisting of a revolving line of credit (Revolver), a non-revolving line of credit (Non-Revolver), a swing-line note (Swing-Line) and a Term Note. The Revolver provides for borrowings up to a maximum of $10,000 and interest rates are based upon prime or LIBOR plus certain margin amounts based on our leverage ratio. We had no outstanding borrowings under the Revolver at June 30, 2006. The Non-Revolver provided for maximum borrowings of $45,000; however the lenders have no obligation to make any advances under the Non-Revolver after the “Draw Termination” date of January 24, 2006. At June 30, 2006, we had outstanding borrowings of $13,643 under the Non-Revolver. The Swing-Line provides for borrowings of up to $2,000 with one of the lenders and interest is based on the prime rate. There were no outstanding borrowings under the Swing-Line at June 30, 2006. Under the terms of the credit facility agreement, we are subject to several financial covenants. The financial covenants require us to maintain certain leverage and fixed charge ratios as well as maintain a minimum net worth. Our credit agreement allows us to pay dividends up to $1,500 in any given year. The credit agreement expires August 1, 2007.

Available borrowings under the credit agreement at June 30, 2006 consisted of $10,000 under the Revolver and $2,000 under the Swing-Line.

We believe that we have both sufficient short and long term liquidity financing. We had a working capital position of $20,628 and $19,571 at June 30, 2006 and March 31, 2006, respectively. At June 30, 2006, we were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes Multi-Color’s contractual obligations as of June 30, 2006:

Aggregated Information about Contractual Obligations and Other Commitments:

June 30, 2006	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$24,607	$5,701	$10,966	$180	$2,545	$180	$5,035
Interest on Long Term Debt (1)	3,601	1,051	639	401	339	336	835
Rent due under Operating Leases	10,736	1,569	1,703	1,619	1,254	1,232	3,359
Other Long-Term Obligations (2)	1,175	40	31	13	29	44	1,018
Unconditional Purchase Obligations	284	241	36	7	—	—	—

Total Contractual Cash Obligations	$40,403	$8,602	$13,375	$2,220	$4,167	$1,792	$10,247

__________

(1)    Interest on floating rate debt was estimated using projected forward LIBOR rates as of June 30, 2006.

(2)    Amounts include $540 of expected post retirement benefit payments and $635 of deferred compensation obligations. The deferred compensation obligations are included in the more than 5 years column as the timing of such payments are not determinable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2006.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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

Part II - Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – The Company had no material changes to the Risk Factors in the Company’s Form 10-K for the year ended March 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information – None

Item 6.	Exhibits

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation (Registrant)

Date: August 4, 2006	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President Finance,
Chief Financial Officer and Secretary