Form 10-Q
period 2006-09-30
MULTI COLOR CORP
filed 2006-11-07
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File #0-16148

Multi-Color Corporation

(Exact name of Registrant as specified in its charter)

OHIO	31-1125853
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 E-Business Way, Sharonville, Ohio 45241

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

Common shares, no par value – 6,586,115 (as of October 31, 2006)

MULTI-COLOR CORPORATION

FORM 10-Q

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net revenues
Decorating Solutions	$49,027	$43,109	$95,177	$86,127
Packaging Services	7,306	6,866	13,042	10,577
Intersegment	(178)	(300)	(318)	(312)

Total net revenues	56,155	49,675	107,901	96,392

Cost of revenues
Decorating Solutions	39,396	35,409	76,662	70,293
Packaging Services	6,575	6,566	12,109	10,622
Intersegment	(178)	(300)	(318)	(312)

Total cost of revenues	45,793	41,675	88,453	80,603

Gross profit	10,362	8,000	19,448	15,789
Selling, general and administrative expenses	5,032	4,167	9,838	8,303

Operating income	5,330	3,833	9,610	7,486
Interest expense	361	485	755	999
Other (income) expense, net	(38)	(19)	(95)	(46)

Income before income taxes	5,007	3,367	8,950	6,533
Income tax expense	1,879	1,316	3,336	2,573

Net income	$3,128	$2,051	$5,614	$3,960

Basic earnings per common share	$0.47	$0.31	$0.85	$0.61
Diluted earnings per common and common equivalent share	$0.46	$0.30	$0.83	$0.59
Dividends per common share	$0.05	$0.05	$0.05	$0.05

Weighted average shares and equivalents outstanding:
Basic	6,587	6,511	6,582	6,504
Diluted	6,784	6,747	6,789	6,724

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash	$7,053	$3,179
Accounts receivable, net of allowance of $1,666 and $1,874 at September 30, 2006 and March 31, 2006, respectively	26,066	24,248
Inventories	17,004	16,891
Deferred tax assets	1,964	1,856
Prepaid and refundable income taxes	—	396
Prepaid expenses and other	2,882	2,516

Total current assets	54,969	49,086
Property, plant and equipment, net	46,316	50,083
Goodwill	11,759	11,759
Intangible assets, net	1,868	2,104
Other	387	602

Total assets	$115,299	$113,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,266	$5,876
Accounts payable	15,349	14,606
Current portion of deferred revenue	86	191
Accrued income taxes	1,037	1,708
Accrued liabilities	2,190	2,618
Accrued payroll and benefits	5,114	4,516

Total current liabilities	29,042	29,515
Long-term debt	18,146	21,925
Deferred tax liabilities	8,424	7,899
Deferred compensation and other	1,397	1,291

Total liabilities	57,009	60,630
Commitments and contingencies
Stockholders’ equity:
Common stock, no par value, stated value of $.10 per share; 15,000 shares authorized, 6,615 and 6,604 shares issued at September 30 and March 31, 2006, respectively	335	334
Paid-in capital	16,891	16,319
Treasury stock, 29 shares at cost	(119)	(119)
Retained earnings	41,003	36,047
Accumulated other comprehensive income	180	423

Total stockholders’ equity	58,290	53,004

Total liabilities and stockholders’ equity	$115,299	$113,634

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,614	$3,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,981	3,024
Amortization	235	261
Gain on interest rate swap termination	(15)	—
Net loss on disposal of equipment	45	84
Increase in non-current deferred compensation	106	78
Stock based compensation expense	383	—
Tax benefit from stock option exercises	—	303
Excess tax benefit from stock based compensation	(77)
Impairment loss on long-lived assets	15	—
Deferred taxes, net	300	—
Net (increase) decrease in accounts receivable	(1,818)	(954)
Net (increase) decrease in inventories	(113)	(1,944)
Net (increase) decrease in prepaid expenses and other	137	(297)
Net increase (decrease) in accounts payable	743	5,102
Net increase (decrease) in accrued liabilities	(363)	1,963
Net increase (decrease) in deferred income	(105)	382

Net cash provided by operating activities	8,068	11,962
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,079)	(2,512)
Refund on acquisition purchase price	1,666	272
Proceeds from sale of plant and equipment	1	3

Net cash provided by (used in) investing activities	588	(2,237)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	1,000	1,000
Payments on revolving line of credit	(1,000)	(2,000)
Proceeds relating to issuance of common stock	188	284
Excess tax benefit from stock based compensation	77	—
Repayment of long-term debt	(4,389)	(4,384)
Dividends paid	(658)	(650)
Repayment of capital lease obligations	—	(7)

Net cash used in financing activities	(4,782)	(5,757)

Net increase in cash	3,874	3,968
Cash, beginning of period	3,179	345
Cash, end of period	$7,053	$4,313

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	702	857
Income taxes paid, net of refunds received	2,516	1,229
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Interest rate swap fair value	263	31

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

Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

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

Use of Estimates in Financial Statements:

In preparing financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

New Pronouncements:

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFA 140. SFAS 155 will be effective for the Company on April 1, 2007 and will not have a material impact on operating results or financial position.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS 155 will be effective for the Company on April 1, 2007 and will not have a material impact on operating results.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of April 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006, which for the Company is March 31, 2007. The Company is currently evaluating the impact of adopting SAB 108 on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 will be effective for the Company on April 1, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on the Company’s consolidated financial position and results of operations.

Also in September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS 158). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position. Further, SFAS 158 requires employers to recognize changes in the funded status in the year in which the provisions of SFAS 158 are effective, which for the Company is as of March 31, 2007. The Company is currently evaluating the impact of adopting SFAS 158 on the Company’s consolidated financial position, results of operations and cash flows.

2.	Earnings Per Common Share Data:

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common shares contingently issuable. The computation of diluted EPS excluded 158 and 159 stock options for the three and six months ended September 30, 2006, respectively, because these options would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2006		2005		2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	6,587	$0.47	6,511	$0.31	6,582	$0.85	6,504	$0.61
Effect of dilutive stock options	197	0.01	236	0.01	207	0.02	220	0.02

Diluted EPS	6,784	$0.46	6,747	$0.30	6,789	$0.83	6,724	$0.59

3.	Inventories:

Inventories are stated at the lower of FIFO cost or market and are comprised of the following:

	September 30, 2006	March 31, 2006
Finished goods	$11,760	$11,195
Work in process	2,979	2,174
Raw materials	4,074	5,112

	18,813	18,481
Inventory reserves	(1,809)	(1,590)

	$17,004	$16,891

4.	Debt:

The components of the Company’s debt consisted of the following:

	September 30, 2006	March 31, 2006
Scottsburg Industrial Revenue Bonds, floating weekly rate (3.89% at September 30, 2006), monthly interest payments, principal due October 2009	$2,365	$2,365
Clermont County Industrial Revenue Bonds, floating weekly rate (3.56 % at September 30, 2006), monthly interest payments, principal due March 2016	2,785	2,785
Note payable to Avery Dennison Corporation, annual principal payments of $1,099 plus interest at 5%, due each January, final payment due January 2007	1,099	1,099
Mortgage note payable, interest at LIBOR plus 1.50%, (6.83% at September 30, 2006), quarterly principal payments of $45 plus interest, scheduled balloon payment of $1,800 due November 2013	3,105	3,195
Bank term note payable, interest at LIBOR plus 1.25%, (6.58% at September 30, 2006), quarterly principal payments of $435 plus interest, due November 2007	1,130	2,000
Bank term note payable, interest at LIBOR plus 1.25%, (6.58% at September 30, 2006), quarterly principal payments of $714 plus interest, due November 2007	12,928	16,357

	23,412	27,801
Less-current portion of debt	(5,266)	(5,876)

	$18,146	$21,925

The following is a schedule of future annual principal payments as of September 30, 2006.

Year 1	$5,266
2	10,251
3	180
4	2,545
5	180
Thereafter	4,990

Total	$23,412

The Company maintains a credit facility with a consortium of lenders consisting of a revolving line of credit (Revolver), a non-revolving line of credit (Non-Revolver), a swing-line note (Swing-Line) and a Term Note. The Revolver provides for borrowings up to a maximum of $10,000 and interest rates are based upon prime or LIBOR plus certain margin amounts based upon the Company’s leverage ratio. The Company had no outstanding borrowings under the Revolver at September 30, 2006. At September 30, 2006, the Company had outstanding borrowings of $12,928 under the Non-Revolver in conjunction with the acquisition of the NorthStar Print Group (NSPG) in January 2005. The Swing-Line provides for borrowings of up to $2,000 with one of the lenders and interest is based on the prime rate. The Company had no outstanding borrowings under the Swing-Line at September 30, 2006 and had $1,130 of outstanding borrowings under the Term Note.

The credit facility also contains various financial and operating covenants which, among others, require the Company to maintain certain leverage, fixed charge coverage and net worth ratios and limits the payment of dividends to $1,500 annually. The credit agreement expires November 1, 2007. As of September 30, 2006, the Company was in compliance with all debt covenants.

With respect to the Industrial Revenue Bonds, the Company has the option to establish the bonds’ interest rate form (variable or fixed interest rate). When a fixed interest rate is selected, the fixed rate assigned will approximate the market rate for comparable securities. When a variable rate is selected, or at the end of a fixed interest rate period, the bondholders reserve the right to demand payment of the bonds. In the event that any of the bondholders exercise their rights, a remarketing agent is responsible for remarketing the bonds on a best efforts basis for not less than the outstanding principal and accrued interest. In the event the bonds are not able to be remarketed and the letters of credit are exercised, the lender is committed to providing financing for up to 458 days. These related letters of credit expire on November 1, 2007.

Substantially all assets of the Company are pledged as collateral under the Company’s borrowings.

5.	Segment Information:

The Company is organized into two segments within the packaging industry: Decorating Solutions and Packaging Services. The Decorating Solutions segment’s primary operations involve the design and printing of labels, while the Packaging Services segment provides promotional packaging, assembling and fulfillment services. Both segments sell to major consumer product companies. Effective April 1, 2006, all corporate administrative expenses have been allocated to the Company’s segments based upon methods that the Company believes are reasonable, such as formulas based on revenues and number of employees. As a result, the Decorating Solutions and Packaging Services income (loss) before income taxes for the three and six months ended September 30, 2005 have been recast to conform to the current period presentation with no net impact to operating results.

Financial information by operating segment is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Sales:
Decorating Solutions	$49,027	$43,109	$95,177	$86,127
Packaging Services	7,306	6,866	13,042	10,577
Intersegment	(178)	(300)	(318)	(312)

	$56,155	$49,675	$107,901	$96,392

Income (loss) before income taxes:
Decorating Solutions	$4,716	$3,511	$8,844	$7,410
Packaging Services	291	(144)	106	(877)

	$5,007	$3,367	$8,950	$6,533

Capital expenditures
Decorating Solutions	$428	$334	$771	$939
Packaging Services	51	234	97	1,107
Corporate	194	239	211	466

	$673	$807	$1,079	$2,512

Depreciation and amortization:
Decorating Solutions	$1,443	$1,455	$2,906	$2,975
Packaging Services	155	175	310	310

	$1,598	$1,630	$3,216	$3,285

	September 30, 2006	March 31, 2006
Total assets:
Decorating Solutions	$91,703	$91,441
Packaging Services	11,128	11,514
Corporate	12,468	10,679

	$115,299	$113,634

6.	Stock Based Compensation:

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

For the three and six months ended September 30, 2006, the Company recorded pre-tax compensation expense for stock-based incentive awards of $191 and $383, respectively, which increased selling, general and administrative expenses by $172 and $353, respectively and cost of revenues by $19 and $30 respectively, and had and associated tax benefit of $74 and $148, respectively. The impact on basic and diluted net income per share for the three and six months ended September 30, 2006 was $0.02 and $0.04, respectively.

Prior to the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options were classified as operating cash flows. These excess tax benefits are now classified as financing cash flows. As a result of adopting SFAS 123 (R), $77 of excess tax benefits for the six months ended September 30, 2006 have been classified as a financing inflow.

Upon adoption of SFAS 123 (R), the Company continued to calculate the value of each employee stock option, estimated on the grant date, using the Black-Scholes model, using the following assumptions for the six months ended September 30, 2006:

Expected life (years)	5.0
Risk-free interest rate	4.92%
Expected volatility	37.8%
Dividend yield	0.63%

The Company estimated volatility based on the historical volatility of its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the options in effect at the time of the grant. The dividend yield assumption is based on the Company’s history and expectation for dividend payouts. The expected life of the options represents the weighted-average period the stock options are expected to remain outstanding. The expected life assumption is established through the review of historical exercise behavior of option grants with similar vesting periods. Beginning April 1, 2006, the Company began using an estimated forfeiture rate of 2%, based on historical data. Prior to April 1, 2006, the Company used the actual forfeiture method allowed under SFAS 123, which assumed that all options would vest and pro forma expense was adjusted when options were forfeited prior to the vesting dates. SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of September 30, 2006, the Company reserved 237 shares for future issuance to key employees and directors under the Company’s qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant and will expire not more than ten years after the date of grant. The applicable options vest ratably over a three to five year period. A summary of the changes in the options outstanding for the six months ended September 30, 2006 is shown below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	459	$15.64
Granted	160	$31.75
Exercised	13	$11.23
Forfeited	9	$20.02

Outstanding at September 30, 2006	597	$19.98	7.9	$4,669

Exercisable at September 30, 2006	260	$14.32	6.9	$1,725

As of September 30, 2006, the total compensation cost related to nonvested options not yet recognized and the weighted-average period over which it is expected to be recognized is $2,944 and 3.6 years, respectively.

The weighted average grant-date fair value of options granted during the six months ended September 30, 2006 was $12.46. The total intrinsic value of options exercised during the six months ended September 30, 2006 was $64. Cash received from options exercised during the six months ended September 30, 2006 was $188, with a tax benefit of $77.

Prior to the adoption of SFAS 123(R), the Company measured compensation expense for its stock option plans using the intrinsic method prescribed by APB No. 25. The Company applied the disclosure provisions of SFAS 123, as if the fair-value based method had been applied in measuring compensation expense. The following table illustrates the effect on net income and earnings per share for the three and six months ended September 30, 2005 as if the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net income – as reported	$2,051	$3,960
Stock based compensation expense determined under the fair value method for all awards, net of income tax benefits	78	156

Net income – pro forma	$1,973	$3,804

Net income per common and common equivalent share – as reported
Basic	$0.31	$0.61
Diluted	$0.30	$0.59
Net income per common and common equivalent share – pro forma
Basic	$0.30	$0.58
Diluted	$0.29	$0.57

7.	Major Customers:

During the three months ended September 30, 2006 and 2005, sales to major customers (those exceeding 10% of the Company’s net sales) approximated 51% and 46%, respectively, of the Company’s consolidated net sales. Approximately 34% and 30% of sales for the three months ended September 30, 2006 and 2005, respectively, were to the Procter & Gamble Company (recorded primarily in the Decorating Solutions segment). Approximately 17% and 16% of sales for the three months ended September 30, 2006 and 2005, respectively were to the Miller Brewing Company (recorded in the Decorating Solutions segment). In addition, accounts receivable balances of such major customers approximated 43% and 32% of the Company’s total accounts receivable balance at September 30, 2006 and March 31, 2006, respectively.

During the six months ended September 30, 2006 and 2005, sales to major customers approximated 50% and 45%, respectively, of the Company’s consolidated net sales. Approximately 31% and 30% of sales for the six months ended September 30, 2006 and 2005, respectively were to the Procter & Gamble Company (recorded primarily in the Decorating Solutions segment). Approximately 19% and 16% of sales for the six months ended September 30, 2006 and 2005, respectively were to Miller Brewing Company (recording in the Decorating Solutions segment).

The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s results of operations.

8.	Acquisition:

In January 2005, the Company completed its acquisition of NSPG. The preliminary purchase price was subject to adjustment based on the sales margin of certain product lines during the period from July 2005 through July 2006. In September 2006, such adjustment was finalized and the Company received a cash payment of $1,666 from the seller. This adjustment was recorded as a reduction in the amounts allocated to property, plant and equipment, as the purchase price allocation resulted in no goodwill. The purchase price allocation for the NSPG acquisition is now completed.

9.	Potential Acquisition:

At September 30, 2006, the Company had approximately $2,194 of capitalized acquisition costs related to a potential acquisition. Completion of this potential acquisition may or may not occur.

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

Consolidated net revenues increased 13% in the second quarter to $56,155 from $49,675 in the second quarter of the prior year. The 14% organic growth rate within the Decorating Solutions segment was a result of gaining new customers and expanding our business with existing customers. The revenue increase within our Packaging Services segment was attributed to an increase in existing customer sales due to customer promotional programs. For the six month period ended September 30, 2006, our consolidated net revenues of $107,901 were 12% higher than the prior year. The organic growth rate within the Decorating Solutions segment was a result of expanding our business with existing customers.

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

Key objectives for fiscal year 2007 include winning new customers, growing existing customers, generating meaningful cost reduction, international business expansion and pursuing selective acquisitions.

Results of Operations

Three Months Ended September 30, 2006 compared to the Three Months Ended September 30, 2005:

	2006	2005	$ Change	% Change
Consolidated Net Revenues	$56,155	$49,675	$6,480	13%
Decorating Solutions Segment	$49,027	$43,109	$5,918	14%
Packaging Services Segment	$7,306	$6,866	$440	6%
Intersegment	$(178)	$(300)	NA	NA

The Decorating Solutions segment’s revenues for the three months ended September 30, 2006 as compared to the same period of the prior year increased primarily due to gaining new customers, increasing volume with existing customers and a new product launch with an existing customer. The Packaging Services segment experienced an increase in net revenues for the second quarter as a result of strong service demand of promotional programs from existing customers.

	2006	2005	$ Change	% Change
Consolidated Gross Profit	$10,362	$8,000	$2,362	30%
% of Revenues	18%	16%
Decorating Solutions Segment	$9,631	$7,700	$1,931	25%
% of Revenues	20%	18%
Packaging Services Segment	$731	$300	$431	144%
% of Revenues	10%	4%

Consolidated gross profit increased $2,362 or 30% as compared to the same period in the prior year as a result of higher volumes within the Decorating Solutions segment, as well as the increase in revenues in the Packaging Services segment. Gross profit within the Decorating Solutions segment increased $1,931 due to organic sales growth, favorable product mix and a new product launch mentioned above. Gross profit in the Packaging Services segment increased $431 because of higher sales volume, a favorable service mix and productivity efficiencies compared to the prior year.

	2006	2005	$ Change	% Change
Consolidated Selling, General & Administrative	$5,032	$4,167	$865	21%
% of Revenues	9%	8%

Selling, general and administrative (SG&A) expenses increased $865 or 21% from the prior year. The increase in SG&A is primarily attributed to increased selling expenses of approximately $300 and staff increases associated with our growth of approximately $200. In addition, we incurred increased expenses related to compliance with the Sarbanes-Oxley Act of 2002 of approximately $100. With the adoption of Statement of Financial Accounting Standards No. 123 (R) Share-Based Payment on April 1, 2006, we began expensing stock options, which resulted in $172 in SG&A expenses for the three months ended September 30, 2006.

	2006	2005	$ Change	% Change
Interest Expense	$361	$485	$(124)	(26)%

Interest expense decreased as compared to the same period of the prior year as a result of a decrease in the outstanding debt balance. The outstanding debt balance at September 30, 2006 was $23,412 compared to a balance of $35,398 at September 30, 2005.

	2006	2005	$ Change	% Change
Income Tax Expense	$1,879	$1,316	$563	43%

Income tax expense increased $563 from the first quarter of the prior year because of an increase in earnings, which was partially offset by a decrease in the effective tax rate. The effective rate decreased from 39.1% to 37.5% due to a refund received in the second quarter 2007 that offset current tax expense as well as a reduction in the tax rate in one of the states in which we operate, which decreased state income tax expense. Our expected tax rate for fiscal year 2007 is 38.6%.

Six Months Ended September 30, 2006 compared to the Six Months Ended September 30, 2005:

	2006	2005	$ Change	% Change
Consolidated Net Revenues	$107,901	$96,392	$11,509	12%
Decorating Solutions Segment	$95,177	$86,127	$9,050	11%
Packaging Services Segment	$13,042	$10,577	$2,465	23%
Intersegment	$(318)	$(312)	NA	NA

The Decorating Solutions segment’s revenues for the six months ended September 30, 2006 as compared to the same period of the prior year increased primarily due to gaining new customers and increasing volume with existing customers. The Packaging Services segment experienced an increase in net revenues for the first six months of the year as a result of strong service demand of promotional programs from existing customers.

.	2006	2005	$ Change	% Change
Consolidated Gross Profit (Loss)	$19,448	$15,789	$3,659	23%
% of Revenues	18%	16%
Decorating Solutions Segment	$18,515	$15,834	$2,681	17%
% of Revenues	19%	18%
Packaging Services Segment	$933	$(45)	$978	NA
% of Revenues	7%	(.42)%

Consolidated gross profit increased $3,659 or 23% as compared to the same period in the prior year as a result of higher volumes within the Decorating Solutions segment, as well as the increase in revenues in the Packaging Services segment. Gross profit within the Decorating Solutions segment increased due to organic sales growth and reduced costs realized through improved labor and production efficiencies. Gross profit in the Packaging Services segment increased $978 because of higher sales volume and a favorable service mix. In the prior year Packaging Services segment experienced productivity issues related to delays in receiving customer components for the holiday gift season.

	2006	2005	$ Change	% Change
Consolidated Selling, General & Administrative	$9,838	$8,303	$1,535	18%
% of Revenues	9%	9%

Selling, general and administrative (SG&A) expenses increased $1,535 or 18% from the prior year, but remained flat as a percent of sales. The increase in SG&A is primarily attributed to increased selling expenses of approximately $700 and staff increases associated with our growth of approximately $300. In addition, we incurred increased expenses related to compliance with the Sarbanes-Oxley Act of 2002 of approximately $200. With the adoption of Statement of Financial Accounting Standards No. 123 (R) Share-Based Payment on April 1, 2006, we began expensing stock options, which resulted in $353 in SG&A expenses for the six months ended September 30, 2006.

	2006	2005	$ Change	% Change
Interest Expense	$755	$999	$(244)	(24)%

Interest expense decreased as compared to the same period of the prior year as a result of a decrease in the outstanding debt balance. The outstanding debt balance at September 30, 2006 was $23,412 compared to a balance of $35,398 at September 30, 2005.

	2006	2005	$ Change	% Change
Income Tax Expense	$3,336	$2,573	$763	30%

Income tax expense increased $763 from the prior year because of an increase in earnings, which was partially offset by a decrease in the effective tax rate. The effective rate decreased from 39.4% to 37.3% due to refunds received in both the first and second quarters of 2007 that offset current tax expense as well as a reduction in the tax rate in one of the states in which we operate, which decreased state income tax expense. Our expected tax rate for fiscal year 2007 is 38.6%.

Liquidity and Capital Resources

Through the six months ended September 30, 2006 net cash provided by operating activities was $8,068 as compared to $11,962 the same period of the prior year. The change is due primarily to a decrease in accounts payable and accrued liabilities, due to timing of payables and tax payments and an increase in accounts receivable associated with our growth. This is partially offset by higher net income for the six months ended September 30, 2006 compared to the same period ended September 30, 2005.

We expect to make capital expenditures of approximately $7,000 during fiscal 2007, consisting primarily of plant equipment. We believe that cash flows from operations and availability under the credit facilities are sufficient to meet our capital requirements and debt service requirements for the next twelve months.

From time to time we review potential acquisitions of businesses. While there are no present commitments to acquire any businesses that would have a material impact on our financial position or results of operations, such acquisitions may require us to issue additional equity or incur additional debt. At September 30, 2006, we had capitalized approximately $2,194 related to a potential acquisition. Completion of this potential acquisition may or may not occur.

We maintain a credit facility with a consortium of lenders consisting of a revolving line of credit (Revolver), a non-revolving line of credit (Non-Revolver), a swing-line note (Swing-Line) and a Term Note. The Revolver provides for borrowings up to a maximum of $10,000 and interest rates are based upon prime or LIBOR plus certain margin amounts based on our leverage ratio. We had no outstanding borrowings under the Revolver at September 30, 2006. The Non-Revolver provided for maximum borrowings of $45,000; however the lenders have no obligation to make any advances under the Non-Revolver after the “Draw Termination” date of January 24, 2006. At September 30, 2006, we had outstanding borrowings of $12,928 under the Non-Revolver. The Swing-Line provides for borrowings of up to $2,000 with one of the lenders and interest is based on the prime rate. There were no outstanding borrowings under the Swing-Line at September 30, 2006. Under the terms of the credit facility agreement, we are subject to several financial covenants. The financial covenants require us to maintain certain leverage and fixed charge ratios as well as maintain a minimum net worth. Our credit agreement allows us to pay dividends up to $1,500 in any given year. In September 2006, we entered into an amendment with the lenders to extend the credit agreement through November 1, 2007.

Available borrowings under the credit agreement at September 30, 2006 consisted of $10,000 under the Revolver and $2,000 under the Swing-Line.

We believe that we have both sufficient short and long term liquidity financing. We had a working capital position of $25,927 and $19,571 at September 30, 2006 and March 31, 2006, respectively. At September 30, 2006, we were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes Multi-Color’s contractual obligations as of September 30, 2006:

Aggregated Information about Contractual Obligations and Other Commitments:

September 20, 2006	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$23,412	$5,266	$10,251	$180	$2,545	$180	$4,990
Interest on Long Term Debt (1)	2,954	617	557	357	358	306	759
Rent due under Operating Leases	10,889	1,735	1,875	1,640	1,349	1,230	3,060
Other Long-Term Obligations (2)	1,196	40	31	13	29	44	1,039
Unconditional Purchase Obligations	833	732	74	21	6	—	—

Total Contractual Cash Obligations	$39,284	$8,390	$12,788	$2,211	$4,287	$1,760	$9,848

(1)	Interest on floating rate debt was estimated using projected forward LIBOR rates as of September 30, 2006.
(2)	Amounts include $540 of expected post retirement benefit payments and $656 of deferred compensation obligations. The deferred compensation obligations are included in the more than 5 years column as the timing of such payments are not determinable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2006.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

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

Item 1. Legal Proceedings – None

Item 1A. Risk Factors – The Company had no material changes to the Risk Factors in the Company’s Form 10-K for the year ended March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3. Defaults upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders The annual meeting of shareholders was held on August 17, 2006. At the meeting, the shareholders voted on the following items:

1.	Election of the following directors:

	Votes for	Votes withheld
David L. Abbott	5,701,514	20,708
Robert R. Buck	5,707,229	14,993
Charles B. Connolly	5,471,988	250,234
Francis D. Gerace	5,706,794	15,248
Lorrence T. Kellar	5,549,442	172,780
Roger A. Keller	5,707,528	14,694

2.	Ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accountants for fiscal 2007 (5,603,436 votes for, 113,590 votes against, 5,196 votes withheld).

3.	Ratification of the 2006 Director Equity Compensation Plan (4,752,311 votes for, 225,309 votes against, 744,602 votes withheld).

Item 5. Other Information – None

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: November 7, 2006	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President Finance,
Chief Financial Officer and Secretary