Form 10-Q
period 2006-12-31
MULTI COLOR CORP
filed 2007-02-09
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Common shares, no par value – 6,633,323 (as of February 5, 2007)

MULTI-COLOR CORPORATION

FORM 10-Q

CONTE NTS

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Net revenues
Decorating Solutions	$46,958	$44,304	$142,135	$130,431
Packaging Services	9,083	11,492	22,125	22,069
Intersegment	—	(233)	(318)	(545)

Total net revenues	56,041	55,563	163,942	151,955

Cost of revenues
Decorating Solutions	38,316	36,188	114,978	106,481
Packaging Services	7,093	10,196	19,202	20,818
Intersegment	—	(233)	(318)	(545)

Total cost of revenues	45,409	46,151	133,862	126,754

Gross profit	10,632	9,412	30,080	25,201
Selling, general and administrative expenses	5,147	4,380	14,985	12,683
Acquisition expense	3,048	—	3,048	—

Operating income	2,437	5,032	12,047	12,518
Interest expense	250	451	1,005	1,450
Other (income) expense, net	(258)	(16)	(353)	(62)

Income before income taxes	2,445	4,597	11,395	11,130
Income tax expense	916	1,879	4,252	4,452

Net income	$1,529	$2,718	$7,143	$6,678

Basic earnings per common share	$0.23	$0.42	$1.08	$1.03
Diluted earnings per common and common equivalent share	$0.22	$0.40	$1.05	$0.99
Dividends per common share	$0.05	$0.05	$0.05	$0.05

Weighted average shares and equivalents outstanding:
Basic	6,608	6,528	6,591	6,512
Diluted	6,822	6,728	6,800	6,725

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 31, 2006	March 31, 2006
ASSETS
Current assets:
Cash	$1,904	$3,179
Accounts receivable, net of allowance of $1,063 and $1,874 at December 31, 2006 and March 31, 2006, respectively	23,834	24,248
Inventories	14,355	16,891
Deferred tax assets	1,734	1,856
Prepaid and refundable income taxes	—	396
Prepaid expenses and other	1,000	2,516

Total current assets	42,827	49,086
Property, plant and equipment, net	46,566	50,083
Goodwill	11,759	11,759
Intangible assets, net	1,751	2,104
Other	104	602

Total assets	$103,007	$113,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,544	$5,876
Accounts payable	13,721	14,606
Current portion of deferred revenue	53	191
Accrued income taxes	127	1,708
Accrued liabilities	2,517	2,618
Accrued payroll and benefits	4,878	4,516

Total current liabilities	28,840	29,515
Long-term debt	2,880	21,925
Deferred tax liabilities	8,479	7,899
Deferred compensation and other	2,432	1,291

Total liabilities	42,631	60,630
Commitments and contingencies
Stockholders’ equity:
Common stock, no par value, stated value of $.10 per share; 15,000 shares authorized, 6,656 and 6,604 shares issued at December 31, 2006 and March 31, 2006, respectively	340	334
Paid-in capital	18,241	16,319
Treasury stock, 29 shares at cost	(119)	(119)
Restricted stock	(275)	—
Retained earnings	42,198	36,047
Accumulated other comprehensive income (loss)	(9)	423

Total stockholders’ equity	60,376	53,004

Total liabilities and stockholders’ equity	$103,007	$113,634

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31, 2006	December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,143	$6,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,534	4,616
Amortization	353	378
Gain on interest rate swap termination	(217)	—
Net loss on disposal of equipment	65	15
Increase in non-current deferred compensation	155	92
Stock based compensation expense	600	—
Excess tax benefit from stock based compensation	(374)	395
Impairment loss on long-lived assets	15	75
Deferred taxes, net	698	1,019
Net (increase) decrease in accounts receivable	414	(2,886)
Net (increase) decrease in inventories	2,536	(1,395)
Net (increase) decrease in prepaid expenses and other	2,116	(1,276)
Net increase (decrease) in accounts payable	(886)	3,843
Net increase (decrease) in accrued liabilities	(1,279)	2,964
Net increase (decrease) in deferred income	(138)	287

Net cash provided by operating activities	15,735	14,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,917)	(3,525)
Refund on acquisition purchase price	1,666	272
Proceeds from sale of plant and equipment	1	4

Net cash provided by (used in) investing activities	(250)	(3,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	2,000	1,000
Payments on revolving line of credit	(2,000)	(2,000)
Proceeds from issuance of common stock	1,052	482
Proceeds from interest rate swap termination	180	—
Excess tax benefit from stock based compensation	374	—
Repayment of long-term debt	(17,377)	(7,318)
Dividends paid	(989)	(977)
Repayment of capital lease obligations	—	(7)

Net cash used in financing activities	(16,760)	(8,820)

Net increase (decrease) in cash	(1,275)	2,736
Cash, beginning of period	3,179	345
Cash, end of period	$1,904	$3,081

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	1,047	1,244
Income taxes paid, net of refunds received	4,673	2,644
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Interest rate swap fair value	(391)	608
Assets acquired through lease	1,087	—

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

Goodwill and Intangible Assets:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and the Company tests goodwill annually as of February 28th of each fiscal year for impairment by comparing the fair value of the reporting unit goodwill to its carrying amount. The test is completed on a reporting unit basis and the Company has determined that each of its segments is one reporting unit. Under SFAS No. 142, impairment is also tested when events or changes in circumstances indicate that the assets carrying values may be greater than the fair values. Intangible assets with definite useful lives continue to be amortized using the straight-line method, which approximates the economic benefit, over periods of up to eight years. Intangible assets are also tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

New Pronouncements:

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 will be effective for the Company on April 1, 2007 and will not have a material impact on operating results or financial position.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS 156 will be effective for the Company on April 1, 2007 and will not have a material impact on operating results.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006, which for the Company is March 31, 2007 and will not have a material impact on operating results or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 will be effective for the Company on April 1, 2007 and will not have a material impact on operating results or financial position.

Also in September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS 158). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position. Further, SFAS 158 requires employers to recognize changes in the funded status in the year in which the provisions of SFAS 158 are effective. SFAS 158 will be effective for the Company as of March 31, 2007 and will not have a material impact on operating results or financial position.

2.	Earnings Per Common Share Data:

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options. The dilutive effect of outstanding stock options and restricted shares is reflected in diluted EPS by application of the treasury stock method.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2006		2005		2006		2005
		Per Share		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic EPS	6,608	$0.23	6,528	$0.42	6,591	$1.08	6,512	$1.03
Effect of dilutive stock options	214	0.01	200	0.02	209	0.03	213	0.04

Diluted EPS	6,822	$0.22	6,728	$0.40	6,800	$1.05	6,725	$0.99

3.	Inventories:

Inventories are comprised of the following:

	December 31, 2006	March 31, 2006
Finished goods	$9,323	$11,195
Work in process	2,525	2,174
Raw materials	4,460	5,112

	16,308	18,481
Inventory reserves	(1,953)	(1,590)

	$14,355	$16,891

4.	Debt:

The components of the Company’s debt consisted of the following:

	December 31, 2006	March 31, 2006
Scottsburg Industrial Revenue Bonds, floating weekly rate (4.05% at December 31, 2006), monthly interest payments, principal due October 2009	$2,365	$2,365
Clermont County Industrial Revenue Bonds, floating weekly rate (3.60 % at December 31, 2006), monthly interest payments, principal due March 2016	2,785	2,785
Note payable to Avery Dennison Corporation, annual principal payments of $1,099 plus interest at 5%.	—	1,099
Mortgage note payable, interest at LIBOR plus 1.50%, (6.87% at December 31, 2006), quarterly principal payments of $45 plus interest, scheduled balloon payment of $1,800 due November 2013	3,060	3,195
Bank term note payable, interest at LIBOR plus 1.25%,	—	2,000
Bank term note payable, interest at LIBOR plus 1.25%, (6.62% at December 31, 2006), quarterly principal payments of $714 plus interest, due November 2007	2,214	16,357

	10,424	27,801
Less-current portion of debt	(7,544)	(5,876)

	$2,880	$21,925

The following is a schedule of future annual principal payments as of December 31, 2006.

Year 1	$7,544
2	180
3	180
4	180
5	180
Thereafter	2,160

Total	$10,424

The Company maintains a credit facility with a consortium of lenders consisting of a revolving line of credit (Revolver), a non-revolving line of credit (Non-Revolver), a swing-line note (Swing-Line) and a Term Note. The Revolver provides for borrowings up to a maximum of $10,000 and interest rates are based upon prime or LIBOR plus certain margin amounts based upon the Company’s leverage ratio. The Company had no outstanding borrowings under the Revolver at December 31, 2006. At December 31, 2006, the Company had outstanding borrowings of $2,214 under the Non-Revolver in conjunction with the acquisition of the NorthStar Print Group (NSPG) in January 2005. The Swing-Line provides for borrowings of up to $2,000 with one of the lenders and interest is based on the prime rate. The Company had no outstanding borrowings under the Swing-Line at December 31, 2006 and had no outstanding borrowings under the Term Note.

The credit facility also contains various financial and operating covenants which, among others, require the Company to maintain certain leverage, fixed charge coverage and net worth ratios and limits the payment of dividends to $1,500 annually. The credit agreement expires November 1, 2007. As of December 31, 2006, the Company was in compliance with all debt covenants.

With respect to the Industrial Revenue Bonds (IRBs), the Company has the option to establish the IRBs’ interest rate form (variable or fixed interest rate). When a fixed interest rate is selected, the fixed rate assigned will approximate the market rate for comparable securities. When a variable rate is selected, or at the end of a fixed interest rate period, the bondholders reserve the right to demand payment of the IRBs. In the event that any of the bondholders exercise their rights, a remarketing agent is responsible for remarketing the IRBs on a best efforts basis for not less than the outstanding principal and accrued interest. In the event the IRBs are not able to be remarketed and the letters of credit are exercised, the lender is committed to providing financing for up to 458 days. These related letters of credit expire on November 1, 2007, in conjunction with the expiration of the credit agreement. As a result, all outstanding debt under the IRBs has been classified as short-term debt as of December 31, 2006.

Substantially all assets of the Company are pledged as collateral under the Company’s borrowings.

5.	Segment Information:

The Company is organized into two segments within the packaging industry: Decorating Solutions and Packaging Services. The Decorating Solutions segment’s primary operations involve the design and printing of labels, while the Packaging Services segment provides promotional packaging, assembling and fulfillment services. Both segments sell to major consumer product companies. Effective April 1, 2006, all corporate administrative expenses have been allocated to the Company’s segments based upon methods that the Company believes are reasonable, such as formulas based on revenues and number of employees. As a result, the Decorating Solutions and Packaging Services income (loss) before income taxes for the three and nine months ended December 31, 2005 have been recast to conform to the current period presentation with no net impact to operating results. The Company recorded a pre-tax charge of $3,048 for the three months ended December 31, 2006 for the termination of two potential acquisitions, all of which was allocated to the Decorating Solutions segment (see Note 9).

Financial information by operating segment is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Sales:
Decorating Solutions	$46,958	$44,304	$142,135	$130,431
Packaging Services	9,083	11,492	22,125	22,069
Intersegment	—	(233)	(318)	(545)

	$56,041	$55,563	$163,942	$151,955

Income (loss) before income taxes:
Decorating Solutions	$858	$3,843	$9,702	$11,253
Packaging Services	1,587	754	1,693	(123)

	$2,445	$4,597	$11,395	$11,130

Capital expenditures:
Decorating Solutions	$550	$866	$1,321	$1,804
Packaging Services	26	39	123	1,147
Corporate	262	107	473	574

	$838	$1,012	$1,917	$3,525

Depreciation and amortization:
Decorating Solutions	$1,499	$1,525	$4,405	$4,499
Packaging Services	171	184	481	495

	$1,670	$1,709	$4,886	$4,994

	December 31, 2006	March 31, 2006
Total assets:
Decorating Solutions	$84,391	$91,441
Packaging Services	10,957	11,514
Corporate	7,659	10,679

	$103,007	$113,634

6.	Stock Based Compensation:

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

For the three and nine months ended December 31, 2006, the Company recorded pre-tax compensation expense for stock-based incentive awards of $217 and $600, respectively, which increased selling, general and administrative expenses by $202 and $555, respectively and cost of revenues by $15 and $45 respectively, and had an associated tax benefit of $84 and $232, respectively. The impact on basic net income per share for the three and nine months ended December 31, 2006 was $0.02 and $0.06, respectively. The impact on diluted net income per share for the three and nine months ended December 31, 2006 was $0.02 and $0.05, respectively.

Prior to the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options were classified as operating cash flows. These excess tax benefits are now classified as financing cash flows. As a result of adopting SFAS 123 (R), $374 of excess tax benefits for the nine months ended December 31, 2006 have been classified as a financing inflow.

Upon adoption of SFAS 123 (R), the Company continued to calculate the value of each employee stock option, estimated on the grant date, using the Black-Scholes model, using the following weighted-average assumptions :

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Expected life (years)	5.0	5.0
Risk-free interest rate	4.57%	4.88%
Expected volatility	34.0%	37.38%
Dividend yield	0.62%	0.63%

The Company estimated volatility based on the historical volatility of its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the options in effect at the time of the grant. The dividend yield assumption is based on the Company’s history and expectation for dividend payouts. The expected life of the options represents the weighted-average period the stock options are expected to remain outstanding. The expected life assumption is established through the review of historical exercise behavior of option grants with similar vesting periods. Beginning April 1, 2006, the Company began using an estimated forfeiture rate based on historical data. Prior to April 1, 2006, the Company used the actual forfeiture method allowed under SFAS 123, which assumed that all options would vest and pro forma expense was adjusted when options were forfeited prior to the vesting dates. SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As of December 31, 2006, the Company reserved 214 shares for future issuance to key employees and directors under the Company’s qualified and non-qualified stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant and will expire not more than ten years after the date of grant. The applicable options vest ratably over a three to five year period. A summary of the changes in the options outstanding for the nine months ended December 31, 2006 is shown below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	459	$15.64
Granted	180	$31.83
Exercised	(54)	$13.16
Forfeited	(19)	$26.16

Outstanding at December 31, 2006	566	$20.67	8.1	$4,545

Exercisable at December 31, 2006	219	$14.42	6.9	$1,492

As of December 31, 2006, the total compensation cost related to nonvested options not yet recognized and the weighted-average period over which it is expected to be recognized is $3,052 and 3.8 years, respectively.

The weighted average grant-date fair value of options granted during the nine months ended December 31, 2006 was $12.37. The total intrinsic value of options exercised during the nine months ended December 31, 2006 was $297. Cash received from options exercised during the nine months ended December 31, 2006 was $1,052, with a tax benefit of $374.

Under the 2006 Director Equity Compensation Plan (the 2006 Director Plan), the Company reserved 200 restricted shares of common stock for future issuance to non-employee directors. The cost of these restricted shares is determined using the fair value of the Company’s common stock on the date of the grant and is recognized on a straight-line basis over the three-year vesting period. A summary of the changes in the restricted shares for the nine months ended December 31, 2006 is shown below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares at March 31, 2006	0	$—
Granted	10	$28.75
Vested	0	$—
Forfeited	0	$—

Non-vested restricted shares at December 31, 2006	10	$28.75

As of December 31, 2006, the total compensation cost related to nonvested restricted shares not yet recognized and the weighted-average period over which it is expected to be recognized was $275 and 2.8 years.

Prior to the adoption of SFAS 123(R), the Company measured compensation expense for its stock option plans using the intrinsic method prescribed by APB No. 25. The Company applied the disclosure provisions of SFAS 123, as if the fair-value based method had been applied in measuring compensation expense.

The following table illustrates the effect on net income and earnings per share for the three and nine months ended December 31, 2005 as if the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net income – as reported	$2,718	$6,678
Stock based compensation expense determined under the fair value method for all awards, net of income tax benefits	223	380

Net income – pro forma	$2,495	$6,298

Net income per common and common equivalent share – as reported
Basic	$0.42	$1.03
Diluted	$0.40	$0.99
Net income per common and common equivalent share – pro forma
Basic	$0.38	$0.97
Diluted	$0.37	$0.94

7.	Major Customers:

During the three months ended December 31, 2006 and 2005, sales to major customers (those exceeding 10% of the Company’s net sales) approximated 58% and 53%, respectively, of the Company’s consolidated net sales. Approximately 29% of sales for the three months ended December 31, 2006 and 2005, were to the Procter & Gamble Company (recorded primarily in the Decorating Solutions segment). Approximately 17% and 12% of sales for the three months ended December 31, 2006 and 2005, respectively were to the Miller Brewing Company (recorded in the Decorating Solutions segment). Approximately 12% of sales for the three months ended December 31, 2006 and 2005, were to the Limited Brands, Inc. (recorded in the Packaging Services segment). In addition, accounts receivable balances of such major customers approximated 35% and 32% of the Company’s total accounts receivable balance at December 31, 2006 and March 31, 2006, respectively.

During the nine months ended December 31, 2006 and 2005, sales to major customers approximated 49% and 44%, respectively, of the Company’s consolidated net sales. Approximately 31% and 30% of sales for the nine months ended December 31, 2006 and 2005, respectively were to the Procter & Gamble Company (recorded primarily in the Decorating Solutions segment). Approximately 18% and 14% of sales for the nine months ended December 31, 2006 and 2005, respectively were to Miller Brewing Company (recorded in the Decorating Solutions segment).

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

9.	Potential Acquisitions:

In November 2006, the Company terminated negotiations related to a potential significant acquisition. As a result, the Company recorded a pre-tax charge of $2,289 for the three months ended December 31, 2006 related to accounting, legal, and investment banking fees and other transaction costs.

In January 2007, the Company was notified by the seller of a significant acquisition target that they were terminating negotiations with the Company. As a result, the Company recorded an additional pre-tax charge of $759 for the three months ended December 31, 2006 related to accounting, legal, and investment banking fees and other transaction costs.

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

Accounts Receivable

Our customers are primarily major consumer brand companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities. An allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age and specific individual risks identified. Losses may also depend to some degree on future economic conditions. Although these conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal 2007. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the consolidated statements of income.

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

Consolidated net revenues of $56,041 for the third quarter of 2007 increased slightly compared to $55,563 for the third quarter of the prior year. The 6% organic growth rate within our Decorating Solutions segment was a result of expanding business primarily with existing customers. The revenue decrease of 21% within our Packaging Services segment was attributed to a product launch in the prior year that did not recur as well as the timing of sales in the prior year related to the holiday gift season.

For the nine month period ended December 31, 2006, our consolidated net revenues of $163,942 were 8% higher than the prior year, primarily due to organic growth within our Decorating Solutions segment.

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

Results of Operations

Three Months Ended December 31, 2006 compared to the Three Months Ended December 31, 2005:

			$	%
	2006	2005	Change	Change
Consolidated Net Revenues	$56,041	$55,563	$478	—
Decorating Solutions Segment	$46,958	$44,304	$2,654	6%
Packaging Services Segment	$9,083	$11,492	$(2,409)	(21)%
Intersegment	$—	$(233)	NA	NA

The Decorating Solutions segment’s revenues for the three months ended December 31, 2006 as compared to the same period of the prior year increased primarily due to increasing volume with existing customers. The Packaging Services segment experienced a decrease in net revenues for the third quarter as a result of the timing of sales that shifted from the second quarter to the third quarter of the prior year as a result of the delay in receiving components for the holiday gift set season. In addition, during the three months ended December 31, 2005, the Packaging Services Segment realized growth as a result of a new product launch by an existing customer, which did not recur in the current year quarter.

			$	%
	2006	2005	Change	Change
Consolidated Gross Profit	$10,632	$9,412	$1,220	13%
% of Revenues	19%	17%
Decorating Solutions Segment	$8,642	$8,116	$526	7%
% of Revenues	18%	18%
Packaging Services Segment	$1,990	$1,296	$694	54%
% of Revenues	22%	11%

Consolidated gross profit increased $1,220 or 13% as compared to the same period in the prior year as a result of higher volumes within the Decorating Solutions segment, as well as production efficiencies in the Packaging Services segment. Gross profit within the Decorating Solutions segment increased $526 primarily due to organic sales growth. In addition, we recorded a $500 reduction to cost of revenues resulting from a claim with a raw materials supplier. Gross profit in the Packaging Services segment increased $694 despite the revenue decrease due to cost savings from production efficiencies.

	2006	2005	$ Change	% Change

Consolidated Selling, General & Administrative	$5,147	$4,380	$767	18%
% of Revenues	9%	8%
Acquisition Expense	$3,048	—	$3,048	NA
% of Revenues	5%	—

Selling, general and administrative (SG&A) expenses increased $767 or 18% from the prior year. The increase in SG&A is primarily attributed to increased selling expenses of approximately $350 and staff increases of approximately $240 associated with our growth. With the adoption of Statement of Financial Accounting Standards No. 123 (R), Share Based Payment, on April 1, 2006, we began expensing stock options, which resulted in $202 in SG&A expenses for the three months ended December 31, 2006. In both November 2006 and January 2007, we terminated negotiations related to two potential significant acquisitions. As a result, we recorded pre-tax charges totaling $3,048 related to accounting, legal, investment banking fees and other transaction costs.

	2006	2005	$ Change	% Change

Interest Expense	$250	$451	$(201)	(45)%
Other (Income) Expense, net	$(258)	$(16)	$242	NA

Interest expense decreased as compared to the same period of the prior year as a result of a decrease in the outstanding debt balance. The outstanding debt balance at December 31, 2006 was $10,424 compared to a balance of $32,464 at December 31, 2005. The increase in other income was due primarily to a gain of $180 realized in connection with the termination of an interest rate swap agreement in December 2006.

	2006	2005	$ Change	% Change

Income Tax Expense	$916	$1,879	$(963)	(51)%

Income tax expense decreased $963 from the third quarter of the prior year primarily as a result of a decrease in earnings. The effective rate decreased from 40.9% to 37.4% due to the extension of the Research and Experimental Credit (R&D Credit) in the third quarter. Our expected tax rate for fiscal year 2007 is 37.6%.

Nine Months Ended December 31, 2006 compared to the Nine Months Ended December 31, 2005:

	2006	2005	$ Change	% Change

Consolidated Net Revenues	$163,942	$151,955	$11,987	8%
Decorating Solutions Segment	$142,135	$130,431	$11,704	9%
Packaging Services Segment	$22,125	$22,069	$56	—
Intersegment	$(318)	$(545)	NA	NA

The Decorating Solutions segment’s revenue for the nine months ended December 31, 2006 as compared to the same period of the prior year increased primarily due to increasing volume with existing customers, gaining new customers and a new product launch with an existing customer. The Packaging Services segment revenues increased slightly for the nine months ended December 31, 2006 compared to the same period of the prior year as a result of strong service demand of promotional programs from existing customers, which was offset by a product launch by an existing customer in the prior year, which did not recur.

	2006	2005	$ Change	% Change

Consolidated Gross Profit	$30,080	$25,201	$4,879	19%
% of Revenues	18%	15%
Decorating Solutions Segment	$27,157	$23,950	$3,207	13%
% of Revenues	19%	18%
Packaging Services Segment	$2,923	$1,251	$1,672	134%
% of Revenues	13%	6%

Consolidated gross profit increased $4,879 or 19% as compared to the same period in the prior year as a result of higher sales volume within the Decorating Solutions segment, as well as the production efficiencies experienced in the Packaging Services segment. Gross profit within the Decorating Solutions segment increased due to organic sales growth, favorable product mix and a new product launch mentioned above. Gross profit in the Packaging Services segment increased because of favorable service mix and improved production efficiencies. In the prior year, the Packaging Services segment experienced significant productivity issues related to delays in receiving customer components for the holiday gift season.

	2006	2005	$ Change	% Change

Consolidated Selling, General & Administrative	$14,985	$12,683	$2,302	18%
% of Revenues	9%	8%
Acquisition Expense	$3,048	—	$3,048	NA
% of Revenues	2%	—

Selling, general and administrative (SG&A) expenses increased $2,302 or 18% from the prior year. The increase in SG&A is primarily attributed to increased selling expenses of approximately $1,050 and staff increases of approximately $770 associated with our growth. With the adoption of Statement of Financial Accounting Standards No. 123 (R) Share Based Payment on April 1, 2006, we began expensing stock options, which resulted in $555 in SG&A expenses for the nine months ended December 31, 2006. In both November 2006 and January 2007, we terminated negotiations related to two potential significant acquisitions. As a result, we recorded pre-tax charges totaling $3,048 related to accounting, legal, investment banking fees and other transaction costs.

Interest and Other (Income) Expense

	2006	2005	$ Change	% Change

Interest Expense	$1,005	$1,450	$(445)	(31)%
Other (Income) Expense, net	$(353)	$(62)	$291	NA

Interest expense decreased as compared to the same period of the prior year as a result of a decrease in the outstanding debt balance. The outstanding debt balance at December 31, 2006 was $10,424 compared to a balance of $32,464 at December 31, 2005. The increase in other income was due to a gain of $180 realized in connection with the termination of an interest rate swap agreement in December 2006 and $112 in increased interest income due to higher levels of cash on hand during the nine months ended December 31, 2006.

	2006	2005	$ Change	% Change

Income Tax Expense	$4,252	$4,452	$(200)	(4)%

Income tax expense decreased $200 from the prior year because of a decrease in the effective tax rate, which was partially offset by an increase in earnings. The effective tax rate decreased from 40.0% to 37.3% due to state tax refunds received during the first and second quarters of 2007 that offset current tax expense as well as a reduction in the tax rate in one of the states in which we operate. In addition, our effective rate decreased due to the extension of the R&D Credit in the third quarter of 2007. Our expected tax rate for fiscal year 2007 is 37.6%.

Liquidity and Capital Resources

Through the nine months ended December 31, 2006, net cash provided by operating activities was $15,735 as compared to $14,805 the same period of the prior year. The change is due to decreased accounts receivable due to improved collection efforts, decreased inventory levels due to timing of customer orders, and higher net income for the nine months ended December 31, 2006 compared to the same period ended December 31, 2005. This increase was partially offset by a decrease in accounts payable and accrued liabilities due to the timing of payments and accruals.

We expect to make capital expenditures of approximately $4,500 during fiscal 2007, consisting primarily of plant equipment. We believe that net cash flows from operations are sufficient to fund our working capital requirements, debt service requirements and dividends for the next twelve months.

From time to time we review potential acquisitions of businesses. While there are no present commitments to acquire any businesses that would have a material impact on our financial position or results of operations, such acquisitions may require us to issue additional equity or incur additional debt.

We maintain a credit facility with a consortium of lenders consisting of a revolving line of credit (Revolver), a non-revolving line of credit (Non-Revolver), a swing-line note (Swing-Line) and a Term Note. The Revolver provides for borrowings up to a maximum of $10,000 and interest rates are based upon prime or LIBOR plus certain margin amounts based on our leverage ratio. We had no outstanding borrowings under the Revolver at December 31, 2006. The Non-Revolver provided for maximum borrowings of $45,000; however the lenders have no obligation to make any advances under the Non-Revolver after the “Draw Termination” date of January 24, 2006. At December 31, 2006, we had outstanding borrowings of $2,214 under the Non-Revolver. The Swing-Line provides for borrowings of up to $2,000 with one of the lenders and interest is based on the prime rate. There were no outstanding borrowings under the Swing-Line at December 31, 2006. Under the terms of the credit facility agreement, we are subject to several financial covenants. The financial covenants require us to maintain certain leverage and fixed charge ratios as well as maintain a minimum net worth. Our credit agreement allows us to pay dividends up to $1,500 in any given year. In September 2006, we entered into an amendment with the lenders to extend the credit agreement through November 1, 2007.

Available borrowings under the credit agreement at December 31, 2006 consisted of $10,000 under the Revolver and $2,000 under the Swing-Line.

We believe that we have both sufficient short and long term liquidity financing. We had a working capital position of $14,461 and $19,571 at December 31, 2006 and March 31, 2006, respectively. At December 31, 2006, we were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes Multi-Color’s contractual obligations as of December 31, 2006:

Aggregated Information about Contractual Obligations and Other Commitments:

December 31, 2006	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$10,424	$7,544	$180	$180	$180	$180	$2,160
Interest on Long Term Debt (1)	2,297	120	389	365	360	304	759
Rent due under Operating Leases	12,023	1,891	2,055	1,675	1,498	1,362	3,542
Other Long-Term Obligations (2)	1,281	132	31	13	29	44	1,032
Unconditional Purchase Obligations	811	719	78	10	4	—	—

Total Contractual Cash Obligations	$26,836	$10,406	$2,733	$2,243	$2,071	$1,890	$7,493

(1)	Interest on floating rate debt was estimated using projected forward LIBOR rates as of December 31, 2006.
(2)	Amounts include $540 of expected post retirement benefit payments and $741 of deferred compensation obligations. The deferred compensation obligations are included in the more than 5 years column for the timing of such payments that are not determinable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2006.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

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

Part II - Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – The Company had no material changes to the Risk Factors disclosed in the Company’s Form 10-K for the year ended March 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: February 9, 2007	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President Finance, Chief Financial Officer and Secretary