Form 10-K
period 2007-03-31
MULTI COLOR CORP
filed 2007-06-08
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16148

MULTI-COLOR CORPORATION

Incorporated in the	IRS Employer Identification
State of Ohio	Number 31-1125853

50 E-Business Way, Suite 400

Sharonville, OH 45241

(513) 381-1480

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $91,300,000, based upon the closing market price of $28.75 per share of the Common Stock on the Nasdaq Global Market Securities System as of September 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 1, 2007, 6,694,351 shares of no par value Common Stock were issued and 6,665,551 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2007 Annual Meeting of Shareholders to be held on August 16, 2007 are incorporated by reference into Parts II and III of Form 10-K.

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

The Company is an Ohio-based corporation that was incorporated in 1985, succeeding the predecessor business that began producing paper labels in 1918. Our corporate offices are located at 50 E-Business Way, Suite 400, Sharonville, OH 45241 and our telephone number is (513) 381-1480.

Our common stock, no par value, is listed on the NASDAQ Global Market SecuritiesSystem under the symbol “LABL”. See “Item 5 – Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.” We maintain a website (www.multicolorcorp.com) which includes additional information about the Company. The website includes corporate governance information for our shareholders and our Code of Ethics can be found on our website under the corporate governance section. Shareholders can also obtain, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such materials with or furnishes such materials to the Securities and Exchange Commission (SEC).

PRODUCTS AND SERVICES

The Company provides a wide range of products and services for the packaging needs of our customers through two segments. Our Decorating Solutions Segment is one of the world’s largest producers of in-mold labels and heat transfer labels and a major manufacturer of high-quality pressure sensitive, cut-and-stack and shrink sleeve labels. The Decorating Solutions Segment also provides digital, graphic and pre-press services, and produces printing cylinders and plates. Our Packaging Services Segment is a leading provider of promotional packaging, assembly and fulfillment services.

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

Each component of the label production process requires a special expertise for success. The components include the substrate (the base material for the label), the printing cylinder (a laser-exposed gravure cylinder), inks, overcoats, varnishes and adhesives. We believe that our strength lies in several areas, two of which are the substrates used in the printing process and the production of the gravure cylinder (discussed below under Graphic Services). We have developed proprietary substrates that are used in the printing process and there are several critical characteristics of a successful substrate. The material needs a proper coefficient of friction so that the finished label is easily and consistently picked up and applied to the blow-molded container. A second characteristic is the ability to hold the label’s inks, including metallics and fluorescents, overlay varnishes and adhesives. Still another characteristic is the ability to lay smoothly, without wrinkle or bulge, when applied to a very hot, just molded plastic container that will quickly shrink, along with the label, as its temperature falls. We continually search for new substrates to be used in the IML process in order to improve label performance and capabilities as well as to reduce substrate costs. A technology advance for the Company in this area is the use of peel-away IML coupons, scented and holographic labels.

Pressure Sensitive Labels:

In 1999, we purchased the assets of Buriot International, a Batavia, OH printer of specialized pressure sensitive and IMLs. With the Batavia plant near full production capacity in 2002, we acquired Premiere Labels, Inc. of Troy, OH. Our position in the pressure sensitive label market was further strengthened with the NSPG acquisition in January 2005, which added production facilities in Green Bay, WI and Norway, MI.

Pressure sensitive labels adhere to a surface with pressure. The label typically consists of four elements - a base material, which may include paper, foil or plastic; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces. The release coating and protective backing are removed prior to application to the container, exposing the adhesive, and the label is pressed or rolled into place. We have added several new application features in this area such as promotional neckbands, peel-away coupon and resealable labels, see-through window graphics, and holographic foil enhancements to cold and hot foil stamping.

The pressure sensitive market is the largest single component of the overall label market and represents a significant growth opportunity. Our strategy is to be a premier supplier of pressure sensitive labels in categories that demand high impact graphics or are otherwise technically challenging.

Shrink Sleeve Labels:

We moved into shrink sleeve labels and tamper evident neckbands through the acquisition of Uniflex Corporation in 2000. In 2004, the business was transitioned from Las Vegas, NV to our Scottsburg, IN facility, which houses rotogravure printing and state-of-the-art conversion capabilities.

Shrink sleeve labels are produced in colorful, cutting edge styles and materials. The labels are manufactured as sleeves, slid over glass or plastic bottles and then heated to conform precisely to the contours of the container. The 360-degree label and tamper resistance feature of the label are marketing advantages that many of our customers look for when choosing this label type.

The shrink sleeve market is a fast growing decorating technology as consumer product companies look for ways to differentiate their products. Several markets, such as the beverage market, within the consumer goods industry have adopted this decorating technology. Demand for this label solution in the food and personal care markets continues to grow and should broaden the sales opportunities for shrink sleeve labels.

Heat Transfer Labels (HTLs):

In 2003, we acquired Avery Dennison’s Dec Tech division located in Framingham, MA, which pioneered HTL technology more than 40 years ago. Through this acquisition, we became a leading global provider of heat transfer labels. With approximately 40% of its sales outside of the U.S., this acquisition expanded our sales base in Latin and South America, while adding narrow web gravure printing capabilities to our wide web gravure, flexographic and offset printing platforms. Additionally, we acquired the heat transfer business of International Playing Card and Label Co. Inc. (IPC&L) in 2003, which was subsequently integrated into our Framingham, MA facility.

HTLs are reverse printed and transferred off of a special release liner onto the container using heat and pressure. The labels are a composition of inks and lacquers tailored to the customer’s specific application needs. These labels are gravure printed for color flexibility and photographic replication. They are then shipped to blow molders and/or contract decorators who transfer the labels by way of TherimageTM heat transfer machinery. Once applied, the labels are permanently adhered to the container. The graphics capabilities include fine vignettes, metallic and thermo-chromatic inks, as well as the patented “frost”, giving an acid-etch appearance.

TherimageTM is our pioneer heat transfer label technology developed primarily for applications involving plastic containers serving consumer markets in: personal care, home improvement products, food and beverage, and health and beauty. The addition of the Clear ADvantageTM brand provides premium graphics on both glass and plastic containers enabling this decorating technology to achieve the highly sought after “no label” look for the health and beauty aid, beverage, personal care, household chemical and promotional markets. Most recently, we have added the new “ink only” and flameless HTL technology to our capabilities in this area. This type of label allows us to eliminate haze or label edge normally visible on most other labels. Flameless technology enables us to provide a solution to customers who want to remove open flames from their operations, which are normally required to pre-treat and post-treat containers for TherimageTM and Clear ADvantageTM products. Flameless technology has applications in all the aforementioned markets.

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

Packaging Services Segment:

Our Quick Pak facility, located near Cincinnati, OH, is a leading provider of promotional packaging design, sourcing and custom assembly services to major health and beauty brands, consumer product manufacturers and national retailers. Because many of our label customers utilize these types of packaging services, our Quick Pak facility expands the service component of our business strategy and broadens our revenue stream by further integrating consumer packaging services that support our customers’ marketing strategies.

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

Our research and development expenditures totaled approximately $3,094,000 in 2007, $1,925,000 in 2006 and $2,106,000 in 2005.

SALES AND MARKETING

We provide a complete line of label solutions, offering a variety of packaging, assembly and technical and graphic services. Our vision is to be a premier global resource of decorating solutions and packaging services. We sell to a broad range of consumer product and food and beverage companies located in North and South America. The Decorating Solutions segment sales organization is aligned to match our primary customer types: national accounts, end users and container manufacturers. While a consumer product or food and beverage company is our primary customer, we also have close working relationships with various container manufacturers to ensure a customer’s product goes to market successfully. The sales organization includes representatives in the U.S., Canada and Mexico, maintaining a strong sales presence in those regions.

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

Approximately 30% of our sales in 2007 were to the Procter & Gamble Company and 17% of our sales were to the Miller Brewing Company. Approximately 30% and 33% of sales in 2006 and 2005, respectively, were to the Procter & Gamble Company, 15% of sales in 2006 were to the Miller Brewing Company and approximately 10% of sales in 2005 were to the Limited Brands. The loss or substantial reduction of the business of any of the major customers could have a material adverse effect on the Company.

MANUFACTURING

Headquartered near Cincinnati, OH, we have nine facilities across the U.S. The wide range of capabilities and versatility ensures our ability to respond to changing customer needs. Our current printing equipment within the Decorating Solutions Segment consists of roto-gravure, offset and flexographic presses and label finishing operations. The Norway, MI, Watertown, WI and Green Bay, WI plants are ISO 9001:2000 certified.

At March 31, 2007 and 2006, the label backlog for the Decorating Solutions segment was approximately $16,658,000 and $12,465,000. The backlog at March 31, 2007 represents three to four weeks of production volume at current staffing levels.

Our equipment in the Packaging Services segment consists primarily of automatic conveyors, shrink wrap ovens, heat guns, jet coders and hot melt glue equipment. This segment has relied primarily on manual labor in order to meet customers’ packaging and fulfillment needs. We have also invested in a state of the art warehouse management system that allows proactive warehouse receipt, put away, line replenishment, inventory management and shipment to our customers. This system extends the services we provide and allows our customers real time access to their inventory and status of orders. At March 31, 2007 and 2006, the backlog for the Packaging Services segment was approximately $2,200,000 and $2,600,000. The backlog at March 31, 2007 represents three to four weeks of production volume at current staffing levels.

All backlogs as of March 31, 2007 are expected to be completed in the next fiscal year.

EMPLOYEES

As of March 31, 2007, we had approximately 829 permanent employees and 400 temporary employees, of which 70 are represented by the Graphics Communications Conference of the International Brotherhood of Teamsters Local 77P. The related labor contracts with this union expire in June 2008 and July 2010. We consider our labor relations to be good and have not experienced any work stoppages during the previous eleven years. Our Packaging Services segment relies heavily on temporary labor personnel throughout the year and we have good, long-term relationships with several temporary staffing businesses to meet these needs. All human resource and compensation systems have been developed to align our objectives with the goals and objectives of our shareholders.

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

ACQUISITIONS

We are continually in pursuit of acquisitions that will contribute to our growth. We believe that acquisitions are a method of increasing our presence in existing markets, expanding into new markets, gaining new product offerings and improving operating efficiencies through economies of scale. Through acquisitions, we intend to broaden our revenue stream by providing integrated consumer packaging services that support our customers’ marketing strategies. The printing and packaging industry is highly fragmented and offers many opportunities for acquisitions.

On January 25, 2005, we completed our largest acquisition to date, when we purchased specific assets and assumed certain liabilities of NSPG, further strengthening our position in the IML, pressure sensitive and cut and stack label markets.

COMPETITION

We have a large number of competitors in the traditional and pressure sensitive label markets and several principal competitors in each of the IML, shrink sleeve and HTL markets. Some of these competitors in the traditional and pressure sensitive label markets have greater financial and other resources than us. The competitors in the in-mold, shrink sleeve and HTL markets are either private companies or subsidiaries of public companies and we cannot assess the financial resources of these organizations. We could be adversely affected should a competitor develop labels similar or technologically superior to our in-mold label. We believe competition is principally dependent upon product performance, service, pricing and technical support.

Our Packaging Services segment’s competition is also largely dependent on customer service and price as well as the ability to demonstrate unrestricted capacity and superior quality.

PATENTS AND LICENSES

We own a number of U.S. patents and patent applications that relate to the products and services we offer to our customers. Although these patents are important to us, we are not dependent upon any one patent. We believe that these patents, collectively, along with our ability to be a single source provider of many packaging needs, provide us with a competitive advantage over our competition. The expiration or unenforceability of any one of our patents would not have a material adverse effect on us.

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

The U.S. Food and Drug Administration regulates the raw materials used in labels for food products. These regulations apply to the consumer product companies for which we produce labels. We use materials specified by the consumer product companies in producing labels for food products.

ITEM 1A.	RISK FACTORS

We rely on several large customers and the loss of one of these customers would have a material adverse impact on our operating results and cash flows.

For the fiscal year ended March 31, 2007, we had two customers that accounted for approximately 47% of our consolidated sales and our top twenty-five customers accounted for 86% of our consolidated sales. While we maintain sales contracts with certain of our largest customers, such contracts do not guarantee sales levels and these contracts require renewal on a regular basis in the ordinary course of business. We cannot guarantee that these contracts will be successfully renewed in the future. The loss or substantial reduction of the business of any of our major customers could have a material adverse impact on our operating results.

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

The long-term shutdown of our presses, malfunctions experienced with our presses or the unavailability of workers in the temporary labor market could negatively impact our ability to fulfill customers’ orders and on-time delivery needs and adversely impact our operating results and cash flows.

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

ITEM 1B.	UNRESOLVED SECURITIES AND EXCHANGE COMMISSION STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Facility	Address	Owned/Leased	Approximate Size
Corporate Offices	50 E-Business Way, Suite 400 Sharonville, OH 45241	Leased	27,800 sq. ft.

Scottsburg Plant	2281 South US 31 Scottsburg, IN 47170	Owned	120,500 sq. ft.

Erlanger Plant	3520 Turfway Road Erlanger, KY 41018	Owned	12,500 sq. ft.

Batavia Plant	4064 Clough Woods Drive Batavia, OH 45103	Owned	29,000 sq. ft.

Troy Plant	635 Olympic Boulevard Troy, OH 45373	Owned	22,800 sq. ft.

Framingham Plant	100 Clinton Street Framingham, MA 01702	Leased	125,000 sq. ft.

Green Bay Plant	1836 Sal Street Green Bay, WI 54302	Leased	39,600 sq. ft.

Norway Plant	512 Ninth Avenue Norway, MI 49870	Owned	133,000 sq. ft.

Watertown Plant	1222 Perry Way Watertown, WI 53094	Owned	63,300 sq. ft.

Quick Pak Plant	12110 Champion Way Cincinnati, OH 45241	Leased	215,000 sq. ft.

Quick Pak Plant	9842 International Blvd. Cincinnati, OH 45246	Leased	205,000 sq. ft.

All of our properties are in good condition, well maintained and adequate for our intended uses.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade in the over-the-counter market under the NASDAQ symbol LABL. The following table sets forth the high and low sales prices of our common stock (“Common Stock”) as reported in the NASDAQ Global Market Securities System during fiscal years 2006 and 2007. Our stock is thinly traded and accordingly, the prices below may not be indicative of prices at which a large number of shares can be traded or reflective of prices that would prevail in a more active market.

Quarter Ending:	High	Low	Dividend Per Share
June 30, 2005	$27.70	$19.00	$.05
September 30, 2005	$27.65	$22.00	$.05
December 31, 2005	$27.28	$22.54	$.05
March 31, 2006	$30.25	$25.56	$.05

June 30, 2006	$31.90	$27.37	$.05
September 30, 2006	$30.00	$26.75	$.05
December 31, 2006	$36.48	$28.66	$.05
March 31, 2007	$35.64	$32.10	$.05

As of June 1, 2007, there were approximately 345 shareholders of record of the Common Stock.

Beginning in and since the fourth quarter of the fiscal year ended March 31, 2005, we have paid a quarterly dividend of $0.05 per common share.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares Multi-Color’s cumulative annual total shareholder return from April 1, 2002 through March 31, 2007, to that of the NASDAQ Market Index, a broad market index, and the Hemscott Group Index – Packaging and Containers, an index of approximately 25 printing and packaging industry peer companies. The graph assumes that the value of the investment in the common stock and each index was $100 on April 1, 2002, and that all dividends were reinvested. Stock price performances shown in the graph are not indicative of future price performances. This data was furnished by Hemscott, Inc.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG MULTI-COLOR CORPORATION,

NASDAQ MARKET INDEX AND PACKAGING & CONTAINER INDEX

ASSUMES $100 INVESTED ON MARCH 31, 2002

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING MARCH 31, 2007

	2002	2003	2004	2005	2006	2007
Multi-Color Corporation	$100.00	$106.87	$189.41	$195.82	$303.56	$357.34
Hemscott Group Index	$100.00	$85.71	$115.91	$136.86	$139.79	$173.79
NASDAQ Market Index	$100.00	$73.34	$109.47	$109.95	$129.63	$134.44

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Year Ended March 31,
	2007(2)	2006 (1)	2005(1)	2004(1)(3)	2003(1)
Net revenues	$222,374	$205,272	$139,466	$126,961	$99,560
Gross profit	41,269	34,920	26,023	23,273	19,228
Operating income	17,719	17,767	13,969	11,454	11,668
Net income	11,026	9,633	7,982	6,506	6,335
Basic earnings per share (4)	1.67	1.48	1.27	1.08	1.10
Diluted earnings per share (4)	1.62	1.43	1.21	.99	.99
Weighted average shares outstanding – basic (4)	6,603	6,525	6,307	6,013	5,775
Weighted average shares outstanding – diluted (4)	6,814	6,736	6,613	6,594	6,404
Dividends paid	1,321	1,305	320	—	—
Working capital	15,832	19,571	17,178	7,896	6,924
Total assets	107,081	113,634	108,864	72,447	67,378
Short-term debt	5,150	5,876	7,226	5,922	5,774
Long-term debt	—	21,925	33,564	15,553	22,109
Stockholders’ equity	$64,423	$53,004	$43,097	$32,969	$25,275

1)	Certain prior year amounts have been reclassified to conform to the current year presentation.
2)	Fiscal 2007 results include $3,048 in pre-tax charges for expenses related to two potential acquisitions that were terminated during the third quarter 2007.
3)	Fiscal 2004 results include an asset impairment charge of $199 pre-tax and plant closure costs of $897 pre-tax relating to the closure of our Las Vegas, NV plant in March 2004.
4)	All share amounts have been adjusted to reflect the 3-for-2 stock split effective November 30, 2003.

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

	Percentage of Net Revenues
	2007	2006	2005
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	81.4%	83.0%	81.3%

Gross profit	18.6%	17.0%	18.7%
Selling, general & administrative expenses	9.2%	8.3%	8.7%
Acquisition expenses	1.4%	—	—

Operating income	8.0%	8.7%	10.0%
Interest expense	.5%	.9%	.7%
Other (income) expense, net	(.2)%	—	—

Income before income taxes	7.7%	7.8%	9.3%
Income tax expense	2.7%	3.1%	3.6%

Net income	5.0%	4.7%	5.7%

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

Our vision is to be a premier global resource of decorating solutions and packaging services. We currently serve customers located throughout North, Central and South America. We continue to monitor and analyze new trends in the packaging and consumer products industries to ensure that we are providing appropriate services and products to our customers. Certain factors that influence our business include consumer spending, new product introductions, new packaging technologies and demographics.

During fiscal 2007, we achieved record revenues of $222.4 million and continued our ninth year of record revenues. Revenues increased $17.1 million or 8% over the prior year, due to strong demand from our consumer product and food and beverage customers. Consolidated gross profit increased $6.3 million due to significant productivity and operational improvements realized in our Packaging Services segment and strong demand from consumer product customers in our Decorating Solutions segment. In the third quarter of 2007, negotiations were terminated related to two potential acquisitions. As a result, we recorded pre-tax charges totaling $3,048 related to accounting, legal, and investment banking fees and other transaction costs.

We continue to focus on expanding our customer base and portfolio of products, services and manufacturing locations in order to reduce our sales concentration with existing customers. While sales to our major customers (those over 10% of sales) have been fairly consistent over the past three years (47%, 45% and 43% for 2007, 2006 and 2005, respectively), we have added new customers and products with our acquisition of NSPG in January 2005. Approximately 30%, 30% and 33% of sales in 2007, 2006 and 2005, respectively, were to the Procter & Gamble Company; approximately 17% and 15% of sales in 2007 and 2006 were to the Miller Brewing Company, which became a customer in January 2005 in connection with the NSPG acquisition; and approximately 10% of sales in 2005 were to the Limited Brands. We continue to examine business strategies to diversify our business.

Our key objectives for fiscal year 2008 include winning new customers, growing with existing customers, low cost manufacturing and selective domestic and international business acquisitions.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2007 and MARCH 31, 2006

Net Revenues

	2007	2006	$ Change	% Change
Consolidated Net Revenues	$222,374	$205,272	$17,102	8%
Decorating Solutions Segment	$192,551	$176,945	$15,606	9%
Packaging Services Segment	$30,379	$29,132	$1,247	4%
Intersegment	$(556)	$(805)	$249	N/M

The increase in revenues generated by our Decorating Solutions segment was primarily due to increased volume with existing customers and gaining new customers. Our Packaging Services segment revenues for fiscal 2007 increased slightly as a result of strong demand of promotional programs from existing customers, which was partially offset by a decrease in revenues attributed to a 2006 product launch from an existing customer that did not recur in 2007.

Gross Profit

	2007	2006	$ Change	% Change
Consolidated Gross Profit	$41,269	$34,920	$6,349	18%
% of Net Revenues	19%	17%
Decorating Solutions Segment	$37,374	$33,385	$3,989	12%
% of Net Revenues	19%	19%
Packaging Services Segment	$3,895	$1,535	$2,360	154%
% of Net Revenues	13%	5%

Consolidated gross profit increased $6,349 or 18% comparing fiscal 2007 to fiscal 2006 as a result of higher revenue volumes with our Decorating Solutions segment, as well as productivity and operational improvements generated in our Packaging Services segment. Gross profit within our Decorating Solutions segment increased due to organic sales growth mentioned above. Gross profit and gross margin in our Packaging Services segment improved significantly due to productivity improvements compared to the prior year. In fiscal 2006, our Packaging Services segment experienced significant productivity issues related to delays in receiving customer components for the holiday gift set season.

Selling, General & Administrative (SG&A) and Acquisition Expenses

	2007	2006	$ Change	% Change
Consolidated SG&A	$20,502	$17,153	$3,349	20%
% of Net Revenues	9%	8%
Acquisition Expenses	$3,048	—	$3,048	NA
% of Net Revenues	1%	—

SG&A expenses increased in 2007 primarily due to increased selling expenses and increased bonus expense due to our strong operational performance. In addition, with the adoption of Statement of Financial Accounting Standards No. 123 (R), Share Based Payment, on April 1, 2006, we began expensing stock options which resulted in $758 in SG&A expenses in fiscal year 2007.

In the third quarter of 2007, negotiations were terminated related to two potential acquisitions. As a result, we recorded pre-tax charges totaling $3,048 related to accounting, legal, and investment banking fees and other transaction costs.

Interest and Other (Income) Expense

	2007	2006	$ Change	% Change
Interest Expense	$1,151	$1,882	$(731)	(39)%
Other (Income) Expense, net	$(427)	$(170)	$257	151%

Interest expense decreased as compared to the prior year as a result of a decrease in the outstanding debt. Our outstanding debt as of March 31, 2007 was $5,150 compared to $27,801 as of March 31, 2006. The increase in other income was due to a gain of $180 realized in connection with the termination of an interest rate swap agreement in December 2006 and $155 in increased interest income due to higher levels of cash on hand during the year. Fiscal year 2006 included a gain of $85 realized in connection with the termination of an interest rate swap agreement.

Income Tax Expense

	2007	2006	$ Change	% Change
Income Tax Expense	$5,969	$6,422	$(453)	(7)%

The decrease in income tax expense is due to a lower effective tax rate of 35.1% in 2007 versus 40.0% in 2006. Our 2007 effective rate was favorably impacted as a result of year-end tax adjustments determined in conjunction with the filing of our state tax returns during the fourth quarter. We also benefited from additional investment tax credits taken on several state tax returns. We realized an increased Research and Experimental Credit (R&D Credit) in Fiscal 2007 due to the recent extension of the R&D Credit. Our expected annual tax rate for fiscal 2008 is approximately 37%.

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

Gross Profit

	2006	2005	$ Change	% Change
Consolidated Gross Profit	$34,920	$26,023	$8,897	34%
% of Net Revenues	17%	19%
Decorating Solutions Segment	$33,385	$22,480	$10,905	49%
% of Net Revenues	19%	19%
Packaging Services Segment	$1,535	$3,543	$(2,008)	(57)%
% of Net Revenues	5%	15%

Consolidated gross margins decreased to 17% in 2006 from 19% in 2005 due primarily to the Packaging Services segment. Although revenues increased 22% in the Packaging Services segment, gross profit decreased $2,008 due to a change in service mix from gift sets to product displays and inefficiencies related to the delay in receiving customer components for the holiday gift set season.

Selling, General & Administrative (SG&A)

	2006	2005	$ Change	% Change
Consolidated SG&A	$17,153	$12,054	$5,099	42%
% of Net Revenues	8%	9%

SG&A increased in 2006 due to our acquisition of NSPG, increased staffing levels and approximately $1.1 million in costs related to our initial year compliance with the Sarbanes-Oxley Act of 2002. However, SG&A expenses declined as a percent of sales in 2006.

Interest and Other (Income) Expense

	2006	2005	$ Change	% Change
Interest Expense	$1,882	$1,068	$814	76%
Other (Income) Expense, net	$(170)	$(66)	$(104)	158%

Interest expense increased due to our debt related to the acquisition of NSPG in January 2005 as we initially borrowed $20,000 under the non-revolving portion of our credit facility. The average weighted effective interest rate of long term debt was 5.3% versus 4.0% in fiscal 2005, including the effect of interest rate swaps. The increase in other income was due to a gain of $85 realized in connection with the termination of an interest rate swap agreement in March 2006.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We continually evaluate our estimates, including, but not limited to, those related to revenue recognition, bad debts, inventories and any related reserves, income taxes, fixed assets, goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies impact the more significant judgments and estimates used in the preparation of our consolidated financial statements. Additionally, our senior management has reviewed the critical accounting policies and estimates with the Board of Directors’ Audit and Finance Committee. For a more detailed discussion of the application of these and other accounting policies, refer to Note 2 of the Notes to the Consolidated Financial Statements.

Revenue Recognition

Our Decorating Solutions segment recognizes revenue on sales of products when the customer receives title to the goods, which is generally upon shipment or delivery depending on sales terms. Our Packaging Services segment recognizes revenue upon completion of the service provided to the customer or in certain circumstances, when the customer receives title to the goods upon shipment. All revenues are denominated in U.S. dollars and net of applicable returns and discounts.

Inventories

Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Excess and obsolete cost reductions are generally established based on inventory age.

Accounts Receivable

Our customers are primarily major consumer product companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities. An allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age and specific individual risks identified. Losses may also depend to some degree on future economic conditions. Although these conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal 2008. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the consolidated statements of income.

Goodwill and Other Acquired Intangible Assets

We test goodwill and other intangible assets for impairment annually and/or whenever events or circumstances make it more likely than not that impairment may have occurred. The impairment test is completed based upon our assessment of the estimated fair value of goodwill and other intangible assets. For purposes of these tests, we have determined that each of our segments is one reporting unit.

The annual review for impairment of goodwill requires the use of estimates and assumptions which we believe are appropriate. Application of different estimates and assumptions could have a material impact on the consolidated statements of income.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that assets might be impaired and the related carrying amounts may not be recoverable. The determination of whether an impairment has occurred involves various estimates and assumptions, including the determination of the undiscounted cash flows estimated to be generated by the assets involved in the review. The cash flow estimates are based upon our historical experience, adjusted to reflect estimated future market and operating conditions. Measurement of an impairment loss requires a determination of fair value. We base our estimates of fair values on quoted market prices when available, independent appraisals as appropriate and industry trends or other market knowledge. Changes in the market condition and/or losses of a major production line could have a material impact on the consolidated statements of income.

Income Taxes

Income taxes are recorded based on the current year amounts payable or refundable, as well as the consequences of events that give rise to deferred tax assets and liabilities. Deferred tax assets and liabilities result from temporary differences between the tax basis and reported book basis of assets and liabilities and result in taxable or deductible amounts in future years. Our accounting for deferred taxes involves certain estimates and assumptions that we believe are appropriate. Future changes in regulatory tax laws and/or different positions held by taxing authorities may affect the amounts recorded for income taxes.

Liquidity and Capital Resources

Net cash flows from operating activities in 2007 were $25,276, an increase of $4,849 compared to the $20,427 provided by operating activities in 2006. The increase resulted from an increase in earnings and reduced inventories and prepaid expenses, increased accounts payable and accrued liabilities partially offset by increased accounts receivable. Net cash flows from operating activities in 2006 were $20,427, an increase of $7,479 compared to the $12,948 provided by operating activities in 2005. The increase resulted from an increase in earnings and favorable changes in working capital, consisting of reduced accounts receivable, increased accounts payable and accrued liabilities partially offset by increased inventories and prepaid expenses.

Net cash flows used in investing activities were $1,013 in 2007 and $4,181 in 2006. The decrease was due to a reduction in capital expenditures as well as a cash refund resulting from a purchase price adjustment of $1,666 from the NSPG acquisition. Net cash flows used in investing activities were $4,181 in 2006 and $32,931 in 2005 and decreased due to the $27,777 used in the NSPG acquisition in 2005.

Capital expenditures were $2,683 in 2007 and $4,457 in 2006 and were funded primarily through cash flow from operations. Capital expenditures in 2007 related to various machinery and equipment for our printing plants. Capital expenditures in 2006 related to various machinery and equipment for our printing plants and a new warehouse management system for the Packaging Services segment. Capital expenditures in 2005 related primarily to a new gravure press in our Scottsburg, IN plant and a new business information system.

On May 15, 2007, we executed a new revolving credit agreement with a consortium of bank lenders (Revolving Credit Agreement). The Revolving Credit Agreement has a term of five years and provides for $50,000 in a revolving line of credit. We may elect to increase the Revolving Credit Agreement by an additional $50,000 subject to certain terms described in the loan documents. The Revolving Credit Agreement is secured by all our existing and acquired personal property. The interest rate is based on prime, or LIBOR plus a margin, determined by our leverage ratio at the time of the borrowing. Under the terms of the Revolving Credit Agreement we are subject to certain leverage and interest coverage ratios as well as a minimum net worth.

Prior to the Revolving Credit Agreement executed on May 15, 2007, we maintained a credit facility with a consortium of lenders consisting of a revolving line of credit (“Revolver”), a non-revolving line of credit (“Non-Revolver”), a swing-line note (“Swing-Line”) and a Term Note. The Revolver provided for borrowings up to a maximum of $10,000 and interest rates are based upon prime or LIBOR plus certain margin amounts based on our leverage ratio. We had no outstanding borrowings under the Revolver at March 31, 2007. The Non-Revolver provided for maximum borrowings of $45,000; however the lenders had no obligation to make any advances under the Non-Revolver after the “Draw Termination” date of January 24, 2006. At March 31, 2007, we had no outstanding borrowings under the Non-

Revolver. The Swing-Line provided for borrowings of up to $2,000 with one of the lenders and interest was based on the prime rate. There were no outstanding borrowings under the Swing-Line at March 31, 2007. Under the terms of the credit facility agreement, we were subject to several financial covenants. The financial covenants required us to maintain certain leverage and fixed charge ratios as well as maintain a minimum net worth. Our credit agreement allowed us to pay dividends up to $1,500 in any given year. A quarterly cash dividend of five cents per share was paid during fiscal 2007 and totaled $1,321. The credit agreement was terminated on May 15, 2007 in connection with the Revolving Credit Agreement described above.

Available borrowings under the Revolving Credit Agreement at May 31, 2007 consisted of $50,000 under the revolving line of credit and an additional $50,000 subject to certain terms described in the loan documents.

We believe that we have both sufficient short and long term liquidity and financing. We had a working capital position of $15,832 and $19,571 at March 31, 2007 and 2006, respectively. At March 31, 2007, we were in compliance with our loan covenants and current in our principal and interest payments on all debt.

We believe that cash flow from operations and funds from our new Revolving Credit Agreement are sufficient to meet our capital requirements and debt service requirements for fiscal 2008. From time to time, we review potential acquisitions of businesses. The acquisition of any businesses that would have a material impact on the Company’s financial position or results of operations would require us to issue additional equity and/or incur additional debt. Completion of potential acquisitions may or may not occur.

The following table summarizes the Company’s contractual obligations as of March 31, 2007:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-Term Debt	$5,150	$5,150	$—	$—	$—	$—	$—
Interest on Long-Term Debt (1)	200	200	—	—	—	—	—
Rent due under Operating Leases	11,703	2,033	2,076	1,577	1,465	1,320	3,232
Unconditional Purchase Obligations	402	306	70	24	2	—	—
Other Long-Term Obligations (2)	1,334	18	196	26	40	71	983

Total Contractual Cash Obligations	$18,789	$7,707	$2,342	$1,627	$1,507	$1,391	$4,215

1)	Interest on floating rate debt was estimated using projected forward LIBOR rates as of March 31, 2007.
2)	Amount includes $646 of pension and other post retirement benefit obligations and $688 of deferred compensation obligations. The more than 5 years column includes $505 of the deferred compensation obligations as the timing of such payments are not determinable (See Note 9).

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

In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company on April 1, 2007 and will not have a material impact on operating results or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Multi-Color does not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed to variable-rate debt ratio. At March 31, 2007 we were not a party to any derivative financial instruments.

Borrowings under our Industrial Revenue Bonds (IRBs) expose us to certain interest rate risks. Interest on amounts under the IRBs is a weekly floating rate based on LIBOR. Based on the $5,150 IRBs outstanding balance as of March 31, 2007, a one-percent change in the applicable rate would not materially change the amount of interest expense for fiscal 2007. In addition, we prepaid all amounts outstanding under the IRBs in June 2007 and have no outstanding debt as of June 6, 2007.

Multi-Color has minimal exposure to foreign exchange risks.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Multi-Color Corporation (the Company) is responsible for the preparation and accuracy of the financial statements and other information included in this report. The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including Multi-Color’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2007, based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on the Company’s evaluation, management concluded that internal control over financial reporting was effective as of March 31, 2007. Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2007 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is presented in these financial statements on page 23.

June 7, 2007

/s/ Francis D. Gerace
Francis D. Gerace
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President Finance and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of Multi-Color Corporation:

We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation and subsidiaries as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As noted in Note 10, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans– an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective March 31, 2007. Also as noted in Note 13, the Company adopted SFAS No. 123 (R), Share-Based Payment, effective April 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Multi-Color Corporation’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 7, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
June 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of Multi-Color Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Multi-Color Corporation (an Ohio Corporation) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Multi-Color Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Multi-Color Corporation maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Multi-Color Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Multi-Color Corporation and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2007 and our report dated June 7, 2007 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Cincinnati, Ohio
June 7, 2007

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31

(In thousands, except per share data)

	2007	2006	2005
Net revenues
Decorating Solutions	$192,551	$176,945	$115,755
Packaging Services	30,379	29,132	23,824
Intersegment	(556)	(805)	(113)

Total net revenues	222,374	205,272	139,466
Cost of revenues
Decorating Solutions	155,177	143,560	93,275
Packaging services	26,484	27,597	20,281
Intersegment	(556)	(805)	(113)

Total cost of revenues	181,105	170,352	113,443

Gross profit	41,269	34,920	26,023
Selling, general and administrative expenses	20,502	17,153	12,054
Acquisition expenses	3,048	—	—

Operating income	17,719	17,767	13,969
Interest expense	1,151	1,882	1,068
Other (income) expense, net	(427)	(170)	(66)

Income before income taxes	16,995	16,055	12,967
Income tax expense	5,969	6,422	4,985

Net income	$11,026	$9,633	$7,982

Weighted average shares and equivalents outstanding:
Basic	6,603	6,525	6,307
Diluted	6,814	6,736	6,613

Basic earnings per common share	$1.67	$1.48	$1.27
Diluted earnings per common and common equivalent share	$1.62	$1.43	$1.21

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of March 31

(In thousands, except per share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,793	$3,179
Accounts receivable, net	26,058	24,248
Inventories	14,048	16,891
Deferred tax asset	826	1,856
Prepaid and refundable income taxes	—	396
Prepaid expenses and other	1,081	2,516

Total current assets	47,806	49,086
Property, plant and equipment, net	45,790	50,083
Goodwill	11,759	11,759
Intangible assets, net	1,634	2,104
Other	92	602

Total assets	$107,081	$113,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,150	$5,876
Current portion of deferred revenues	40	191
Accounts payable	17,242	14,606
Accrued income taxes	351	1,708
Accrued liabilities	2,097	2,618
Accrued payroll and benefits	7,094	4,516

Total current liabilities	31,974	29,515
Long-term debt	—	21,925
Deferred tax liability	8,043	7,899
Deferred compensation and other	2,641	1,291

Total liabilities	42,658	60,630
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $.10 per share; 10,000 shares authorized, 6,689 and 6,604 shares issued and outstanding at March 31, 2007 and 2006, respectively	341	334
Paid-in capital	18,913	16,319
Treasury stock, 29 shares at cost	(119)	(119)
Restricted stock	(250)	—
Retained earnings	45,750	36,047
Accumulated other comprehensive income (loss)	(212)	423

Total stockholders’ equity	64,423	53,004

Total liabilities and stockholders’ equity	$107,081	$113,634

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 31

(In thousands, except per share data)

	Common Stock						Accumulated
	Number of shares issued	Amount	Paid-In capital	Treasury Stock	Restricted Stock	Retained earnings	other Comprehensive Income (Loss)	Total
March 31, 2004	6,176	$291	$12,740	$(119)	$—	$20,057	$—	$32,969

Net income						7,982		7,982

Issuance of common stock	322	32	(27)					5

Tax benefit from exercise of stock options			2,200					2,200

Dividends at $.05 per share						(320)		(320)
Unrealized gain on interest rate swaps, net of tax of $163							261	261

March 31, 2005	6,498	$323	$14,913	$(119)	$—	$27,719	$261	$43,097

Net income						9,633		9,633

Issuance of common stock	106	11	750					761

Tax benefit from exercise of stock options			656					656

Dividends at $.05 per share						(1,305)		(1,305)

Additional minimum pension liability adjustment							(16)	(16)
Unrealized gain on interest rate swaps, net of tax of $111							178	178

March 31, 2006	6,604	$334	$16,319	$(119)	$—	$36,047	$423	$53,004

Net income						11,026		11,026

Issuance of common stock	85	6	917					923

Excess tax benefit from stock based compensation			610					610

Restricted stock grant		1	299		(300)			–

Share-based compensation			768		50			818

Adjustment to initially adopt of SFAS 158, net of tax of $83							(132)	(132)

Additional minimum pension liability adjustment, net of tax of $52							(64)	(64)

Dividends at $.05 per share						(1,323)		(1,323)

Unrealized loss on interest rate swaps, net of tax of $162							(259)	(259)

Reclassification of net unrealized gain from interest rate swaps into net income							(180)	(180)

March 31, 2007	6,689	$341	$18,913	$(119)	$(250)	$45,750	$(212)	$64,423

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31

(In thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,026	$9,633	$7,982
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	6,067	6,295	4,349
Amortization	469	496	461
Gain on interest rate swap termination	(219)	(85)	—
Net loss on disposal of equipment	104	15	112
Increase in non-current deferred compensation	63	128	69
Stock based compensation expense	818	—	—
Excess tax benefit from stock based compensation	(610)	656	2,200
Impairment loss on long-lived assets	15	143	82
Net (increase) decrease in accounts receivable	(1,810)	1,042	(4,803)
Net (increase) decrease in inventories	2,843	(2,571)	125
Net (increase) decrease in prepaid expenses and other	1,978	(1,674)	537
Net increase (decrease) in accounts payable	2,636	3,402	(336)
Net increase (decrease) in accrued liabilities	737	3,151	196
Net increase (decrease) in deferred revenues	(151)	191	—
Net increase (decrease) in deferred taxes	1,310	(395)	1,974

Net cash provided by operating activities	25,276	20,427	12,948
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,683)	(4,457)	(5,174)
Acquisition of business, net of cash acquired	—	—	(27,777)
Refund on acquisition purchase price	1,666	272	—
Proceeds from sale of plant and equipment	4	4	20

Net cash used in investing activities	(1,013)	(4,181)	(32,931)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	2,000	2,000	6,200
Payments under revolving line of credit	(2,000)	(3,000)	(5,200)
Proceeds relating to issuance of common stock	1,533	761	5
Proceeds from interest rate swap termination	180	121	—
Proceeds from issuance of long-term debt	—	—	28,700
Excess tax benefit from stock based compensation	610	—	—
Repayment of long-term debt	(22,651)	(11,982)	(10,381)
Debt issuance costs	—	—	(136)
Dividends paid	(1,321)	(1,305)	(320)
Repayment of capital lease obligations	—	(7)	(4)

Net cash provided by (used in) financing activities	(21,649)	(13,412)	18,864

Net increase (decrease) in cash	2,614	2,834	(1,119)
Cash and cash equivalents, beginning of the year	3,179	345	1,464

Cash and cash equivalents, end of year	$5,793	$3,179	$345

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)	THE COMPANY

Multi-Color Corporation (the Company), headquartered near Cincinnati, Ohio, supplies printed labels, engravings and packaging services to consumer product and food and beverage companies, retailers and container manufacturers primarily located in the United States, Canada, Mexico, Central and South America. The Company has manufacturing facilities located in Scottsburg, Indiana; Batavia, Troy and Cincinnati, Ohio; Erlanger, Kentucky; Framingham, Massachusetts; Green Bay and Watertown, Wisconsin and Norway, Michigan.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

References to fiscal 2007, 2006 and 2005 are for the fiscal years ended March 31, 2007, 2006 and 2005, respectively. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year classifications.

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

Cash and Cash Equivalents

The Company records all highly liquid short-term investments with maturities of three months or less as cash equivalents.

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

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and the Company tests goodwill annually as of February 28th of each fiscal year for impairment by comparing the fair value of the reporting unit goodwill to its carrying amount. The test is completed on a reporting unit basis and the Company has determined that each of its segments is one reporting unit. At March 31, 2007 and 2006, the Company had approximately $11,759 of goodwill, $7,259 of which related to its Decorating Solutions segment and $4,500 of which related to its Packaging Services segment. Under SFAS 142, impairment is also tested when events or changes in circumstances indicate that the assets carrying values may be greater than the fair values. Intangible assets with definite useful lives continue to be amortized using the straight-line method, which estimates the economic benefit, over periods of up to eight years. Intangible assets are also tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Income Taxes

Deferred income tax assets and liabilities are provided for temporary differences between the tax basis and reported basis of assets and liabilities that will result in taxable or deductible amounts in future years.

Earnings per Common Share

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 90 options in the 2005 computation of diluted EPS because these options would have had an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	2007		2006		2005
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	6,603	$1.67	6,525	$1.48	6,307	$1.27
Effect of dilutive stock options and restricted shares	211	(.05)	211	(.05)	306	(.06)

Diluted EPS	6,814	$1.62	6,736	$1.43	6,613	$1.21

Advertising Costs

Advertising costs are charged to expense as incurred and were minimal in 2007, 2006 and 2005.

Research and Development Costs

Research and development costs are charged to expense as incurred and were $3,094, $1,925 and $2,106 in 2007, 2006 and 2005, respectively.

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

New Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for the Company on April 1, 2007 and will not have a material impact on operating results or financial position.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS 156 is effective for the Company on April 1, 2007 and will not have a material impact on operating results.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of April 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for the Company on April 1, 2007 and will not have a material impact on operating results or financial position.

In February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company on April 1, 2007 and will not have a material impact on operating results or financial position.

(3)	ACCOUNTS RECEIVABLE ALLOWANCE

The Company’s customers are primarily major consumer product companies and container manufacturers, and accounts receivable consist of amounts due in connection with normal business activities. The Company records an allowance for doubtful accounts to reflect the estimated losses of accounts receivable based on past collection history, age and specific individual risks identified. The following table summarizes the activity in the allowance for doubtful accounts for 2007 and 2006:

	2007	2006
Balance at beginning of year	$1,874	$550
Provision	508	1,376
Accounts written-off	(1,800)	(52)

Balance at end of year	$582	$1,874

(4)	INVENTORIES

Inventories as of March 31 consisted of the following:

	2007	2006
Finished goods	$8,834	$11,195
Work-in-process	2,026	2,174
Raw materials	4,353	5,112

	15,213	18,481
Inventory reserves	(1,165)	(1,590)

	$14,048	$16,891

(5)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of March 31:

	2007	2006
Land and buildings	$14,638	$14,925
Machinery and equipment	60,041	59,653
Furniture, fixtures, computer equipment and software	7,976	6,413
Construction in progress	671	1,143

	83,326	82,134
Accumulated depreciation	(37,536)	(32,051)

	$45,790	$50,083

(6)	INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31:

	2007	2006
Non-compete agreements	$750	$750
Customer agreements and lists	2,862	2,862

	3,612	3,612
Accumulated amortization	(1,978)	(1,508)

	$1,634	$2,104

The intangible assets were established in connection with completed acquisitions and are amortized over their remaining useful lives using the straight-line method which estimates the economic benefit. The weighted average amortization period for these assets is 6.6 years. Total amortization expense for 2007, 2006 and 2005 was $469, $496 and $461, respectively. In fiscal 2005, the Company acquired certain customer relationships and customer contracts valued at $1,821 as a result of the NorthStar Print Group (NSPG) acquisition (See Note 16). In 2006, this amount was decreased by $24 as a result of the resolution of a contingent purchase price adjustment.

The annual estimated amortization expense for future years are as follows:

2008	$470
2009	306
2010	224
2011	224
2012 and thereafter	410

Total	$1,634

(7)	DEBT

The components of the Company’s debt consisted of the following as of March 31:

	2007	2006
Scottsburg Industrial Revenue Bonds, floating weekly rate (3.71% at March 31, 2007), optional quarterly principal payments of $170 plus interest through October 2009	$2,365	$2,365
Clermont County Industrial Revenue Bonds, floating weekly rate (6.88% at March 31, 2007), optional quarterly principal payments of $70 plus interest through March 2016	2,785	2,785
Note payable to Avery Dennison Corporation, annual principal payments of $1,099 plus interest at 5%	—	1,099
Mortgage note payable, interest at LIBOR plus 1.50%	—	3,195
Bank term note payable, interest at LIBOR plus 1.25%	—	2,000
Bank term note payable, interest at LIBOR plus 1.25%	—	16,357

	5,150	27,801
Less-current portion of debt	(5,150)	(5,876)

	$—	$21,925

The following is a schedule of future annual principal payments as of March 31, 2007.

2008	$5,150
2009	—
2010	—
2011	—
2012	—
Thereafter	—

Total	$5,150

At March 31, 2007, the Company maintained a credit facility with a consortium of lenders consisting of a revolving line of credit (Revolver), a non-revolving line of credit (Non-Revolver), a swing-line note (Swing-Line) and a Term Note. The Revolver provided for borrowings up to a maximum of $10,000 and interest rates were based upon prime or LIBOR plus certain margin amounts based upon the Company’s leverage ratio. The Company had no outstanding borrowings under the Revolver at March 31, 2007. The Non-Revolver provided for maximum borrowings of $45,000; however the lenders had no obligation to make any advances under the Non-Revolver after the “Draw Termination” date of January 24, 2006. At March 31, 2007, the Company had no outstanding borrowings under the Non-Revolver. The Swing-Line provided for borrowings of up to $2,000 with one of the lenders and interest was based on the prime rate. The Company had no outstanding borrowings under the Swing-Line or Term Note at March 31, 2007.

The credit facility also contained various financial and operating covenants which, among others, required the Company to maintain certain leverage, fixed charge coverage and net worth ratios and limited the payment of dividends to $1,500 annually. As of March 31, 2007, the Company was in compliance with all debt covenants. The credit facility was terminated on May 15, 2007 in connection with the execution of a new credit agreement as described in Note 19.

With respect to the Industrial Revenue Bonds (IRBs), the Company has the option to establish the IRBs’ interest rate form (variable or fixed interest rate). When a fixed interest rate is selected, the fixed rate assigned will approximate the market rate for comparable securities. When a variable rate is selected, or at the end of a fixed interest rate period, the bondholders reserve the right to demand payment of the IRBs. In the event that any of the bondholders exercise their rights, a remarketing agent is responsible for remarketing the IRBs on a best efforts basis for not less than the outstanding principal and accrued interest. In the event the IRBs are not able to be remarketed and the letters of credit are exercised, the lender is committed to providing financing for up to 458 days. These related letters of credit expire on November 1, 2007, in conjunction with the expiration of the credit agreement. As a result, all outstanding debt under the IRBs has been classified as short-term debt as of March 31, 2007.

Substantially all assets of the Company are pledged as collateral under the Company’s borrowings.

(8)	INTEREST RATE SWAPS

Historically, the Company has used interest rate swap contracts (Swaps) in order to manage its exposure to interest rate fluctuations under variable rate borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties. The Swaps were designated as cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in accumulated other comprehensive income.

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

In March 2006, the Company prepaid $2,130 of a $4,100 Term Loan and terminated the related Swap realizing a gain and cash proceeds of $122. As a result, $85 of the gain on the Swap termination was recorded in other income in fiscal 2006 and $37 was deferred and amortized as a reduction of interest expense over the remaining term of the related outstanding debt.

During the year ended March 31, 2007, the Company prepaid the remaining balance of the Term Loan and the Non-Revolver and terminated the related Swap realizing a gain of $219 and cash proceeds of $180. The gain on the termination of the Swaps was recorded in other income.

(9)	DEFERRED COMPENSATION AGREEMENTS

The Company has entered into deferred compensation agreements with certain officers and employees under its 1999 Executive Deferred Compensation Plan, whereby participants receive an annual Company contribution credit based on a percentage (8% for 2007, 2006 and 2005) of such participant’s base compensation. Amounts due under such agreements are classified as long-term liabilities at March 31, 2007 and 2006 and were $688 and $625, respectively. Such amounts are payable, in general and subject to the terms of the Plan, at the later of the attainment of retirement age (60) or termination of employment. Interest on the deferred amounts, which is included in the balances due, was accrued at 9.75%, 7.75% and 6.0% in 2007, 2006 and 2005, respectively. The expense recognized under the Plan in 2007, 2006 and 2005 was $155, $140 and $102, respectively.

(10)	EMPLOYEE BENEFIT PLANS

The Company maintains a 401K retirement savings plan for all employees who meet certain service requirements. The Plan provides for voluntary contributions by the Company’s employees up to a specified maximum percentage of gross pay. At the discretion of the Company’s Board of Directors, the Company will contribute a specified matching percentage of the employee contributions. Company contributions in 2007, 2006 and 2005 were $758, $654 and $462, respectively, which represent approximately one-half of the employee contributions not exceeding 6% of gross pay.

In conjunction with the NSPG acquisition in January 2005 (see Note 16), the Company assumed a single employer defined benefit pension plan (Pension Plan) which covers eligible union employees at its Norway, MI plant who were hired prior to July 14, 1998. The plan provides benefits based on a flat payment formula and years of credited service at a normal retirement age of 65. The benefits are actuarially reduced for early retirement. An active participant may annually elect to irrevocably freeze their benefits to participate in the Company 401K retirement savings plan.

Also in conjunction with the NSPG acquisition, the Company assumed a post retirement health and welfare plan (Health Plan) that upon retirement provides health benefits to certain active Norway plant employees hired on or before July 31, 1998. The Health Plan allows participants to retire as early as age 62 and remain in the active medical plan until reaching Medicare eligibility at age 65. The Health Plan has no assets and the Company pays benefits as incurred.

In September 2006, the FASB issued SFAS 158, Employer’s Accounting for Defined Benefit and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires the Company to recognize the overfunded or underfunded status of its Pension Plan and Health Plan, with changes in the funded status recognized as a separate component to stockholders’ equity. SFAS 158 is effective for the Company as of March 31, 2007. However, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for fiscal years ending after December 31, 2008 and therefore the Company will change its measurement date for the year ended March 31, 2008. The adoption of SFAS 158 increased the Company’s accrued Health Plan liability by $215, deferred tax asset by $83 and increased accumulated other comprehensive loss by $132.

The Company uses a December 31 measurement date for the Pension Plan and Health Plan. Reconciliation of the Plans’ funded status and obligations as of March 31, 2007 and 2006 consisted of the following:

	Pension Plan		Health Plan
	2007	2006	2007	2006
Change in benefit obligation
Projected benefit obligation at beginning of year	$1,052	$966	$563	$314
Service cost	23	25	27	16
Interest cost	60	56	32	18
Plan participants’ contributions	—	—	7	—
Actuarial loss/(gain)	105	5	(47)	215
Benefits paid	(57)	—	(14)	—
Amendments to Plan	18	—	—	—

Projected benefit obligation at end of year	$1,201	$1,052	$568	$563

Change in plan assets
Fair value of plan assets at beginning of year	$1,011	$958	$—	$—
Actual return on plan assets	107	53	—	—
Employer contributions	—	—	7	—
Plan participants’ contributions	—	—	7	—
Benefits paid	(57)	—	(14)	—

Fair value of plan assets at end of year	$1,061	$1,011	$—	$—

Reconciliation of funded status
Funded status	$(140)	$(41)	$(568)	$(563)
Unrecognized net actuarial loss/(gain)	—	30	(7)	215
Employer contributions	—	—	7	1

Accrued cost at end of year	$(140)	$(11)	$(568)	$(347)

Net periodic cost components
Service cost	$23	$25	$27	$16
Interest cost	60	56	32	18
Actual (return) on plan assets	(107)	(53)	—	—
Recognized net actuarial (gain)	26	(24)	—	—
Amortization of net actuarial loss	—	—	11	—

Net periodic pension cost	$2	$4	$70	$34

Weighted average assumptions
Discount rate – net periodic cost	5.75%		5.75%
Discount rate – projected benefit obligation	5.75%		5.75%
Expected long-term rate of return on plan assets	8.0%		—

Rate of compensation increases are not applicable as a result of flat benefit formulas. The discount rate and rate of return were selected based upon current market conditions, Company experience and future expectations.

Pension Plan assets consist primarily of listed equity and debt securities. Below are the weighted average asset allocations by category at March 31, 2007 and 2006, and the target allocations for 2008:

Asset category	2007	2006	Target % 2008
Equity securities	65%	60%	50-60%
Debt securities	15%	14%	10-20%
Real estate	0%	0%	0-10%
Other	20%	26%	20-30%

Total	100%	100%	100%

Assumed health care cost trend rates have a significant effect on the amounts reported for the Health Plan. The health care costs trend rate assumed in measuring the Health Plan benefit obligation is 10% gradually decreasing to 4% in 2012 and thereafter. A one percentage point change in these assumed rates would increase the post retirement obligation by $79 or decrease the post retirement obligation by $69.

The Health Plan has no assets and the Company pays the benefits as incurred. The Company expects to pay $5 of Health Plan benefits and to pay $13 to the Pension Plan in 2008. Benefits expected to be paid from these plans in the future are as follows:

	Pension Plan	Health Plan
2008	$13	$5
2009	13	—
2010	13	13
2011	13	28
2012	12	59
2013-2017	$208	$270

(11)	INCOME TAXES

The provision (benefit) for income taxes includes the following components:

	2007	2006	2005
Currently payable
Federal	$4,073	$5,827	$2,538
State and local	586	990	474

	$4,659	6,817	3,012

Deferred
Federal	1,160	(403)	1,805
State and local	150	8	168

	1,310	(395)	1,973

	$5,969	$6,422	$4,985

The following is reconciliation between the statutory federal income tax rate and the effective tax rate:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	34.0%
State and local income taxes, net of federal income tax benefit	2.9	4.4	4.8
Research and development tax credit	(1.2)	(0.9)	(1.3)
Other	(1.6)	1.5	0.9

Effective tax rate	35.1%	40.0%	38.4%

The net deferred tax components consisted of the following at March 31:

	2007	2006
Deferred tax liabilities:
Tax depreciation over book depreciation	$(7,588)	$(6,607)
Tax intangible amortization over book intangible amortization	(946)	(718)
Software development	(230)	(207)
State deferred tax	—	(608)
Other	(19)	—

	(8,783)	(8,140)

Deferred tax assets:
Deferred compensation	267	219
Inventory reserves	425	742
Allowance for doubtful accounts	205	630
Stock based compensation expense	318	—
Pension liability	135	—
State tax credit carry-forward	1	22
Other	215	484

	1,566	2,097

Net deferred tax liability	$(7,217)	$(6,043)

(12)	MAJOR CUSTOMERS

During 2007, 2006 and 2005, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 47%, 45%, and 43%, respectively, of the Company’s consolidated net revenues. Approximately 30%, 30%, and 33% of sales in 2007, 2006 and 2005, respectively, were to the Procter & Gamble Company (recorded primarily in the Decorating Solutions Segment); approximately 17% and 15% of sales in 2007 and 2006 were to the Miller Brewing Company (recorded in the Decorating Solutions Segment) which became a customer in January 2005 in connection with the NSPG acquisition (see Note 16); and approximately 10% of sales in 2005 were to the Limited Brands (recorded in the Packaging Services Segment).

In addition, accounts receivable balances of such major customers approximated 31% and 32% of the Company’s total accounts receivable balance at March 31, 2007 and 2006, respectively.

The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s operations.

(13)	STOCK BASED COMPENSATION

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

For the year ended March 31, 2007, the Company recorded pre-tax compensation expense for stock-based incentive awards of $818, which increased selling, general and administrative expenses by $758 and cost of revenues by $60 and had an associated tax benefit of $287. The impact on basic and diluted net income per share for the year ended March 31, 2007 was $0.08.

Prior to the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options were classified as operating cash flows. These excess tax benefits are now classified as financing cash flows. As a result of adopting SFAS 123 (R), $610 of excess tax benefits for the year ended March 31, 2007 have been classified as a financing inflow.

Upon adoption of SFAS 123 (R), the Company continued to calculate the value of each employee stock option, estimated on the grant date, using the Black-Scholes model and the following weighted-average assumptions :

	2007	2006	2005
Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	4.88%	4.1%	3.3%
Expected volatility	37.38%	36.0%	39.0%
Dividend yield	0.63%	0.8%	0%

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

As of March 31, 2007, the Company reserved 189 shares for future issuance to key employees and directors under the Company’s stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant and will expire not more than ten years after the date of grant. The applicable options vest ratably over a three to five year period. A summary of the changes in the options outstanding for the year ended March 31, 2007 is shown below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	459	$15.64
Granted	180	$31.83
Exercised	(78)	$13.15
Forfeited	(28)	$23.96

Outstanding at March 31, 2007	533	$21.02	7.6	$4,348

Exercisable at March 31, 2007	203	$14.66	6.4	$1,415

As of March 31, 2007, the total compensation cost related to nonvested options not yet recognized and the weighted-average period over which it is expected to be recognized is $2,933 and 3.2 years, respectively.

The weighted average grant-date fair value of options granted during the year ended March 31, 2007 was $31.83. The total intrinsic value of options exercised during the year ended March 31, 2007 was $334. Cash received from options exercised during the year ended March 31, 2007 was $1,533, with a tax benefit of $610.

Under the 2006 Director Equity Compensation Plan (the 2006 Director Plan), the Company reserved 200 restricted shares of common stock for future issuance to non-employee directors. The cost of these restricted shares is determined using the fair value of the Company’s common stock on the date of the grant and is recognized on a straight-line basis over the three-year vesting period. A summary of the changes in the restricted shares for the year ended March 31, 2007 is shown below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares at March 31, 2006	0	$—
Granted	10	$28.75
Vested	0	$—
Forfeited	0	$—

Non-vested restricted shares at March 31, 2007	10	$28.75

As of March 31, 2007, the total compensation cost related to nonvested restricted shares not yet recognized and the weighted-average period over which it is expected to be recognized was $250 and 2.5 years.

Prior to the adoption of SFAS 123(R), the Company measured compensation expense for its stock option plans using the intrinsic method prescribed by APB No. 25. The Company applied the disclosure provisions of SFAS 123, as if the fair-value based method had been applied in measuring compensation expense.

The following table illustrates the effect on net income and earnings per share for the years ended March 31, 2006 and 2005 as if the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

	2006	2005
Net income – as reported	$9,633	$7,982
Stock based compensation expense determined under the fair value method for all awards, net of income tax benefits	447	366

Net income – pro forma	$9,186	$7,616

Net income per common and common equivalent share – as reported
Basic	$1.48	$1.27
Diluted	$1.43	$1.21
Net income per common and common equivalent share – pro forma
Basic	$1.41	$1.21
Diluted	$1.36	$1.15

(14)	SEGMENT INFORMATION

The Company is organized into two segments within the packaging industry: Decorating Solutions and Packaging Services. The Decorating Solutions segment’s primary operations involve the design and printing of labels, while the Packaging Services segment provides promotional packaging, assembling and fulfillment services. Both segments sell to major consumer product companies. Effective April 1, 2006, all corporate administrative expenses have been allocated to the Company’s segments based upon methods that the Company believes are reasonable, such as formulas based on revenues and number of employees. As a result, the Decorating Solutions and Packaging Services income (loss) before income taxes for the years ended March 31, 2006 and 2005 have been recast to conform to the current period presentation with no net impact to operating results. The Company recorded a pre-tax charge of $3,048 during the year ended March 31, 2007 for the termination of two potential acquisitions, all of which was allocated to the Decorating Solutions segment (see Note 16).

Financial information by operating segment is as follows:

	2007	2006	2005
Revenues:
Decorating Solutions	$192,551	$176,945	$115,755
Packaging Services	30,379	29,132	23,824
Intersegment	(556)	(805)	(113)

	$222,374	$205,272	$139,466

Income (loss) before income taxes:
Decorating Solutions	$14,803	$16,231	$10,520
Packaging Services	2,192	(176)	2,447

	$16,995	$16,055	$12,967

Capital expenditures:
Decorating Solutions	$2,069	$2,580	$3,241
Packaging Services	131	1,162	826
Corporate	483	715	1,107

	$2,683	$4,457	$5,174

Depreciation and amortization:
Decorating Solutions	$5,890	$6,120	$4,408
Packaging Services	646	671	402

	$6,536	$6,791	$4,810

	March 31, 2007	March 31, 2006
Total assets:
Decorating Solutions	$85,219	$91,441
Packaging Services	11,501	11,514
Corporate	10,361	10,679

	$107,081	$113,634

(15)	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has various equipment, office and facility operating leases. Leases expire on various dates through October 2017. Rent expense during 2007, 2006 and 2005 was approximately $2,137, $2,221, and $1,894, respectively.

The annual future minimum rental obligations as of March 31, 2006 are as follows:

2008	$2,033
2009	2,076
2010	1,577
2011	1,465
2012	1,320
Thereafter	3,232

Total	$11,703

Purchase Obligations

The Company has entered into long-term purchase agreements (one to three years) for various uniforms, supplies, utilities and other services which are estimated to be approximately $306 for 2008, $70 for 2009 and $24 for 2010.

Litigation

Litigation is instituted from time to time against the Company which involves routine matters incident to the Company’s business. In the opinion of management, the ultimate disposition of pending litigation will not have a material adverse effect upon the Company’s results of operations, financial position or cash flows.

(16)	ACQUISITIONS

On January 25, 2005, the Company through its wholly owned subsidiaries MCC-Norway, Inc. and MCC-Wisconsin, LLC, completed the purchase of the NorthStar Print Group (NSPG), a subsidiary of Journal Communications, Inc. Specializing in the production of glue-applied, in-mold and pressure sensitive labels for the beverage and consumer markets, NSPG has been integrated into the Company’s Decorating Solutions segment. The Company acquired specific assets and assumed certain liabilities of NSPG, including gravure and flexographic printing equipment, inventory, accounts receivable, real estate and accounts payable. The total purchase price of approximately $25,839 was based upon a multiple of earnings and the estimated book value of the assets acquired and assumed liabilities, inclusive of a post-closing working capital adjustment which resulted in a cash receipt of approximately $272 in May 2005. The NSPG purchase price was also subject to adjustment based on the sales margin of certain product lines during the period from July 2005 through July 2006. In September 2006, such adjustment was finalized and the Company received a cash payment of $1,666 from the seller, which was recorded as a reduction in the amounts allocated to property, plant and equipment. The purchase price also included approximately $1,133 for estimated acquisition related costs including legal, accounting and advisory services. The proceeds paid at closing were obtained through available cash, $20,000 in borrowings under the Non-Revolver and $2,000 borrowed under the Revolver. The acquisition was accounted for as an asset purchase, and accordingly, the adjusted purchase price was allocated to the assets and liabilities based on their fair market value as of the date of acquisition. The following represents a condensed balance sheet of the assets acquired and liabilities assumed at the acquisition date:

Assets Acquired:
Accounts receivable	$5,056
Inventory	6,634
Property, plant and equipment	16,666
Intangible assets	1,821
Other assets	54

Total assets	$30,231

Liabilities Assumed:
Accounts payable	$2,875
Accrued liabilities	1,517

Total liabilities	$4,392

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

The following table summarizes, on an unaudited proforma basis, the estimated combined results of the Company and the NSPG, assuming the acquisition had occurred on April 1, 2004. The results include certain adjustments, primarily depreciation, amortization and interest expense. These adjustments are based on values of the assets acquired and the debt incurred in order to complete the acquisitions and are not necessarily indicative of what results would have been had the Company owned certain assets of NSPG during the period presented.

2005
Net Sales	$188,987
Net Income	$9,758
Earnings per share
Basic	$1.55
Diluted	$1.48

In November 2006, the Company terminated negotiations related to a potential significant acquisition. As a result, the Company recorded a pre-tax charge of $2,289 related to accounting, legal, and investment banking fees and other transaction costs.

In January 2007, the Company was notified by the seller of a significant acquisition target that they were terminating negotiations with the Company. As a result, the Company recorded a pre-tax charge of $759 related to accounting, legal, and investment banking fees and other transaction costs.

(17)	SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	2007	2006	2005
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,225	$1,783	$793
Income taxes paid	$5,081	$4,354	$357
Supplemental Disclosure of Non-Cash Activities:
Additional minimum pension liability	$116	$16	—
Adjustment to initially adopt SFAS 158	$215	$—	$—
Interest rate swap fair value	$(403)	$141	$261
Assets acquired through lease	$1,087

Business combinations accounted for as a purchase:
Assets acquired	—	—	$32,170
Liabilities assumed	—	—	(4,392)
Cash received	—	—	(1)
Refund on purchase price	(1,666)	(272)	—

Net cash paid (received)	$(1,666)	$(272)	$27,777

(18)	OTHER COMPREHENSIVE INCOME

The components of other comprehensive income consist of:

	2007	2006	2005
Net income	$11,026	$9,633	$7,982
Additional minimum pension liability, net of tax	(64)	(16)	—
Adjustment to initially adopt SFAS 158, net of tax	(132)	—	—
Unrealized gain (loss) on interest rate swaps, net of tax	(259)	178	261
Reclassification of net unrealized gain from interest rate swaps into net income	(180)	—	—

Total	$10,391	$9,795	$8,243

(19)	SUBSEQUENT EVENTS

On May 15, 2007, the Company executed a new revolving credit agreement with a consortium of bank lenders (Revolving Credit Agreement). The Revolving Credit Agreement has a term of five years and provides for $50,000 in a revolving line of credit. The Company may elect to increase the Revolving Credit Agreement by an additional $50,000 subject to certain terms described in the loan documents. The Revolving Credit Agreement is secured by all existing and acquired personal property of the Company. The interest rate is based on prime, or LIBOR plus a margin, determined by the Company’s leverage ratio at the time of the borrowing. Under the terms of the Revolving Credit Agreement the Company is subject to certain leverage and interest coverage ratios as well as a minimum net worth.

On June 1, 2007, the Company paid off the $2,365 outstanding balance on the Scottsburg IRB using cash on hand. On June 6, 2007, the Company paid off the $2,785 outstanding balance on the Clermont County IRB using cash on hand.

(20)	QUARTERLY DATA (UNAUDITED)

(In thousands, except per share data)

Fiscal 2007:

	Quarter:
	First	Second	Third	Fourth	Total
Net revenues	$51,746	$56,155	$56,041	$58,432	$222,374
Gross profit	$9,086	$10,363	$10,632	$11,188	$41,269
Acquisition expense	—	—	$3,048	—	$3,048
Net income	$2,486	$3,128	$1,529	$3,883	$11,026

Basic earnings per common share	$0.38	$0.47	$0.23	$0.58	$1.67
Diluted earnings per common and common equivalent share	$0.37	$0.46	$0.22	$0.57	$1.62

In the third quarter of fiscal 2007, the Company recorded $3,048 in charges for the termination of negotiations related to two potential significant acquisitions (See note 16).

Fiscal 2006:

	Quarter:
	First	Second	Third	Fourth	Total
Net revenues	$46,728	$49,663	$55,564	$53,317	$205,272
Gross profit	$7,795	$7,995	$9,412	$9,718	$34,920
Net income	$1,909	$2,050	$2,719	$2,955	$9,633

Basic earnings per common share	$.29	$.32	$.42	$.45	$1.48
Diluted earnings per common and common equivalent share	$.29	$.30	$.40	$.44	$1.43

Fiscal 2005:

	Quarter:
	First	Second	Third	Fourth	Total
Net revenues	$28,750	$31,735	$33,694	$45,287	$139,466
Gross profit	$4,727	$5,626	$6,725	$8,945	$26,023
Net income	$1,115	$1,682	$2,306	$2,879	$7,982

Basic earnings per common share	$.18	$.27	$.36	$.45	$1.27
Diluted earnings per common and common equivalent share	$.17	$.25	$.35	$.43	$1.21

NSPG was acquired in the fourth quarter of 2005 (See Note 16).

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter’s per-share amount may not equal the total per-share amount for the respective year due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13A-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Multi-Color’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, Multi-Color’s Chief Executive Officer and Chief Financial Officer have concluded that, such controls and procedures were effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

During the quarter ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

DIRECTORS

The information required by this item concerning directors is set forth in the sections entitled “Election of Directors” and “Corporate Governance and Board Matters” contained in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

EXECUTIVE OFFICERS

The Executive Officers of the Company are as follows:

Francis D. Gerace, 54, was promoted to President and appointed a Director in May 1999 and was elected Chief Executive Officer in August 1999. Prior to that time, Mr. Gerace served as the Company’s Vice President of Operations from April 1998 to May 1999. Mr. Gerace held various operating positions and was Director of Strategic Business Systems for Fort James Corporation’s Packaging Business from 1993 to 1998. From 1974 to 1993, Mr. Gerace held various general management positions with Conagra, Inc. and Beatrice Foods Company.

Dawn H. Bertsche, 50, was appointed Vice President of Finance, Chief Financial Officer and Secretary in August 1999. In April 2005, Ms. Bertsche was promoted to Senior Vice President of Finance and Chief Financial Officer. Prior to joining Multi-Color, Ms. Bertsche was Chief Financial Officer for Hill Top Research, Inc. from 1997 to 1999 and held the position of Vice President and Controller and other financial positions for Clopay Corporation from 1987 to 1997. From 1977 to 1987, Ms. Bertsche held various financial management positions with LSI Lighting Systems, Inc. and Price Waterhouse.

Donald E. Kneir, 43, was appointed President of the Decorating Solutions Division in February 2004. Prior to joining Multi-Color, Mr. Kneir was President of API Foils, Inc. from 2002 to 2004 and held the position of General Manager and Vice President of Sales and Marketing for Field Container’s Box Division from 2001 to 2002. Prior to this time, Mr. Kneir was the Director of Marketing for Pechiney/American National Can.

James H. Reynolds, 41, was appointed Vice President-Corporate Controller in May 2005 and Chief Accounting Officer in August 2005. Prior to joining Multi-Color, Mr. Reynolds held various financial positions with Cincinnati Bell Inc. from 2000 to 2005, including Vice President Finance, Vice President Controller and Chief Accounting Officer and Assistant Corporate Controller. Prior to 2000, Mr. Reynolds held various positions with PricewaterhouseCoopers.

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

The information required by this item is set forth in the sections entitled “Compensation Discussion and Analysis” and “Executive Compensation Information” contained in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (THOUSANDS, EXCEPT PER SHARE DATA)

The following table provides information regarding shares outstanding and available for issuance under the Company’s existing stock option plans:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	533	$21.02	189
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Of the total securities remaining available for future issuance, 81 shares are reserved for issuance to the Company’s Board of Directors and 108 shares are reserved for issuance to the Company’s employees.

The remainder of the information required by this item is set forth in the tabulation of the amount and nature of Beneficial Ownership of the Company’s securities in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth in the section entitled “Corporate Governance and Board Matters” contained in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this item is set forth in the section entitled “Ratification of the Appointment of Grant Thornton LLP as Independent Registered Public Accountants for Fiscal Year Ending March 31, 2008 contained in our proxy statement to be filed with the SEC and is hereby incorporated by reference into this Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended March 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of March 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended March 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All schedules have been omitted because either they are not required or the information is included in the financial statements and notes thereto.

(a)(3)	List of Exhibits

Exhibit Numbers	Description of Exhibit	Filing Status
3 (i)	Amended and Restated Articles of Incorporation	A

3 (ii)	Amendment to Amended and Restated Articles of Incorporation	A

3 (iii)	Amendment to Amended and Restated Articles of Incorporation	O

3 (iv)	Amended and Restated Code of Regulations	B

10.1	Irrevocable Letter of Credit dated July 19, 1994 from PNC Bank, Ohio, National Association covering $5,750,000 City of Scottsburg, Indiana Economic Development Revenue Bonds	C

10.2	Trust Indenture securing City of Scottsburg, Indiana Economic Development Revenue Series 1989 dated as of October 1, 1989	D

10.3	Bond Purchase Agreement for $5,750,000 City of Scottsburg, Indiana Economic Development Revenue Bonds Series 1989	D

10.5	First Refusal Agreement among the Company’s shareholders	B

10.5a	Waiver, Consent and Amendment Agreement dated May 7, 2002 (Amendment to First Refusal Agreement)	V

10.6	Loan Agreement between City of Scottsburg, Indiana and Multi-Color dated October 1, 1989 for $5,750,000	D

10.9	Remarketing Agreement dated as of December 1, 1989 by and among the Company, The Ohio Company and The PNC Bank (Formerly The Central Trust Company, N.A.)	D

10.33	Fourth Amended and Restated Credit, Reimbursement and Security Agreement as of June 6, 2000 among Multi-Color Corporation, PNC Bank, National Association and Keybank National Association	O

10.35	Amendment to Credit Agreement dated February 8, 2001	P

10.39	Asset Purchase Agreement, dated November 18, 2002 between Multi-Color Corporation, Dennison Manufacturing Co., and Avery Dennison Corporation	S

10.40	Loan Agreement, dated November 7, 2003 between Multi-Color Corporation and Key Bank National Association	W

10.42	First Amendment to Credit Agreement dated December 30, 2003	W

10.43	Second Amendment to Credit Agreement dated June 30, 2004 between Multi-Color Corporation and LaSalle Bank National Association, PNC Bank National Association, Key Bank National Association and Harris Trust and Savings	X

10.44	Asset Purchase Agreement, dated January 25, 2005, between Multi-Color Corporation, MCC-Norway, Inc., MCC-Wisconsin, LLC, NorthStar Print Group, Inc., and Journal Communications, Inc.	Y

10.45	Third Amendment and Consent Agreement effective January 25, 2005 between Multi-Color Corporation and LaSalle Bank National Association, PNC Bank National Association, Key Bank National Association and Harris Trust and Savings	Y

10.49	Fourth Amendment effective September 27, 2006 between Multi-Color Corporation and LaSalle Bank National Association, PNC Bank National Association, Key Bank National Association and Harris Trust and Savings	AC

10.50	Credit Agreement, dated as of May 15, 2007 among Multi-Color Corporation, as the Company, The Various Financial Institutions Party Hereto as Lenders, and LaSalle Bank National Association, as Administrative Agent	AD

10.51	Guaranty and Collateral Agreement dated as of May 15, 2007 among Multi-Color Corporation and the Other Parties hereto, as Grantors, and LaSalle Bank National Association, as the Administrative Agent	AD

MANAGEMENT CONTRACTS AND COMPENSATION PLANS

10.20	401(k) Retirement Savings Plan and Trust	B

10.24	1998 Non-Employee Director Stock Option Plan of Multi-Color Corporation	I

10.26	Employment Agreement entered into March 16, 1998 by and between the Company and Francis D. Gerace	F

10.27	Amendment to Employment Agreement dated May 18, 1999, to employment agreement dated as of March 16, 1998 among Multi-Color Corporation and Francis D. Gerace	F

10.29	1999 Long-Term Incentive Plan of Multi-Color Corporation dated as of January 19, 1999	L

10.41	2003 Stock Option Plan	U

10.46	Severance Arrangements with Dawn H. Bertsche and Donald E. Kneir	AB

10.47	Executive Incentive Compensation for Fiscal Year 2007	Z

10.48	Executive Incentive Compensation for Fiscal Year 2008	AA

10.52	2006 Director Equity Incentive Plan	AE

21	Subsidiaries of the Company	G

23	Consent of Grant Thornton LLP	G

31.1	Section 302 Certification – CEO	G

31.2	Section 302 Certification – CFO	G

32.1	Section 906 Certification – CEO	G

32.2	Section 906 Certification – CFO	G

A	Filed as an exhibit to the Form 10-K for the 1996 fiscal year and incorporated herein by reference.
B	Filed as an exhibit to Registration Statement #33-51772, filed September 10, 1992, and incorporated herein by reference.
C	Filed as an exhibit to the Form 10-K for the 1994 fiscal year and incorporated herein by reference.
D	Filed as an exhibit to the Form 10-K for the 1990 fiscal year and incorporated herein by reference.
F	Filed as an exhibit to the Form 10-K for the 1999 fiscal year and incorporated herein by reference.
G	Filed herewith.
I	Filed as an exhibit to the 1998 Proxy Statement and incorporated herein by reference.
J	Filed as an exhibit to the Form 10-K for the 1998 fiscal year and incorporated herein by reference.
L	Filed as an exhibit to the 1999 Proxy Statement and incorporated herein by reference.
O	Filed as an exhibit to the Form 10-K for the 2000 fiscal year and incorporated herein by reference.
P	Filed as an exhibit to the Form 10-K for the 2001 fiscal year and incorporated herein by reference.
S	Filed as an exhibit to the Form 8-K filed February 3, 2003 and incorporated herein by reference.
U	Filed as an exhibit to the 2003 Proxy Statement and incorporated herein by reference.
V	Filed as an exhibit to the Form 10-K for the 2003 fiscal year and incorporated herein by reference.
W	Filed as an exhibit to the Form 10-K for the 2004 fiscal year and incorporated herein by reference.
X	Filed as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.
Y	Filed as an exhibit to the Form 8-K filed January 25, 2005 and incorporated herein by reference.
Z	Filed as an exhibit to the Form 8-K filed April 19, 2006 and incorporated herein by reference.
AA	Included in the Form 8-K filed April 17, 2007 and incorporated herein by reference.
AB	Filed as an exhibit to the Form 10-K for the 2005 fiscal year and incorporated herein by reference.
AC	Filed as an exhibit to the Form 8-K filed October 3, 2006 and incorporated herein by reference.
AD	Filed as an exhibit to the Form 8-K filed May 15, 2007 and incorporated herein by reference.
AE	Filed as an appendix to the 2006 Proxy Statement and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION
Dated: June 8, 2007	(Registrant)

	By:	/s/ Francis D. Gerace
Francis D. Gerace
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Francis D. Gerace	President, Chief Executive Officer and Director	June 8, 2007
Francis D. Gerace	(Principal Executive Officer)

/s/ Dawn H. Bertsche	Senior Vice President Finance,	June 8, 2007
Dawn H. Bertsche	Chief Financial Officer, Secretary
(Principal Financial Officer)

/s/ James H. Reynolds James H. Reynolds	Vice President-Corporate Controller and Chief Accounting Officer	June 8, 2007

/s/ Lorrence T. Kellar	Chairman of the Board of Directors	June 8, 2007
Lorrence T. Kellar

/s/ David L. Abbott	Director	June 8, 2007
David L. Abbott

/s/ Robert R. Buck	Director	June 8, 2007
Robert R. Buck

/s/ Charles B. Connolly	Director	June 8, 2007
Charles B. Connolly

/s/ Roger A. Keller	Director	June 8, 2007
Roger A. Keller

/s/ Thomas M. Mohr	Director	June 8, 2007
Thomas M. Mohr