Form 10-Q
period 2007-06-30
MULTI COLOR CORP
filed 2007-08-03
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File #0-16148

Multi-Color Corporation

(Exact name of Registrant as specified in its charter)

OHIO	31-1125853
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 E-Business Way, Suite 400

Sharonville, Ohio 45241

(Address of principal executive offices)

Registrant's telephone number – (513) 381-1480

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

Common shares, no par value 6,757,711 (as of July 31, 2007)

MULTI-COLOR CORPORATION

FORM 10-Q

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	June 30, 2007	June 30, 2006
Net revenues	$52,323	$46,150
Cost of revenues	42,451	37,326

Gross profit	9,872	8,824
Selling, general and administrative expenses	5,340	4,767

Operating income	4,532	4,057
Interest expense	66	351
Other (income) expense, net	(102)	(57)

Income from continuing operations before income taxes	4,568	3,763
Income tax expense	1,708	1,390

Net income from continuing operations	2,860	2,373
Income (loss) from discontinued operations, net of tax	(52)	113

Net Income	$2,808	$2,486

Basic earnings per common share:
Income from continuing operations	$0.43	$0.36
Income (loss) from discounted operations	$(0.01)	$0.02

Basic earnings per common share	$0.42	$0.38

Diluted earnings per common share:
Income from continuing operations	$0.41	$0.35
Income (loss) from discontinued operations	—	$0.02

Diluted earnings per common share	$0.41	$0.37

Dividends per common share	$0.05	$0.05
Weighted average shares and equivalents outstanding:
Basic	6,660	6,578
Diluted	6,906	6,793

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$286	$5,793
Accounts receivable, net of allowance of $598 and $546 at June 30, 2007 and March 31, 2007, respectively	22,471	21,834
Inventories	15,760	13,610
Deferred tax assets	819	826
Prepaid expenses and other	836	947
Current assets of discontinued operations	2,252	4,796

Total current assets	42,424	47,806
Property, plant and equipment, net	43,911	43,675
Goodwill	7,259	7,259
Intangible assets, net	1,517	1,634
Other	3	3
Noncurrent assets of discontinued operations	6,601	6,704

Total assets	$101,715	$107,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,150
Accounts payable	15,097	14,775
Current portion of deferred revenues	438	40
Accrued income taxes	1,406	351
Accrued liabilities	1,500	1,657
Accrued payroll and benefits	2,897	6,322
Current liabilities of discontinued operations	1,766	3,679

Total current liabilities	23,104	31,974
Deferred tax liabilities	7,736	8,043
Deferred compensation and other liabilities	3,046	2,318
Noncurrent liabilities of discontinued operations	325	323

Total liabilities	34,211	42,658
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $.10 per share; 10,000 shares authorized, 6,746 and 6,689 shares issued at June 30, 2007 and March 31, 2007, respectively	348	341
Paid-in capital	20,864	18,913
Treasury stock, 29 shares at cost	(119)	(119)
Restricted stock	(1,387)	(250)
Retained earnings	48,010	45,750
Accumulated other comprehensive income (loss)	(212)	(212)

Total stockholders’ equity	67,504	64,423

Total liabilities and stockholders’ equity	$101,715	$107,081

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,808	$2,486
Loss (income) from discontinued operations	52	(113)

Income from continuing operations	2,860	2,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,359	1,367
Amortization	117	117
Gain on interest rate swap termination	—	(7)
Net loss on disposal of equipment	—	30
Increase in non-current deferred compensation and other liabilities	529	44
Stock based compensation expense	283	192
Excess tax benefit from stock based compensation	(210)	(77)
Impairment loss on long-lived assets	—	15
Deferred taxes, net	(301)	(77)
Net (increase) decrease in accounts receivable, net	(638)	1,296
Net (increase) decrease in inventories	(2,150)	(1,236)
Net (increase) decrease in prepaid expenses and other	111	(31)
Net increase (decrease) in accounts payable	322	201
Net increase (decrease) in accrued liabilities and other	(2,552)	(1,196)
Net increase (decrease) in deferred revenues	397	(108)

Net cash provided by continuing operating activities	127	2,903
Net cash provided by discontinued operating activities	724	1,011

Cash provided by operating activities	851	3,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,594)	(359)
Proceeds from sale of plant and equipment	—	1

Net cash used in continuing investing activities	(1,594)	(358)
Net cash used in discontinued investing activities	(38)	(51)

Cash used in investing activities	(1,632)	(409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	1,000	—
Payments under revolving line of credit	(1,000)	—
Proceeds from issuance of common stock	547	188
Excess tax benefit from stock based compensation	210	77
Repayment of long-term debt	(5,150)	(3,194)
Dividends paid	(333)	(328)

Net cash used in financing activities	(4,726)	(3,257)

Net increase (decrease) in cash	(5,507)	248
Cash and cash equivalents, beginning of period	5,793	3,179

Cash and cash equivalents, end of period	$286	$3,427

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$76	$392
Income taxes paid, net of refunds received	$62	$579

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Interest rate swap fair value	$—	$78

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except per share data)

Item 1.	Financial Statements (continued)

1.	Description of Business and Significant Accounting Policies

The Company:

Multi-Color Corporation (the Company), headquartered near Cincinnati, Ohio, supplies printed labels and engravings to consumer product and food and beverage companies, retailers and container manufacturers primarily located in the United States, Canada, Mexico and Central and South America. The Company has manufacturing plants located in Scottsburg, Indiana; Batavia and Troy, Ohio; Erlanger, Kentucky; Framingham, Massachusetts; Green Bay and Watertown, Wisconsin and Norway, Michigan.

Prior to June 2007, the Company was organized into two segments within the packaging industry: Decorating Solutions and Packaging Services. The Decorating Solutions segment’s primary operations involve the design and printing of labels, while the Packaging Services segment provides promotional packaging, assembling and fulfillment services. In June 2007, the Company entered into a definitive agreement for the sale of Quick Pak (see Note 6), whose operating results were reported as the Packaging Services segment. Accordingly, the results of Quick Pak are now presented as discontinued operations for all periods in the consolidated financial statements and the Company no longer reports any segment results.

Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

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

Revenue Recognition:

The Decorating Solutions segment recognizes revenue on sales of products when the customer receives title to the goods, which is generally upon shipment or delivery depending on sales terms. Prior to its disposition (See Note 6), the Packaging Services segment recognized revenue upon completion of the service provided to the customer or in certain circumstances, when the customer received title to the goods upon shipment. All revenues are denominated in U.S. dollars and net of applicable returns and discounts.

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

Goodwill and Intangible Assets:

Goodwill is not amortized and is tested annually as of February 28th of each fiscal year for impairment by comparing the fair value of the reporting unit’s goodwill to its carrying amount. Impairment is also tested when events or changes in circumstances indicate that the assets carrying values may be greater than the fair values. Intangible assets with definite useful lives are amortized using the straight-line method, which estimates the economic benefit, over periods of up to eight years. Intangible assets are also tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Income Taxes:

Deferred income tax assets and liabilities are provided for temporary differences between the tax basis and reported basis of assets and liabilities that will result in taxable or deductible amounts in future years.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on April 1, 2007. See Note 7 for the impact of adoption.

Fair Value Disclosure:

The fair value of financial instruments approximates carrying value.

Stock Based Compensation:

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended June 30, 2007 and 2006 was $283 and $192, respectively.

New Accounting Pronouncements:

In June 2007, the FASB ratified Emerging Issues Task Force 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007, which for the Company is the fiscal year beginning April 1, 2008. The Company is currently assessing the impact of EITF 06-11 on the Company’s consolidated financial position and results of operations.

2.	Earnings Per Common Share Data

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury method. The Company excluded 160 options in the three months ended June 30, 2006 computation of diluted EPS because these options would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended June 30,
	2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount

Basic EPS	6,660	$0.42	6,578	$0.38
Effect of dilutive stock options	246	(0.01)	215	(0.01)

Diluted EPS	6,906	$0.41	6,793	$0.37

3.	Inventories

Inventories are comprised of the following:

	June 30, 2007	March 31, 2007
Finished goods	$9,282	$8,834
Work in process	3,438	2,026
Raw materials	4,142	3,721

	16,862	14,581
Inventory reserves	(1,102)	(971)

	$15,760	$13,610

4.	Debt

The components of the Company’s debt consisted of the following:

	June 30, 2007	March 31, 2007
Industrial Revenue Bonds	$—	$5,150
Less-current portion of debt	—	(5,150)

	$—	$—

On May 15, 2007, the Company executed a new five-year senior secured revolving credit agreement (Revolving Credit Agreement) with a consortium of bank lenders (the Lenders). As of June 30, 2007, there were no borrowings outstanding under the Revolving Credit Agreement.

The Revolving Credit Agreement provides for a $50,000 senior secured revolving credit facility, which the Company may elect to increase by up to $50,000 subject to certain terms as described in the loan documents. The Lenders may also issue letters of credit and swing line loans under the Revolving Credit Agreement. The Company’s indebtedness under the Revolving Credit Agreement is collateralized by liens on substantially all of the Company’s personal property.

Loans under the Revolving Credit Agreement bear interest either at: (i) the greater of (a) the prime rate in effect and (b) the federal funds rate in effect plus 0.5% or (ii) the applicable London inter-bank offered rate plus the applicable margin between 0.625% and 1.75% based on the Company’s leverage ratio at the time of the borrowing.

The Revolving Credit Agreement contains limitations on additional indebtedness, liens, guarantees and capital leases. In addition, the Revolving Credit Agreement requires that the Company maintain the following financial covenants: (a) an interest coverage ratio of not less than 2.50 to 1.00, (b) total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) of not greater than 3.25 to 1.00 and (c) a net worth of $51,539, increasing quarterly beginning June 30, 2007, as defined in the Revolving Credit Agreement. As of June 30, 2007, the Company was in compliance with all debt covenants.

In June 2007, the Company paid off the $5,150 outstanding balance on its Scottsburg and Clermont County Industrial Revenue Bonds using cash on hand.

5.	Major Customers

During the three months ended June 30, 2007 and 2006, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 54% and 52%, respectively, of the Company’s consolidated net revenues. Approximately 34% and 30% of revenues for the three months ended June 30, 2007 and 2006, respectively were to the Procter & Gamble Company. Approximately 20% and 22% of revenues for the three months ended June 30, 2007 and 2006, respectively were to the Miller Brewing Company. In addition, accounts receivable balances of such major customers approximated 32% and 34% of the Company’s total accounts receivable balance at June 30, 2007 and March 31, 2007, respectively.

The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s results of operations.

6.	Discontinued Operations

In June 2007, the Company entered into a definitive agreement to sell its Packaging Services division, Quick Pak, for $19,200 in cash. The transaction closed on July 2, 2007, and accordingly, the Company will record a pre-tax gain of approximately $11,000 in the quarter ended September 30, 2007. In accordance with the provisions of SFAS No. 144, the results of Quick Pak are now presented as discontinued operations for all periods in the consolidated financial statements and the Company no longer reports any segment results. The Company allocates general corporate interest expense based on budgeted cost of goods sold. The amount of interest expense allocated to Quick Pak for the three months ended June 30, 2007 and 2006, was $9 and $43, respectively.

Operating results of discontinued operations are as follows:

	Three Months Ended June 30,
	2007	2006
Revenues	$3,988	$5,736
Income(loss) from discontinued operations:
Income(loss) from discontinued operations, before tax	(83)	179
Income tax expense (benefit)	(31)	66

Income(loss) from discontinued operations	$(52)	$113

Assets and liabilities related to discontinued operations consist of the following:

	June 30, 2007	March 31, 2007
Assets
Accounts receivable	$1,762	$4,224
Inventories	347	438
Prepaid expenses and other	143	134

Total current assets	2,252	4,796
Property, plant and equipment, net	2,021	2,115
Goodwill	4,500	4,500
Other	80	89

Assets of discontinued operations	$8,853	$11,500

Liabilities
Accounts payable	$1,374	$2,467
Accrued liabilities	164	440
Accrued payroll and benefits	228	772

Total current liabilities	1,766	3,679
Other	325	323

Liabilities of discontinued operations	$2,091	$4,002

7.	Income Taxes

In July 2006, the FASB issued FIN 48, which clarified the accounting for tax positions recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In accordance with FIN 48, the benefits of tax positions will not be recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal and state and local examinations by tax authorities for years before fiscal 2004.

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits, interest and penalties of approximately $211, with a corresponding decrease to the April 1, 2007 balance of retained earnings.

As of April 1, 2007 and June 30, 2007, the Company had a $900 liability, which includes interest and penalties of $153, recorded for unrecognized tax benefits for U.S. federal and state tax jurisdictions. The total liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheet, as payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. In addition, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $900.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations(Amounts in Thousands)

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We continually evaluate our estimates, including, but not limited to, those related to revenue recognition, bad debts, inventories and any related reserves, income taxes, fixed assets, goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the facts and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies impact the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. Additionally, our senior management has reviewed the critical accounting policies and estimates with the Board of Directors’ Audit and Finance Committee. For a more detailed discussion of the application of these and other accounting policies, refer to Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2007.

Revenue Recognition

Our Decorating Solutions segment recognizes revenue on sales of products when the customer receives title to the goods, which is generally upon shipment or delivery depending on sales terms. Prior to disposition, our Packaging Services segment recognized revenue upon completion of the service provided to the customer or in certain circumstances, when the customer received title to the goods upon shipment. All revenues are denominated in U.S. dollars and net of applicable returns and discounts.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarified the accounting for tax positions recognized in the financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In accordance with FIN 48, the benefits of tax positions will not be recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

We adopted FIN 48 as of April 1, 2007. See Note 7.

Executive Overview

Prior to June 2007, we were organized into two segments within the packaging industry: Decorating Solutions and Packaging Services. In June 2007, we entered into a definitive agreement for the sale of Quick Pak (see Note 6), whose operating results were reported as the Packaging Services segment. The transaction closed on July 2, 2007, and accordingly, we will record a pre-tax gain of approximately $11,000 in the quarter ending September 30, 2007. Accordingly, the results of Quick Pak are now presented as discontinued operations for all periods in the consolidated financial statements and we no longer report any segment results.

We provide a wide range of products and services for the packaging needs of our customers. We provide a complete line of label solutions for a wide variety of consumer product and food and beverage companies. Our vision is to be a premier global resource of decorating solutions. Currently, our customers are located throughout North, Central and South America. We continue to monitor and analyze new trends in the packaging and consumer product industries to ensure that we are providing appropriate products and services to our customers. Certain factors that influence our business include consumer spending, new product introductions, new packaging technologies and demographics.

Consolidated net revenues of $52,323 for the first quarter of fiscal 2008 increased by $6,173 compared to $46,150 for the first quarter of the prior year. The 13% organic growth rate was due primarily to strong demand from our global consumer product and food and beverage customers as well as winning new customers.

The label markets we serve continue to experience a competitive environment and price pressures. We have initiated many cost reduction programs to meet the demands of the market while minimizing the impact on our margins. We continually search for ways to reduce our costs through improved production and labor efficiencies, reduced substrate waste, new substrate options and lower substrate pricing.

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

Results of Operations

Three Months Ended June 30, 2007 compared to the Three Months Ended June 30, 2006:

	2007	2006	$ Change	% Change
Net Revenues	$52,323	$46,150	$6,173	13%

Revenues for the three months ended June 30, 2007 as compared to the same period of the prior year increased primarily due primarily to strong demand from our global consumer product and food and beverage customers as well as winning new customers.
	2007	2006	$ Change	% Change
Gross Profit	$9,872	$8,824	$1,048	12%
% of Revenues	19%	19%

Gross profit increased $1,048 or 12% as compared to the same period in the prior year as a result of higher volumes due to organic sales growth.
	2007	2006	$ Change	% Change
Selling, General & Administrative	$5,340	$4,767	$573	12%
% of Revenues	10%	10%

Selling, general and administrative (SG&A) expenses increased $573 or 12% from the prior year. The increase in SG&A is primarily attributable to staff increases of approximately $250 associated with our growth and increased research and development and selling expenses to support several new customer projects of approximately $150 and $100, respectively.

	2007	2006	$ Change	% Change
Interest Expense	$66	$351	$(285)	(81)%

Interest expense decreased as compared to the same period of the prior year as a result of a decrease in the outstanding debt. We had no outstanding debt at June 30, 2007, compared to $24,607 at June 30, 2006.

	2007	2006	$ Change	% Change
Income Tax Expense	$1,708	$1,390	$318	23%

Income tax expense increased $318 from the first quarter of the prior year primarily as a result of an increase in earnings. The effective rate increased from 36.9% to 37.4% due to a refund received during the three months ended June 30, 2006 that offset current tax expense. Our expected tax rate for fiscal year 2008 is 37.9%.

	2007	2006	$ Change	% Change
Income (loss) from discontinued operations, net of tax	$(52)	$113	$(165)	(146)%

In June 2007, we entered into a definitive agreement for the sale of Quick Pak (see Note 6), whose operating results were previously reported as the Packaging Services segment. Accordingly, the results of Quick Pak are now presented as discontinued operations. Quick Pak experienced a decrease in net revenues and gross profit for the first quarter of fiscal 2008 compared to the prior year, as a result of promotional work for an existing customer in the prior year, which did not recur.

Liquidity and Capital Resources

Through the three months ended June 30, 2007, net cash provided by operating activities was $851 as compared to $3,914 in the same period of the prior year. The decrease in cash flow is due to increased inventory and accounts receivable and decreased accrued liabilities due primarily to the timing of payments related to payroll and benefits.

We expect to make capital expenditures of approximately $10,000 to $15,000 during fiscal year 2008, consisting primarily of plant equipment and computer software. We believe that net cash flows from operations and availability under the Revolving Credit Agreement are sufficient to fund our working capital requirements, debt service requirements and dividends for the next twelve months. We had a working capital position of $19,320 and $15,832 at June 30, 2007 and March 31, 2007, respectively.

Through the three months ended June 30, 2007, net cash used in financing activities was $4,726 as compared to $3,257 in the same period for the prior year. During the three months ended June 30, 2007, we paid off $5,150 in long-term debt, while in the prior year we paid off $3,194 in long-term debt.

On May 15, 2007, we executed a new five-year senior secured revolving credit agreement (Revolving Credit Agreement) with a consortium of bank lenders (the Lenders). As of June 30, 2007, there were no borrowings outstanding under the Revolving Credit Agreement. Available borrowings under the Revolving Credit Agreement as of June 30, 2007 consisted of $50,000 under the revolving line of credit and an additional $50,000 subject to certain terms described in the loan documents.

The Revolving Credit Agreement provides for a $50,000 senior secured revolving credit facility, which we may elect to increase by up to $50,000 subject to certain terms as described in the loan documents. The Lenders may also issue letters of credit and swing line loans under the Revolving Credit Agreement. Our indebtedness under the Revolving Credit Agreement is collateralized by liens on substantially all of our personal property.

Loans under the Revolving Credit Agreement bear interest either at: (i) the greater of (a) the prime rate in effect and (b) the federal funds rate in effect plus 0.5% or (ii) the applicable London inter-bank offered rate plus the applicable margin between 0.625% and 1.75% based on our leverage ratio at the time of the borrowing.

The Revolving Credit Agreement contains limitations on additional indebtedness, liens, guarantees and capital leases. In addition, the Revolving Credit Agreement requires that we maintain the following financial covenants: (a) an interest coverage ratio of not less than 2.50 to 1.00, (b) total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) of not greater than 3.25 to 1.00 and (c) a net worth of $51,539, increasing quarterly beginning June 30, 2007, as defined in the Revolving Credit Agreement. As of June 30, 2007, we were in compliance with all debt covenants.

From time to time we review potential acquisitions of businesses. While there are no present commitments to acquire any businesses that would have a material impact on our financial position or results of operations, such acquisitions may require us to issue additional equity or incur additional debt.

On July 2, 2007, we completed the sale of Quick Pak, which provided cash consideration of $19,200.

Contractual Obligations

The following table summarizes Multi-Color’s contractual obligations as of June 30, 2007:

Aggregated Information about Contractual Obligations and Other Commitments for continuing operations:

June 30, 2007	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Rent due under Operating Leases	$5,767	$1,170	$1,000	$613	$571	$441	$1,972

Other Long-Term Obligations (1)	1,378	209	13	26	40	71	1,019

Unconditional Purchase Obligations	282	254	28	—	—	—	—

Total Contractual Cash Obligations (2)	$7,427	$1,633	$1,041	$639	$611	$512	$2,991

(1)	Amounts include $646 of expected post retirement benefit payments and $732 of deferred compensation obligations. The more than 5 years column includes $541 of the deferred compensation obligations as the timing of such payments are not determinable.
(2)	The table excludes $900 in liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable. See Note 7.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company's Form 10-K for the year ended March 31, 2007.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

Part II - Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – The Company had no material changes to the Risk Factors disclosed in the Company’s Form 10-K for the year ended March 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: August 3, 2007	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President Finance,
Chief Financial Officer and Secretary