Form 10-Q
period 2007-09-30
MULTI COLOR CORP
filed 2007-11-01
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common shares, no par value – 10,142,887 (as of October 31, 2007)

MULTI-COLOR CORPORATION

FORM 10-Q

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net revenues	$52,063	$49,027	$104,337	$95,177
Cost of revenues	42,595	39,448	84,998	76,774

Gross profit	9,468	9,579	19,339	18,403
Selling, general and administrative expenses	4,936	4,972	10,276	9,739

Operating income	4,532	4,607	9,063	8,664
Interest expense	58	322	123	673
Other (income) expense, net	(284)	(39)	(386)	(96)

Income from continuing operations before income taxes	4,758	4,324	9,326	8,087
Income tax expense	1,807	1,623	3,514	3,013

Net income from continuing operations	2,951	2,701	5,812	5,074
Income from discontinued operations, net of tax	6,922	427	6,869	540

Net Income	$9,873	$3,128	$12,681	$5,614

Basic earnings per common share:
Income from continuing operations	$0.29	$0.27	$0.58	$0.51
Income from discontinued operations	$0.69	$0.04	$0.69	$0.06

Basic earnings per common share	$0.98	$0.31	$1.27	$0.57

Diluted earnings per common share:
Income from continuing operations	$0.28	$0.27	$0.56	$0.50
Income from discontinued operations	$0.67	$0.04	$0.66	$0.05

Diluted earnings per common share	$0.95	$0.31	$1.22	$0.55

Dividends per common share	$0.05	$0.03	$0.05	$0.03
Weighted average shares and equivalents outstanding:
Basic	10,043	9,895	10,006	9,888
Diluted	10,367	10,191	10,355	10,197

The accompanying notes are an integral part of the consolidated financial statements.

All share and per share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$18,524	$5,793
Accounts receivable, net of allowance of $606 and $546 at September 30, 2007 and March 31, 2007, respectively	21,733	21,834
Inventories	16,746	13,610
Deferred tax assets	772	826
Prepaid expenses and other	2,316	947
Current assets of discontinued operations	—	4,796

Total current assets	60,091	47,806
Property, plant and equipment, net	45,292	43,675
Goodwill	7,259	7,259
Intangible assets, net	1,399	1,634
Other	8	3
Noncurrent assets of discontinued operations	—	6,704

Total assets	$114,049	$107,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,150
Accounts payable	15,005	14,775
Current portion of deferred revenues	365	40
Accrued income taxes	5,614	351
Accrued liabilities	1,672	1,657
Accrued payroll and benefits	3,801	6,322
Current liabilities of discontinued operations	—	3,679

Total current liabilities	26,457	31,974
Deferred tax liabilities	6,633	8,043
Deferred compensation and other liabilities	3,211	2,318
Noncurrent liabilities of discontinued operations	—	323

Total liabilities	36,301	42,658
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $.10 per share; 25,000 shares authorized, 10,133 and 10,034 shares issued at September 30, 2007 and March 31, 2007, respectively	349	341
Paid-in capital	21,439	18,913
Treasury stock, 29 shares at cost	(119)	(119)
Restricted stock	(1,255)	(250)
Retained earnings	57,546	45,750
Accumulated other comprehensive income (loss)	(212)	(212)

Total stockholders’ equity	77,748	64,423

Total liabilities and stockholders’ equity	$114,049	$107,081

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,681	$5,614
(Income) from discontinued operations	(6,869)	(540)

Income from continuing operations	5,812	5,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,731	2,713
Amortization	235	235
Gain on interest rate swap termination	—	(15)
Net loss on disposal of equipment	33	45
Increase in non-current deferred compensation	89	88
Stock based compensation expense	575	383
Excess tax benefit from stock based compensation	(361)	(77)
Impairment loss on long-lived assets	—	15
Deferred taxes, net	(1,357)	300
Net (increase) decrease in accounts receivable	101	(1,143)
Net (increase) decrease in inventories	(3,137)	(430)
Net (increase) decrease in prepaid expenses and other	(1,374)	15
Net increase (decrease) in accounts payable	230	18
Net increase (decrease) in accrued liabilities and other	(1,758)	(895)
Net increase (decrease) in deferred revenues	325	(105)

Net cash provided by continuing operating activities	2,144	6,221
Net cash provided by discontinued operating activities	548	1,853

Cash provided by operating activities	2,692	8,074

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,381)	(981)
Refund on acquisition purchase price	—	1,666
Proceeds from sale of plant and equipment	—	1

Net cash provided by (used in) continuing investing activities	(4,381)	686
Net cash provided by (used in) discontinued investing activities	18,912	(105)

Cash provided by investing activities	14,531	581

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	1,000	1,000
Payments under revolving line of credit	(1,000)	(1,000)
Proceeds from issuance of common stock	964	188
Excess tax benefit from stock based compensation	361	77
Repayment of long-term debt	(5,150)	(4,388)
Dividends paid	(667)	(658)

Net cash used in financing activities	(4,492)	(4,781)

Net increase in cash	12,731	3,874
Cash and cash equivalents, beginning of period	5,793	3,179

Cash and cash equivalents, end of period	$18,524	$7,053

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$89	$702
Income taxes paid, net of refunds received	$2,784	$3,281
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Interest rate swap fair value	$—	$263

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except per share data)

Item 1.	Financial Statements (continued)

1.	Description of Business and Significant Accounting Policies

The Company:

Multi-Color Corporation (the Company), headquartered in Sharonville, Ohio, supplies printed labels and engravings to consumer product and food and beverage companies, retailers and container manufacturers primarily located in the United States, Canada, Mexico and Central and South America. The Company has manufacturing plants located in Scottsburg, Indiana; Batavia and Troy, Ohio; Erlanger, Kentucky; Framingham, Massachusetts; Green Bay and Watertown, Wisconsin and Norway, Michigan.

Prior to June 2007, the Company was organized into two segments within the packaging industry: Decorating Solutions and Packaging Services. The Decorating Solutions segment’s primary operations involve the design and printing of labels, while the Packaging Services segment provided promotional packaging, assembling and fulfillment services. On July 2, 2007, the Company completed the sale of Quick Pak (see Note 6), whose operating results were reported as the Packaging Services segment. Accordingly, the results of Quick Pak are now presented as discontinued operations for all periods in the consolidated financial statements and the Company no longer reports any segment results.

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

Revenue Recognition:

The Company recognizes revenue on sales of products when the customer receives title to the goods, which is generally upon shipment or delivery depending on sales terms. Prior to its disposition (see Note 6), the Packaging Services segment recognized revenue upon completion of the service provided to the customer or in certain circumstances, when the customer received title to the goods upon shipment. All revenues are denominated in U.S. dollars and net of applicable returns and discounts.

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

Goodwill and Intangible Assets:

Goodwill is not amortized and is tested annually as of February 28th of each fiscal year for impairment by comparing the fair value of the reporting unit’s goodwill to its carrying amount. The Company also tests for impairment when events or changes in circumstances indicate that the assets carrying values may be greater than the fair values. Intangible assets with definite useful lives are amortized using the straight-line method, which estimates the economic benefit, over periods of up to eight years. Intangible assets are also tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Stock Based Compensation:

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended September 30, 2007 and 2006 was $292 and $191, respectively. The Company’s stock based compensation expense for the six months ended September 30, 2007 and 2006 was $575 and $383, respectively.

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

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury method. The Company excluded 237 and 239 options in the three and six months ended September 30, 2006, respectively, computation of diluted EPS because these options would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2007		2006		2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	10,043	$0.98	9,895	$0.31	10,006	$1.27	9,888	$0.57
Effect of dilutive stock options	324	(0.03)	296	—	349	(0.05)	309	(0.02)

Diluted EPS	10,367	$0.95	10,191	$0.31	10,355	$1.22	10,197	$0.55

All Share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

3.	Inventories

Inventories are comprised of the following:

	September 30, 2007	March 31, 2007
Finished goods	$10,886	$8,834
Work in process	3,224	2,026
Raw materials	3,773	3,721

	17,883	14,581
Inventory reserves	(1,137)	(971)

	$16,746	$13,610

4.	Debt

The components of the Company’s debt consisted of the following:

	September 30, 2007	March 31, 2007
Industrial Revenue Bonds	$—	$5,150
Less-current portion of debt	—	(5,150)

	$—	$—

On May 15, 2007, the Company executed a new five-year senior secured revolving credit agreement (Revolving Credit Agreement) with a consortium of bank lenders (the Lenders). As of September 30, 2007, there were no borrowings outstanding under the Revolving Credit Agreement.

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

The Revolving Credit Agreement contains limitations on additional indebtedness, liens, guarantees and capital leases. In addition, the Revolving Credit Agreement requires that the Company maintain the following financial covenants: (a) an interest coverage ratio of not less than 2.50 to 1.00, (b) total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) of not greater than 3.25 to 1.00 and (c) a net worth of $51,539, increasing quarterly beginning June 30, 2007, as defined in the Revolving Credit Agreement. As of September 30, 2007, the Company was in compliance with all debt covenants.

In June 2007, the Company paid off the $5,150 outstanding balance on its Scottsburg and Clermont County Industrial Revenue Bonds using cash on hand.

5.	Major Customers

During the three months ended September 30, 2007 and 2006, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 53% and 56%, respectively, of the Company’s consolidated net revenues. Approximately 35% and 36% of revenues for the three months ended September 30, 2007 and 2006, respectively were to the Procter & Gamble Company. Approximately 18% and 20% of revenues for the three months ended September 30, 2007 and 2006, respectively were to the Miller Brewing Company. In addition, accounts receivable balances of such major customers approximated 23% and 34% of the Company’s total accounts receivable balance at September 30, 2007 and March 31, 2007, respectively.

The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s results of operations.

6.	Discontinued Operations

In June 2007, the Company entered into a definitive agreement to sell its Packaging Services division, Quick Pak, for $19,200 in cash. The transaction closed on July 2, 2007, and accordingly, the Company recorded an after-tax gain on the sale of $6,922 in the quarter ended September 30, 2007. In accordance with the provisions of SFAS No. 144, the results of Quick Pak are now presented as discontinued operations for all periods in the consolidated financial statements and the Company no longer reports any segment results. The Company allocated general corporate interest expense based on budgeted cost of goods sold. The amount of interest expense allocated to Quick Pak, for the six months ended September 30, 2007 and 2006 and the three months ended September 30, 2006 was $9 and $83, and $40 respectively.

Operating results of discontinued operations are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenues	$—	$7,306	$3,988	$13,042

Income from discontinued operations:
Gain on sale, before taxes	$11,278	$—	$11,278	$—
Income (loss) from discontinued operations, before taxes	—	683	(83)	863

Total income from discontinued operations, before taxes	11,278	683	11,195	863
Income tax expense	4,356	256	4,326	323

Income from discontinued operations	$6,922	$427	$6,869	$540

Assets and liabilities related to discontinued operations consisted of the following:

March 31, 2007
Assets
Accounts receivable	$4,224

Inventories	438
Prepaid expenses and other	134

Total current assets	4,796
Property, plant and equipment, net	2,115
Goodwill	4,500
Other	89

Assets of discontinued operations	$11,500

Liabilities
Accounts payable	$2,467
Accrued liabilities	440
Accrued payroll and benefits	772

Total current liabilities	3,679
Other	323

Liabilities of discontinued operations	$4,002

7.	Income Taxes

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

As of April 1, 2007 and September 30, 2007, the Company had a liability of $900 and $1,054, respectively, which includes interest and penalties of $153 and $216, respectively, recorded for unrecognized tax benefits for U.S. federal and state tax jurisdictions. The total liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheet, as payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. In addition, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $1,054.

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

Revenue Recognition

We recognize revenue on sales of products when the customer receives title to the goods, which is generally upon shipment or delivery depending on sales terms. Prior to its disposition (see Note 6), our Packaging Services segment recognized revenue upon completion of the service provided to the customer or in certain circumstances, when the customer received title to the goods upon shipment. All revenues are denominated in U.S. dollars and net of applicable returns and discounts.

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

Goodwill and Other Acquired Intangible Assets

We test goodwill and other intangible assets for impairment annually and/or whenever events or circumstances indicate that an impairment may have occurred. The impairment test is completed based upon our assessment of the estimated fair value of goodwill and other intangible assets.

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

We adopted FIN 48 as of April 1, 2007. See Note 7.

Executive Overview

Prior to June 2007, we were organized into two segments within the packaging industry: Decorating Solutions and Packaging Services. In June 2007, we entered into a definitive agreement for the sale of Quick Pak (see Note 6), whose operating results were reported as the Packaging Services segment. The transaction closed on July 2, 2007, and accordingly, we recorded an after-tax gain of $6,922 in the quarter ended September 30, 2007. Accordingly, the results of Quick Pak are now presented as discontinued operations for all periods in the consolidated financial statements and we no longer report any segment results.

We provide a complete line of innovative label solutions for a wide variety of consumer product and food and beverage companies, national retailers, and container manufacturers worldwide. Our vision is to be a premier global resource of decorating solutions. Currently, our customers are located throughout North, Central and South America. We continue to monitor and analyze new trends in the packaging and consumer product industries to ensure that we are providing appropriate products and services to our customers. Certain factors that influence our business include consumer spending, new product introductions, new packaging technologies and demographics.

Consolidated net revenues of $52,063 for the second quarter of fiscal 2008 increased by $3,036 compared to $49,027 for the second quarter of the prior year. The 6% organic growth rate was due primarily to strong demand from our global consumer product and food and beverage customers as well as winning new customers.

We experienced a decline in gross margins to 18% from 20% in the prior year due to a decrease in graphics and pre-press business as well as operating inefficiencies due to capacity constraints. Our net income from continuing operations increased by 9% for second quarter of fiscal 2008 compared to the second quarter of the prior year due to decreased interest expense and increased investment income.

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

On October 22, 2007, we announced the expansion of our manufacturing operations with the purchase of a new building in Batavia, OH. Our two existing Troy and Batavia, OH plants will be consolidated into this new facility to reduce costs and provide capacity for long term growth. In addition, we also intend to acquire two new presses under operating leases which will be located in this new facility.

Our key objectives for fiscal year 2008 include winning new customers, growing with existing customers, low cost manufacturing and selective domestic and international business acquisitions.

Results of Operations

Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006:

	2007	2006	$ Change	% Change
Net Revenues	$52,063	$49,027	$3,036	6%

Revenues for the three months ended September 30, 2007 as compared to the same period of the prior year increased primarily due to strong demand from our global consumer product and food and beverage customers as well as winning new customers, and these new customers accounted for approximately 30% of the total revenue growth.
	2007	2006	$ Change	% Change
Gross Profit	$9,468	$9,579	$(111)	(1)%
% of Revenues	18%	20%

Gross profit decreased $111 or 1% and gross margins decreased from 20% to 18% as compared to the same period in the prior year as a result of operating inefficiencies from capacity constraints and a decrease in graphics and pre-press business associated with a new product launch with an existing customer that did not recur in 2007.

	2007	2006	$ Change	% Change
Selling, General & Administrative Expenses	$4,936	$4,972	$(36)	(1)%
% of Revenues	9%	10%

Selling, general and administrative (SG&A) expenses decreased $36 or 1% and also decreased from 10% to 9% as a percent of revenues due to cost reduction initiatives designed to mitigate the earnings loss from the sale of Quick Pak (see Note 6) and to continue leveraging our sales growth.

Interest Expense and Other (Income) Expense

	2007	2006	$ Change	% Change
Interest Expense	$58	$322	$(264)	(82)%
Other (Income) Expense, net	$(284)	$(39)	$245	N/M

Interest expense decreased as compared to the same period of the prior year as a result of a decrease in the outstanding debt. We had no outstanding debt at September 30, 2007, compared to $23,412 at September 30, 2006. The increase in other income was due to $239 in increased investment income due to higher levels of cash and cash equivalents on hand during the quarter resulting from the proceeds on the sale of Quick Pak (see Note 6).

	2007	2006	$ Change	% Change
Income Tax Expense	$1,807	$1,623	$184	11%

Income tax expense increased $184 from the second quarter of the prior year primarily as a result of an increase in earnings. The effective rate increased slightly from 37.5% to 37.9% due to a refund received during the three months ended September 30, 2006 that offset current tax expense. Our expected tax rate for fiscal year 2008 is 37.9%.

	2007	2006	$ Change	% Change
Income from discontinued operations, net of tax	$6,922	$427	$6,495	N/M

The sale of Quick Pak was completed on July 2, 2007 which resulted in an after-tax gain of $6,922. Quick Pak had no operations during the three months ended September 30, 2007. During the three months ended September 30, 2006, Quick Pak experienced an increase in net revenues and gross profit as a result of strong service demand of promotional programs from existing customers, favorable service mix and productivity efficiencies.

Six Months Ended September 30, 2007 compared to the Six Months Ended September 30, 2006:

	2007	2006	$ Change	% Change
Net Revenues	$104,337	$95,177	$9,160	10%

Revenues for the six months ended September 30, 2007 as compared to the same period of the prior year increased due primarily to strong demand from our global consumer product and food and beverage customers as well as winning new customers.

	2007	2006	$ Change	% Change
Gross Profit	$19,339	$18,403	$936	5%
% of Revenues	19%	19%

Gross profit increased $936 or 5% as compared to the same period in the prior year as a result of higher volumes due to organic sales growth.
	2007	2006	$ Change	% Change
Selling, General & Administrative Expenses	$10,276	$9,739	$537	6%
% of Revenues	10%	10%

SG&A expenses increased $537 or 6% from the prior year. The increase in SG&A is primarily attributable to increased research and development to support several new customer projects of approximately $277 and increased selling expenses of $273 due to increased headcount.

Interest Expense and Other (Income) Expense

	2007	2006	$ Change	% Change
Interest Expense	$123	$673	$(550)	(82)%
Other (Income) Expense, net	$(386)	$(96)	$290	N/M

Interest expense decreased as compared to the same period of the prior year as a result of a decrease in the outstanding debt. We had no outstanding debt at September 30, 2007, compared to $23,412 at September 30, 2006. The increase in other income was due to $285 in increased investment income due to higher levels of cash and cash equivalents on hand during the year resulting from the proceeds on the sale of Quick Pak (see Note 6).

	2007	2006	$ Change	% Change
Income Tax Expense	$3,514	$3,013	$501	17%

Income tax expense increased $501 from the six months ended September 30, 2006 primarily as a result of an increase in earnings. The effective rate increased slightly from 37.3% to 37.7% due to a refund received during the six months ended September 30, 2006 that offset current tax expense. Our expected tax rate for fiscal year 2008 is 37.9%.

	2007	2006	$ Change	% Change
Income (loss) from discontinued operations, net of tax	$6,869	$540	$6,329	N/M

The sale of Quick Pak was completed on July 2, 2007 which resulted in an after-tax gain of $6,922. During the six months ended September 30, 2007, Quick Pak experienced a decrease in net revenues and gross profit compared to the prior year, as a result of promotional work for an existing customer in the prior year, which did not recur. In addition, Quick Pak had no operations during the three months ended September 30, 2007, as a result of the sale on July 2, 2007. During the six months ended September 30, 2006, Quick Pak experienced an increase in net revenues and gross profit as a result of strong service demand of promotional programs from existing customers, favorable service mix and productivity efficiencies.

Liquidity and Capital Resources

Through the six months ended September 30, 2007, net cash provided by operating activities was $2,692 as compared to $8,074 in the same period of the prior year. The decrease in cash flow is due to increased inventories due primarily to the timing of customer shipments and decreased accrued liabilities due primarily to the timing of payments related to payroll and benefits as well as a decrease in cash provided by discontinued operations resulting from the sale of Quick Pak on July 2, 2007.

Through the six months ended September 30, 2007, net cash provided by investing activities was $14,531 as compared to $581 in the same period of the prior year. The increase is due to the $18,950 in cash consideration received from the sale of Quick Pak, partially offset by increased capital expenditures.

During the six months ended September 30, 2007, we made capital expenditures of $4,381 that were funded primarily through cash flows from operations. On October 22, 2007, we announced the expansion of our manufacturing operations with the purchase of a new building in Batavia, OH. Our two existing Troy and Batavia, OH plants will be consolidated into this new facility to reduce costs and provide capacity for long term growth. In addition, we also intend to acquire two new presses under operating leases which will be located in this new facility. As a result of this expansion, we expect to make gross capital expenditures of approximately $20,000 to $25,000 during fiscal 2008. However, we currently intend to finance the building and certain related improvements through a sale-leaseback transaction which will result in net capital expenditures for fiscal 2008 of approximately $10,000 to $15,000.

Through the six months ended September 30, 2007, net cash used in financing activities was $4,492 as compared to $4,781 in the same period for the prior year. During the six months ended September 30, 2007, we paid off $5,150 in long-term debt, while in the prior year we paid off $4,388 in long-term debt.

We believe that net cash flows from operations, proceeds from the sale of Quick Pak and availability under the Revolving Credit Agreement are sufficient to fund our working capital requirements and dividends for the next twelve months. We had a working capital position of $33,634 and $15,832 at September 30, 2007 and March 31, 2007, respectively.

On May 15, 2007, we executed a new five-year senior secured revolving credit agreement (Revolving Credit Agreement) with a consortium of bank lenders (the Lenders). As of September 30, 2007, there were no borrowings outstanding under the Revolving Credit Agreement. Available borrowings under the Revolving Credit Agreement as of September 30, 2007 consisted of $50,000 under the revolving line of credit and an additional $50,000 subject to certain terms described in the loan documents.

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

The Revolving Credit Agreement contains limitations on additional indebtedness, liens, guarantees and capital leases. In addition, the Revolving Credit Agreement requires that we maintain the following financial covenants: (a) an interest coverage ratio of not less than 2.50 to 1.00, (b) total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) of not greater than 3.25 to 1.00 and (c) a net worth of $51,539, increasing quarterly beginning June 30, 2007, as defined in the Revolving Credit Agreement. As of September 30, 2007, we were in compliance with all debt covenants.

From time to time we review potential acquisitions of businesses. While there are no present commitments to acquire any businesses that would have a material impact on our financial position or results of operations, such acquisitions may require us to issue additional equity or incur additional debt.

Contractual Obligations

The following table summarizes Multi-Color’s contractual obligations as of September 30, 2007:

Aggregated Information about Contractual Obligations and Other Commitments for continuing operations:

September 30, 2007	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Rent due under Operating Leases	$5,405	$1,184	$860	$611	$548	$386	$1,816
Other Long-Term Obligations (1)	1,423	217	13	26	40	71	1,056
Unconditional Purchase Obligations	796	768	28	—	—	—	—

Total Contractual Cash Obligations (2)	$7,624	$2,169	$901	$637	$588	$457	$2,872

(1)	Amounts include $646 of expected post retirement benefit payments and $777 of deferred compensation obligations. The more than 5 years column includes $578 of the deferred compensation obligations as the timing of such payments are not determinable.
(2)	The table excludes $1,054 in liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable. See Note 7.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2007.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

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

The annual meeting of shareholders was held on August 16, 2007. The voting results have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007. At the meeting, the shareholders voted on the following items:

1.	Election of the following directors:

	Votes for	Votes withheld
Robert R. Buck	9,111,911	259,761
Charles B. Connolly	8,769,325	602,347
Francis D. Gerace	9,014,592	231,080
Lorrence T. Kellar	8,674,372	697,300
Roger A. Keller	8,903,125	468,547
Thomas M. Mohr	9,129,844	241,828

2.	Ratification of the amendment to the 2003 Stock Incentive Plan (5,861,681 votes for, 2,041,843 votes against, 1,468,148 votes withheld).

3.	Ratification of the amendment to the Company’s Articles of Incorporation (8,491,451 votes for, 851,036 votes against, 29,185 votes withheld).

4.	Ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accountants for fiscal 2008 (9,308,034 votes for, 24,497 votes against, 39,141 votes withheld).

Item 5.	Other Information – None

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: November 1, 2007	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President Finance,
Chief Financial Officer and Secretary