Form 10-Q
period 2007-12-31
MULTI COLOR CORP
filed 2008-02-08
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Common shares, no par value – 10,133,437 (as of January 31, 2008)

MULTI-COLOR CORPORATION

FORM 10-Q

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Net revenues	$48,267	$46,958	$152,604	$142,135
Cost of revenues	39,731	38,371	124,729	115,145

Gross profit	8,536	8,587	27,875	26,990
Selling, general and administrative expenses	4,764	5,083	15,040	14,822
Acquisition expenses	—	3,048	—	3,048

Operating income	3,772	456	12,835	9,120
Interest expense	54	228	177	901
Other (income) expense, net	778	(257)	392	(353)

Income from continuing operations before income taxes	2,940	485	12,266	8,572
Income tax expense	968	182	4,483	3,195

Net income from continuing operations	1,972	303	7,783	5,377
Income from discontinued operations, net of tax	152	1,226	7,022	1,766

Net Income	$2,124	$1,529	$14,805	$7,143

Basic earnings per common share:
Income from continuing operations	$0.19	$0.03	$0.78	$0.54
Income from discontinued operations	$0.02	$0.12	$0.70	$0.18

Basic earnings per common share	$0.21	$0.15	$1.48	$0.72

Diluted earnings per common share:
Income from continuing operations	$0.19	$0.03	$0.75	$0.52
Income from discontinued operations	$0.02	$0.12	$0.68	$0.17

Diluted earnings per common share	$0.21	$0.15	$1.43	$0.69

Dividends per common share	$0.05	$0.03	$0.05	$0.03
Weighted average shares and equivalents outstanding:
Basic	10,065	9,955	10,025	9,955
Diluted	10,349	10,170	10,345	10,372

The accompanying notes are an integral part of the consolidated financial statements.

All share and per share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 31, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$7,542	$5,793
Accounts receivable, net of allowance of $547 and $546 at December 31, 2007 and March 31, 2007, respectively	16,291	21,834
Inventories	14,308	13,610
Deferred tax assets	1,093	826
Prepaid expenses and other	6,351	947
Current assets of discontinued operations	—	4,796

Total current assets	45,585	47,806
Property, plant and equipment, net	54,393	43,675
Goodwill	7,259	7,259
Intangible assets, net	1,281	1,634
Other	10	3
Noncurrent assets of discontinued operations	—	6,704

Total assets	$108,528	$107,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,150
Accounts payable	12,104	14,775
Current portion of deferred revenues	221	40
Accrued income taxes	—	351
Accrued liabilities	2,305	1,657
Accrued payroll and benefits	4,320	6,322
Current liabilities of discontinued operations	—	3,679

Total current liabilities	18,950	31,974
Deferred tax liabilities	6,562	8,043
Deferred compensation and other liabilities	3,029	2,318
Noncurrent liabilities of discontinued operations	—	323

Total liabilities	28,541	42,658

Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $.10 per share; 25,000 shares authorized, 10,093 and 10,034 shares issued at December 31, 2007 and March 31, 2007, respectively	353	341
Paid-in capital	22,204	18,913
Treasury stock, 29 shares at cost	(119)	(119)
Restricted stock	(1,403)	(250)
Retained earnings	59,164	45,750
Accumulated other comprehensive income (loss)	(212)	(212)

Total stockholders’ equity	79,987	64,423

Total liabilities and stockholders’ equity	$108,528	$107,081

The accompanying notes are an integral part of the consolidated financial statements.

Issued share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,805	$7,143
Less income from discontinued operations	(7,022)	(1,766)

Income from continuing operations	7,783	5,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,110	4,126
Amortization	353	353
Gain on interest rate swap termination	—	(217)
Loss on foreign currency forward contracts	957	—
Net loss on disposal of equipment	38	59
Increase in non-current deferred compensation	134	135
Stock based compensation expense	887	600
Excess tax benefit from stock based compensation	(462)	(374)
Impairment loss on long-lived assets	—	15
Deferred taxes, net	(1,749)	698
Net (increase) decrease in accounts receivable	5,542	651
Net (increase) decrease in inventories	(698)	2,150
Net (increase) decrease in prepaid expenses and other	(5,411)	1,999
Net increase (decrease) in accounts payable	(2,671)	(1,948)
Net increase (decrease) in accrued liabilities and other	(7,393)	(1,612)
Net increase (decrease) in deferred revenues	180	(138)

Net cash provided by continuing operating activities	1,600	11,874
Net cash provided by discontinued operating activities	701	3,861

Cash provided by operating activities	2,301	15,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,866)	(1,794)
Refund on acquisition purchase price	—	1,666
Proceeds from sale of plant and equipment	—	1

Net cash provided by (used in) continuing investing activities	(14,866)	(127)
Net cash provided by (used in) discontinued investing activities	18,912	(123)

Cash provided by (used in) investing activities	4,046	(250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	1,000	2,000
Payments under revolving line of credit	(1,000)	(2,000)
Proceeds from interest rate swap termination	—	180
Proceeds from issuance of common stock	1,260	1,052
Excess tax benefit from stock based compensation	462	374
Repayment of long-term debt	(5,150)	(17,377)
Dividends paid	(1,170)	(989)

Net cash used in financing activities	(4,598)	(16,760)

Net increase (decrease) in cash	1,749	(1,275)
Cash and cash equivalents, beginning of period	5,793	3,179

Cash and cash equivalents, end of period	$7,542	$1,904

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$127	$1,047
Income taxes paid, net of refunds received	$9,962	$4,288

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Foreign currency forward contracts fair value	$957	$—
Interest rate swap fair value	$—	$(391)
Assets acquired through lease	$—	$1,087

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

Goodwill and Intangible Assets:

Goodwill is not amortized and is tested annually as of the last day of February of each fiscal year for impairment by comparing the fair value of the reporting unit’s goodwill to its carrying amount. The Company also tests for impairment when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Intangible assets with definite useful lives are amortized using the straight-line method, which estimates the economic benefit, over periods of up to eight years. Intangible assets are also tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Derivative Financial Instruments- Foreign Currency Forward Contracts:

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities, as amended. This standard requires the recognition of derivative instruments as either assets or liabilities in the balance sheet at fair value and the recognition of resulting gains or losses as adjustments to earnings or other comprehensive income. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Also see Note 8.

Stock Based Compensation:

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended December 31, 2007 and 2006 was $312 and $217, respectively. The Company’s stock based compensation expense for the nine months ended December 31, 2007 and 2006 was $887 and $600, respectively.

New Accounting Pronouncements:

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the way companies account for business combinations and will generally require assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. This accounting standard is effective for the Company’s year ending March 31, 2010 and early adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for the Company’s year ending March 31, 2010 and early adoption is not permitted. This pronouncement will not have a material impact on the Company.

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

2. Earnings Per Common Share Data

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury method. The company excluded 54 options in the three and nine months ended December 31, 2007 from the computation of diluted EPS because these options would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2007		2006		2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	10,065	$.21	9,955	$.15	10,025	$1.48	9,955	$.72
Effect of dilutive stock options	284	—	215	—	320	(.05)	417	(.03)

Diluted EPS	10,349	$.21	10,170	$.15	10,345	$1.43	10,372	$.69

All Share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

3. Inventories

Inventories are comprised of the following:

	December 31, 2007	March 31, 2007
Finished goods	$10,228	$8,834
Work in process	1,695	2,026
Raw materials	3,504	3,721

	15,427	14,581
Inventory reserves	(1,119)	(971)

	$14,308	$13,610

4. Debt

The components of the Company’s debt consisted of the following:

	December 31, 2007	March 31, 2007
Industrial Revenue Bonds	$—	$5,150
Less-current portion of debt	—	(5,150)

	$—	$—

On May 15, 2007, the Company executed a new five-year senior secured revolving credit agreement (Revolving Credit Agreement) with a consortium of bank lenders (the Lenders). As of December 31, 2007, there were no borrowings outstanding under the Revolving Credit Agreement.

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

The Revolving Credit Agreement contains limitations on additional indebtedness, liens, guarantees and capital leases. In addition, the Revolving Credit Agreement requires that the Company maintain the following financial covenants: (a) an interest coverage ratio of not less than 2.50 to 1.00, (b) total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) of not greater than 3.25 to 1.00 and (c) a net worth of $51,539, increasing quarterly beginning June 30, 2007, as defined in the Revolving Credit Agreement. As of December 31, 2007, the Company was in compliance with all debt covenants.

In June 2007, the Company paid off the $5,150 outstanding balance on its Scottsburg and Clermont County Industrial Revenue Bonds using cash on hand.

5. Major Customers

During the three months ended December 31, 2007 and 2006, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 55% of the Company’s consolidated net revenues. Approximately 37% and 35% of revenues for the three months ended December 31, 2007 and 2006, respectively were to the Procter & Gamble Company. Approximately 18% and 20% of revenues for the three months ended December 31, 2007 and 2006, respectively were to the Miller Brewing Company.

During the nine months ended December 31, 2007 and 2006, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 54% and 55%, respectively, of the Company’s consolidated net revenues. Approximately 35% and 34% of revenues for the nine months ended December 31, 2007 and 2006, respectively were to the Procter & Gamble Company. Approximately 19% and 21% of revenues for the nine months ended December 31, 2007 and 2006, respectively were to the Miller Brewing Company. In addition, accounts receivable balances of such major customers approximated 23% and 34% of the Company’s total accounts receivable balance at December 31, 2007 and March 31, 2007, respectively.

The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s results of operations and cash flows.

6. Discontinued Operations

In June 2007, the Company entered into a definitive agreement to sell its Packaging Services division, Quick Pak, for $19,200 in cash. The transaction closed on July 2, 2007, and accordingly, the Company recorded an after-tax gain on the sale of $6,922 in the quarter ended September 30, 2007. In accordance with the provisions of SFAS No. 144, the results of Quick Pak are now presented as discontinued operations for all periods in the consolidated financial statements and the Company no longer reports any segment results. The Company allocated general corporate interest expense based on budgeted cost of goods sold. The amount of interest expense allocated to Quick Pak, for the nine months ended December 31, 2007 and 2006 and the three months ended December 31, 2007 and December 31, 2006 was $9 and $104, and $0 and $21, respectively.

Operating results of discontinued operations are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenues	$—	$9,084	$3,988	$22,126

Income from discontinued operations:
Gain on sale, before taxes	$—	$—	$11,278	$—
Income (loss) from discontinued operations, before taxes	—	1,961	(83)	2,824

Total income from discontinued operations, before taxes	—	1,961	11,195	2,824
Income tax expense (benefit)	(152)	735	4,173	1,058

Income from discontinued operations	$152	$1,226	$7,022	$1,766

Assets and liabilities related to discontinued operations consisted of the following:

March 31, 2007
Assets
Accounts receivable	$4,224
Inventories	438
Prepaid expenses and other	134

Total current assets	4,796
Property, plant and equipment, net	2,115
Goodwill	4,500
Other	89

Assets of discontinued operations	$11,500

Liabilities
Accounts payable	$2,467
Accrued liabilities	440
Accrued payroll and benefits	772

Total current liabilities	3,679
Other	323

Liabilities of discontinued operations	$4,002

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

As of April 1, 2007 and December 31, 2007, the Company had a liability of $900 and $862 respectively, which includes interest and penalties of $153 and $75, respectively, recorded for unrecognized tax benefits for U.S. federal and state tax jurisdictions. The total liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheet, as payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. In addition, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $862.

8. Pending Acquisition

On November 5, 2007, the Company executed a Letter of Intent to acquire Collotype International Holdings Pty. Ltd. (Collotype), a label manufacturer headquartered in Adelaide, Australia. At December 31, 2007, the Company had approximately $1,050 of capitalized acquisition costs related to the pending acquisition of Collotype and such acquisition costs will be included as a component of the purchase price when the transaction is completed. If the transaction is not completed, any acquisition costs related to the Collotype acquisition will be expensed in the period during which the transaction is terminated. Also see Note 9.

In December 2007, the Company entered into 5 forward currency contracts (Contracts) to acquire 125,000 Australian dollars in January 2008 at various exchange rates, in connection with its pending acquisition of Collotype. The Contracts do not qualify as hedges for accounting purposes since they relate to an anticipated business combination and therefore, any change in fair value is recorded in earnings. At December 31, 2007, the fair value of the Contracts had decreased by $957 which was recorded in Other Expenses in the consolidated income statement. The Contracts will be settled when the transaction is completed and any further gain or loss will be recorded based on the fair value of the Contracts at the settlement date.

9. Subsequent Event

On January 21, 2008, the Company entered into a Definitive Agreement to acquire Collotype for approximately $175,000, subject to adjustment upon the achievement of certain financial targets as defined in the agreement. Approximately 30% of the Collotype acquisition price will be paid through the issuance of 2,026 unregistered shares of the Company’s common stock and the balance will be paid in cash which will be funded through cash on hand and borrowings under a new credit facility. The acquisition is expected to close by the end of February 2008.

Simultaneous with closing of the Collotype acquisition, the Company will execute a new five-year $200 million credit facility with an option to increase the facility up to an additional $50 million, subject to the terms of the loan agreement.

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

We adopted FIN 48 as of April 1, 2007. See Note 7.

Executive Overview

Prior to June 2007, we were organized into two segments within the packaging industry: Decorating Solutions and Packaging Services. In June 2007, we entered into a definitive agreement for the sale of Quick Pak (see Note 6), whose operating results were reported as the Packaging Services segment. The transaction closed on July 2, 2007 and we recorded an after-tax gain of $6,922 in the quarter ended September 30, 2007. Accordingly, the results of Quick Pak are now presented as discontinued operations for all periods in the consolidated financial statements and we no longer report any segment results.

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

Consolidated net revenues of $48,267 for the third quarter of fiscal 2008 increased by $1,309 or 3% compared to $46,958 for the third quarter of the prior year primarily due to winning new customers.

Gross margins were steady at 18% of sales for both the current year and prior year. Our net income from continuing operations increased by $1,669 compared to the prior year quarter primarily as a result of a $3,048 reduction in acquisition expenses incurred during the third quarter of fiscal 2007 that was partially offset by an increase in other expenses due to a $957 charge recorded in the third quarter of fiscal 2008 related to foreign currency contracts (see Note 8).

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

We have continued to make progress in expanding our customer base and portfolio of products, services and manufacturing locations in order to address issues related to customer concentration. We continue to examine business strategies to diversify our business. On January 21, 2008 we entered into a definitive agreement to acquire Collotype International Holdings Pty. Ltd. (Collotype), a label manufacturer headquartered in Adelaide, Australia. See Notes 8 and 9.

In October 2007, we announced the expansion of our manufacturing operations with the purchase of two new presses for a newly acquired manufacturing facility in Batavia, Ohio. Our two existing Troy and Batavia, Ohio plants will be consolidated into this new facility to both reduce costs and provide needed capacity for long term growth.

Our key objectives for fiscal year 2008 include winning new customers, growing with existing customers, low cost manufacturing and selective domestic and international business acquisitions.

Results of Operations

Three Months Ended December 31, 2007 compared to the Three Months Ended December 31, 2006:

	2007	2006	$ Change	% Change
Net Revenues	$48,267	$46,958	$1,309	3%

Revenues for the three months ended December 31, 2007 as compared to the same period of the prior year increased 3% primarily due to winning new customers.

	2007	2006	$ Change	% Change
Gross Profit	$8,536	$8,587	$(51)	(1)%
% of Revenues	18%	18%

Gross profit margin remained at 18% in both periods despite incurring $292 of expenses related to our manufacturing expansion during the three months ended December 31, 2007.

	2007	2006	$ Change	% Change
Selling, General & Administrative Expenses	$4,764	$5,083	$(319)	(6)%
% of Revenues	10%	11%
Acquisition Expenses	—	$3,048	$(3,048)	(100)%
% of Revenues	—	6%

Selling, general and administrative (SG&A) expenses decreased $319 or 6% and also decreased from 11% to 10% of revenues due to cost reduction initiatives designed to mitigate the earnings loss from the sale of Quick Pak (See note 6).

During the three months ended December 31, 2006, we terminated negotiations related to two potential acquisitions. As a result, we incurred $3,048 in acquisition expenses related to accounting, legal, investment banking fees and other transaction costs.

Interest Expense and Other (Income) Expense

	2007	2006	$ Change	% Change
Interest Expense	$54	$228	$(174)	(76)%
Other (Income) Expense, net	$778	$(257)	$(1,035)	N/M

Interest expense decreased as compared to the same period of the prior year as a result of a decrease in outstanding debt. We had no outstanding debt during the three months ended December 31, 2007, compared to $10,424 of outstanding debt at December 31, 2006.

Other expense increased by $1,035 due to a non-cash charge of $957 that was recorded as a result of a decrease in the fair value of Australian forward currency contracts that were entered into in connection with the Company’s pending acquisition of Collotype. See Note 8.

	2007	2006	$ Change	% Change
Income Tax Expense	$968	$182	$786	N/M

Income tax expense increased $786 from the third quarter of the prior year due to increased pre-tax earnings. The effective rate decreased from 37.5% to 32.9% due to lower state tax expense. Our expected tax rate for fiscal year 2008 is 37.0%.

	2007	2006	$ Change	% Change
Income from discontinued operations, net of tax	$152	$1,226	$(1,074)	N/M

The sale of Quick Pak was completed on July 2, 2007 and therefore there were no operations during the three months ended December 31, 2007. In addition, we recorded a decrease in state taxes related to the sale which resulted in income of $152.

Nine Months Ended December 31, 2007 compared to the Nine Months Ended December 31, 2006:

	2007	2006	$ Change	% Change
Net Revenues	$152,604	$142,135	$10,469	7%

Revenues for the nine months ended December 31, 2007 as compared to the same period of the prior year increased 7% organically due primarily to strong demand from our global consumer product and food and beverage customers as well as winning new customers.

	2007	2006	$ Change	% Change
Gross Profit	$27,875	$26,990	$885	3%
% of Revenues	18%	19%

Gross profit increased $885 or 3% as compared to the same period in the prior year as a result of higher volumes due to organic sales growth.

	2007	2006	$ Change	% Change
Selling, General & Administrative Expenses	$15,040	$14,822	$218	1%
% of Revenues	10%	10%
Acquisition Expenses	—	$3,048	$(3,048)	(100)%
% of Revenues	—	6%

SG&A expenses increased $218 or 1% from the prior year but remained flat at 10% of revenues. The increase in SG&A is primarily attributable to increased selling and research and development expenses that were partially offset by various other expense reductions designed to mitigate the earnings loss from the sale of Quick Pak (see Note 6).

During the three months ended December 31, 2006, we terminated negotiations related to two potential acquisitions. As a result, we incurred $3,048 in acquisition expenses related to accounting, legal, investment banking fees and other transaction costs.

Interest Expense and Other (Income) Expense

	2007	2006	$ Change	% Change
Interest Expense	$177	$901	$(724)	(80)%
Other (Income) Expense, net	$392	$(353)	$745	N/M

Interest expense decreased as compared to the same period of the prior year as a result of a decrease in the outstanding debt balance. We had no outstanding debt at December 31, 2007, compared to $10,424 at December 31, 2006.

The increase in other expense was primarily due to a non-cash charge of $957 that was recorded as a result of a decrease in the fair value of Australian forward currency contracts that were entered into in connection with the Company’s pending acquisition of Collotype. See Note 8.

	2007	2006	$ Change	% Change
Income Tax Expense	$4,483	$3,195	$1,288	40%

Income tax expense increased $1,288 from the nine months ended December 31, 2006 primarily as a result of increased earnings which was partially offset by a slight reduction in the effective tax rate from 37.3% to 36.5%. Our expected effective tax rate for fiscal year 2008 is 37.0%.

	2007	2006	$ Change	% Change
Income (loss) from discontinued operations, net of tax	$7,022	$1,766	$5,256	N/M

The sale of Quick Pak was completed on July 2, 2007 which resulted in an after-tax gain of approximately $6,922.

Liquidity and Capital Resources

Through the nine months ended December 31, 2007, net cash provided by operating activities was $2,301 as compared to $15,735 in the same period of the prior year. The decrease in cash flow is primarily due to significant income tax payments related to the gain on the sale of Quick Pak, increases in prepaid expenses related to new equipment and capitalized costs incurred in connection with the Collotype acquisition. In addition, cash flow also decreased due to increased inventories due primarily to the timing of customer shipments and decreased accrued liabilities due primarily to the timing of payments related to payroll and benefits as well as a decrease in cash provided by discontinued operations resulting from the sale of Quick Pak on July 2, 2007.

Through the nine months ended December 31, 2007, net cash provided by investing activities was $4,046 as compared to a use of cash of $250 in the same period of the prior year. The increase is due to the $18,950 in cash proceeds received from the sale of Quick Pak, offset by increased capital expenditures related to the expansion of the Company’s manufacturing operations.

During the nine months ended December 31, 2007, we made capital expenditures of $14,866 that were funded from cash on hand, including the proceeds from the sale of Quick Pak. The increase in capital expenditures as compared to the prior year is due primarily to our capacity expansion which included the acquisition of a new building. We currently intend to finance the building and certain related improvements through a sale-leaseback transaction which will result in net capital expenditures for fiscal 2008 of approximately $12,000 to $15,000.

Through the nine months ended December 31, 2007, net cash used in financing activities was $4,598 as compared to $16,760 in the prior year. During the nine months ended December 31, 2007, we paid off $5,150 in long-term debt compared to $17,377 in the prior year.

We believe that net cash flows from operations, proceeds from the sale of Quick Pak and availability under the Revolving Credit Agreement are sufficient to fund our working capital requirements and dividends for the next twelve months. We had a working capital position of $26,635 and $15,832 at December 31, 2007 and March 31, 2007, respectively.

On May 15, 2007, we executed a new five-year senior secured revolving credit agreement (Revolving Credit Agreement) with a consortium of bank lenders (the Lenders). As of December 31, 2007, there were no borrowings outstanding under the Revolving Credit Agreement. Available borrowings under the Revolving Credit Agreement as of December 31, 2007 consisted of $50,000 under the revolving line of credit and an additional $50,000 subject to certain terms described in the loan documents.

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

Loans under the Revolving Credit Agreement bear interest either at: (i) the greater of (a) the prime rate in effect or (b) the federal funds rate in effect plus 0.5% or (ii) the applicable London inter-bank offered rate plus the applicable margin between 0.625% and 1.75% based on our leverage ratio at the time of the borrowing.

The Revolving Credit Agreement contains limitations on additional indebtedness, liens, guarantees and capital leases. In addition, the Revolving Credit Agreement requires that we maintain the following financial covenants: (a) an interest coverage ratio of not less than 2.50 to 1.00, (b) total debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) of not greater than 3.25 to 1.00 and (c) a net worth of $51,539, increasing quarterly beginning June 30, 2007, as defined in the Revolving Credit Agreement. As of December 31, 2007, we were in compliance with all debt covenants.

From time to time we review potential acquisitions of businesses. In January 2008, we entered into a definitive agreement to acquire Collotype (see Note 8). In connection with the acquisition, we expect to issue 2,026 unregistered shares of our common stock and borrow approximately $120,000 to $130,000 in debt under a new five-year $200,000 credit facility (See Note 9).

Contractual Obligations

The following table summarizes Multi-Color’s contractual obligations as of December 31, 2007:

Aggregated Information about Contractual Obligations and Other Commitments for continuing operations:

December 31, 2007	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Rent due under Operating Leases	$4,836	$1,177	$719	$604	$496	$377	$1,463
Other Long-Term Obligations (1)	1,430	224	13	26	40	71	1,056
Unconditional Purchase Obligations	572	572	—	—	—	—	—

Total Contractual Cash Obligations (2)	$6,838	$1,973	$732	$630	$536	$448	$2,519

(1)	Amounts include $646 of expected post retirement benefit payments and $784 of deferred compensation obligations. The more than 5 years column includes $578 of the deferred compensation obligations as the timing of such payments are not determinable.
(2)	The table excludes $862 in liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable. see Note 7.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2007.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2007.

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

Part II – Other Information

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

Multi-Color Corporation
(Registrant)

Date: February 8, 2008	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President Finance,
Chief Financial Officer and Secretary