Form 10-K
period 2008-03-31
MULTI COLOR CORP
filed 2008-06-11
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $128,150,000 based upon the closing market price of $22.82 per share of the Common Stock on the Nasdaq Global Select Market as of September 28, 2007, the last business day of the registrant’s most recently completed second fiscal quarter.

As of May 30, 2008, 12,144,322 shares of no par value Common Stock were issued and 12,115,522 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2008 Annual Meeting of Shareholders to be held on August 14, 2008 are incorporated by reference into Parts II and III of Form 10-K.

FORWARD-LOOKING STATEMENTS

The Company believes certain statements contained in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions in the US and abroad; the ability to consummate and successfully integrate acquisitions; the ability to manage foreign operations; the success and financial condition of the Company’s significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; the Company’s ability to maintain an effective system of internal control; availability, terms and development of capital; cost and price changes; raw material cost pressures; availability of raw materials; ability to pass raw material cost increases to its customers; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations, legal proceedings and developments; risk associated with significant leverage; increases in general interest rate levels affecting the Company’s interest costs; ability to manage global political uncertainty; and terrorism and political unrest.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Multi-Color Corporation (“Multi-Color,” “We,” “Us,” “Our” or “the Company”) provides leadership in global label solutions through its North American and International Business Units. Established in 1916, Multi-Color has grown to support some of the world’s most prominent brands including leading producers of health and beauty, food and beverage, personal care, automotive and household brands. Multi-Color acquired Collotype International Holdings Pty. Ltd. and subsidiaries (“Collotype”) on February 29, 2008. Collotype was established in 1903 in Adelaide, South Australia and has grown to become the world’s largest and highly awarded pressure sensitive wine and spirits label manufacturer. Multi-Color has label manufacturing operations in the United States, Australia and South Africa and provides products and services to more than 2,400 customers in North and South America, Australia, South Africa and New Zealand.

Prior to June 2007, the Company was organized into two business segments: Decorating Solutions and Packaging Services. The Decorating Solutions segment’s primary operations consisted of the design and printing of labels, while the Packaging Services segment provided promotional packaging, assembly and fulfillment services. On July 2, 2007, the Company completed the sale of Quick Pak, whose operating results were reported as the Packaging Services segment. Accordingly, the results of Quick Pak are now presented as discontinued operations for all periods and the Company no longer reports any segment results.

The Company is an Ohio-based corporation that was incorporated in 1985, succeeding the predecessor business. Our corporate offices are located at 50 E-Business Way, Suite 400, Sharonville, OH 45241 and our telephone number is (513) 381-1480.

Our common stock, no par value, is listed on the NASDAQ Global Select Market under the symbol “LABL”. See “Item 5 – Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.” We maintain a website (www.multicolorcorp.com) which includes additional information about the Company. The website includes corporate governance information for our shareholders and our Code of Ethics can be found under the corporate governance section. Shareholders can also obtain, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such materials with or furnishes such materials to the Securities and Exchange Commission (SEC).

PRODUCTS AND SERVICES

The Company provides a wide range of products for the packaging needs of our customers and is one of the world’s largest producers of high quality pressure sensitive, in-mold and heat transfer labels, and a major manufacturer of glue-applied and shrink sleeve labels. The Company also provides digital, graphic and pre-press services, and produces printing cylinders and plates.

In-Mold Labels:

In 1980, we invented the in-mold label (IML) in response to the increasing use of blow-molded plastic containers. Working in conjunction with both a customer and a leading supplier of blow-molded plastic containers, we developed the label and the method of applying the heat-activated adhesive to the label. We further strengthened our position in the IML market with our acquisition of the NorthStar Print Group (NSPG) in January 2005.

The IML process applies a label to a plastic container as the container is being formed in the mold cavity. The finished IML product is a finely detailed label that performs consistently well for plastic container manufacturers and adds marketing value and product security for consumer product companies.

Each component of the label production process requires a special expertise for success. The components include the substrate (the base material for the label), the printing cylinder, inks, overcoats, varnishes and adhesives. We believe that our strength lies in several areas, two of which are the substrates used in the printing process and the production of the gravure cylinder (discussed below under Graphic Services). We utilize proprietary substrates in the printing process. There are several critical characteristics of a successful substrate: the material needs a proper coefficient of friction so that the finished label is easily and consistently picked up and applied to the blow-molded container, the ability to hold the label’s inks, including metallics and fluorescents, overlay varnishes and adhesives, the ability to lay smoothly, without wrinkle or bulge, when applied to a very hot, just molded plastic container that will quickly shrink, along with the label, as its temperature falls. We continually search for alternate substrates to be used in the IML process in order to improve label performance and capabilities as well as to reduce substrate costs. Technical innovations in this area include the use of peel-away IML coupons, scented and holographic labels.

Pressure Sensitive Labels:

In 1999, we purchased the assets of Buriot International, a Batavia, OH printer of specialized pressure sensitive and in-mold labels. With the Batavia plant near full production capacity in 2002, we acquired Premiere Labels, Inc. of Troy, OH. Our position in the pressure sensitive label market was further strengthened with the NSPG acquisition in January 2005, which added production facilities in Green Bay, WI and Norway, MI. Our acquisition of Collotype on February 29, 2008, further expanded our presence in the pressure sensitive label market, both geographically with operations in Australia, South Africa and California, as well as by product category as the world’s largest and highly awarded label provider to the wine and spirits industry.

In addition to these business acquisitions, we also initiated a North American manufacturing expansion plan in October 2007 with the purchase of a new 248,000 square foot manufacturing facility in Batavia, OH which will serve as a platform for our domestic long term growth. Two new printing presses were purchased for this facility, including a wide format 26 inch combination flexo press and a 20 inch combination flexo press. Additionally and in February 2008, we consolidated the operations of our Troy, OH plant into this new plant and have substantially consolidated our existing Batavia, OH plant into this new plant. We also acquired a new digital press during fiscal year 2008 which has been installed in our Green Bay, WI facility in order to meet customers’ growing demand for customized decorating at small to mid-range print quantities. This digital press enables faster changeovers with less scrap in order to deliver cost effective labels for a wide variety of label technologies including pressure sensitive labels.

Pressure sensitive labels adhere to a surface with pressure. The label typically consists of four elements—a substrate, which may include paper, foil or plastic; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces. The release coating and protective backing are removed prior to application to the container, exposing the adhesive, and the label is pressed or rolled into place. Innovative features in this area include promotional neckbands, peel-away coupons and resealable labels, see-through window graphics, and holographic foil enhancements to cold and hot foil stamping.

The pressure sensitive market is the largest category of the overall label market and represents a significant growth opportunity. Our strategy is to be a premier global supplier of pressure sensitive labels that demand high impact graphics or are otherwise technically challenging.

Shrink Sleeve Labels:

We began manufacturing shrink sleeve labels and tamper evident neckbands through the acquisition of Uniflex Corporation in 2000. In 2004, the business was transitioned from Las Vegas, NV to our Scottsburg, IN facility, which houses rotogravure printing and state-of-the-art conversion capabilities.

Shrink sleeve labels are produced in colorful, cutting edge styles and materials. The labels are manufactured as sleeves, slid over glass or plastic bottles and then heated to conform precisely to the contours of the container. The 360-degree label and tamper resistant feature of the label are marketing advantages that many of our customers seek when choosing this label type.

The shrink sleeve market is a growing decorating technology as consumer product companies look for ways to differentiate their products. Several markets, such as the beverage market within the consumer goods industry, have adopted this decorating technology. Demand for this label solution in the food and personal care markets continues to grow and should broaden the sales opportunities for shrink sleeve labels.

Heat Transfer Labels (HTLs):

In 2003, we acquired Avery Dennison’s Dec Tech division located in Framingham, MA, which pioneered HTL technology more than 40 years ago. Through this acquisition, we became a leading global provider of heat transfer labels. With approximately 40% of its sales outside of the U.S., this acquisition expanded our sales base in Latin and South America, while adding narrow web gravure printing capabilities to our wide web gravure, flexographic and offset printing platforms. Additionally, we acquired the heat transfer business of International Playing Card and Label Co. Inc. (IPC&L) in 2003, which was subsequently consolidated into our Framingham, MA facility.

HTLs are reverse printed and transferred from a special release liner onto the container using heat and pressure. The labels are a composition of inks and lacquers tailored to the customer’s specific needs. These labels are gravure printed for color flexibility and photographic replication. They are then shipped to blow molders and/or contract decorators who transfer the labels by way of TherimageTM heat transfer machinery. Once applied, the labels are permanently adhered to the container. The graphics capabilities include fine vignettes, metallic and thermo-chromatic inks, as well as the patented “frost”, giving an acid-etch appearance.

TherimageTM is our pioneer heat transfer label technology developed primarily for applications involving plastic containers serving consumer markets in personal care, home improvement products, food and beverage, and health and beauty. The addition of the Clear ADvantageTM brand provides premium graphics on both glass and plastic containers enabling this decorating technology to achieve the highly sought after “no label” look for the health and beauty aid, beverage, personal care, household chemical and promotional markets. Most recently, we have added the new “ink only” and flameless HTL technology to our capabilities in this area. This type of label allows us to eliminate haze or label edge normally visible on most other labels. Flameless technology enables us to provide a solution to customers who want to remove open flames from their operations, which are normally required to pre-treat and post-treat containers for TherimageTM and Clear ADvantageTM products. Flameless technology has applications in all the aforementioned markets.

Glue-Applied Labels:

In January 2005, we acquired NSPG which added the glue-applied label technology to our product portfolio. Our February 2008 acquisition of Collotype further extended our glue-applied label capabilities into the wine and spirits industry in Australia and the United States.

Glue-applied labels are adhered to containers using an adhesive applied during the labeling process. Available in roll-fed and sheeted formats, the labels are an attractive and cost-effective choice for high volume applications. Our facilities in Norway, MI, Watertown, WI, Napa, CA and Griffith and Barossa Valley, Australia supply either offset and rotogravure glue-applied labels printed on paper and film.

Our innovations within glue-applied labels include peel-away promotional labels, thermochromics, holographics and metallized films. We also offer promotional products such as scratch-off coupons, static-clings, shelf-talkers and tags.

Graphic Services:

In 1991, we were the first gravure printer in the U.S. to produce printing cylinders digitally without the use of films. Our Erlanger, KY facility utilizes a laser-exposing and chemical-engraved cylinder process developed by Think Laboratories in Japan and is currently the only cylinder manufacturer in the U.S. with this technology. Additionally, our Norway, MI facility utilizes a mechanical engraving process to produce print cylinders.

We provide graphics and pre-press services for our customers at all of our other manufacturing locations. These services include the conversion of customer digital files and artwork into proofs, production of print layouts and printing plates, and product mock ups and samples for market research.

As a result of these capabilities, we are able to go from concept to printed label, thus increasing our customers’ speed and further enhancing our value proposition.

RESEARCH AND DEVELOPMENT

Our product leadership group focuses on research and development, product commercialization and technical service support. The group includes chemical, packaging and field engineers who are responsible for developing and commercializing innovative label and application solutions. Technical service personnel also assist customers and manufacturers in improving container and label performance. The services provided by this group differentiate us from many of our competitors and drive our selection for the most challenging projects.

Our research and development expenditures totaled approximately $3,165,000 in 2008, $3,094,000 in 2007 and $1,925,000 in 2006.

SALES AND MARKETING

We provide a complete line of label solutions and a variety of technical and graphic services. Our vision is to be the premier global resource of decorating solutions. We sell to a broad range of consumer product, food, beverage and wine and spirits companies located in North and South America, Australia and New Zealand, and South Africa. The sales organizations are aligned to match our customer types: national accounts, regional customers and container manufacturers. While consumer product or food and beverage companies are our primary customer, we also have close working relationships with various container manufacturers to ensure customer products go to market successfully. The sales organization includes representatives in North and South America, Australia and New Zealand, and South Africa, maintaining a strong sales presence in those global regions.

Our sales strategy is a consultative selling approach. As consultants, the sales organization reviews the requirements of the container and offers a number of alternative decorating methods. Our customers view us as an expert source of materials, methods and technologies and offer the most cost effective solution.

Approximately 33% of our sales in 2008 were to the Procter & Gamble Company and 18% of our sales were to the Miller Brewing Company. Approximately 34% and 33% of sales in 2007 and 2006, respectively, were to the Procter & Gamble Company and 20% and 17% of sales in 2007 and 2006, respectively, were to the Miller Brewing Company. The loss or substantial reduction of the business of any of the major customers could have a material adverse effect on the Company. A primary objective of our sales strategy is to expand our customer base to reduce customer concentration.

MANUFACTURING

Headquartered in Sharonville, OH, we currently have 15 manufacturing facilities across the U.S., Australia and South Africa. Our wide range of capabilities and versatility facilitates our ability to respond quickly and effectively to changing customer needs. Our current printing equipment consists of gravure, offset, flexographic, letterpress and digital presses and label finishing operations. As part of a manufacturing expansion, existing plants in Troy and Batavia, Ohio were substantially consolidated into a new and larger facility in Batavia, Ohio and are currently held for sale. The Norway, MI, Watertown and Green Bay, WI and Adelaide, South Australia plants are ISO 9001 certified.

At March 31, 2008 and 2007, our backlog was approximately $14,890,000 and $16,658,000. The backlog at March 31, 2008 represents two to three weeks of production volume at current staffing levels and is expected to be completed in the next fiscal year.

EMPLOYEES

As of March 31, 2008, we had approximately 1,284 permanent employees and 62 temporary employees, of which 77 are represented by the Graphics Communications Conference of the International Brotherhood of Teamsters Local 77P. The related labor contracts with this union expire in July 2010 and June 2011. We consider our labor relations to be good and have not experienced any work stoppages during the previous decade. All human resource and compensation systems have been developed to align our objectives with the goals of our shareholders.

RAW MATERIALS

Common to the printing industry, we purchase proprietary products from a number of raw material suppliers. To prevent potential disruptions to our manufacturing facilities, we have developed relationships with more than one supply source for each of our critical raw materials. Our raw material suppliers are major corporations with successful historical performance. Although we intend to prevent any long term business interruption due to the inability of obtaining raw materials, there could be short term manufacturing disruptions during the customer qualification period for any new raw material source.

ACQUISITIONS

We are continually in pursuit of selective acquisitions that will contribute to our growth. We believe that acquisitions are a method of increasing our presence in existing markets, expanding into new markets, gaining new customers and product offerings and improving operating efficiencies through economies of scale. Through acquisitions, we intend to broaden our revenue stream by expanding our lines of innovative label solutions, offering a variety of technical and graphic services and fulfilling the specific needs and requirements of our customers. The printing and packaging industry is highly fragmented and offers many opportunities for acquisitions.

On February 29, 2008, we completed our largest acquisition to date when we purchased Collotype headquartered in Adelaide, South Australia. This acquisition added a substantial number of new customers, catapulted our position in the pressure sensitive label category, and expanded our geographic footprint with operations in Australia, South Africa and California, as well as expanding our market position in the wine and spirits industry.

COMPETITION

We have a large number of competitors in the pressure sensitive and glue-applied label markets and several competitors in each of the IML, shrink sleeve and HTL markets. Some of these competitors in the pressure sensitive and glue-applied label markets have greater financial and other resources than us. The competitors in the IML, shrink sleeve and HTL markets are either private companies or subsidiaries of public companies and we cannot assess the financial resources of these organizations. We could be adversely affected should a competitor develop labels similar or technologically superior to our labels. We believe competition is principally dependent upon product performance, service, pricing and technical support.

PATENTS AND LICENSES

We own a number of patents and patent applications in the U.S., Australia, South Africa and the European Union that relate to the products and services we offer to our customers. Although these patents are important to us, we are not dependent upon any one patent. We believe that these patents, collectively, along with our ability to be a single source provider of many packaging needs, provide us with a competitive advantage over our competition. The expiration or unenforceability of any one of our patents would not have a material adverse effect on us.

REGULATION

Our operations are subject to regulation by federal, state and foreign (Australia and South Africa) environmental protection agencies. To ensure ongoing compliance with these requirements, we have implemented a compliance program and have retained an outside environmental consultant to monitor compliance at our facilities. Additionally, we continue to make capital investments to maintain compliance with these environmental regulations and to improve our existing equipment. However, there can be no assurances that these regulations will not require expenditures beyond those that are currently anticipated.

In the U.S., the Food and Drug Administration regulates the raw materials used in labels for various products. These regulations apply to the consumer product companies for which we produce labels. We use materials specified by the consumer product companies in producing labels.

ITEM 1A.	RISK FACTORS

We rely on several large customers and the loss of one of these customers would have a material adverse impact on our operating results and cash flows.

For the fiscal year ended March 31, 2008, two customers accounted for approximately 51% of our consolidated sales and our top twenty-five customers accounted for 84% of our consolidated sales. While we maintain sales contracts with certain of our largest customers, such contracts do not guarantee sales levels and these contracts require renewal on a regular basis in the ordinary course of business. We cannot guarantee that these contracts will be successfully renewed in the future. The loss or substantial reduction of the business of any of our major customers could have a material adverse impact on our operating results and cash flows.

Competition in our business could limit our ability to retain current customers and attract new customers.

We have a large number of competitors in the markets in which we operate. Some of our competitors have greater financial and other resources than us. We could face competitive pressure through (a) new products developed by our competitors that are of superior quality, fit our customers’ needs better or have lower prices; (b) patents obtained or developed by competitors; (c) consolidation of our competitors; (d) pricing pressures; and (e) loss of proprietary supplies of certain materials. The inability to successfully overcome competition in our business could have a material adverse impact on our operating results and cash flows.

Raw material cost increases or shortages could adversely affect our results of operations and cash flows.

As a manufacturer, our sales and profitability are dependent upon the availability and cost of raw materials, which are subject to price fluctuations, and the ability to control or pass on fluctuating costs of raw materials. Inflationary and other increases in the costs of raw materials and energy have occurred in the past and are continuing to recur. Our future performance depends in part on our ability to improve operating efficiencies and pass raw material cost increases to our customers.

Slower growth in key markets could adversely affect our profitability.

Our business could be negatively impacted by slower growth or a decline in key end use markets or applications for our products and services which could adversely affect our operating results and cash flows.

We are subject to risks associated with our international operations.

We have operations in the United States, Australia and South Africa, and we intend to continue expansion of our international operations. As a result, our business is exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, include the difficulties associated with managing an organization with operations in multiple countries, compliance with differing laws and regulations (including tax laws, regulations and rates), restrictive actions by foreign governments, changes in economic conditions in each market, foreign customers who may have longer payment cycles than customers in the United States, political and social conditions (including wars, terrorist acts and political instability) and acts of nature, such as typhoons, tsunamis or earthquakes.

Currency exchange rate fluctuations could have an adverse effect on our revenue and financial results.

Our results of operations and the value of our foreign net assets are affected by fluctuations in foreign currency exchange rates, which may favorably or adversely affect reported earnings and net assets. Currency exchange rates fluctuate in response to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments.

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

We rely primarily on printing presses.

The long-term shutdown of our presses or malfunctions experienced with our presses could negatively impact our ability to fulfill customers’ orders and on-time delivery needs and adversely impact our operating results and cash flows.

Our inability to completely implement our new business information systems and to stay current with our information technology systems could have a material adverse impact on our business.

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

Occasionally, we ship products with quality issues resulting from defective material, manufacturing, packaging or design. Issues discovered after shipment may cause additional shipping costs, possible discounts or refunds, and potential loss of future sales. Issues discovered before shipping may cause delays in shipping, delays in the manufacturing process and potential cancelled orders. These quality issues could adversely affect our profitability as well as negatively impact our reputation.

Our business growth strategy is partially executed through acquisitions and we may not be successful with acquisitions.

Although we have completed many acquisitions, there can be no assurance that we will find quality businesses at acceptable prices to acquire in the future. With each acquisition that we may complete, we will encounter risks and uncertainties associated with the transaction. We may be unable to retain certain customers and employees and the integration of product lines, procedures, systems and goals may not be successful. Any expected cost synergies from an acquisition may be difficult to obtain. The failure in our ability to successfully integrate an acquisition may negatively impact our operating results and cash flows. Future acquisitions could cause us to incur additional debt, contingent liabilities and increased interest expense, as well as experience dilution in earnings per share.

Our leverage and restrictions contained in our debt agreements could have significant consequences.

As of March 31, 2008, our consolidated indebtedness, including current maturities of long-term indebtedness, was $132 million, which could have important consequences, including the following:

•	Increasing our vulnerability to general economic and industry conditions;

•

Requiring a substantial portion of cash flows from operating activities to be dedicated to the payment of principal and interest on our indebtedness and, as a result, reducing our ability to use our cash flows to fund our operations and capital expenditures, pay dividends, capitalize on future business opportunities and expand our business;

•	Exposing us to the risk of increased interest expense as certain of our borrowings are at variable rates of interest;

•	Limiting our ability to obtain additional financing for working capital, capital expenditures, additional acquisitions and other business purposes; and

•	Limiting our flexibility to adjust to changing market conditions and react to competitive pressures.

We may be able to incur additional indebtedness in the future, subject to the restrictions contained in our debt agreements. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt agreements contain covenants that limit our flexibility in operating our business.

The agreements governing our indebtedness contain various covenants that may adversely affect our ability to operate our business. Among other things, these covenants limit our ability to:

•	Incur additional indebtedness;

•	Make certain investments or loans;

•	Transfer or sell certain assets;

•	Create or permit liens on assets; and

•	Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

The agreements governing our indebtedness also require us to maintain a minimum consolidated net worth, a maximum consolidated leverage ratio of 3.75 to 1.00 (subject to certain step-downs); and a minimum consolidated interest charge coverage ratio of 3.50 to 1.00. A breach of any of these covenants could result in a default under our debt agreements, which could prompt the lenders to declare all amounts outstanding under the debt agreements to be immediately due and payable and terminate commitments to extend further credit. If we were unable to repay these amounts, the lenders could proceed against the collateral that secures the indebtedness.

We need to comply with various environmental, health and safety laws.

We are subject to environmental, health and safety laws and regulations. We routinely incur costs in complying with these regulations and, if we fail to comply, could incur significant penalties. In addition, failure to comply with environmental requirements could require us to shut down or reduce production or create liability exposure. New environmental laws or regulations may be adopted that could constrain our operations or increase our environmental compliance costs.

We must be able to continue to effectively manage our growth.

We have experienced significant and steady growth over the last several years. The acquisition of Collotype in February 2008 significantly increased the value of our net assets and revenues. Our growth places significant demands on our resources and personnel and we must continue to motivate and guide our growing and evolving workforce. The failure to effectively manage our growth could have a material adverse impact on our operating results and cash flows.

ITEM 1B.	UNRESOLVED SECURITIES AND EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of March 31, 2008, the Company owned 7 manufacturing facilities in the U.S. and leased 10 manufacturing facilities in the U.S., Australia and South Africa. The Company recently expanded its manufacturing operations with the purchase of a new manufacturing facility in Batavia, Ohio. Two of our existing plants in Ohio have been substantially consolidated into this new facility and are included in assets held for sale at March 31, 2008. The Company leases its Corporate headquarters in Sharonville, Ohio.

All of the Company’s properties are in good condition, well maintained and adequate for our intended uses.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ended March 31, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade in the NASDAQ Global Select Market under the symbol LABL. The following table sets forth the high and low sales prices of our common stock (“Common Stock”) as reported in the NASDAQ Stock Market during fiscal years 2008 and 2007. Share prices have been adjusted to reflect Multi-Color’s 3-for-2 stock split effective September 17, 2007. Our stock is thinly traded and accordingly, the prices below may not be indicative of prices at which a large number of shares can be traded or reflective of prices that would prevail in a more active market.

Quarter Ending:	High	Low	Dividend Per Share
March 31, 2008	$27.08	$19.63	$.05
December 31, 2007	$28.68	$19.80	$.05
September 30, 2007	$28.79	$22.50	$.03
June 30, 2007	$27.37	$23.45	$.03

March 31, 2007	$23.76	$21.40	$.03
December 31, 2006	$24.32	$19.11	$.03
September 30, 2006	$20.00	$17.83	$.03
June 30, 2006	$21.27	$18.25	$.03

As of May 30, 2008, there were approximately 334 shareholders of record of the Common Stock.

Beginning in and since the fourth quarter of the fiscal year ended March 31, 2005, we have paid a quarterly dividend of $0.05 per common share. The historical dividend per share amounts in the table above have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares Multi-Color’s cumulative annual total shareholder return from April 1, 2003 through March 31, 2008, to that of the NASDAQ Market Index, a broad market index, and the Hemscott Group Index – Packaging and Containers, an index of approximately 21 printing and packaging industry peer companies. The graph assumes that the value of the investment in the common stock and each index was $100 on April 1, 2003, and that all dividends were reinvested. Stock price performances shown in the graph are not indicative of future price performances. This data was furnished by Hemscott, Inc.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG MULTI-COLOR CORPORATION,

NASDAQ MARKET INDEX AND PACKAGING & CONTAINER INDEX

ASSUMES $100 INVESTED ON MARCH 31, 2003

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING MARCH 31,

	2003	2004	2005	2006	2007	2008
Multi-Color Corporation	$100.00	$177.24	$183.24	$284.06	$334.39	$321.09
Hemscott Group Index	$100.00	$135.24	$159.68	$163.09	$202.77	$220.84
NASDAQ Market Index	$100.00	$149.26	$149.91	$176.74	$183.30	$171.69

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Year Ended March 31,
	2008(1)	2007(2)(3)	2006(3)	2005(3)	2004(3)(4)
Net revenues	$210,307	$192,551	$176,945	$115,755	$105,050
Gross profit	38,926	37,149	32,996	22,142	19,222
Operating income	17,499	13,846	16,598	10,544	8,131
Income from continuing operations	16,007	8,612	9,041	5,976	4,519
Income from discontinued operations	6,977	2,414	592	2,006	1,987
Net income	22,984	11,026	9,633	7,982	6,506
Basic earnings per common share:
Income from continuing operations (5)	$1.57	$0.87	$0.92	$0.63	$0.50
Income from discontinued operations (5)	0.68	0.24	0.06	0.21	0.22

Basic earnings per common share (5)	$2.25	$1.11	$0.98	$0.84	$0.72
Diluted earnings per common share:
Income from continuing operations (5)	$1.52	$0.84	$0.89	$0.60	$0.46
Income from discontinued operations (5)	0.66	0.24	0.06	0.20	0.20

Diluted earnings per share (5)	$2.18	$1.08	$0.95	$0.80	$0.66
Weighted average shares outstanding – basic (5)	10,212	9,904	9,787	9,460	9,019
Weighted average shares outstanding – diluted (5)	10,520	10,221	10,105	9,919	9,891
Dividends declared per common share (5)	0.16	0.12	0.12	0.03	—
Dividends paid	1,688	1,323	1,305	320	—
Working capital	18,517	15,832	19,571	17,178	7,896
Total assets	314,080	107,081	113,634	108,864	72,447
Short-term debt	10,003	5,150	5,876	7,122	4,813
Long-term debt	121,748	—	21,925	33,561	12,953
Stockholders’ equity	$119,938	$64,423	$53,004	$43,097	$32,969

1)	Fiscal 2008 results include a pre-tax gain of $7,659 ($5,001 after-tax) on foreign currency forward contracts (included in income from continuing operations) and a pre-tax gain of $11,278 ($6,922 after-tax) from the sale of Quick Pak (included in income from discontinued operations).
2)	Fiscal 2007 results include $3,048 in pre-tax charges for expenses related to two potential acquisitions that were terminated during the third quarter 2007.
3)	Certain prior year amounts have been reclassified to conform to the current year presentation.
4)	Fiscal 2004 results include an asset impairment charge of $199 pre-tax and plant closure costs of $897 pre-tax relating to the closure of our Las Vegas, NV plant in March 2004.
5)	All share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of acquisitions completed during recent fiscal years that would impact the comparability of the selected financial data noted above. On January 25, 2005, we acquired NSPG which included three label manufacturing plants in Wisconsin and Michigan. On February 29, 2008, we acquired Collotype which included label manufacturing plants in Australia, South Africa and the United States.

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

	Percentage of Net Revenues
	2008	2007	2006
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	81.5%	80.7%	81.3%

Gross profit	18.5%	19.3%	18.7%
Selling, general & administrative expenses	10.2%	10.5%	9.3%
Acquisition expenses	—	1.6%	—

Operating income	8.3%	7.2%	9.4%
Interest expense	0.4%	0.5%	1.0%
Net gain on foreign currency forward contracts	(3.6)%	—	—
Other (income) expense, net	(0.3)%	(0.2)%	(0.1)%

Income from continuing operations before income tax	11.8%	6.9%	8.5%
Income tax expense	4.2%	2.4%	3.4%

Income from continuing operations	7.6%	4.5%	5.1%
Income from discountinued operations, net of tax	3.3%	1.2%	.3%

Net income	10.9%	5.7%	5.4%

EXECUTIVE SUMMARY

We provide a complete line of innovative decorative label solutions and offer a variety of technical and graphic services to our customers based on their specific needs and requirements. Our customers include a wide range of consumer product companies and we supply labels for many of the world’s best known brands and products, including laundry detergent, fabric care, food, beverages, and wine and spirits.

Prior to June 2007, the Company was organized into two business segments: Decorating Solutions and Packaging Services. The Decorating Solutions segment’s primary operations involved the design and printing of labels, while the Packaging Services segment provided promotional packaging, assembling and fulfillment services. On July 2, 2007, we completed the sale of Quick Pak, whose operating results were reported as the Packaging Services segment (see Note 4 to the Company’s Consolidated Financial Statements). Accordingly, the results of Quick Pak have been presented as discontinued operations for all periods in the consolidated financial statements and the Company no longer reports any segment results.

On February 29, 2008, we acquired Collotype International Holdings Pty. Ltd. (Collotype) which is headquartered in Adelaide, South Australia. Collotype is the world’s leading and highly awarded pressure sensitive wine and spirits label manufacturer and a growing provider of labels in the fast-moving consumer goods marketplace in Australia. Collotype has manufacturing operations in Australia, South Africa and the United States (See Note 3 to the Company’s Consolidated Financial Statements).

Our vision is to be a premier global resource of decorating solutions. We currently serve customers located throughout North, Central and South America, Australia, South Africa and New Zealand. We continue to monitor and analyze new trends in the packaging and consumer products industries to ensure that we are providing appropriate services and products to our customers. Certain factors that influence our business include consumer spending, new product introductions, new packaging technologies and demographics.

During fiscal 2008, we achieved record revenues of $210.3 million and continued our trend of ten consecutive years of record revenues. Revenues increased $17.8 million or 9% over the prior year, due to steady demand from our existing global consumer product and food and beverage customers, as well as winning new customers. Our organic growth rate for 2008 was 4%. In addition, our results included one month of operations from Collotype which contributed $9.3 million in revenues.

Gross profit increased $1.8 million or 5% due to the increased sales, including one month of Collotype results, but was slightly offset due to costs from our North American manufacturing expansion. As a result, gross margin was 18.5% of revenues in 2008 as compared to 19.3% in 2007.

Operating income increased $3.6 million or 26% to $17.5 million in 2008 as 2007 operating income included a pre-tax charge of $3,048 for acquisition expenses related to two potential acquisitions that were terminated.

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

In October 2007, we announced the expansion of our North American manufacturing operations with the purchase of two new presses for a newly acquired manufacturing facility in Batavia, Ohio. Our two existing plants located in Troy and Batavia, Ohio have been substantially consolidated into this new facility to both reduce costs and provide additional needed capacity for our long term growth.

We continue to make progress in expanding our customer base and portfolio of products, services and manufacturing locations in order to address issues related to customer concentration. While sales to our major customers (those over 10% of sales) have been fairly consistent over the past three years (51%, 54% and 50% for 2008, 2007 and 2006, respectively), we have added new customers and products with our acquisition of Collotype which has manufacturing operations in Australia, South Africa and California. Approximately 33%, 34% and 33% of sales in 2008, 2007 and 2006, respectively, were to the Procter & Gamble Company and approximately 18%, 20% and 17% of sales in 2008, 2007 and 2006, respectively, were to the Miller Brewing Company. As a result of the Collotype acquisition, sales concentration with these two customers will be significantly reduced. We continue to examine business strategies to diversify our business.

Our key objectives for fiscal year 2009 include the successful integration of Collotype, winning new customers, growing with existing customers, low cost manufacturing, completion of our North American manufacturing expansion and selective domestic and international business acquisitions.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2008 and MARCH 31, 2007

	2008	2007	$ Change	% Change
Net Revenues	$210,307	$192,551	$17,756	9%

Approximately one-half of the total increase in revenues was due to increased volume with existing customers and winning new customers. Our organic growth rate was 4% in 2008 compared to 9% in 2007. The lower organic growth rate in 2008 resulted primarily from inventory adjustments by two major customers during the fourth quarter. In addition, the acquisition of Collotype was completed on February 29, 2008 which contributed $9.3 million in revenues.

	2008	2007	$ Change	% Change
Gross Profit	$38,926	$37,149	$1,777	5%
% of Net Revenues	18.5%	19.3%

Gross profit increased 5% or $1.8 million in 2008 compared to 2007 as a result of higher revenue volumes due to organic sales growth and the acquisition of Collotype. Gross margins decreased to 18.5% of sales in 2008 from 19.3% in 2007 due to costs incurred in connection with our North American manufacturing expansion.

Selling, General & Administrative (SG&A) and Acquisition Expenses

	2008	2007	$ Change	% Change
Selling, General & Administrative Expense	$21,427	$20,255	$1,172	6%
% of Net Revenues	10.2%	10.5%
Acquisition Expenses	$—	$3,048	$(3,048)	(100%)
% of Net Revenues	N/A	1.6%

SG&A expenses increased primarily due to the acquisition of Collotype in February 2008, while decreasing slightly as a percent of sales.

In the third quarter of 2007, negotiations were terminated related to two potential acquisitions. As a result, we recorded pre-tax charges totaling $3,048 related to accounting, legal, and investment banking fees and other transaction costs.

Interest, Net Gain on Foreign Currency Forward Contracts and Other (Income) Expense

	2008	2007	$ Change	% Change
Interest Expense	$962	$1,036	$(74)	(7)%
Net Gain on Foreign Currency Forward Contracts	$(7,659)	$—	$7,659	100%
Other (Income) Expense, net	$(631)	$(427)	$204	48%

Interest expense decreased as compared to the prior year as a result of a decrease in the average outstanding debt. All outstanding debt at March 31, 2007 was repaid in the first quarter of fiscal 2008. On February 29, 2008, however, approximately $132 million of new debt was borrowed or assumed to complete the acquisition of Collotype.

During 2008, the Company recorded $7.7 million of net gains on foreign currency forward contracts. The contracts were entered into in connection with the Collotype acquisition in order to purchase Australian dollars and were settled upon the completion of the acquisition in February 2008.

The increase in other income was due to increased investment income resulting from the $19 million of cash proceeds from the sale of Quick Pak in July 2007 (See Note 4 to the Company’s Consolidated Financial Statements).

	2008	2007	$ Change	% Change
Income Tax Expense	$8,820	$4,625	$4,195	91%

The increase in income tax expense is due to increased pre-tax earnings from continuing operations and a slight increase in the effective tax rate to 35.5% in 2008 as compared to 34.9% in 2007. The increase in the effective tax rate was due to the expiration of the Research and Experimental Credit (R&D Credit) and the extra-territorial income exclusion benefits and an increase in state tax expense due to statutory changes, somewhat offset by an increase in the Section 199 benefit for domestic manufacturing operations.

	2008	2007	$ Change	% Change
Income from Discontinued Operations, Net of Tax	$6,977	$2,414	$4,563	NM

The sale of Quick Pak was completed on July 2, 2007 and therefore there were 3 months of operations included in 2008 as compared to a full year of operations in 2007. In addition, the sale of Quick Pak resulted in an after-tax gain of approximately $6.9 million recorded during the second quarter of fiscal 2008.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2007 and MARCH 31, 2006

	2007	2006	$ Change	% Change
Net Revenues	$192,551	$176,945	$15,606	9%

The increase in revenues was primarily due to strong demand with existing customers and gaining new customers.

	2007	2006	$ Change	% Change
Gross Profit	$37,149	$32,996	$4,153	13%
% of Net Revenues	19.3%	18.7%

Gross profit increased $4,153 or 13% comparing fiscal 2007 to fiscal 2006 as a result of higher revenue volumes due to organic sales growth mentioned above.

Selling, General & Administrative (SG&A) and Acquisition Expenses

	2007	2006	$ Change	% Change
Selling, General & Administrative Expense	$20,255	$16,398	$3,857	24%
% of Net Revenues	10.5%	9.3%
Acquisition Expenses	$3,048	$—	$3,048	100%
% of Net Revenues	1.6%	—

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

Interest and Other (Income) Expense

	2007	2006	$ Change	% Change
Interest Expense	$1,036	$1,704	$(668)	(39)%
Other (Income) Expense, net	$(427)	$(158)	$269	171%

Interest expense decreased as compared to the prior year as a result of a decrease in the outstanding debt. Our outstanding debt as of March 31, 2007 was $5,150 compared to $27,801 as of March 31, 2006. The increase in other income was due to a gain of $180 realized in connection with the termination of an interest rate swap agreement in December 2006 and $155 in increased interest income due to higher levels of cash on hand during the year. Fiscal 2006 included a gain of $85 realized in connection with the termination of an interest rate swap agreement.

	2007	2006	$ Change	% Change
Income Tax Expense	$4,625	$6,011	$(1,386)	(23)%

The decrease in income tax expense is due to lower pre-tax income and a lower effective tax rate of 34.9% in 2007 versus 39.9% in 2006. Our 2007 effective rate was favorably impacted as a result of year-end tax adjustments determined in conjunction with the filing of our state tax returns during the fourth quarter. We also benefited from additional investment tax credits taken on several state tax returns. We realized an increased R&D Credit in Fiscal 2007 due to the recent extension of the R&D Credit.

	2007	2006	$ Change	% Change
Income from Discontinued Operations, Net of Tax	$2,414	$592	$1,822	NM

Income from discontinued operations consists of our Quick Pak business which was sold in July 2007. The income from Quick Pak increased significantly in 2007 as compared to 2006 due to productivity improvements. In addition and during fiscal year 2006, Quick Pak experienced significant productivity issues related to delays in receiving customer components for the holiday gift set season.

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

We believe the following critical accounting policies impact the more significant judgments and estimates used in the preparation of our consolidated financial statements. Additionally, our senior management has reviewed the critical accounting policies and estimates with the Board of Directors’ Audit and Finance Committee. For a more detailed discussion of the application of these and other accounting policies, refer to Note 2 of the Consolidated Financial Statements.

Revenue Recognition

The Company recognizes revenue on sales of products when the customer receives title to the goods, which is generally upon shipment or delivery depending on sales terms. Revenues are generally denominated in the currency of the country from which the product is shipped and are net of applicable returns and discounts.

Inventories

Inventories are valued at the lower of cost or market value and are maintained on a FIFO (first-in, first-out) or specific identification method. Excess and obsolete cost reductions are generally established based on inventory age.

Accounts Receivable

Our customers are primarily major consumer product and wine and spirits companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age and specific individual risks identified. Losses may also depend to some degree on future economic conditions. Although these conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal 2009. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the Company’s operating results and cash flows.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that assets might be impaired and the related carrying amounts may not be recoverable. The determination of whether impairment exists involves various estimates and assumptions, including the determination of the undiscounted cash flows estimated to be generated by the assets involved in the review. The cash flow estimates are based upon our historical experience, adjusted to reflect estimated future market and operating conditions. Measurement of an impairment loss requires a determination of fair value. We base our estimates of fair values on quoted market prices when available, independent appraisals as appropriate and industry trends or other market knowledge. Changes in the market condition and/or losses of a major production line could have a material impact on the consolidated statements of income.

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

The Company adopted FIN 48 as of April 1, 2007 (see Note 13 to the Company’s Consolidated Financial Statements).

Liquidity and Capital Resources

Net cash flows from operating activities in 2008 were $11,777, a decrease of $13,501 compared to the $25,278 provided by operating activities in 2007. The decrease resulted primarily from significant income tax payments related to the gain on sale of Quick Pak and lower deferred income taxes. Net cash flows from operating activities in 2007 were $25,278, an increase of $5,753 compared to the $19,525 provided by operating activities in 2006. The increase resulted from an increase in earnings and reduced inventories and prepaid expenses, increased accounts payable and accrued liabilities partially offset by increased accounts receivable.

Net cash flows used in investing activities were $112,410 in 2008 and $1,013 in 2007. The increase was primarily due to the acquisition of Collotype and capital expenditures and equipment deposits relating to the Batavia, Ohio manufacturing facility expansion partially offset by proceeds from the sale of Quick Pak and proceeds on the settlement of foreign currency forward contracts. Net cash flows used in investing activities were $1,013 in 2007 and $3,009 in 2006. The decrease was due to a reduction in capital expenditures as well as a fiscal 2007 cash refund resulting from a purchase price adjustment of $1,666 related to the NSPG acquisition.

Capital expenditures of $19,315 in 2008 and $2,552 in 2007 were funded primarily through cash received from the sale of Quick Pak and cash flow from operations. Capital expenditures in 2008 related primarily to the Batavia, Ohio manufacturing facility expansion. Capital expenditures in 2007 related to various machinery and equipment for our printing plants.

On February 29, 2008 and in connection with the Collotype acquisition (see Note 3 to the Company’s Consolidated Financial Statements), the Company executed a new five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility). The new Credit Facility contains an election to increase the facility by up to an additional $50 million. The Company terminated its previous $50 million credit facility. The aggregate principal amount of $200 million is available under the Credit Facility through: (i) a $110 million five-year revolving credit facility (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40 million five-year revolving credit facility (“Australian Sub-Facility”); and (iii) a $50 million term loan facility (“Term Loan Facility”). The $50 million Term Loan Facility was fully drawn down on February 29, 2008.

The Credit Facility may be used for working capital, capital expenditures and other corporate purposes. Loans under the U.S. Revolving Credit Facility and Term Loan Facility will bear interest either at: (i) the greater of (a) Bank of America’s prime rate in effect from time to time; and (b) the federal funds rate in effect from time to time plus 0.5%; or (ii) the applicable London interbank offered rate plus the applicable margin for such loans which ranges from 0.75% to 2.00% based on Multi-Color’s leverage ratio at the time of the borrowing. Loans under the Australian Sub-Facility bear interest at the Bank Bill Swap Bid Rate (BBSY) plus the applicable margin for such loans which ranges from 0.75% to 2.00% based on Multi-Color’s leverage ratio at the time of the borrowing.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants. The Credit Facility requires Multi-Color to maintain the following financial covenants: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.75 to 1.00 (subject to certain step-downs); and (iii) a minimum consolidated interest charge coverage ratio of 3.50 to 1.00.

The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by capital stock of subsidiaries, intercompany debt and Multi-Color’s property and assets.

Available borrowings under the Credit Facility at March 31, 2008 consisted of $50,000 under the U.S. Revolving Credit Facility and $16,187 under the Australian Sub-Facility.

We believe that we have both sufficient short and long term liquidity and financing. We had a working capital position of $18,517 at March 31, 2008 and we were in compliance with our loan covenants and current in our principal and interest payments on all debt.

We believe that cash flow from operations and funds from our new Credit Facility are sufficient to meet our capital requirements and debt service requirements for fiscal 2009. From time to time, we review potential acquisitions of businesses. The acquisition of any businesses that would have a material impact on the Company’s financial position or results of operations would require us to issue additional equity and/or incur additional debt. Completion of potential acquisitions may or may not occur.

The following table summarizes the Company’s contractual obligations as of March 31, 2008:

(in thousands)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-Term Debt	$131,751	$10,003	$10,004	$10,000	$10,000	$91,744	$—
Interest on Long-Term Debt (1)	32,588	7,404	6,933	6,641	6,279	5,331	—
Rent due under Operating Leases	16,818	3,102	2,279	2,057	1,732	1,484	6,164
Unconditional Purchase Obligations	4,030	1,003	3,027	—	—	—	—
Pension and post retirement obligations	623	18	13	24	36	64	468
Deferred compensation (2)	866	213	—	—	—	—	653
Unrecognized tax benefits (3)	13	13	—	—	—	—	—

Total Contractual Cash Obligations	$186,689	$21,756	$22,256	$18,722	$18,047	$98,623	$7,285

1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of March 31, 2008.
2)	The more than 5 years column includes $653 of deferred compensation obligations as the timing of such payments are not determinable (See Note 11).
3)	The table excludes $3,235 in liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Inflation

We do not believe that our operations have been materially affected by inflation. Inflationary price increases for raw materials could adversely impact our sales and profitability in the future.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, which for the Company is April 1, 2009. The Company is currently assessing the impact of SFAS No. 161 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the way companies account for business combinations and will generally require assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs that the acquirer expects, but is not obligated to incur, will be recognized separately from the business acquisition. This accounting standard is effective for fiscal years beginning after December 15, 2008, which for the Company is April 1, 2009 and early adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which for the Company is April 1, 2009 and early adoption is not permitted. This pronouncement will not have a material impact on the Company.

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

Multi-Color does not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed to variable-rate debt ratio or to manage foreign currency exchange rate volatility.

Multi-Color is exposed to market risks from changes in interest rates on certain of its outstanding debt. The outstanding loan balance under our bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Australia. During April 2008, the Company entered into interest rate swap agreements (Swaps) with a total initial notional amount of $80 million in order to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and results in interest payments based on a fixed rate ranging from 5% to 5.5% (see Note 21 to the Company’s Consolidated Financial Statements). Based on the average outstanding debt for March 2008, a 100 basis point change in the interest rate would change interest expense by approximately $117 per month.

Foreign currency exchange risk arises from our newly acquired Collotype operations in Australia and South Africa as well as from transactions with customers or suppliers denominated in foreign currencies. The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. The Company did not have any significant foreign exchange risk prior to the Collotype acquisition. In December 2007, the Company entered into forward currency contracts to fix the US dollar value of the pending Collotype acquisition, which was denominated in Australian dollars. These forward currency contracts did not qualify as hedges for accounting purposes since they related to an anticipated business combination and therefore, any change in fair value was recorded in earnings. Through settlement of these contracts at the acquisition closing date, including renewal of contracts that settled prior to the acquisition closing date, the Company realized net gains of $7,659.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Multi-Color Corporation (the Company) is responsible for the preparation and accuracy of the financial statements and other information included in this report. The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including Multi-Color’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2008, based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

In meeting its responsibility for the reliability of the financial statements, the Company depends upon its system of internal accounting controls. The system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized and recorded. The system is supported by policies and guidelines, and by careful selection and training of financial management personnel. The Company also has a Disclosure Committee, whose responsibility is to ensure appropriate disclosures and presentation of the financial statements and notes thereto. Additionally, the Company has an Internal Audit Department to assist in monitoring internal controls and compliance with financial policies and procedures.

The Board of Directors meets its responsibility for overview of the Company’s financial statements through its Audit and Finance Committee which is composed entirely of independent Directors who are not employees of the Company. The Audit and Finance Committee meets periodically with management and Internal Audit to review and assess the activities of each in meeting their respective responsibilities. Grant Thornton LLP, the Company’s independent registered public accounting firm, has full access to the Audit and Finance Committee to discuss the results of their audit work, the adequacy of internal accounting controls and the quality of financial reporting.

The Company’s assessment of and conclusion on the effectiveness of its internal control over financial reporting did not include the internal controls of Collotype International Holdings Pty Limited, which were acquired on February 29, 2008 and included in the 2008 consolidated financial statements. This acquired company constituted 65% of the Company’s assets as of March 31, 2008, and 4% and 0% of revenues and net income, respectively, for the year ended March 31, 2008.

Based on the Company’s evaluation, management concluded that internal control over financial reporting was effective as of March 31, 2008. The Company’s internal control over financial reporting as of March 31, 2008 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is presented in these financial statements on page 22.

June 5, 2008

/s/ Francis D. Gerace
Francis D. Gerace
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President Finance and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As noted in Note 12, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective March 31, 2007. Also as noted in Note 15, the Company adopted SFAS No. 123(R), Share-Based Payment effective April 1, 2006. Also as noted in Note 13, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Multi-Color Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 5, 2008 expressed an unqualified opinion on the effectiveness of Multi-Color Corporation’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
June 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

We have audited Multi-Color Corporation’s (an Ohio Corporation) internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Multi-Color Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Multi-Color Corporation’s internal control over financial reporting based on our audit.

In conducting management’s evaluation of the effectiveness of its internal control over financial reporting, management has excluded Collotype International Holdings Pty Ltd (Collotype) which was acquired in February 2008. Collotype constituted 65% of the Company’s total assets as of March 31, 2008, 4% of its total revenues and 0% of its net income for the year ended March 31, 2008. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Collotype.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Multi-Color Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Multi-Color Corporation and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2008 and our report dated June 5, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
June 5, 2008

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31

(In thousands, except per share data)

	2008	2007	2006
Net revenues	$210,307	$192,551	$176,945
Cost of revenues	171,381	155,402	143,949

Gross profit	38,926	37,149	32,996
Selling, general and administrative expenses	21,427	20,255	16,398
Acquisition expenses	—	3,048	—

Operating income	17,499	13,846	16,598
Interest expense	962	1,036	1,704
Net gain on foreign currency forward contracts	(7,659)	—	—
Other (income) expense, net	(631)	(427)	(158)

Income from continuing operations before income taxes	24,827	13,237	15,052
Income tax expense	8,820	4,625	6,011

Income from continuing operations	16,007	8,612	9,041
Income from discontinued operations, net of tax	6,977	2,414	592

Net income	$22,984	$11,026	$9,633

Weighted average shares and equivalents outstanding:
Basic	10,212	9,904	9,787
Diluted	10,520	10,221	10,105

Basic earnings per common share:
Income from continuing operations	$1.57	$0.87	$0.92
Income from discontinued operations	$0.68	$0.24	$0.06

Basic earnings per common share	$2.25	$1.11	$0.98

Diluted earnings per common share:
Income from continuing operations	$1.52	$0.84	$0.89
Income from discontinued operations	$0.66	$0.24	$0.06

Diluted earnings per common share	$2.18	$1.08	$0.95

The accompanying notes are an integral part of the consolidated financial statements.

All share and per share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

CONSOLIDATED BALANCE SHEETS

As of March 31

(In thousands, except per share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,264	$5,793
Accounts receivable, net	38,349	21,833
Inventories	21,945	13,610
Deferred tax asset	1,978	826
Equipment deposits	4,413	—
Prepaid expenses and other	1,279	948
Current assets of discontinued operations	—	4,796

Total current assets	72,228	47,806
Assets held for sale	2,281	—
Property, plant and equipment, net	100,838	43,675
Goodwill	116,644	7,259
Intangible assets, net	20,535	1,634
Deferred financing fees and other	1,158	3
Deferred tax asset	396	—
Non-current assets of discontinued operations	—	6,704

Total assets	$314,080	$107,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,003	$5,150
Current portion of deferred revenues	90	40
Accounts payable	28,709	14,776
Accrued income taxes	4,167	351
Accrued liabilities	2,380	1,657
Accrued payroll and benefits	8,362	6,322
Current liabilities of discontinued operations	—	3,678

Total current liabilities	53,711	31,974
Long-term debt	121,748	—
Deferred tax liability	12,489	8,043
Deferred compensation and other	6,194	2,318
Non-current liabilities of discontinued operations	—	323

Total liabilities	194,142	42,658
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $.10 per share; 25,000 shares authorized, 12,194 and 10,018 shares issued and 12,165 and 9,989 shares outstanding at March 31, 2008 and 2007, respectively	557	341
Paid-in capital	58,967	18,913
Treasury stock, 29 shares at cost	(119)	(119)
Restricted stock	(1,301)	(250)
Retained earnings	66,835	45,750
Accumulated other comprehensive income (loss)	(5,001)	(212)

Total stockholders’ equity	119,938	64,423

Total liabilities and stockholders’ equity	$314,080	$107,081

The accompanying notes are an integral part of the consolidated financial statements.

All share and per share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007, except for the Treasury Stock.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Paid-In Capital	Treasury Stock	Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares Issued	Amount
March 31, 2005	9,732	$323	$14,913	$(119)	$—	$27,719	$261	$43,097
Net income						9,633		9,633
Issuance of common stock	159	11	750					761
Tax benefit from exercise of stock options			656					656
Common stock dividends						(1,305)		(1,305)
Additional minimum pension liability adjustment							(16)	(16)
Unrealized gain on interest rate swaps, net of tax of $111							178	178

March 31, 2006	9,891	$334	$16,319	$(119)	$—	$36,047	$423	$53,004
Adjustment to initially adopt SFAS 158, net of tax of $83							(132)	(132)

Balance at April 1, 2006	9,891	$334	$16,319	$(119)	$—	$36,047	$291	$52,872
Net income						11,026		11,026
Issuance of common stock	127	6	917					923
Excess tax benefit from stock based compensation			610					610
Restricted stock grant		1	299		(300)			—
Share-based compensation			768		50			818
Additional minimum pension liability adjustment, net of tax of $52							(64)	(64)
Common stock dividends						(1,323)		(1,323)
Unrealized loss on interest rate swaps, net of tax of $162							(259)	(259)
Reclassification of net unrealized gain from interest rate swaps into net income							(180)	(180)

March 31, 2007	10,018	$341	$18,913	$(119)	$(250)	$45,750	$(212)	$64,423
Adoption of FIN 48 on April 1, 2007						(211)		(211)

Balance at April 1, 2007	10,018	$341	$18,913	$(119)	$(250)	$45,539	$(212)	$64,212
Net income						22,984		22,984
Issuance of common stock—Collotype acquisition	2,026	203	36,397					36,600
Issuance of common stock—other	150	9	895					904
Excess tax benefit from stock based compensation			494					494
Restricted stock grant		4	1,406		(1,410)			—
Share-based compensation			862		359			1,221
Additional minimum pension liability adjustment, net of tax of $43							69	69
Common stock dividends						(1,688)		(1,688)
Unrealized foreign currency translation loss							(4,858)	(4,858)

March 31, 2008	12,194	$557	$58,967	$(119)	$(1,301)	$66,835	$(5,001)	$119,938

The accompanying notes are an integral part of the consolidated financial statements.

All share and per share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31

(In thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,984	$11,026	$9,633
Less income from discontinued operations	6,977	2,414	592

Income from continuing operations	16,007	8,612	9,041
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	5,969	5,524	5,709
Amortization	608	469	496
Gain on interest rate swap termination	—	(219)	(85)
Gain on foreign currency forward contracts	(7,659)	—	—
Net loss on disposal of equipment	21	92	15
Increase in non-current deferred compensation	178	63	128
Stock based compensation expense	1,221	818	—
Excess tax benefit from stock based compensation	(494)	(610)	656
Impairment loss on long-lived assets	—	21	143
Deferred taxes, net	(1,852)	1,310	(396)
Net (increase) decrease in accounts receivable	2,056	(661)	1,439
Net (increase) decrease in inventories	(1,249)	2,220	(2,129)
Net (increase) decrease in prepaid expenses and other	89	1,871	(2,215)
Net increase (decrease) in accounts payable	322	1,469	3,576
Net increase (decrease) in accrued liabilities	1,056	37	3,588
Net increase (decrease) in deferred revenues	49	(151)	191
Other	146	—	—

Net cash provided by continuing operating activities	16,468	20,865	20,157
Net cash provided by (used in) discontinued operating activities	(4,691)	4,413	(632)

Net cash provided by operating activities	11,777	25,278	19,525
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,315)	(2,552)	(3,285)
Acquisition of business, net of cash acquired	(115,667)	—	—
Proceeds from foreign currency forward contracts	7,659	—	—
Short term deposits on equipment	(4,413)	—	—
Proceeds from sale of plant and equipment	158	4	4
Refund on acquisition purchase price	—	1,666	272

Net cash provided by (used in) continuing investing activities	(131,578)	(882)	(3,009)
Net cash provided by (used in) discontinued investing activities	19,168	(131)	—

Net cash provided (used in) investing activities	(112,410)	(1,013)	(3,009)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	66,000	2,000	—
Payments under revolving line of credit	(9,725)	(2,000)	(1,000)
Proceeds from issuance of common stock	902	1,533	760
Proceeds from issuance of debt	50,000	—	—
Proceeds from interest rate swap termination	—	180	122
Excess tax benefit from stock based compensation	494	610	—
Repayment of long-term debt	(5,213)	(22,651)	(11,882)
Dividends paid	(1,688)	(1,323)	(1,305)
Debt issuance costs	(1,391)	—	—

Net cash provided by (used in) continuing financing activities	99,379	(21,651)	(13,305)
Net cash provided by (used in) discontinued financing activities	—	—	(107)

Net cash provided (used in) financing activities	99,379	(21,651)	(13,412)
Effect of exchange rate changes on cash	(275)	—	—

Net increase (decrease) in cash	(1,529)	2,614	3,104
Cash and cash equivalents, beginning of the year	5,793	3,179	75

Cash and cash equivalents, end of year	$4,264	$5,793	$3,179

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)	THE COMPANY

Multi-Color Corporation (the Company), headquartered in Sharonville, Ohio, supplies a complete line of label solutions, offering a variety of technical and graphic services and engravings to consumer product and food and beverage companies, retailers and container manufacturers worldwide. The Company has manufacturing facilities located in North America, Australia and South Africa.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(2)	Basis of Presentation

References to 2008, 2007 and 2006 are for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year classifications.

Prior to June 2007, the Company was organized into two segments: Decorating Solutions and Packaging Services. The Decorating Solutions segment’s primary operations involved the design and printing of labels, while the Packaging Services segment provided promotional packaging, assembling and fulfillment services. On July 2, 2007, the Company completed the sale of Quick Pak, whose operating results were reported as the Packaging Services segment (see Note 4 to the Company’s Consolidated Financial Statements). Accordingly, the results of Quick Pak are now presented as discontinued operations for all periods in the consolidated financial statements and the Company no longer reports any segment results as it now only has one business segment.

On February 29, 2008, we acquired Collotype International Holdings Pty. Ltd. (Collotype) which is headquartered in Adelaide, South Australia. Collotype is the world’s leading and highly awarded pressure sensitive wine and spirits label manufacturer and a growing provider of labels in the fast-moving consumer goods marketplace in Australia. Collotype has manufacturing operations in Australia, South Africa and the United States (See Note 3 to the Company’s Consolidated Financial Statements).

Revenue Recognition

The Company recognizes revenue on sales of products when the customer receives title to the goods, which is generally upon shipment or delivery depending on sales terms. Revenues are generally denominated in the currency of the country from which the product is shipped. All revenues are net of applicable returns and discounts.

Cash and Cash Equivalents

The Company records all highly liquid short-term investments with maturities of three months or less as cash equivalents.

Inventories

Inventories are valued at the lower of cost or market value and are maintained on the FIFO (first-in, first-out) or specific identification method. Excess and obsolete cost reductions are generally established based on inventory age.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings	20-39 years
Machinery and equipment	3-15 years
Computers	3-5 years
Furniture and fixtures	5-10 years

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and the Company tests goodwill annually, as of the last day of February of each fiscal year, for impairment by comparing the fair value of the reporting unit goodwill to its carrying amount. In connection with the February 29, 2008 acquisition of Collotype, the value of goodwill and intangibles was determined based on appraisals and the initial testing for impairment will occur annually beginning on February 28, 2009 or when circumstances indicate. At March 31, 2008, the Company had goodwill of $116,644, $109,385 of which related to the Collotype acquisition (see Note 3 to the Company’s Consolidated Financial Statements). Under SFAS 142, impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Intangible assets with definite useful lives continue to be amortized using the straight-line method, which estimates the economic benefit, over periods of up to thirteen years. Intangible assets are also tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Income Taxes

Deferred income tax assets and liabilities are provided for temporary differences between the tax basis and reported basis of assets and liabilities that will result in taxable or deductible amounts in future years.

Earnings per Common Share

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 54 options in the twelve months ended March 31, 2008 from the computation of diluted EPS because these options would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	2008		2007		2006
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	10,212	$2.25	9,904	$1.11	9,787	$0.98
Effect of dilutive stock options and restricted shares	308	(0.07)	317	(0.03)	318	(0.03)

Diluted EPS	10,520	$2.18	10,221	$1.08	10,105	$0.95

Advertising Costs

Advertising costs are charged to expense as incurred and were minimal in 2008, 2007 and 2006.

Research and Development Costs

Research and development costs are charged to expense as incurred and were $3,165, $3,094 and $1,925 in 2008, 2007 and 2006, respectively.

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

Fair Value Disclosure

The carrying value of financial instruments approximates fair value.

Foreign Exchange

The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of stockholders’ equity.

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

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 amends the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, which for the Company is April 1, 2009. The Company is currently assessing the impact of SFAS No. 161 on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the way companies account for business combinations and will generally require assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs that the acquirer expects, but is not obligated to incur, will be recognized separately from the business acquisition. This accounting standard is effective for fiscal years beginning after December 15, 2008, which for the Company is April 1, 2009 and early adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which for the Company is April 1, 2009 and early adoption is not permitted. This pronouncement will not have a material impact on the Company.

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

(3)	ACQUISITIONS

On February 29, 2008, the Company acquired 100% of Collotype which provided the Company with a broader international operating footprint to better serve its existing and acquired customers and an expanded ability to attract new international customers. The results of Collotype’s operations have been included in the Company’s consolidated financial statements beginning March 1, 2008.

The preliminary purchase price for Collotype, excluding $16,642 of assumed net debt, was based on a multiple of earnings and consisted of the following:

Cash	$122,725
Stock	36,600
Acquisition-related expenses	4,216

Total purchase price	$163,541

The value of the 2,026 common shares issued in the acquisition was determined based on estimated fair value.

The cash portion of the purchase price was funded through $115,000 of borrowings under the Company’s new credit facility with the remainder from available cash at the closing date. Assumed net debt included $26,503 of bank debt less $9,861 of cash acquired.

The purchase agreement includes an additional contingent payment of up to $9,140 if Collotype achieves specified operating profit targets for the year ended June 30, 2008. No provision for the contingent payment has been included in the preliminary purchase price, which if made, would increase the purchase price and allocation to goodwill. At March 31, 2008, $4,570 is in an escrow account pending resolution of various contingencies primarily related to income taxes for pre-acquisition activities of Collotype. Any return of escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price.

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed will be finalized during fiscal 2009 once the contingent payment, fair value estimates and other pending matters are finalized. Other than the impact, if any, of the contingent payment, we do not anticipate any substantial changes to the preliminary purchase price or related allocation.

Based on fair value estimates, the preliminary purchase price has been allocated to individual assets acquired and liabilities assumed as follows:

Assets Acquired:
Accounts receivable	$19,181
Inventories	7,343
Property, plant and equipment	47,603
Intangible assets	20,100
Goodwill	113,114
Deferred tax assets	1,188
Other assets	127

Total assets	$208,656

Liabilities Assumed:
Debt, less cash acquired	16,642
Accounts payable	12,411
Accrued income taxes payable	2,945
Accrued and other liabilities	6,996
Deferred tax liabilities	6,121

Total liabilities	45,115

Net assets acquired	$163,541

The preliminary estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

Customer relationships	$18,500	7 to 14 years
Technologies	1,600	7 to 8 years

Total identifiable intangibles	$20,100

Identifiable intangible assets are amortized over their estimated useful lives based on a number of assumptions including customer attrition rates, percentage of revenue attributable to technologies, royalty rates and projected future revenue growth.

The amount of goodwill arising from this acquisition that is deductible for income tax purposes is $20,447.

The following table provides the unaudited pro forma results of operations for the years ended March 31, 2008 and 2007 as if Collotype had been acquired as of the beginning of each period presented. The pro forma results include certain purchase accounting adjustments, such as the estimated changes in depreciation, intangible asset amortization and interest expense. However, pro forma results do not include any anticipated synergies from the combination of the two companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Years Ended March 31,
	2008	2007
Net revenues	$318,603	$291,252
Income from continuing operations	17,902	8,118
Net income	24,879	10,532

Diluted earnings per share:
Income from continuing operations	$1.45	$0.66
Income form discontinued operations	0.56	0.20

Net income	$2.01	$0.86

In December 2007, the Company entered into forward currency contracts to fix the US dollar value of the pending Collotype acquisition, which was denominated in Australian dollars. These forward currency contracts did not qualify as hedges for accounting purposes since they related to an anticipated business combination and therefore, any change in fair value was recorded in earnings. Through expiration of these contracts at the closing date, including renewal of contracts that expired prior to the closing date, the Company realized net gains of $7,659.

In November 2006 and January 2007, negotiations related to two potential significant acquisitions were terminated. As a result, the Company recorded pre-tax charges totaling $3,048 related to accounting, legal, and investment banking fees and other transaction costs.

(4)	DISCONTINUED OPERATIONS

In June 2007, the Company entered into a definitive agreement to sell its Packaging Services division, Quick Pak, for $19,200 in cash. The transaction closed on July 2, 2007, and accordingly, the Company recorded an after-tax gain on the sale of $6,922 in the quarter ended September 30, 2007. In accordance with the provisions of SFAS No. 144, the results of Quick Pak are presented as discontinued operations for all periods in the consolidated financial statements and the Company no longer reports any segment results. The Company allocated general corporate interest expense based on budgeted cost of goods sold. The amount of interest expense allocated to Quick Pak, for fiscal 2008, 2007 and 2006 was $9, $115 and $165, respectively.

Operating results of discontinued operations are as follows:

	Year Ended March 31,
	2008	2007	2006
Revenues	$3,988	$30,379	$29,132

Income from discontinued operations:
Gain on sale, before taxes	$11,269	$—	$—
Income (loss) from discontinued operations, before taxes	(83)	3,758	1,003

Total income from discontinued operations, before taxes	11,186	3,758	1,003

Income tax expense	4,209	1,344	411

Income from discontinued operations	$6,977	$2,414	$592

Assets and liabilities related to discontinued operations consisted of the following:

March 31, 2007
Assets
Accounts receivable	$4,224
Inventories	438
Prepaid expenses and other	134

Total current assets	4,796
Property, plant and equipment, net	2,115
Goodwill	4,500
Other	89

Assets of discontinued operations	$11,500

Liabilities
Accounts payable	$2,466
Accrued liabilities	440
Accrued payroll and benefits	772

Total current liabilities	3,678
Other	323

Liabilities of discontinued operations	$4,001

(5)	ACCOUNTS RECEIVABLE ALLOWANCE

The Company’s customers are primarily major consumer product and wine and spirits companies and container manufacturers, and accounts receivable consist of amounts due in connection with normal business activities. The Company records an allowance for doubtful accounts to reflect the estimated losses of accounts receivable based on past collection history, age and specific individual risks identified. The following table summarizes the activity in the allowance for doubtful accounts for 2008 and 2007:

	2008	2007
Balance at beginning of year	$546	$1,864
Acquisition of Collotype	144	—
Provision	51	482
Accounts written-off	(262)	(1,800)

Balance at end of year	$479	$546

(6)	INVENTORIES

Inventories as of March 31 consisted of the following:

	2008	2007
Finished goods	$14,236	$8,834
Work-in-process	3,385	2,027
Raw materials	5,565	3,720

	23,186	14,581
Inventory reserves	(1,241)	(971)

	$21,945	$13,610

(7)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of March 31:

	2008	2007
Land and buildings	$18,451	$13,988
Machinery and equipment	104,491	57,544
Furniture, fixtures, computer equipment and software	10,390	6,965
Construction in progress	8,128	656

	141,460	79,153
Accumulated depreciation	(40,622)	(35,478)

	$100,838	$43,675

(8)	GOODWILL AND INTANGIBLE ASSETS

Goodwill movements consisted of:

Balance at March 31, 2007	$7,259
Acquisition of Collotype	113,114
Foreign exchange	(3,729)

Balance at March 31, 2008	$116,644

Intangible assets consisted of the following:

	Customer Relationships	Non-Compete Agreements	Total Intangibles
Intangibles – at cost	$2,862	$750	$3,612
Accumulated amortization	(1,228)	(750)	(1,978)

Net intangibles at March 31, 2007	$1,634	$—	$1,634

	Customer Relationships	Technology	Non-Compete Agreements	Total Intangibles
Intangibles – at cost	$2,862	$—	$750	$3,612
Acquisition of Collotype	18,500	1,600	—	20,100
Foreign exchange	(540)	(52)	—	(592)

	20,822	1,548	750	23,120
Accumulated amortization	(1,818)	(17)	(750)	(2,585)

Net intangibles at March 31, 2008	$19,004	$1,531	$—	$20,535

The intangible assets were established in connection with completed acquisitions and are amortized over their remaining useful lives using the straight-line method which estimates the economic benefit (see Note 3 to the Consolidated Financial Statements). The weighted average amortization period for these assets is 11.1 years. Total amortization expense for 2008, 2007 and 2006 was $608, $469 and $496, respectively.

The annual estimated amortization expense for future years are as follows:

2009	$1,969
2010	1,887
2011	1,887
2012	1,888
2013 and thereafter	12,904

Total	$20,535

(9)	DEBT

The components of the Company’s debt consisted of the following as of March 31:

	2008	2007
U.S. Revolving Credit Facility, 4.70% variable interest rate at March 31, 2008, due in 2013	$60,000	$—
Australian Sub-Facility, 9.73% variable interest rate at March 31, 2008, due 2013	21,744	—
Term Loan Facility, 4.70% variable interest rate at March 31, 2008, due in quarterly installments of $2,500 from 2008 to 2013	50,000	—
Scottsburg Industrial Revenue Bonds, floating weekly rate (3.71% at March 31, 2007), optional quarterly principal payments of $170 plus interest through October 2009	—	2,365
Clermont County Industrial Revenue Bonds, floating weekly rate (6.88% at March 31, 2007), optional quarterly principal payments of $70 plus interest through March 2016	—	2,785
Capital leases	7	—

	131,751	5,150

Less – current portion of debt	(10,003)	(5,150)

	$121,748	$—

The following is a schedule of future annual principal payments as of March 31, 2008:

2009	$10,003
2010	10,004
2011	10,000
2012	10,000
2013	91,744

Total	$131,751

On February 29, 2008 and in connection with the Collotype acquisition (see Note 3 to the Company’s Consolidated Financial Statements), the Company executed a new five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility). The new Credit Facility contains an election to increase the facility by up to an additional $50 million and the Company terminated its previous $50 million credit facility. The aggregate principal amount of $200 million is available under the Credit Facility through: (i) a $110 million five-year revolving credit facility (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40 million five-year revolving credit facility (“Australian Sub-Facility”); and (iii) a $50 million term loan facility (“Term Loan Facility”). The $50 million Term Loan Facility was fully drawn down on February 29, 2008.

The Credit Facility may be used for working capital, capital expenditures and other corporate purposes. Loans under the U.S. Revolving Credit Facility and Term Loan Facility will bear interest either at: (i) the greater of (a) Bank of America’s prime rate in effect from time to time; and (b) the federal funds rate in effect from time to time plus 0.5%; or (ii) the applicable London interbank offered rate plus the applicable margin for such loans which ranges from 0.75% to 2.00% based on the Company’s leverage ratio at the time of the borrowing. Loans under the Australian Sub-Facility bear interest at the Bank Bill Swap Bid Rate (BBSY) plus the applicable margin for such loans which ranges from 0.75% to 2.00% based on the Company’s leverage ratio at the time of the borrowing.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which requires the Company to maintain the following financial covenants: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.75 to 1.00 (subject to certain step-downs); and (iii) a minimum consolidated interest charge coverage ratio of 3.50 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets.

Available borrowings under the Credit Facility at March 31, 2008 consisted of $50,000 under the U.S. Revolving Credit Facility and $16,187 under the Australian Sub-Facility.

At March 31, 2008, the Company had two outstanding letters of credit totaling $3,051 for the purchase of equipment.

In June 2007, the Company paid off the $5,150 outstanding balance on the Scottsburg and Clermont County Industrial Revenue Bonds using cash on hand .

(10)	INTEREST RATE SWAPS

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

In February 2005, the Company entered into a Swap with an initial notional amount of $15,000, which declined by approximately $2,143 annually through expiration in May 2012. Additionally in March 2006, the Company entered into a Swap with an initial notional amount of $2,000, which declined by $435 per quarter through expiration in June 2007. The Swaps were designated at inception as highly effective cash flow hedges which are measured on an ongoing basis. During 2006, the fair value of the Swaps increased by $141 and was recorded in accumulated other comprehensive income.

In March 2006, the Company prepaid $2,130 of a $4,100 Term Loan and terminated the related Swap realizing a gain and cash proceeds of $122. As a result, $85 of the gain on the Swap termination was recorded in other income in fiscal 2006 and $37 was deferred and amortized as a reduction of interest expense over the remaining term of the related outstanding debt.

During the year ended March 31, 2007, the Company prepaid the remaining balance of the then existing Term Loan and the Non-Revolver and terminated the related Swap realizing a gain of $219 and cash proceeds of $180. The gain on the termination of the Swaps was recorded in other income.

(11)	DEFERRED COMPENSATION AGREEMENTS

The Company has entered into deferred compensation agreements with certain officers and employees under its 1999 Executive Deferred Compensation Plan, whereby participants may elect to defer a portion of their annual income and also receive an annual Company contribution credit based on a percentage (8% for 2008, 2007 and 2006) of such participant’s base compensation. Amounts due under such agreements are classified as long-term liabilities except for payments that are expected to be made within one year. At March 31, 2008, $213 was classified as current and $653 and $688 were classified as long-term as of March 31, 2008 and 2007, respectively. Such amounts are payable, in general and subject to the terms of the Plan, at the later of the attainment of retirement age (60) or termination of employment. Interest on the deferred amounts, which is included in the balances due, was accrued at 10.25%, 9.75% and 7.75% in 2008, 2007 and 2006, respectively. The expense recognized under the Plan in 2008, 2007 and 2006 was $178, $155 and $140, respectively.

(12)	EMPLOYEE BENEFIT PLANS

The Company maintains 401K retirement savings plans (Plans) for U.S. employees who meet certain service requirements. The Plans provide for voluntary contributions by eligible U.S. employees up to a specified maximum percentage of gross pay. At the discretion of the Company’s Board of Directors, the Company may contribute a specified matching percentage of the employee contributions. The Company also makes contributions to various retirement savings plans for Australian employees as required by law equal to 9% of gross pay, and for South African employees under a voluntary plan equal to 8% of gross pay. Company contributions to all retirement savings plans were $1,073, $719 and $609 in 2008, 2007 and 2006, respectively.

The Company has a single employer defined benefit pension plan (Pension Plan) which covers eligible union employees at its Norway, MI plant who were hired prior to July 14, 1998. The Pension Plan provides benefits based on a flat payment formula and years of credited service at a normal retirement age of 65. The benefits are actuarially reduced for early retirement. An active participant may annually elect to irrevocably freeze their benefits to participate in the Company 401K retirement savings plan.

The Company also has a post retirement health and welfare plan (Health Plan) that upon retirement provides health benefits to certain active Norway plant employees hired on or before July 31, 1998. The Health Plan allows participants to retire as early as age 62 and remain in the active medical plan until reaching Medicare eligibility at age 65. The Health Plan has no assets and the Company pays benefits as incurred.

In September 2006, the FASB issued SFAS 158, Employer’s Accounting for Defined Benefit and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires the Company to recognize the over-funded or under-funded status of its Pension Plan and Health Plan, with changes in the funded status recognized as a separate component to stockholders’ equity. The Company adopted SFAS 158 on March 31, 2007 which increased the Company’s accrued health plan liability by $215 and deferred tax asset by $83. However, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for fiscal years ending after December 31, 2008 and therefore the Company will change its measurement date for the year ended March 31, 2009.

The Company uses a December 31 measurement date for the Pension Plan and Health Plan. Reconciliation of the Plans’ funded status and obligations as of March 31, 2008 and 2007 consisted of the following:

	Pension Plan
	2008	2007	2006
Net periodic cost components
Service cost	$27	$23	$25
Interest cost	69	60	56
Actual (return) on plan assets	(32)	(107)	(53)
Recognized net actuarial (gain)	(52)	26	(24)
Amortization of net actuarial loss	1	—	—

Net periodic pension cost	$13	$2	$4

	Health Plan
	2008	2007	2006
Net periodic cost components
Service cost	$28	$27	$16
Interest cost	32	32	18
Actual (return) on plan assets	—	—	—
Recognized net actuarial (gain)	—	—	—
Amortization of net actuarial loss	7	11	—

Net periodic pension cost	$67	$70	$34

	Pension Plan		Health Plan
	2008	2007	2008	2007
Change in benefit obligation
Projected benefit obligation at beginning of year	$1,201	$1,052	$568	$563
Service cost	27	23	28	27
Interest cost	69	60	32	32
Plan participants’ contributions	—	—	11	7
Actuarial loss/(gain)	(13)	105	(77)	(47)
Benefits paid	—	(57)	(22)	(14)
Amendments to Plan	—	18	—	—

Projected benefit obligation at end of year	$1,284	$1,201	$540	$568

Change in plan assets
Fair value of plan assets at beginning of year	$1,061	$1,011	$––	$—
Actual return on plan assets	32	107	—	—
Employer contributions	—	—	11	7
Plan participants’ contributions	—	—	11	7
Benefits paid	—	(57)	(22)	(14)

Fair value of plan assets at end of year	$1,093	$1,061	$—	$—

Reconciliation of funded status
Funded status	$(191)	$(140)	$(540)	$(568)
Unrecognized net actuarial loss/(gain)	—	—	(11)	(7)
Employer contributions	—	—	11	7

Accrued cost at end of year	$(191)	$(140)	$(540)	$(568)

Weighted average assumptions
Discount rate – net periodic cost	5.75%	5.75%	5.75%	5.75%
Discount rate – projected benefit obligation	5.75%	5.75%	5.75%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	—	—

Rate of compensation increases are not applicable as a result of flat benefit formulas. The discount rate and rate of return were selected based upon current market conditions, Company experience and future expectations.

Pension Plan assets consist primarily of listed equity and debt securities. Below are the weighted average asset allocations by category at March 31, 2008 and 2007, and the target allocations for 2009:

Asset category	2008	2007	Target % 2009
Equity securities	64%	65%	50-60%
Debt securities	16%	15%	10-20%
Real estate	0%	0%	0-10%
Other	20%	20%	20-30%

Total	100%	100%	100%

Assumed health care cost trend rates have a significant effect on the amounts reported for the Health Plan. The health care cost trend rate assumed in measuring the Health Plan benefit obligation is 9% gradually decreasing to 4% in 2013 and thereafter. A one percentage point change in these assumed rates would increase the post retirement obligation by $65 or decrease the post retirement obligation by $57.

The Health Plan has no assets and the Company pays the benefits as incurred. The Company expects to pay $5 of Health Plan benefits and to pay $13 to the Pension Plan in 2009. Benefits expected to be paid from these plans in the future are as follows:

	Pension Plan	Health Plan
2009	$13	$5
2010	13	—
2011	13	11
2012	12	24
2013	12	52
2014-2018	$229	$239

(13)	INCOME TAXES

The provision (benefit) for income taxes includes the following components:

	2008	2007	2006
Currently payable
Federal	$8,275	$2,797	$5,218
State and local	1,778	536	956
Foreign	32	—	—

	$10,085	$3,333	$6,174

Deferred
Federal	(983)	1,144	(194)
State and local	(144)	148	31
Foreign	(138)	—	—

	(1,265)	1,292	(163)

	$8,820	$4,625	$6,011

The following is a reconciliation between the U.S. statutory federal income tax rate and the effective tax rate:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.2%	2.9%	4.4%
Research and development tax credit	0.0%	-1.2%	-0.9%
Section 199 deduction	-1.9%	-0.7%	-1.0%
Other	-0.8%	-1.1%	2.4%

Effective tax rate	35.5%	34.9%	39.9%

The net deferred tax components consisted of the following at March 31:

	2008	2007
Deferred tax liabilities:
Tax depreciation over book depreciation	$(8,670)	$(7,588)
Tax intangible amortization over book intangible amortization	(4,803)	(946)
Software development	(230)	(230)
Inventory capitalization	—	(19)
Other	(11)	—

	(13,714)	(8,783)

Deferred tax assets:
Deferred compensation	337	267
Inventory reserves	377	425
Inventory capitalization	408	—
Allowance for doubtful accounts	176	205
Stock based compensation expense	729	318
Pension liability	92	135
Loss carry-forward amounts	174	1
Non-deductible accruals and other	1,296	215

	3,589	1,566

Net deferred tax liability	$(10,125)	$(7,217)

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarified the accounting for tax positions recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In accordance with FIN 48, the benefits of tax positions will not be recorded unless it is more likely than not that the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result, the Company recognized an increase in the liability for unrecognized tax benefits, interest and penalties of approximately $211, with a corresponding decrease to the April 1, 2007 balance of retained earnings. As of March 31, 2008 and April 1, 2007, the Company had a liability of $3,248 and $902 respectively, which includes interest and penalties of $211 and $153 respectively, recorded for unrecognized tax benefits for U.S., federal, state and foreign tax jurisdictions. The total liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheet, as payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. In addition, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $669. The Company believes it is reasonably possible that approximately $540 of unrecognized tax benefits as of March 31, 2008 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign and state income tax matters.

A summary of the activity for the Company’s unrecognized tax benefits follows:

2008
Balance as of the beginning of the year	$902
Additions of tax positions of the current year	325
Additions of tax positions of prior years—Collotype acquisition	2,578
Additions of tax positions of prior years—other	80
Settlements	(76)
Reductions of tax positions of prior years	(324)
Lapses of applicable statutes of limitations	(237)

Balance as of end of year	$3,248

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. At March 31, 2008, the Company was examined by the Internal Revenue Service through fiscal year ended March 31, 2007. In addition, a number of state and local examinations are currently ongoing. With a few exceptions, the Company is no longer subject to U.S. federal and state and local examinations by tax authorities for years before fiscal 2004.

(14)	MAJOR CUSTOMERS

During 2008, 2007 and 2006, sales to major customers (those exceeding 10% of the Company's net revenues) approximated 51%, 54%, and 50%, respectively, of the Company's consolidated net revenues. Approximately 33%, 34%, and 33% of sales in 2008, 2007 and 2006, respectively, were to the Procter & Gamble Company; approximately 18%, 20% and 17% of sales in 2008, 2007 and 2006, respectively, were to the Miller Brewing Company.

In addition, accounts receivable balances of such major customers approximated 17% and 37% of the Company's total accounts receivable balance at March 31, 2008 and 2007, respectively.

The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s operations.

(15)	STOCK BASED COMPENSATION

Effective April 1, 2006, the Company adopted SFAS No. 123 (R), Share-Based Payment, which requires compensation costs related to share-based transactions to be measured at the grant date, based on the fair value of the award, and recognized as expense over the requisite service period. Prior to April 1, 2006, the Company applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and accounted for stock options under the intrinsic method. Accordingly, the Company did not recognize expense related to employee stock options because the exercise price of such options equaled the fair value of the underlying stock on the grant date. The Company previously disclosed the fair value of its stock options under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). The Company elected to adopt the modified prospective application method as provided by SFAS 123 (R), and accordingly, the financial statements for periods prior to 2007 presented have not been restated.

For the year ended March 31, 2008, the Company recorded pre-tax compensation expense for stock-based incentive awards of $1,221 which increased selling, general and administrative expenses by $1,121 and cost of revenues by $100 and had an associated tax benefit of $433. The impact on basic and diluted net income per share for the year ended March 31, 2008 was $0.07.

For the year ended March 31, 2007, the Company recorded pre-tax compensation expense for stock-based incentive awards of $818, which increased selling, general and administrative expenses by $758 and cost of revenues by $60 and had an associated tax benefit of $287. The impact on basic and diluted net income per share for the year ended March 31, 2007 was $0.05.

Prior to the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options were classified as operating cash flows. These excess tax benefits are now classified as financing cash flows. As a result of adopting SFAS 123 (R), $494, and $610 of excess tax benefits for fiscal 2008 and 2007, respectively, has been classified as a financing inflow.

Upon adoption of SFAS 123 (R), the Company continued to calculate the value of each employee stock option, estimated on the grant date, using the Black-Scholes model and the following weighted-average assumptions:

	2008	2007	2006
Expected life (years)	5	5	5
Risk-free interest rate	4.5%	4.9%	4.1%
Expected volatility	34.0%	37.4%	36.0%
Dividend yield	0.62%	0.63%	0.8%

The Company estimated volatility based on the historical volatility of its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the options in effect at the time of the grant. The dividend yield assumption is based on the Company’s history and expectation for dividend payouts. The expected life of the options represents the weighted-average period the stock options are expected to remain outstanding. The expected life assumption is established through the review of historical exercise behavior of option grants with similar vesting periods. Beginning April 1, 2006, the Company began using an estimated forfeiture rate based on historical data. Prior to April 1, 2006, the Company used the actual forfeiture method allowed under SFAS 123, which assumed that all options would vest and pro forma expense was adjusted when options were forfeited prior to the vesting dates SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

As of March 31, 2008, the Company reserved 932 shares for future issuance to key employees and directors under the Company’s stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant and will expire not more than ten years after the date of grant. The applicable options vest ratably over a three to five year period. A summary of the changes in the options outstanding for the years ended March 31, 2008 and 2007 is shown below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	688	$10.43
Granted	270	$21.22
Exercised	(117)	$8.77		$426
Forfeited	(42)	$15.97

Outstanding at March 31, 2007	799	$14.02
Granted	82	$23.21
Exercised	(92)	$9.84		$373
Forfeited	(35)	$16.37

Outstanding at March 31, 2008	754	$15.41	7.0	$4,450

Exercisable at March 31, 2008	339	$11.81	6.0	$1,588

Exercisable at March 31, 2007	304	$9.77	6.4	$1,223

As of March 31, 2008, the total compensation cost related to nonvested options not yet recognized and the weighted-average period over which it is expected to be recognized is $2,206 and 1.6 years, respectively.

The weighted average grant-date fair value of options granted during the year ended March 31, 2008 and 2007 was $8.09 and $8.25, respectively. Cash received from options exercised during the year ended March 31, 2008 was $902, with a tax benefit of $494.

Restricted Stock

The Company’s stock option plans also provide for the issuance of restricted stock to certain employees and directors. The Company has also reserved 300 restricted shares of common stock for future issuance to non-employee directors under the 2006 Director Equity Compensation Plan (the 2006 Director Plan). Restricted stock grants under these plans typically vest over a three to five year period. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and is recognized on a straight-line basis over the period the restrictions lapse. A summary of the changes in the restricted shares for the year ended March 31, 2008 and 2007 is shown below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares at March 31, 2006	0	$—
Granted	15	$19.17
Vested	0	$—
Forfeited	0	$—

Non-vested restricted shares at March 31, 2007	15	$19.17
Granted	61	$23.98
Vested	(4)	$19.17
Forfeited	(3)	$19.17

Non-vested restricted shares at March 31, 2008	69	$23.38

As of March 31, 2008, the total compensation cost related to nonvested restricted shares not yet recognized and the weighted-average period over which it is expected to be recognized was $1,301 and 1.9 years.

Prior to the adoption of SFAS 123(R), the Company measured compensation expense for its stock option plans using the intrinsic method prescribed by APB No. 25. The Company applied the disclosure provisions of SFAS 123, as if the fair-value based method had been applied in measuring compensation expense.

The following table illustrates the effect on net income and earnings per share for the year ended March 31, 2006 as if the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation:

2006
Net income – as reported	$9,633
Stock based compensation expense determined under the fair value method for all awards, net of income tax benefits	447

Net income – pro forma	$9,186

Net income per common and common equivalent share – as reported
Basic	$0.98
Diluted	$0.95
Net income per common and common equivalent share – pro forma
Basic	$0.94
Diluted	$0.91

(16)	GEOGRAPHIC INFORMATION

On February 29, 2008, the Company acquired Collotype (see Note 3 to the Company’s Consolidated Financial Statements) which expanded the Company’s geographic presence. The Company now manufactures labels in the United States, Australia, and South Africa. Net revenues, based on the country from which the product is shipped, and long-lived assets by country are as follows:

	2008	2007	2006
Net revenues:
United States	$204,554	$192,551	$176,945
Australia	4,838	—	—
South Africa	915	—	—

	$210,307	$192,551	$176,945

	March 31,
	2008	2007
Long-lived assets:
United States	$109,066	$52,571
Australia	120,131	—
South Africa	12,259	—

	$241,456	$52,571

17)	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has various equipment, office and facility operating leases. Leases expire on various dates through January 2019. Rent expense during 2008, 2007 and 2006 was approximately $1,219, $753 and $976, respectively.

The annual future minimum rental obligations as of March 31, 2008 are as follows:

2009	$3,102
2010	2,279
2011	2,057
2012	1,732
2013	1,484
Thereafter	6,164

Total	$16,818

Purchase Obligations

The Company has entered into long-term purchase agreements (one to three years) for various uniforms, supplies, utilities and other services. The Company has a consigned inventory agreement with a key supplier in which the Company is required to purchase all consigned inventory not consumed within six months of order. Total inventories on consignment under this arrangement were $470 at March 31, 2008. The total estimated purchase obligations are $1,003 for 2009 and $3,027 for 2010.

Litigation

Litigation is instituted from time to time against the Company which involves routine matters incident to the Company's business. In the opinion of management, the ultimate disposition of pending litigation will not have a material adverse effect upon the Company's results of operations, financial position or cash flows.

(18)	SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	2008	2007	2006
Supplemental Disclosures of Cash Flow Information:
Interest paid	$822	$1,225	$1,783
Income taxes paid	12,069	5,081	4,354
Supplemental Disclosure of Non-Cash Activities:
Additional minimum pension liability	(112)	116	16
Adjustment to initially adopt SFAS 158	—	215	—
Interest rate swap fair value	—	(403)	141
Assets acquired through lease	—	1,087	—

Business combinations accounted for as a purchase:
Assets acquired	208,656	—	—
Liabilities assumed	(45,115)	—	—
Common stock issued	(36,600)	—	—
Payable for acquisition costs	(1,413)	—	—
Cash acquired	(9,861)	—	—
Refund on purchase price	—	(1,666)	(272)

Net cash paid (received)	$115,667	$(1,666)	$(272)

(19)	OTHER COMPREHENSIVE INCOME

The components of other comprehensive income consist of:

	2008	2007	2006
Net income	$22,984	$11,026	$9,633
Additional minimum pension liability, net of tax	69	(64)	(16)
Unrealized foreign currency translation gain (loss)	(4,858)	—	—
Unrealized gain (loss) on interest rate swaps, net of tax	—	(259)	178
Reclassification of net unrealized gain from interest rate swaps into net income	—	(180)	—

Total	$18,195	$10,523	$9,795

(20)	QUARTERLY DATA (UNAUDITED)

(In thousands, except per share data)

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter’s per-share amount may not equal the total per-share amount for the respective year due to rounding.

Fiscal 2008:

	Quarter:
	First	Second	Third	Fourth	Total
Net revenues	$52,275	$52,063	$48,267	$57,702	$210,307
Gross profit	9,871	9,468	8,536	11,051	38,926
Income from continuing operations	2,860	2,951	1,972	8,224	16,007
Income from discontinued operations	(53)	6,922	152	(44)	6,977
Net income	$2,807	$9,873	$2,124	$8,180	$22,984

Basic earnings per share:
Continuing operations	$0.29	$0.29	$0.19	$0.76	$1.57
Discontinued operations	$(0.01)	$0.69	$0.02	$—	$0.68

Net Income	$0.28	$0.98	$0.21	$0.76	$2.25

Diluted earnings per share:
Continuing operations	$0.28	$0.28	$0.19	$0.74	$1.52
Discontinued operations	$(0.01)	$0.67	$0.02	$—	$0.66

Net Income	$0.27	$0.95	$0.21	$0.74	$2.18

In the second quarter of 2008, the Company recorded a pre-tax gain of $11,278 ($6,922 after-tax) from the sale of Quick-Pak (included in income from discontinued operations). In the third quarter of 2008, the Company recorded a pre-tax loss on foreign currency forward contracts of $957 ($642 after-tax) and in the fourth quarter, the Company recorded a pre-tax gain on foreign currency forward contracts of $8,616 ($5,643 after-tax).

Fiscal 2007:

	Quarter:
	First	Second	Third	Fourth	Total
Net revenues	$46,150	$49,027	$46,958	$50,416	$192,551
Gross profit	8,824	9,579	8,587	10,159	37,149
Acquisition expense	—	—	3,048	—	3,048
Income from continuing operations	2,373	2,701	303	3,235	8,612
Income from discontinued operations	113	427	1,226	648	2,414
Net income	$2,486	$3,128	$1,529	$3,883	$11,026

Basic earnings per share:
Continuing operations	$0.24	$0.27	$0.03	$0.32	$0.87
Discontinued operations	$0.01	$0.05	$0.12	$0.07	$0.24

Net Income	$0.25	$0.32	$0.15	$0.39	$1.11

Diluted earnings per share:
Continuing operations	$0.23	$0.27	$0.03	$0.32	$0.84
Discontinued operations	$0.01	$0.04	$0.12	$0.06	$0.24

Net Income	$0.24	$0.31	$0.15	$0.38	$1.08

In the third quarter of fiscal 2007, the Company recorded $3,048 in charges for the termination of negotiations related to two potential significant acquisitions (See Note 3 to the Company’s Consolidated Financial Statements).

Fiscal 2006:

	Quarter:
	First	Second	Third	Fourth	Total
Net revenues	$43,095	$43,022	$44,305	$46,523	$176,945
Gross profit	8,042	7,599	8,019	9,336	32,996
Income from continuing operations	2,194	1,968	2,088	2,791	9,041
Income from discontinued operations	(284)	81	631	164	592
Net income	$1,909	$2,050	$2,719	$2,955	$9,633
Basic earnings per share:
Continuing operations	$0.23	$0.20	$0.21	$0.28	$0.92
Discontinued operations	$(0.03)	$0.01	$0.07	$0.02	$0.06

Net Income	$0.20	$0.21	$0.28	$0.30	$0.98

Diluted earnings per share:
Continuing operations	$0.22	$0.19	$0.21	$0.27	$0.89
Discontinued operations	$(0.03)	$0.01	$0.06	$0.02	$0.06

Net Income	$0.19	$0.20	$0.27	$0.29	$0.95

All per share amounts have been restated to reflect the September 17, 2007 3-for-2 stock split.

(21)	SUBSEQUENT EVENT

In April 2008, the Company entered into interest rate swap agreements (Swaps) with a total initial notional amount of $80 million in order to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on a fixed rate ranging from 5% to 5.5%.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13A-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Multi-Color’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Multi-Color’s Chief Executive Officer and Chief Financial Officer have concluded that, such controls and procedures were effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

EXECUTIVE OFFICERS

The Executive Officers of the Company are as follows:

Francis D. Gerace, 55, was promoted to President and appointed a Director in May 1999 and was elected Chief Executive Officer in August 1999. Prior to that time, Mr. Gerace served as the Company’s Vice President of Operations from April 1998 to May 1999. Mr. Gerace held various operating positions and was Director of Strategic Business Systems for Fort James Corporation’s Packaging Business from 1993 to 1998. From 1974 to 1993, Mr. Gerace held various general management positions with Conagra, Inc. and Beatrice Foods Company.

Dawn H. Bertsche, 51, was appointed Vice President of Finance, Chief Financial Officer and Secretary in August 1999. In April 2005, Ms. Bertsche was promoted to Senior Vice President of Finance and Chief Financial Officer. Prior to joining Multi-Color, Ms. Bertsche was Chief Financial Officer for Hill Top Research, Inc. from 1997 to 1999 and held the position of Vice President and Controller and other financial positions for Clopay Corporation from 1987 to 1997. From 1977 to 1987, Ms. Bertsche held various financial management positions with LSI Lighting Systems, Inc. and Price Waterhouse.

Donald E. Kneir, 44, was appointed President of the North American Business Unit (formerly known as the Decorating Solutions Division) in February 2004. Prior to joining Multi-Color, Mr. Kneir was President of API Foils, Inc. from 2002 to 2004 and held the position of General Manager and Vice President of Sales and Marketing for Field Container’s Box Division from 2001 to 2002. Prior to this time, Mr. Kneir was the Director of Marketing for Pechiney/American National Can.

James H. Reynolds, 42, was appointed Vice President-Corporate Controller in May 2005 and Chief Accounting Officer in August 2005. Prior to joining Multi-Color, Mr. Reynolds held various financial positions with Cincinnati Bell Inc. from 2000 to 2005, including Vice President Finance, Vice President Controller and Chief Accounting Officer and Assistant Corporate Controller. Prior to 2000, Mr. Reynolds held various positions with PricewaterhouseCoopers.

Nigel A. Vinecombe, 45, was appointed Director and President, International Business Unit of Multi-Color on February 29, 2008. From 2000 to February 29, 2008, Mr. Vinecombe served as Group Managing Director of Collotype International Holding Pty. Ltd.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (THOUSANDS, EXCEPT PER SHARE DATA)

The following table provides information regarding shares outstanding and available for issuance under the Company’s existing stock option plans:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	754	$15.41	932
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Of the total securities remaining available for future issuance, 122 shares are reserved for issuance to the Company’s Board of Directors and 810 shares are reserved for issuance to the Company’s employees.

The remainder of the information required by this item is set forth in the tabulation of the amount and nature of Beneficial Ownership of the Company’s securities in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended March 31, 2008, 2007 and 2006

Consolidated Balance Sheets as of March 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended March 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

(a)(3)	List of Exhibits

Numbers	Description	Filing Status
3.1	Amended and Restated Articles of Incorporation	A

3.2	Amendment to Amended and Restated Articles of Incorporation (1987)	A

3.3	Amendment to Amended and Restated Articles of Incorporation (1999)	B

3.4	Amendment to Amended and Restated Articles of Incorporation (2007)	C

3.5	Amended and Restated Code of Regulations	D

10.1	First Refusal Agreement among certain Company shareholders	E

10.2	Waiver, Consent and Amendment Agreement dated May 7, 2002 (Amendment to First Refusal Agreement)	F

10.3	Asset Purchase Agreement dated November 18, 2002 between Multi-Color Corporation, Dennison Manufacturing Co., and Avery Dennison Corporation	G

10.4	Asset Purchase Agreement dated January 25, 2005 between Multi-Color Corporation, MCC-Norway, Inc., MCC-Wisconsin, LLC, NorthStar Print Group, Inc. and Journal Communications, Inc.	H

10.5	Asset Purchase Agreement dated June 15, 2007, by and among MCC-Quick Pak, LLC, Multi-Color Corporation, NFI-Quick Pak, LLC and NFI Interactive Logistics, LLC	I

10.6	Share Sale and Purchase Agreement dated January 21, 2008, among Multi-Color Corporation, Collotype International Holdings Pty Limited, Collotype Labels International Pty Limited and certain other parties	J

10.7	Credit Agreement dated as of February 29, 2008 among Multi-Color Corporation, Collotype International Holdings Pty Limited, Bank of America as Administrative Agent and Westpac Banking Corporation as Australian Administrative Agent	K

10.8	Guaranty and Collateral Agreement dated as of February 29, 2008 among Multi-Color Corporation, other parties thereto and Bank of America, N.A., as the Administrative Agent	K

10.9	Pledge and Security Agreement dated as of February 29, 2008 made by Multi-Color Corporation Australian Acquisition Pty Limited in favor of Westpac Banking Corporation, as Australian Administrative Agent	K

MANAGEMENT CONTRACTS AND COMPENSATION PLANS (Exhibits 10.10 to 10.20)

10.10	401(k) Retirement Savings Plan and Trust	E

10.11	1998 Non-Employee Director Stock Option Plan	L

10.12	Employment Agreement dated March 16, 1998 between Multi-Color Corporation and Francis D. Gerace	M

10.13	Amendment to Employment Agreement dated May 18, 1999, to the Employment Agreement between Multi-Color Corporation and Francis D. Gerace	M

10.14	1999 Long-Term Incentive Plan of Multi-Color Corporation dated as of January 19, 1999	N

10.15	2003 Stock Incentive Plan	O

10.16	Amendment to 2003 Stock Incentive Plan	C

10.17	Severance Agreements with Dawn H. Bertsche and Donald E. Kneir	P

10.18	Executive Incentive Compensation for the 2008 Fiscal Year	Q

10.19	Executive Incentive Compensation for the 2009 Fiscal Year	R

10.20	2006 Director Equity Incentive Plan	S

10.21	Employment Agreement between Collotype Labels Pty Ltd and Nigel A. Vinecombe dated February 29, 2008	K

21	Subsidiaries of the Company	Filed herewith
23	Consent of Grant Thornton LLP	Filed herewith
31.1	Section 302 Certification – Chief Executive Officer	Filed herewith
31.2	Section 302 Certification – Chief Financial Officer	Filed herewith
32.1	Section 906 Certification – Chief Executive Officer	Filed herewith
32.2	Section 906 Certification – Chief Financial Officer	Filed herewith

Certain exhibits (as specified above) are hereby incorporated by reference to exhibits and appendices to the following documents previously filed by Multi-Color Corporation with the Securities and Exchange Commission:

A	The Form 10-K for the 1996 fiscal year.
B	The Form 10-K for the 2000 fiscal year.
C	The Form 8-K filed August 17, 2007.
D	The Proxy Statement for the Annual Meeting of Shareholders held on August 19, 1999.
E	Registration Statement No. 33-51772, filed September 10, 1992.
F	The Form 10-K for the 2003 fiscal year.
G	The Form 8-K filed February 3, 2003.
H	The Form 8-K filed January 25, 2005.
I	The Form 8-K filed June 19, 2007.
J	The Form 8-K filed January 25, 2008.
K	The Form 8-K filed March 6, 2008.
L	The Proxy Statement for the Annual Meeting of Shareholders held on October 15, 1998.
M	The Form 10-K for the 1999 fiscal year.
N	The Proxy Statement for the Annual Meeting of Shareholders held on August 19, 1999.
O	The Proxy Statement for the Annual Meeting of Shareholders held on August 21, 2003.
P	The Form 10-K for the 2005 fiscal year.
Q	The Form 8-K filed April 17, 2007.
R	The Form 8-K filed April 11, 2008.
S	The Proxy Statement for the Annual Meeting of Shareholders held on August 17, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION
Dated:	June 6, 2008	(Registrant)

		By:	/s/ Francis D. Gerace
Francis D. Gerace
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Francis D. Gerace	President, Chief Executive Officer and Director	June 6, 2008
Francis D. Gerace	(Principal Executive Officer)

/s/ Dawn H. Bertsche	Senior Vice President Finance,	June 6, 2008
Dawn H. Bertsche	Chief Financial Officer, Secretary (Principal Financial Officer)

/s/ James H. Reynolds	Vice President-Corporate Controller	June 6, 2008
James H. Reynolds	and Chief Accounting Officer

/s/ Nigel A. Vinecombe	President, International Business Unit and	June 6, 2008
Nigel A. Vinecombe	Director

/s/ Lorrence T. Kellar	Chairman of the Board of Directors	June 6, 2008
Lorrence T. Kellar

/s/ Robert R. Buck	Director	June 6, 2008
Robert R. Buck

/s/ Charles B. Connolly	Director	June 6, 2008
Charles B. Connolly

/s/ Roger A. Keller	Director	June 6, 2008
Roger A. Keller

/s/ Thomas M. Mohr	Director	June 6, 2008
Thomas M. Mohr