Form 10-Q
period 2008-06-30
MULTI COLOR CORP
filed 2008-08-06
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common shares, no par value – 12,174,962 (as of July 31, 2008)

MULTI-COLOR CORPORATION

FORM 10-Q

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	June 30, 2008	June 30, 2007
Net revenues	$79,450	$52,275
Cost of revenues	64,480	42,403

Gross profit	14,970	9,872
Selling, general and administrative expenses	8,453	5,340

Operating income	6,517	4,532
Interest expense	2,139	66
Other (income) expense, net	(85)	(102)

Income from continuing operations before income taxes	4,463	4,568
Income tax expense	1,626	1,708

Net income from continuing operations	2,837	2,860
Income (loss) from discontinued operations, net of tax	(143)	(53)

Net Income	$2,694	$2,807

Basic earnings per common share:
Income from continuing operations	$0.23	$0.29
Income from discontinued operations	$(0.01)	$(0.01)

Basic earnings per common share	$0.22	$0.28

Diluted earnings per common share:
Income from continuing operations	$0.23	$0.28
Income from discontinued operations	$(0.01)	$(0.01)

Diluted earnings per common share	$0.22	$0.27

Dividends per common share	$0.05	$0.03
Weighted average shares and equivalents outstanding:
Basic	12,111	9,990
Diluted	12,354	10,354

The accompanying notes are an integral part of the consolidated financial statements.

All share and per share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,811	$4,264
Accounts receivable, net of allowance of $606 and $479 at June 30, 2008 and March 31, 2008, respectively	34,863	38,349
Inventories	22,578	21,945
Deferred tax assets	1,259	1,978
Equipment deposits	968	4,413
Prepaid expenses and other	1,478	1,279

Total current assets	65,957	72,228
Assets held for sale	700	2,281
Property, plant and equipment, net	105,165	100,838
Goodwill	121,413	116,644
Intangible assets, net	20,630	20,535
Deferred tax assets	—	396
Other long-term assets	2,941	1,158

Total assets	$316,806	$314,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,002	$10,003
Accounts payable	31,143	28,709
Accrued income taxes	2,367	4,167
Accrued expenses and other liabilities	4,423	2,470
Accrued payroll and benefits	5,651	8,362

Total current liabilities	53,586	53,711
Long-term debt	115,054	121,748
Deferred tax liabilities	11,965	12,489
Deferred compensation and other liabilities	7,122	6,194

Total liabilities	187,727	194,142
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $.10 per share; 25,000 shares authorized, 12,175 and 12,165 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	558	557
Paid-in capital	59,393	58,967
Treasury stock, 29 shares at cost	(119)	(119)
Restricted stock	(1,199)	(1,301)
Retained earnings	68,921	66,835
Accumulated other comprehensive income (loss)	1,525	(5,001)

Total stockholders’ equity	129,079	119,938

Total liabilities and stockholders’ equity	$316,806	$314,080

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,694	$2,807
Less loss/(income) from discontinued operations	143	53

Income from continuing operations	2,837	2,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,817	1,359
Amortization	549	117
Net gain on disposal of equipment	(219)	—
Increase in non-current deferred compensation	38	45
Stock based compensation expense	367	283
Excess tax benefit from stock based compensation	(69)	(210)
Impairment loss on long-lived assets	226	—
Deferred taxes and other, net	(317)	(301)
Net (increase) decrease in accounts receivable	4,083	(638)
Net (increase) decrease in inventories	(386)	(2,150)
Net (increase) decrease in prepaid expenses and other	(119)	111
Net increase (decrease) in accounts payable	2,108	322
Net increase (decrease) in accrued liabilities and other	(2,555)	(2,068)
Net increase (decrease) in deferred revenues	(80)	397

Net cash provided by continuing operating activities	9,280	127
Net cash provided by discontinued operating activities	—	724

Cash provided by operating activities	9,280	851

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,778)	(1,594)
Short term (deposits) refunds on equipment	3,445	—
Proceeds from sale of plant and equipment	1,687	—

Net cash provided by (used in) continuing investing activities	(646)	(1,594)
Net cash provided by (used in) discontinued investing activities	—	(38)

Cash provided by (used in) investing activities	(646)	(1,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	10,600	1,000
Payments under revolving line of credit	(15,823)	(1,000)
Proceeds from issuance of common stock	92	547
Excess tax benefit from stock based compensation	69	210
Repayment of long-term debt	(2,500)	(5,150)
Dividends paid	(607)	(333)

Net cash used in financing activities	(8,169)	(4,726)
Effect of exchange rate changes on cash	82	—

Net increase (decrease) in cash	547	(5,507)
Cash and cash equivalents, beginning of period	4,264	5,793

Cash and cash equivalents, end of period	$4,811	$286

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,537	$76
Income taxes paid, net of refunds received	$2,894	$62
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Interest rate swap fair value	$1,876	$—

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except per share data)

Item 1.	Financial Statements (continued)

1. Description of Business and Significant Accounting Policies

The Company:

Multi-Color Corporation (the Company), headquartered in Sharonville, Ohio, supplies a complete line of label solutions and offers a variety of technical and graphic services and engravings to consumer product and food and beverage companies, retailers and container manufacturers worldwide. The Company has manufacturing facilities located in North America, Australia and South Africa.

On February 29, 2008, the Company acquired Collotype International Holdings Pty. Ltd. (Collotype) which is headquartered in Adelaide, South Australia. Collotype is the world’s leading and highly awarded pressure sensitive wine and spirits label manufacturer and a growing provider of labels in the fast-moving consumer goods marketplace in Australia. Collotype has manufacturing operations in Australia, South Africa and the United States (See Note 9).

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

Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

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

Inventories:

Inventories are valued at the lower of cost or market value and are maintained using the FIFO (first-in, first-out) or specific identification method. Excess and obsolete cost reductions are generally established based on inventory age.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings	20-39 years
Machinery and equipment	3-15 years
Computers	3-5 years
Furniture and fixtures	5-10 years

Goodwill and Intangible Assets:

Goodwill is not amortized and the Company tests goodwill annually, as of the last day of February of each fiscal year, for impairment by comparing the fair value of the reporting unit goodwill to its carrying amount. In connection with the February 29, 2008 acquisition of Collotype, the value of goodwill and intangibles was determined based on appraisals and the initial testing for impairment will occur annually beginning on February 28, 2009 or when circumstances indicate testing is needed. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Intangible assets with definite useful lives are amortized using the straight-line method, which estimates the economic benefit, over periods of up to thirteen years. Intangible assets are also tested for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Income Taxes:

Deferred income tax assets and liabilities are provided for temporary differences between the tax basis and reported basis of assets and liabilities that will result in taxable or deductible amounts in future years.

Fair Value Disclosure:

The carrying value of financial instruments approximates fair value.

Foreign Exchange:

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

Derivative Financial Instruments:

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

The Company manages interest costs using a mixture of fixed rate and variable rate debt. Additionally, the Company enters into interest rate swaps whereby it agrees to exchange with a counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. The Company’s interest swaps have been designated as effective cash flow hedges at inception and on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other comprehensive earnings. If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recorded in the consolidated income statement. See Note 8.

Stock Based Compensation:

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended June 30, 2008 and 2007 was $367 and $283, respectively.

New Accounting Pronouncements:

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 seeks to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411. This pronouncement will not have a material impact on the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which for the Company is January 1, 2009. The Company is currently assessing the impact of SFAS 161 on its financial statements.

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

In June 2007, the FASB ratified Emerging Issues Task Force 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007, which for the Company is the fiscal year beginning April 1, 2008. This EITF did not have a material impact on the Company.

2. Earnings Per Common Share Data

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The company excluded 206 options in the three months ended June 30, 2008 from the computation of diluted EPS because these options would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended June 30,
	2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	12,111	$0.22	9,990	$0.28
Effect of dilutive stock options	243	—	364	(0.01)

Diluted EPS	12,354	$0.22	10,354	$0.27

All share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

3. Inventories

Inventories are comprised of the following:

	June 30, 2008	March 31, 2008
Finished goods	$13,382	$14,236
Work in process	3,945	3,385
Raw materials	6,005	5,565

	23,332	23,186
Inventory reserves	(754)	(1,241)

	$22,578	$21,945

4. Debt

The components of the Company’s debt consisted of the following:

	June 30, 2008	March 31, 2008
U.S. Revolving Credit Facility, 4.45% weighted average variable interest rate at June 30, 2008, due in 2013	$56,900	$60,000
Australian Sub-Facility, 9.55% variable interest rate at June 30, 2008, due in 2013	20,650	21,744
Term Loan Facility, 4.55% variable interest rate at June 30, 2008, due in quarterly installments of $2,500 from 2008 to 2013	47,500	50,000
Capital leases	6	7
Less-current portion of debt	(10,002)	(10,003)

	$115,054	$121,748

On February 29, 2008 and in connection with the Collotype acquisition (see Note 9), the Company executed a new five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility). The new Credit Facility contains an election to increase the facility by up to an additional $50 million and the Company terminated its previous $50 million credit facility. The aggregate principal amount of $200 million is available under the Credit Facility through: (i) a $110 million five-year revolving credit facility (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40 million five-year revolving credit facility (“Australian Sub-Facility”); and (iii) a $50 million term loan facility (“Term Loan Facility”). The $50 million Term Loan Facility was fully drawn down on February 29, 2008.

The Credit Facility may be used for working capital, capital expenditures and other corporate purposes. Loans under the U.S. Revolving Credit Facility and Term Loan Facility will bear interest at either: (i) the greater of (a) Bank of America’s prime rate in effect from time to time; and (b) the federal funds rate in effect from time to time plus 0.5%; or (ii) the applicable London interbank offered rate plus the applicable margin for such loans which ranges from 0.75% to 2.00% based on the Company’s leverage ratio at the time of the borrowing. Loans under the Australian Sub-Facility bear interest at the Bank Bill Swap Bid Rate (BBSY) plus the applicable margin for such loans which ranges from 0.75% to 2.00% based on the Company’s leverage ratio at the time of the borrowing.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.75 to 1.00 (subject to certain step-downs); and (iii) a minimum consolidated interest charge coverage ratio of 3.50 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets.

Available borrowings under the Credit Facility at June 30, 2008 consisted of $53,100 under the U.S. Revolving Credit Facility and $17,338 under the Australian Sub-Facility.

At June 30, 2008, the Company had two outstanding letters of credit totaling $2,971 for the purchase of equipment.

5. Major Customers

During the three months ended June 30, 2008 and 2007, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 31% and 54% respectively, of the Company’s consolidated net revenues. Approximately 18% and 34% of revenues for the three months ended June 30, 2008 and 2007 respectively, were to the Procter & Gamble Company. Approximately 13% and 20% of revenues for the three months ended June 30, 2008 and 2007 respectively, were to the Miller Brewing Company. In addition, accounts receivable balances of such major customers approximated 10% and 17% of the Company’s total accounts receivable balance at June 30, 2008 and March 31, 2008, respectively.

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

Operating results of discontinued operations are as follows:

	Three Months Ended June 30,
	2008	2007
Revenues	$—	$3,988

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, before taxes	(221)	(83)
Income tax expense (benefit)	(78)	(30)

Income (loss) from discontinued operations	$(143)	$(53)

7. Income Taxes

In July 2006, the FASB issued FASB interpretation No. 48 (FIN 48), which clarified the accounting for tax positions recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In accordance with FIN 48, the benefits of tax positions will not be recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions. At March 31, 2008, the Company had been examined by the Internal Revenue Service through fiscal year ended March 31, 2007. In addition, a number of state and local examinations are currently ongoing. With a few exceptions, the Company is no longer subject to U.S. federal and state and local examinations by tax authorities for years before fiscal 2004.

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits, interest and penalties of approximately $211, with a corresponding decrease to the April 1, 2007 balance of retained earnings.

As of March 31, 2008 and June 30, 2008, the Company had a liability of $3,248 and $3,759 respectively, which includes interest and penalties of $211 and $679, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. The total liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheet, as payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. In addition, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $1,047. The Company believes it is reasonably possible that approximately $63 of unrecognized tax benefits as of June 30, 2008 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign and state income tax matters.

8. Interest Rate Swaps

Historically, the Company has used interest rate swap agreements (Swaps) in order to manage its exposure to interest rate fluctuations under variable rate borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties. The Swaps were designated as cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in accumulated other comprehensive income.

In April 2008, the Company entered into two interest rate swap agreements with a total initial notional amount of $80 million in order to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on a fixed rate ranging from 5% to 5.5%. The Swaps were designated as highly effective cash flow hedges which are measured on an ongoing basis. At June 30, 2008, the fair value of the Swaps was $1,876 and was included in other long-term assets.

9. Acquisition

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

The purchase agreement includes an additional contingent payment of up to $9,587 if Collotype achieves specified operating profit targets for the twelve months ended June 30, 2008. No provision for the contingent payment has been included in the preliminary purchase price, which if made, would increase the purchase price and allocation to goodwill. This contingency is expected to be finalized in the second or third quarter. At June 30, 2008, $4,794 was in an escrow account pending resolution of various contingencies primarily related to income taxes for pre-acquisition activities of Collotype. Any return of escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price.

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

Based on fair value estimates, the preliminary purchase price has been allocated to individual assets acquired and liabilities assumed as follows:

Assets Acquired:
Accounts receivable	$19,181
Inventories	7,343
Property, plant and equipment, net	47,603
Intangible assets	20,100
Goodwill	113,114
Deferred tax assets	1,188
Other assets	127

Total assets	$208,656

Liabilities Assumed:
Debt, less cash acquired	$16,642
Accounts payable	12,411
Accrued income taxes payable	2,945
Accrued and other liabilities	6,996
Deferred tax liabilities	6,121

Total liabilities	45,115

Net assets acquired	$163,541

The preliminary estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

Customer relationships	$18,500	7 to 14 years
Technologies	1,600	7 to 8 years

Total identifiable intangibles	$20,100

Identifiable intangible assets are amortized over their estimated useful lives based on a number of assumptions including customer attrition rates, percentage of revenue attributable to technologies, royalty rates and projected future revenue growth.

The amount of goodwill arising from this acquisition that is deductible for income tax purposes is $20,447.

The following table provides the unaudited pro forma results of operations for the three months ended June 30, 2007 as if Collotype had been acquired as of April 1, 2007. The pro forma results include certain purchase accounting adjustments, such as the estimated changes in depreciation, intangible asset amortization and interest expense. However, pro forma results do not include any anticipated synergies from the combination of the two companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

Three Months Ended June 2007 (Pro-forma)
Net Revenues	$82,327
Income from continuing operations	2,901
Net income	2,848

Diluted earnings per share:
Income from continuing operations	$0.23
Income from discontinued operations	$—

Net income	$0.23

10. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any additional fair value measurements. For certain nonfinancial assets and liabilities, adoption of SFAS No. 157 is not required until fiscal years beginning after November 15, 2008, which for the company is April 1, 2009 and the Company has not evaluated the impact of adopting SFAS No. 157 for those assets and liabilities. For assets and liabilities other than those certain nonfinancial assets and liabilities, the Company adopted SFAS No. 157 on April 1, 2008. Adoption of this portion of SFAS No. 157 did not have a material impact on the Company’s financial statements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements, SFAS No. 157 provides a fair value estimating three-level hierarchy that prioritizes the use of observable inputs. The three levels are:

Level 1 -	Quoted market prices in active markets for identical assets and liabilities

Level 2 -	Observable inputs other than quoted market prices in active markets for identical assets and liabilities

Level 3 -	Unobservable inputs

The determination of where an asset or liability falls in the hierarchy requires significant judgment.

Interest rate swaps

The Company has two interest rate swaps with a total notional amount of $80 million in order to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income.

		Fair Value Measurements Using
	Fair Value at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$1,876	—	$1,876	—

11. Other Comprehensive Income

	Quarter ended June 30,
	2008	2007
Net income	$2,694	$2,807
Unrealized foreign currency translation gain (loss)	5,377	—
Unrealized gain (loss) on interest swaps, net of tax	1,149	—

Total comprehensive income	$9,220	$2,807

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands)

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

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

We believe the following critical accounting policies impact the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. Additionally, our senior management has reviewed the critical accounting policies and estimates with the Board of Directors’ Audit and Finance Committee. For a more detailed discussion of the application of these and other accounting policies, refer to Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2008.

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

Inventories

Inventories are valued at the lower of cost or market value and are maintained using the FIFO (first-in, first-out) or specific identification method. Excess and obsolete cost reductions are generally established based on inventory age.

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

Executive Overview

We provide a complete line of innovative decorative label solutions and offer a wide variety of technical and graphic services to our customers based on their specific needs and requirements. Our customers include a wide range of consumer product companies and we supply labels for many of the world’s best known brands and products, including laundry detergent, fabric care, food, beverages, and wine and spirits.

Prior to June 2007, we were organized into two segments within the packaging industry: Decorating Solutions and Packaging Services. The Decorating Solutions segment’s primary operations involved the design and printing of labels, while the Packaging Services segment provided promotional packaging, assembling and fulfillment services. On July, 2, 2007, we completed the sale of Quick Pak whose operating results were reported as the Packaging Services segment. Accordingly, the results of Quick Pak are now presented as discontinued operations for all periods in the consolidated financial statements and we no longer report any segment results as we now only have one business segment.

On February 29, 2008, the Company acquired Collotype International Holdings Pty. Ltd. (Collotype) which is headquartered in Adelaide, South Australia. Collotype is the world’s leading and highly awarded pressure sensitive wine and spirits label manufacturer and a growing provider of labels in the fast-moving consumer goods marketplace in Australia. Collotype has manufacturing operations in Australia, South Africa and the United States (See Note 9).

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

Consolidated net revenues of $79,450 for the first quarter of fiscal 2009 increased by $27,175 or 52% compared to $52,275 for the first quarter of the prior year. The significant increase in revenues was due to the acquisition of Collotype, which generated $30,720 in revenues for the quarter, partially offset by 7% lower organic sales due to a reduction in orders from a major customer.

Gross profit increased by $5,098 or 52% compared to the prior year. The increase in gross profit from Collotype was partially offset by the reduction in organic sales and start-up costs incurred in the Company’s new Batavia, Ohio facility during the quarter.

Interest expense increased by $2,073 during the quarter compared to the prior year. The increase is due to the $125,056 of outstanding debt at June 30, 2008 incurred to finance the Collotype acquisition.

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

In October 2007, we announced the expansion of our manufacturing operations with the purchase of two new presses for a newly acquired manufacturing facility in Batavia, Ohio. Our Troy and Batavia, Ohio plants were consolidated into this new facility to both reduce costs and provide needed capacity for long term growth. We continue to incur start-up costs associated with this manufacturing expansion in order to get the facility fully operational.

Our key objectives for fiscal year 2009 include the successful integration of Collotype, winning new customers, growing with existing customers, low cost manufacturing, completion of our North American manufacturing expansion and selective domestic and international business acquisitions.

Results of Operations

Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007:

	2008	2007	$ Change	% Change
Net Revenues	$79,450	$52,275	$27,175	52%

Revenues for the three months ended June 30, 2008 as compared to the same period of the prior year increased 52% primarily due to the acquisition of Collotype completed in February 2008, which generated $30,720 in revenues for the quarter partially offset by a 7% reduction in organic sales due to a reduction in orders from a major customer.

	2008	2007	$ Change	% Change
Gross Profit	$14,970	$9,872	$5,098	52%
% of Revenues	19%	19%

Gross profit increased 52% compared to the prior year due to the Collotype acquisition, partially offset by lower organic sales and $850 of start up costs at our new Batavia, Ohio facility. However, we were able to maintain a 19% gross margin for the quarter.

	2008	2007	$ Change	% Change
Selling, General & Administrative Expenses	$8,453	$5,340	$3,113	58%
% of Revenues	11%	10%

Selling, general and administrative (SG&A) expenses increased $3,113 or 58% and also increased from 10% to 11% of revenues due primarily to the acquisition of Collotype.

Interest Expense and Other (Income) Expense

	2008	2007	$ Change	% Change
Interest Expense	$2,139	$66	$2,073	N/M
Other (Income) Expense, net	$(85)	$(102)	$(17)	(17)%

Interest expense increased as compared to the same period of the prior year due to the increase in outstanding debt to finance the Collotype acquisition. We had $125,056 of outstanding debt at June 30, 2008, and did not have any outstanding debt at June 30, 2007.

	2008	2007	$ Change	% Change
Income Tax Expense	$1,626	$1,708	$(82)	(5)%

The effective rate decreased from 37.4% to 36.4% due to increased earnings in lower tax jurisdictions. Our expected tax rate for fiscal year 2009 is 36%.

	2008	2007	$ Change	% Change
Income from discontinued operations, net of tax	$(143)	$(53)	$90	N/M

The sale of Quick Pak was completed on July 2, 2007 and therefore there were no operations during the three months ended June 30, 2008. However, during the quarter, we recorded additional income tax expenses resulting from the sale of Quick Pak.

Liquidity and Capital Resources

Through the three months ended June 30, 2008, net cash provided by operating activities was $9,280 as compared to $851 in the same period of the prior year. The increase in cash flow is primarily due to cash generated from earnings and a substantial decrease in accounts receivable due to increased collection efforts. In addition, cash flow also increased due to lower inventories related primarily to the timing of customer shipments and increased accounts payable due to the timing of payments.

Through the three months ended June 30, 2008, net cash used in investing activities was $646 as compared to a use of cash of $1,632 in the same period of the prior year. Cash provided by investing activities included net proceeds from the sale of the Batavia building and other equipment of $1,687 and refunds of equipment deposits of $3,445 which were offset by capital expenditures of $5,778 related to the expansion of the Company’s manufacturing operations.

Through the three months ended June 30, 2008, net cash used in financing activities was $8,169 as compared to $4,726 in the prior year. During the three months ended June 30, 2008, we made net debt payments of $7,723 compared to $5,150 in the prior year.

On February 29, 2008 and in connection with the Collotype acquisition (see Note 9), the Company executed a new five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility). The new Credit Facility contains an election to increase the facility by up to an additional $50 million and the Company terminated its previous $50 million credit facility. The aggregate principal amount of $200 million is available under the Credit Facility through: (i) a $110 million five-year revolving credit facility (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40 million five-year revolving credit facility (“Australian Sub-Facility”); and (iii) a $50 million term loan facility (“Term Loan Facility”). The $50 million Term Loan Facility was fully drawn down on February 29, 2008.

The Credit Facility may be used for working capital, capital expenditures and other corporate purposes. Loans under the U.S. Revolving Credit Facility and Term Loan Facility will bear interest at either: (i) the greater of (a) Bank of America’s prime rate in effect from time to time; and (b) the federal funds rate in effect from time to time plus 0.5%; or (ii) the applicable London interbank offered rate plus the applicable margin for such loans which ranges from 0.75% to 2.00% based on the Company’s leverage ratio at the time of the borrowing.

Loans under the Australian Sub-Facility bear interest at the Bank Bill Swap Bid Rate (BBSY) plus the applicable margin for such loans which ranges from 0.75% to 2.00% based on the Company’s leverage ratio at the time of the borrowing.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.75 to 1.00 (subject to certain step-downs); and (iii) a minimum consolidated interest charge coverage ratio of 3.50 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets.

Available borrowings under the Credit Facility at June 30, 2008 consisted of $53,100 under the U.S. Revolving Credit Facility and $17,338 under the Australian Sub-Facility.

We believe that we have both sufficient short and long term liquidity and financing. We had a working capital position of $12,371 and $18,517 at June 30, 2008 and March 31, 2008, respectively and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes Multi-Color’s contractual obligations as of June 30, 2008:

Aggregated Information about Contractual Obligations and Other Commitments for continuing operations:

June 30, 2008	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Total Debt	$125,056	$10,002	$10,004	$10,000	$10,000	$85,050	$—
Interest on Total Debt (1)	28,796	6,948	6,536	6,111	5,689	3,512	—
Rent due under Operating Leases	22,432	3,733	3,092	2,833	2,462	2,377	7,935
Unconditional Purchase Obligations	741	584	157	—	—	—	—
Pension and post retirement obligations	623	18	13	24	36	64	468
Deferred compensation (2)	690	—	—	—	—	—	690
Unrecognized tax benefits (3)	13	13	—	—	—	—	—

Total Contractual Cash Obligations	$178,351	$21,298	$19,802	$18,968	$18,187	$91,003	$9,093

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of June 30, 2008.
(2)	The more than 5 years column includes $690 of deferred compensation obligations as the timing of such payments are not determinable.
(3)	The table excludes $3,746 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2008.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

During the quarter ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting.

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

Part II - Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – The Company had no material changes to the Risk Factors disclosed in the Company’s Form 10-K for the year ended March 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: August 6, 2008	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President Finance,
Chief Financial Officer and Secretary