Form 10-Q
period 2008-09-30
MULTI COLOR Corp
filed 2008-11-07
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Common shares, no par value – 12,344,687 (as of October 31, 2008)

MULTI-COLOR CORPORATION

FORM 10-Q

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net revenues	$80,637	$52,063	$160,087	$104,337
Cost of revenues	65,950	42,595	130,430	84,998

Gross profit	14,687	9,468	29,657	19,339
Selling, general and administrative expenses	6,952	4,936	15,405	10,276

Operating income	7,735	4,532	14,252	9,063
Interest expense	1,855	58	3,994	123
Other (income) expense, net	(293)	(284)	(378)	(386)

Income from continuing operations before income taxes	6,173	4,758	10,636	9,326
Income tax expense	2,033	1,807	3,659	3,514

Net income from continuing operations	4,140	2,951	6,977	5,812
Income (loss) from discontinued operations, net of tax	(27)	6,922	(170)	6,869

Net Income	$4,113	$9,873	$6,807	$12,681

Basic earnings per common share:
Income from continuing operations	$0.34	$0.29	$0.57	$0.58
Income (loss) from discontinued operations	$—	$0.69	$(0.01)	$0.69

Basic earnings per common share	$0.34	$0.98	$0.56	$1.27

Diluted earnings per common share:
Income from continuing operations	$0.33	$0.28	$0.56	$0.56
Income (loss) from discontinued operations	$—	$0.67	$(0.01)	$0.66

Diluted earnings per common share	$0.33	$0.95	$0.55	$1.22

Dividends per common share	$0.05	$0.03	$0.10	$0.06
Weighted average shares and equivalents outstanding:
Basic	12,133	10,043	12,122	10,006
Diluted	12,444	10,367	12,399	10,355

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,894	$4,264
Accounts receivable, net of allowance of $615 and $479 at September 30, 2008 and March 31, 2008, respectively	32,788	38,349
Inventories	19,329	21,945
Deferred tax assets	1,263	1,978
Equipment deposits	—	4,413
Prepaid expenses and other	3,352	1,279

Total current assets	61,626	72,228
Assets held for sale	700	2,281
Property, plant and equipment, net	99,679	100,838
Goodwill	106,306	116,644
Intangible assets, net	17,883	20,535
Deferred tax assets	—	396
Other long-term assets	2,285	1,158

Total assets	$288,479	$314,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,001	$10,003
Accounts payable	29,413	28,709
Accrued income taxes	1,577	4,167
Accrued expenses and other liabilities	3,296	2,470
Accrued payroll and benefits	6,511	8,362

Total current liabilities	50,798	53,711
Long-term debt	105,962	121,748
Deferred tax liabilities	10,701	12,489
Deferred compensation and other liabilities	6,899	6,194

Total liabilities	174,360	194,142
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 12,334 and 12,165 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	574	557
Paid-in capital	63,236	58,967
Treasury stock, 29 shares at cost	(119)	(119)
Restricted stock	(3,325)	(1,301)
Retained earnings	72,428	66,835
Accumulated other comprehensive income (loss)	(18,675)	(5,001)

Total stockholders’ equity	114,119	119,938

Total liabilities and stockholders’ equity	$288,479	$314,080

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,807	$12,681
(Income) loss from discontinued operations	170	(6,869)

Income from continuing operations	6,977	5,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,677	2,731
Amortization	1,038	235
Net (gain) loss on disposal of equipment	(300)	33
Increase in non-current deferred compensation	43	89
Stock based compensation expense	724	575
Excess tax benefit from stock based compensation	(492)	(361)
Impairment loss on long-lived assets	226	—
Deferred taxes, net	(719)	(1,357)
Net (increase) decrease in accounts receivable	3,563	101
Net (increase) decrease in inventories	1,563	(3,137)
Net (increase) decrease in prepaid expenses and other	(2,059)	(1,374)
Net increase (decrease) in accounts payable	1,671	230
Net increase (decrease) in accrued liabilities and other	(2,638)	(1,758)
Net increase (decrease) in deferred revenues	68	325

Net cash provided by continuing operating activities	15,342	2,144
Net cash provided by discontinued operating activities	—	548

Cash provided by operating activities	15,342	2,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,482)	(4,381)
Short term (deposits)/refunds on equipment	4,278	—
Proceeds from sale of plant and equipment	1,675	—

Net cash used in continuing investing activities	(1,529)	(4,381)
Net cash provided by discontinued investing activities	—	18,912

Cash provided by (used in) investing activities	(1,529)	14,531

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	19,200	1,000
Payments under revolving line of credit	(27,517)	(1,000)
Proceeds from issuance of common stock	1,045	964
Excess tax benefit from stock based compensation	492	361
Repayment of long-term debt	(5,000)	(5,150)
Dividends paid	(1,215)	(667)

Net cash used in financing activities	(12,995)	(4,492)
Effect of exchange rate changes on cash	(188)	—

Net increase in cash	630	12,731
Cash and cash equivalents, beginning of period	4,264	5,793

Cash and cash equivalents, end of period	$4,894	$18,524

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,724	$89
Income taxes paid, net of refunds received	$7,314	$2,784
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Interest rate swap fair value	$1,306	$—

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except per share data)

Item 1.	Financial Statements (continued)

1.	Description of Business and Significant Accounting Policies

The Company:

Multi-Color Corporation (the Company), headquartered in Sharonville, Ohio, supplies a complete line of label solutions and offers a variety of technical and graphic services and engravings to consumer product and food and beverage companies, retailers and container manufacturers worldwide. The Company has manufacturing facilities located in North America, Australia, and South Africa.

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

Foreign Exchange:

The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in other comprehensive earnings as a component of stockholders’ equity.

Derivative Financial Instruments:

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities, as amended. This standard requires the recognition of derivative instruments as either assets or liabilities in the balance sheet at fair value and the recognition of resulting gains or losses as adjustments to earnings or other comprehensive earnings. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

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

Stock Based Compensation:

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended September 30, 2008 and 2007 was $357 and $292, respectively. The Company’s stock based compensation expense for the six months ended September 30, 2008 and 2007 was $724 and $575, respectively.

New Accounting Pronouncements:

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 seeks to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective November 15, 2008. This pronouncement will not have a material impact on the Company.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the way companies account for business combinations and will generally require assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. This accounting standard is effective for fiscal years beginning after December 15, 2008, which for the Company is April 1, 2009, and early adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which for the Company is April 1, 2009, and early adoption is not permitted. This pronouncement will not have a material impact on the Company.

2.	Earnings Per Common Share Data

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 203 and 205 options in the three and six months ended September 30, 2008 from the computation of diluted EPS because these options would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2008		2007		2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	12,133	$0.34	10,043	$0.98	12,122	$0.56	10,006	$1.27
Effect of dilutive stock options	311	(0.01)	324	(0.03)	277	(0.01)	349	(0.05)

Diluted EPS	12,444	$0.33	10,367	$0.95	12,399	$0.55	10,355	$1.22

3.	Inventories

Inventories are comprised of the following:

	September 30, 2008	March 31, 2008
Finished goods	$11,643	$14,236
Work in process	3,164	3,385
Raw materials	5,411	5,565

	20,218	23,186
Inventory reserves	(889)	(1,241)

	$19,329	$21,945

4.	Debt

The components of the Company’s debt consisted of the following:

	September 30, 2008	March 31, 2008
U.S. Revolving Credit Facility, 4.98% weighted average variable interest rate at September 30, 2008, due in 2013	$55,900	$60,000
Australian Sub-Facility, 8.81% variable interest rate at September 30, 2008, due in 2013	15,058	21,744
Term Loan Facility, 5.14% variable interest rate at September 30, 2008, due in quarterly installments of $2,500 from 2008 to 2013	45,000	50,000
Capital leases	5	7
Less-current portion of debt	(10,001)	(10,003)

	$105,962	$121,748

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

Available borrowings under the Credit Facility at September 30, 2008 consisted of $54,100 under the U.S. Revolving Credit Facility and $23,117 under the Australian Sub-Facility. At September 30, 2008, the Company had two outstanding letters of credit totaling $2,696 for the purchase of equipment.

5.	Major Customers

During the three months ended September 30, 2008 and 2007, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 33% and 54% respectively, of the Company’s consolidated net revenues. Approximately 21% and 36% of revenues for the three months ended September 30, 2008 and 2007 respectively, were to the Procter & Gamble Company. Approximately 12% and 18% of revenues for the three months ended September 30, 2008 and 2007 respectively, were to the Miller Brewing Company.

During the six months ended September 30, 2008 and 2007, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 32% and 54%, respectively, of the Company’s consolidated net revenues. Approximately 20% and 35% of revenues for the six months ended September 30, 2008 and 2007 respectively, were to the Procter & Gamble Company. Approximately 12% and 19% of revenues for the six months ended September 30, 2008 and 2007 respectively, were to the Miller Brewing Company. In addition, accounts receivable balances of such major customers approximated 10% and 17% of the Company’s total accounts receivable balance at September 30, 2008 and March 31, 2008, respectively.

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

Operating results of discontinued operations are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenues	$—	$—	$—	$3,988

Income from discontinued operations:
Gain on sale, before taxes	$—	$11,278	$—	$11,278
Income (loss) from discontinued operations, before taxes	(42)	—	(263)	(83)

Total income (loss) from discontinued operations, before taxes	(42)	11,278	(263)	11,195
Income tax expense (benefit)	(15)	4,356	(93)	4,326

Income (loss) from discontinued operations	$(27)	$6,922	$(170)	$6,869

7.	Income Taxes

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

As of March 31, 2008 and September 30, 2008, the Company had a liability of $3,248 and $3,674 respectively, which includes interest and penalties of $211 and $695, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. The total liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheet, as payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. In addition, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $962. The Company believes it is reasonably possible that approximately $63 of unrecognized tax benefits as of September 30, 2008 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign and state income tax matters.

8.	Interest Rate Swaps

Historically, the Company has used interest rate swap agreements (Swaps) in order to manage its exposure to interest rate fluctuations under variable rate borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties.

In April 2008, the Company entered into two interest rate swap agreements with a total initial notional amount of $80 million in order to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps were designated as cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in accumulated other comprehensive earnings. The Swaps expire in 2013 and result in interest payments based on a fixed rate ranging from 5% to 5.5%. The Swaps were designated as highly effective cash flow hedges which are measured on an ongoing basis. At September 30, 2008, the fair value of the Swaps was $1,306 and was included in other long-term assets.

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

The purchase agreement included an additional contingent payment of up to AUD 10,000 if Collotype achieved specified operating profit targets for the twelve months ended June 30, 2008. Collotype did not achieve the minimum operating profit targets and therefore, no contingent payment will be made. No provision for the contingent payment was included in the preliminary purchase price calculation. At September 30, 2008, $3,821 was in an escrow account pending resolution of various contingencies primarily related to income taxes for pre-acquisition activities of Collotype. Any return of escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price.

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed will be finalized during fiscal 2009 once the fair value estimates and other pending matters are finalized. We do not anticipate any substantial changes to the preliminary purchase price or related allocation.

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

None of the goodwill arising from this acquisition is deductible for income tax purposes.

The following table provides the unaudited pro forma results of operations for the three and six months ended September 30, 2007 as if Collotype had been acquired as of April 1, 2007. The pro forma results include certain purchase accounting adjustments, such as the estimated changes in depreciation, intangible asset amortization and interest expense. However, pro forma results do not include any anticipated synergies from the combination of the two companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Three Months Ended September 30, 2007 (Pro-forma)	Six Months Ended September 30, 2007 (Pro-forma)
Net revenues	$82,623	$164,950
Income from continuing operations	4,277	7,178
Net income	11,199	14,047

Diluted earnings per share:
Income from continuing operations	$0.34	$0.57
Income from discontinued operations	$0.56	$0.56

Net income	$0.90	$1.13

10.	Fair Value Measurements

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

Interest rate swaps

The Company has two interest rate swaps with a total notional amount of $80 million in order to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in other comprehensive earnings.

		Fair Value Measurements Using
	Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$1,306	—	$1,306	—

11.	Comprehensive Income (Loss)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Net income	$4,113	$9,873	$6,807	$12,681
Unrealized foreign currency translation gain (loss)	(19,850)	—	(14,473)	—
Unrealized gain (loss) on interest swaps, net of tax	(350)	—	799	—

Total Comprehensive Income (Loss)	$(16,087)	$9,873	$(6,867)	$12,681

12.	Goodwill and Intangible Assets

Goodwill movements consisted of the following:

Balance at March 31, 2008	$116,644
Acquisition of Collotype	693
Currency translation	(11,031)

Balance at September 30, 2008	$106,306

Intangible assets consisted of the following:

	Customer Relationships	Technology	Non-Compete Agreements	Total Intangibles
Intangibles – at cost	$2,862	$—	$750	$3,612
Acquisition of Collotype	18,500	1,600	—	20,100
Currency translation	(2,031)	(175)	—	(2,206)

	19,331	1,425	750	21,506
Accumulated amortization	(2,745)	(128)	(750)	(3,623)

Net intangibles at September 30, 2008	$16,586	$1,297	$—	$17,883

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands)

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that assets might be impaired and the related carrying amounts may not be recoverable. The determination of whether impairment has occurred involves various estimates and assumptions, including the determination of the undiscounted cash flows estimated to be generated by the assets involved in the review. The cash flow estimates are based upon our historical experience, adjusted to reflect estimated future market and operating conditions. Measurement of an impairment loss requires a determination of fair value. We base our estimates of fair values on quoted market prices when available, independent appraisals as appropriate and industry trends or other market knowledge. Changes in the market condition and/or losses of a production line could have a material impact on the consolidated statements of income.

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

Prior to June 2007, we were organized into two segments within the packaging industry: Decorating Solutions and Packaging Services. The Decorating Solutions segment’s primary operations involved the design and printing of labels, while the Packaging Services segment provided promotional packaging, assembling and fulfillment services. On July 2, 2007, we completed the sale of Quick Pak whose operating results were reported as the Packaging Services segment. Accordingly, the results of Quick Pak are now presented as discontinued operations for all periods in the consolidated financial statements and we no longer report any segment results as we now only have one business segment.

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

Consolidated net revenues of $80,637 for the second quarter of fiscal 2009 increased by $28,574 or 55% compared to $52,063 for the second quarter of the prior year. The significant increase in revenues was due to the Collotype acquisition, which generated $31,833 in revenues for the quarter, partially offset by a $3,259 or 6% reduction in North American organic revenues.

Gross profit for the second quarter increased by $5,219 or 55% compared to the prior year primarily due to the Collotype acquisition.

Interest expense increased by $1,797 during the quarter compared to the prior year. The increase is due to $115,963 of outstanding debt at September 30, 2008 incurred to finance the Collotype acquisition.

Net income from continuing operations increased 40% to $4,140 and diluted earnings per share from continuing operations increased 18% to 33 cents for the second quarter.

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

Results of Operations

Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007:

	2008	2007	$ Change	% Change
Net Revenues	$80,637	$52,063	$28,574	55%

Revenues for the three months ended September 30, 2008 as compared to the same period of the prior year increased 55% primarily due to the acquisition of Collotype completed in February 2008, which generated $31,833 in revenues for the quarter, partially offset by a $3,259 or 6% reduction in our North American organic revenues. Volume with our largest customer began to recover but remained below prior year levels. We also began to experience softer sales within our North American regional account base, particularly in the industrial, specialty beverage and home improvement markets.

	2008	2007	$ Change	% Change
Gross Profit	$14,687	$9,468	$5,219	55%
% of Revenues	18%	18%

Gross profit increased $5,219 or 55% compared to the prior year due to the Collotype acquisition, partially offset by lower North American organic revenues and approximately $500 of start-up costs incurred at our new Batavia, Ohio facility. Gross margins remained steady at 18% for both periods.

	2008	2007	$ Change	% Change
Selling, General & Administrative Expenses	$6,952	$4,936	$2,016	41%
% of Revenues	9%	9%

Selling, general and administrative (SG&A) expenses increased $2,016 over the prior year due to comparable expenses from the Collotype acquisition.

Interest Expense and Other (Income) Expense

	2008	2007	$ Change	% Change
Interest Expense	$1,855	$58	$1,797	N/M
Other (Income) Expense, net	$(293)	$(284)	$9	3%

Interest expense increased as compared to the same period of the prior year due to the increase in outstanding debt to finance the Collotype acquisition. We had $115,963 of debt at September 30, 2008 compared to no debt at September 30, 2007.

	2008	2007	$ Change	% Change
Income Tax Expense	$2,033	$1,807	$226	13%

Our effective tax rate decreased from 38% in 2007 to 33% in 2008 due to increased earnings in lower tax jurisdictions. Our expected tax rate for fiscal year 2009 is 34%.

	2008	2007	$ Change	% Change
Income (loss) from discontinued operations, net of tax	$(27)	$6,922	$(6,949)	N/M

The sale of Quick Pak was completed on July 2, 2007 which resulted in an after-tax gain of $6,922 during the three months ended September 30, 2007.

Six Months Ended September 30, 2008 compared to the Six Months Ended September 30, 2007:

	2008	2007	$ Change	% Change
Net Revenues	$160,087	$104,337	$55,750	53%

Revenues for the six months ended September 30, 2008 as compared to the same period of the prior year increased 53% primarily due to the Collotype acquisition completed in February 2008, which generated $62,553 in revenues, partially offset by a $6,803 or 7% reduction in North American organic revenues. The reduction in organic revenues was primarily due to lower sales to our largest customer.

	2008	2007	$ Change	% Change
Gross Profit	$29,657	$19,339	$10,318	53%
% of Revenues	19%	19%

Gross profit increased 53% compared to the prior year due to the Collotype acquisition, partially offset by lower organic revenues and start up costs incurred at our new Batavia, Ohio facility. However, our gross margin was steady at 19% for both periods.

	2008	2007	$ Change	% Change
Selling, General & Administrative Expenses	$15,405	$10,276	$5,129	50%
% of Revenues	10%	10%

Selling, general and administrative (SG&A) expenses increased $5,129 or 50% due primarily to comparable expenses from the Collotype acquisition.

Interest Expense and Other (Income) Expense

	2008	2007	$ Change	% Change
Interest Expense	$3,994	$123	$3,871	N/M
Other (Income) Expense, net	$(378)	$(386)	$(8)	(2)%

Interest expense increased as compared to the same period of the prior year due to the increase in debt incurred to finance the Collotype acquisition. Our average outstanding debt during the six months ended September 30, 2008 was $123,857 as compared to $2,575 in the prior year.

	2008	2007	$ Change	% Change
Income Tax Expense	$3,659	$3,514	$145	4%

Our effective tax rate decreased from 38% to 34% during the six months ended September 30, 2008 due to increased earnings in lower tax jurisdictions. Our expected tax rate for fiscal year 2009 is 34%.

	2008	2007	$ Change	% Change
Income (loss) from discontinued operations, net of tax	$(170)	$6,869	$(7,039)	N/M

The sale of Quick Pak was completed on July 2, 2007 which resulted in an after-tax gain of $6,922. During the six months ended September 30, 2008, we recorded additional income tax expense resulting from the sale of Quick Pak.

Liquidity and Capital Resources

Through the six months ended September 30, 2008, net cash provided by operating activities was $15,342 as compared to $2,692 in the same period of the prior year. The increase in cash flow is primarily due to cash generated from earnings, a substantial decrease in accounts receivable due to increased collection efforts and lower inventories related primarily to the timing of customer shipments and lower sales volumes. The increase was partially offset by $7,314 of income tax payments made during the period.

Through the six months ended September 30, 2008, net cash used in investing activities was $1,529 as compared to net cash provided of $14,531 in the same period of the prior year. Cash provided by investing activities included net proceeds from the sale of the Batavia building and other equipment of $1,675 and refunds of equipment deposits of $4,278, which were offset by capital expenditures of $7,482 related primarily to the expansion of the Company’s manufacturing operations. The net cash provided by investing activities in the six months ended September 30, 2007 was due to $18,912 in proceeds from the sale of Quick Pak, partially offset by capital expenditures of $4,381.

Through the six months ended September 30, 2008, net cash used in financing activities was $12,995 as compared to $4,492 in the prior year. During the six months ended September 30, 2008, we made net debt payments of $13,317 compared to $5,150 in the prior year.

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

Available borrowings under the Credit Facility at September 30, 2008 consisted of $54,100 under the U.S. Revolving Credit Facility and $23,117 under the Australian Sub-Facility.

We believe that we have both sufficient short and long term liquidity and financing. We had a working capital position of $10,828 and $18,517 at September 30, 2008 and March 31, 2008, respectively and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes Multi-Color’s contractual obligations as of September 30, 2008:

Aggregated Information about Contractual Obligations and Other Commitments for continuing operations:

September 30, 2008	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Total debt	$115,963	$10,001	$10,004	$10,000	$10,000	$75,958	$—
Interest on total debt (1)	23,207	6,187	5,706	5,181	4,501	1,632	—
Rent due under operating leases	23,636	3,701	3,156	2,898	2,546	2,558	8,777
Unconditional purchase obligations	960	807	153	—	—	—	—
Pension and post retirement obligations	623	18	13	24	36	64	468
Deferred compensation (2)	696	74	—	—	—	—	622
Unrecognized tax benefits (3)	—	—	—	—	—	—	—

Total Contractual Cash Obligations	$165,085	$20,788	$19,032	$18,103	$17,083	$80,212	$9,867

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of September 30, 2008.
(2)	The more than 5 years column includes $622 of deferred compensation obligations for which the timing of such payments are not determinable.
(3)	The table excludes $3,674 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2008.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

During the quarter ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting.

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions in the US and abroad; the ability to consummate and successfully integrate acquisitions; the ability to manage foreign operations; currency exchange rate fluctuations; the success and financial condition of the Company’s significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; the Company’s ability to maintain an effective system of internal control; availability, terms and development of capital; cost and price changes; raw material cost pressures; availability of raw materials; ability to pass raw material cost increases to its customers; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations, legal proceedings and developments; risk associated with significant leverage; increases in general interest rate levels affecting the Company’s interest costs; ability to manage global political uncertainty; and terrorism and political unrest.

Part II - Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – The Company had no material changes to the Risk Factors disclosed in the Company’s Form 10-K for the year ended March 31, 2008, except for the following:

We have risks related to the recent economic and credit conditions.

The Company’s operating cash flows provide funding for debt repayment and various discretionary items such as capital expenditures and dividends. Recent uncertainty in global economic conditions resulting from disruption in the credit markets has negatively impacted the overall economy which could adversely impact demand for our products and our ability to manage commercial relationships with our customers, suppliers and creditors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on August 14, 2008. At the meeting, the shareholders voted on the following items:

1.	Election of the following directors:

	Votes for	Votes withheld
Robert R. Buck	10,679,249	166,034
Charles B. Connolly	10,658,222	178,061
Francis D. Gerace	10,721,969	114,314
Lorrence T. Kellar	10,302,816	533,467
Roger A. Keller	10,658,542	177,741
Thomas M. Mohr	10,725,792	110,491
Nigel A. Vinecombe	10,709,777	126,506

2.	Ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accountants for fiscal 2009 (10,813,651 votes for, 13,273 votes against, 9,359 votes withheld).

Item 5.	Other Information – None

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: November 7, 2008	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President Finance, Chief Financial Officer and Secretary