Form 10-Q
period 2008-12-31
MULTI COLOR Corp
filed 2009-02-09
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Common shares, no par value – 12,344,687 (as of January 30, 2008)

MULTI-COLOR CORPORATION

FORM 10-Q

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Net revenues	$62,644	$48,267	$222,731	$152,604
Cost of revenues	52,369	39,731	182,799	124,729

Gross profit	10,275	8,536	39,932	27,875
Selling, general and administrative expenses	5,930	4,764	21,335	15,040

Operating income	4,345	3,772	18,597	12,835
Interest expense	1,557	54	5,551	177
Other (income) expense, net	22	778	(356)	392

Income from continuing operations before income taxes	2,766	2,940	13,402	12,266
Income tax expense	1,160	968	4,819	4,483

Income from continuing operations	1,606	1,972	8,583	7,783
Income (loss) from discontinued operations, net of tax	—	152	(170)	7,022

Net Income	$1,606	$2,124	$8,413	$14,805

Basic earnings per common share:
Income from continuing operations	$0.13	$0.19	$0.71	$0.78
Income (loss) from discontinued operations	$—	$0.02	$(0.01)	$0.70

Basic earnings per common share	$0.13	$0.21	$0.70	$1.48

Diluted earnings per common share:
Income from continuing operations	$0.13	$0.19	$0.69	$0.75
Income (loss) from discontinued operations	$—	$0.02	$(0.01)	$0.68

Diluted earnings per common share	$0.13	$0.21	$0.68	$1.43

Dividends per common share	$0.05	$0.05	$0.15	$0.11
Weighted average shares and equivalents outstanding:
Basic	12,195	10,065	12,146	10,025
Diluted	12,344	10,349	12,498	10,345

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 31, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,533	$4,264
Accounts receivable, net of allowance of $451 and $479 at December 31, 2008 and March 31, 2008, respectively	24,427	38,349
Inventories	20,134	21,945
Deferred tax assets	484	1,978
Equipment deposits	—	4,413
Prepaid expenses and other	3,720	1,279

Total current assets	52,298	72,228
Assets held for sale	700	2,281
Property, plant and equipment, net	93,949	100,838
Goodwill	98,585	116,644
Intangible assets, net	16,327	20,535
Deferred tax assets	—	396
Other long-term assets	898	1,158

Total assets	$262,757	$314,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,002	$10,003
Accounts payable	24,395	28,709
Accrued income taxes	1,057	4,167
Accrued expenses and other liabilities	1,625	2,470
Accrued payroll and benefits	5,599	8,362

Total current liabilities	42,678	53,711
Long-term debt	98,589	121,748
Deferred tax liabilities	8,833	12,489
Deferred compensation and other liabilities	10,106	6,194

Total liabilities	160,206	194,142
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 12,345 and 12,165 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	575	557
Paid-in capital	63,702	58,967
Treasury stock, 29 shares at cost	(119)	(119)
Restricted stock	(3,241)	(1,301)
Retained earnings	73,421	66,835
Accumulated other comprehensive income (loss)	(31,787)	(5,001)

Total stockholders’ equity	102,551	119,938

Total liabilities and stockholders’ equity	$262,757	$314,080

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31, 2008	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,413	$14,805
(Income) loss from discontinued operations	170	(7,022)

Income from continuing operations	8,583	7,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,501	4,110
Amortization	1,436	353
Net (gain) loss on disposal of equipment	(252)	38
Loss on foreign currency forward contracts	—	957
Increase in non-current deferred compensation	74	134
Stock based compensation expense	1,272	887
Excess tax benefit from stock based compensation	(495)	(462)
Impairment loss on long-lived assets	226	—
Deferred taxes, net	363	(1,749)
Net (increase) decrease in accounts receivable	11,320	5,542
Net (increase) decrease in inventories	304	(698)
Net (increase) decrease in prepaid expenses and other	(2,299)	(5,411)
Net increase (decrease) in accounts payable	(2,904)	(2,671)
Net increase (decrease) in accrued liabilities and other	(5,532)	(7,393)
Net increase (decrease) in deferred revenues	18	180

Net cash provided by continuing operating activities	20,615	1,600
Net cash provided by discontinued operating activities	—	701

Cash provided by operating activities	20,615	2,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,092)	(14,866)
Short term (deposits)/refunds on equipment	6,003	—
Proceeds from sale of plant and equipment	1,726	—

Net cash used in continuing investing activities	(1,363)	(14,866)
Net cash provided by discontinued investing activities	—	18,912

Cash provided by (used in) investing activities	(1,363)	4,046

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	34,400	1,000
Payments under revolving line of credit	(46,070)	(1,000)
Repayment of long-term debt	(7,500)	(5,150)
Proceeds from issuance of common stock	1,045	1,260
Excess tax benefit from stock based compensation	495	462
Dividends paid	(1,827)	(1,170)

Net cash used in financing activities	(19,457)	(4,598)
Effect of exchange rate changes on cash	(526)	—

Net increase (decrease) in cash	(731)	1,749
Cash and cash equivalents, beginning of period	4,264	5,793

Cash and cash equivalents, end of period	$3,533	$7,542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$5,263	$127
Income taxes paid, net of refunds received	$7,484	$9,962
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Interest rate swap liability fair value	$(3,451)	$—
Foreign currency forward contracts fair value	$—	$957

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

Stock Based Compensation:

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended December 31, 2008 and 2007 was $548 and $312, respectively. The Company’s stock based compensation expense for the nine months ended December 31, 2008 and 2007 was $1,272 and $887, respectively.

New Accounting Pronouncements:

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 seeks to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective November 15, 2008. This pronouncement did not have a material impact on the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, which for the Company is January 1, 2009. The Company is currently assessing the impact of SFAS 161 on its financial statement disclosures.

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

2. Earnings Per Common Share Data

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 427 and 279 shares in the three and nine months ended December 31, 2008 and 54 shares in the three and nine months ended December 31, 2007 from the computation of diluted EPS because these shares would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2008		2007		2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	12,195	$0.13	10,065	$0.21	12,146	$0.70	10,025	$1.48
Effect of dilutive stock options	149	—	284	—	352	(0.02)	320	(0.05)

Diluted EPS	12,344	$0.13	10,349	$0.21	12,498	$0.68	10,345	$1.43

3. Inventories

Inventories are comprised of the following:

	December 31, 2008	March 31, 2008
Finished goods	$12,304	$14,236
Work in process	3,692	3,385
Raw materials	4,983	5,565

	20,979	23,186
Inventory reserves	(845)	(1,241)

	$20,134	$21,945

4. Debt

The components of the Company’s debt consisted of the following:

	December 31, 2008	March 31, 2008
U.S. Revolving Credit Facility, 2.94% weighted average variable interest rate at December 31, 2008, due in 2013	$53,400	$60,000
Australian Sub-Facility, 5.78% variable interest rate at December 31, 2008, due in 2013	12,688	21,744
Term Loan Facility, 2.83% variable interest rate at December 31, 2008, due in quarterly installments of $2,500 from 2008 to 2013	42,500	50,000
Capital leases	3	7
Less-current portion of debt	(10,002)	(10,003)

	$98,589	$121,748

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

The Credit Facility may be used for working capital, capital expenditures and other corporate purposes. Loans under the U.S. Revolving Credit Facility and Term Loan Facility will bear interest at either: (i) the greater of (a) Bank of America’s prime rate in effect from time to time; and (b) the federal funds rate in effect from time to time plus 0.5%; or (ii) the applicable London interbank offered rate plus the applicable margin for such loans which ranges from 0.75% to 2.00% based on the Company’s leverage ratio at the time of the borrowing. Loans under the Australian Sub-Facility bear interest at the Bank Bill Swap Bid Rate (BBSY) plus the applicable margin for such loans, which ranges from 0.75% to 2.00% based on the Company’s leverage ratio at the time of the borrowing.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.75 to 1.00, stepping down to 3.25 to 1.00 from June 30, 2009 to September 30, 2010 and to 3.00 to 1.00 thereafter; and (iii) a minimum consolidated interest charge coverage ratio of 3.50 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets.

Available borrowings under the Credit Facility at December 31, 2008 consisted of $56,600 under the U.S. Revolving Credit Facility and $25,387 under the Australian Sub-Facility. At December 31, 2008, the Company had two outstanding letters of credit totaling $2,890 for the purchase of equipment.

5. Major Customers

During the three months ended December 31, 2008 and 2007, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 33% and 55% respectively, of the Company’s consolidated net revenues. Approximately 19% and 37% of revenues for the three months ended December 31, 2008 and 2007 respectively, were to the Procter & Gamble Company. Approximately 14% and 18% of revenues for the three months ended December 31, 2008 and 2007 respectively, were to the Miller Brewing Company.

During the nine months ended December 31, 2008 and 2007, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 33% and 54%, respectively, of the Company’s consolidated net revenues. Approximately 20% and 35% of revenues for the nine months ended December 31, 2008 and 2007 respectively, were to the Procter & Gamble Company. Approximately 13% and 19% of revenues for the nine months ended December 31, 2008 and 2007 respectively, were to the Miller Brewing Company. In addition, accounts receivable balances of such major customers approximated 4% and 17% of the Company’s total accounts receivable balance at December 31, 2008 and March 31, 2008, respectively.

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

Operating results of discontinued operations are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenues	$—	$—	$—	$3,988

Income from discontinued operations:
Gain on sale, before taxes	$—	$—	$—	$11,278
Income (loss) from discontinued operations, before taxes	—	—	(263)	(83)

Total income (loss) from discontinued operations, before taxes	—	—	(263)	11,195
Income tax expense (benefit)	—	(152)	(93)	4,173

Income (loss) from discontinued operations	$—	$152	$(170)	$7,022

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

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions. At March 31, 2008, the Company had been examined by the Internal Revenue Service through the fiscal year ended March 31, 2007. In addition, a number of state and local examinations are currently ongoing. With a few exceptions, the Company is no longer subject to U.S. federal and state and local examinations by tax authorities for years before fiscal 2004.

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase in the liability for unrecognized tax benefits, interest and penalties of approximately $211, with a corresponding decrease to the April 1, 2007 balance of retained earnings.

As of March 31, 2008 and December 31, 2008, the Company had a liability of $3,248 and $3,488 respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. As of March 31, 2008 and December 31, 2008, the total amount of interest and penalties related to uncertain tax positions was $211 and $738, respectively. The total liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheet, as payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. In addition, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $3,488. The Company believes it is reasonably possible that approximately $85 of unrecognized tax benefits as of December 31, 2008 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign and state income tax matters.

8. Interest Rate Swaps

Historically, the Company has used interest rate swap agreements (Swaps) in order to manage its exposure to interest rate fluctuations under variable rate borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties.

In April 2008, the Company entered into two interest rate swap agreements with a total initial notional amount of $80 million in order to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps were designated as cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in other comprehensive earnings. The Swaps expire in 2013 and result in interest payments based on a fixed rate ranging from 5% to 5.5%. The Swaps were designated as highly effective cash flow hedges which are measured on an ongoing basis. At December 31, 2008, the fair value of the Swaps was a net liability of $3,451 and was included in deferred compensation and other liabilities on the consolidated balance sheet.

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

The purchase agreement included an additional contingent payment of up to AUD 10,000 if Collotype achieved specified operating profit targets for the twelve months ended June 30, 2008. Collotype did not achieve the minimum operating profit targets and therefore, no contingent payment was made. No provision for the contingent payment was included in the preliminary purchase price calculation. At December 31, 2008, $3,468 was in an escrow account pending resolution of various contingencies primarily related to income taxes for pre-acquisition activities of Collotype. Any return of escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price.

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed will be finalized during fiscal 2009 once the fair value estimates and other pending matters are finalized. We do not anticipate any substantial changes to the preliminary purchase price or related allocation.

Based on fair value estimates, the preliminary purchase price has been allocated to individual assets acquired and liabilities assumed as follows:

Assets Acquired:
Accounts receivable	$19,181
Inventories	7,343
Property, plant and equipment, net	47,603
Intangible assets	20,100
Goodwill	113,664
Deferred tax assets	1,188
Other assets	127

Total assets	$209,206

Liabilities Assumed:
Debt, less cash acquired	$16,642
Accounts payable	12,411
Accrued income taxes payable	2,945
Accrued and other liabilities	7,546
Deferred tax liabilities	6,121

Total liabilities	45,665

Net assets acquired	$163,541

The preliminary estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

Customer relationships	$18,500	7 to 14 years
Technologies	1,600	7 to 8 years

Total identifiable intangibles	$20,100

Identifiable intangible assets are amortized over their estimated useful lives based on a number of assumptions including customer attrition rates, percentage of revenue attributable to technologies, royalty rates and projected future revenue growth.

None of the goodwill arising from this acquisition is deductible for income tax purposes.

The following table provides the unaudited pro forma results of operations for the three and nine months ended December 31, 2007 as if Collotype had been acquired as of April 1, 2007. The pro forma results include certain purchase accounting adjustments, such as the estimated changes in depreciation, intangible asset amortization and interest expense. However, pro forma results do not include any anticipated synergies from the combination of the two companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Three Months Ended December 31, 2007 (Pro-forma)	Nine Months Ended December 31, 2007 (Pro-forma)
Net Revenues	$74,992	$239,942
Income from continuing operations	1,912	9,090
Net income	2,064	16,111

Diluted earnings per share:
Income from continuing operations	$0.15	$0.72
Income from discontinued operations	$0.01	$0.57

Net income	$0.16	$1.29

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

Interest rate swaps

The Company has two interest rate swaps with a total initial notional amount of $80 million in order to convert variable interest rates on a portion of outstanding debt to fixed interest rates (see Note 8). The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in other comprehensive earnings.

		Fair Value Measurements Using
	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(3,451)	—	$(3,451)	—

11. Comprehensive Income (Loss)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net income	$1,606	$2,124	$8,413	$14,805
Unrealized foreign currency translation gain (loss)	(10,233)	—	(24,695)	—
Unrealized gain (loss) on interest swaps, net of tax	(2,890)	—	(2,091)	—

Total Comprehensive Income (Loss)	$(11,517)	$2,124	$(18,373)	$14,805

12. Goodwill and Intangible Assets

Goodwill movements consisted of the following:

Balance at March 31, 2008	$116,644
Acquisition of Collotype	550
Currency translation	(18,609)

Balance at December 31, 2008	$98,585

Intangible assets consisted of the following:

	Customer Relationships	Technology	Non-Compete Agreements	Total Intangibles
Intangibles – at cost	$2,862	$—	$750	$3,612
Acquisition of Collotype	18,500	1,600	—	20,100
Currency translation	(3,093)	(272)	—	(3,365)

	18,269	1,328	750	20,347
Accumulated amortization	(3,097)	(173)	(750)	(4,020)

Net intangibles at December 31, 2008	$15,172	$1,155	$—	$16,327

13. Subsequent Event

In January 2009, the Company announced plans to consolidate its heat transfer label (HTL) manufacturing business located in Framingham, Massachusetts into its other existing facilities. The transition will begin immediately with final plant closure within the next several months. In connection with the closure of the Framingham facility, the Company expects to record a total charge of approximately $2,600 during its fourth quarter period ending March 31, 2009, consisting of approximately $1,400 in cash charges for employee severance and other termination benefits related to 62 associates and approximately $1,200 in non-cash charges related to asset impairments.

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

Consolidated net revenues of $62,644 for the third quarter of fiscal 2009 increased by $14,377 or 30% compared to $48,267 for the third quarter of the prior year. The significant increase in revenues was due to the Collotype acquisition, which generated $21,891 in revenues for the quarter, partially offset by a $7,514 or 16% reduction in North American organic revenues.

Gross profit for the third quarter increased by $1,739 or 20% compared to the prior year primarily due to the Collotype acquisition.

Interest expense increased by $1,503 during the quarter compared to the prior year. The increase is due to $108,591 of outstanding debt at December 31, 2008 incurred to finance the Collotype acquisition.

Income from continuing operations decreased 19% to $1,606 and diluted earnings per share from continuing operations decreased 32% to 13 cents for the third quarter.

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

In January 2009, the Company announced plans to consolidate its heat transfer label (HTL) manufacturing business located in Framingham, Massachusetts into its other existing facilities. The transition will begin immediately with final plant closure within the next several months. In connection with the closure of the Framingham facility, the Company expects to record a total charge of approximately $2,600 during its fourth quarter period ending March 31, 2009, consisting of approximately $1,400 in cash charges for employee severance and other termination benefits related to 62 associates and approximately $1,200 in non-cash charges related to asset impairments (see Note 13).

Results of Operations

Three Months Ended December 31, 2008 compared to the Three Months Ended December 31, 2007:

	2008	2007	$ Change	% Change
Net Revenues	$62,644	$48,267	$14,377	30%

Revenues for the three months ended December 31, 2008 as compared to the same period of the prior year increased 30% primarily due to the acquisition of Collotype completed in February 2008, which generated $21,891 in revenues for the quarter, partially offset by a $7,514 or 16% reduction in our North American organic revenues. Volume with our largest customer remained significantly below prior year, and to a lesser extent, we also experienced softer sales within our North American regional account base, particularly in the industrial, specialty beverage and home improvement markets.

	2008	2007	$ Change	% Change
Gross Profit	$10,275	$8,536	$1,739	20%
% of Revenues	16%	18%

Gross profit increased $1,739 or 20% compared to the prior year due to the Collotype acquisition, partially offset by the impact of lower North American organic revenues. Gross margins declined to 16% this quarter compared to 18% in the prior year quarter due to lower sales volumes and reduced plant fixed cost leverage.

	2008	2007	$ Change	% Change
Selling, General & Administrative Expenses	$5,930	$4,764	$1,166	24%
% of Revenues	9%	10%

Selling, general and administrative (SG&A) expenses increased $1,166 over the prior year due to comparable expenses from the Collotype acquisition. The Company also incurred $192 of acquisition related expenses in 2008.

Interest Expense and Other (Income) Expense

	2008	2007	$ Change	% Change
Interest Expense	$1,557	$54	$1,503	N/M
Other (Income) Expense, net	$22	$778	$(756)	N/M

Interest expense increased as compared to the same period of the prior year due to the increase in outstanding debt to finance the Collotype acquisition. We had $108,591 of debt at December 31, 2008 compared to no debt at December 31, 2007.

Other expense decreased by $756 due primarily to a non-cash charge of $957 that was recorded in the prior year quarter as a result of a decrease in the fair value of Australian forward currency contracts that were entered into in connection with the Company’s acquisition of Collotype.

	2008	2007	$ Change	% Change
Income Tax Expense	$1,160	$968	$192	20%

Our effective tax rate increased from 33% in 2007 to 42% in 2008 due to income mix in higher tax jurisdictions. Our expected tax rate for fiscal year 2009 is 36%.

	2008	2007	$ Change	% Change
Income (loss) from discontinued operations, net of tax	$—	$152	$(152)	N/M

The sale of Quick Pak was completed on July 2, 2007 and therefore, there were no operations during the three months ended December 31, 2007. However, the Company recorded a decrease in state taxes related to the sale which resulted in income of $152.

Nine Months Ended December 31, 2008 compared to the Nine Months Ended December 31, 2007:

	2008	2007	$ Change	% Change
Net Revenues	$222,731	$152,604	$70,127	46%

Revenues for the nine months ended December 31, 2008 as compared to the same period of the prior year increased 46% primarily due to the Collotype acquisition completed in February 2008, which generated $84,444 in revenues, partially offset by a $14,317 or 9% reduction in North American organic revenues. The reduction in organic revenues was primarily due to lower sales to our largest customer.

	2008	2007	$ Change	% Change
Gross Profit	$39,932	$27,875	$12,057	43%
% of Revenues	18%	18%

Gross profit increased 43% compared to the prior year due to the Collotype acquisition, partially offset by the impact of lower organic revenues and start up costs incurred at our new Batavia, Ohio facility. However, our gross margin was steady at 18% for both periods.

	2008	2007	$ Change	% Change
Selling, General & Administrative Expenses	$21,335	$15,040	$6,295	42%
% of Revenues	10%	10%

Selling, general and administrative (SG&A) expenses increased $6,295 or 42% due primarily to comparable expenses from the Collotype acquisition. The Company also incurred $192 of acquisition related expenses, $260 in severance costs and an impairment charge of $226 in the 2008 period.

Interest Expense and Other (Income) Expense

	2008	2007	$ Change	% Change
Interest Expense	$5,551	$177	$5,374	N/M
Other (Income) Expense, net	$(356)	$392	$(748)	N/M

Interest expense increased compared to the same period of the prior year due to the increase in debt incurred to finance the Collotype acquisition. Our average outstanding debt during the nine months ended December 31, 2008 was $120,172 as compared to $2,575 in the prior year. Other expense decreased by $748 due to a non-cash charge of $957 that was recorded in the prior year quarter as a result of a decrease in the fair value of Australian forward currency contracts that were entered into in connection with the Company’s acquisition of Collotype.

	2008	2007	$ Change	% Change
Income Tax Expense	$4,819	$4,483	$336	7%

Our effective tax rate decreased from 37% to 36% during the nine months ended December 31, 2008 due to increased earnings in lower tax jurisdictions. Our expected tax rate for fiscal year 2009 is 36%.

	2008	2007	$ Change	% Change
Income (loss) from discontinued operations, net of tax	$(170)	$7,022	$(7,192)	N/M

The sale of Quick Pak was completed on July 2, 2007 which resulted in an after-tax gain of $6,922. During 2008, we recorded additional income tax expense resulting from the sale of Quick Pak.

Liquidity and Capital Resources

Through the nine months ended December 31, 2008, net cash provided by operating activities was $20,615 as compared to $2,301 in the same period of the prior year. The increase in cash flow is primarily due to cash generated from earnings and a substantial decrease in accounts receivable due to increased collection efforts and lower sales volumes. The increase was partially offset by $7,484 of income tax payments made during the period.

Through the nine months ended December 31, 2008, net cash used in investing activities was $1,363 as compared to net cash provided of $4,046 in the same period of the prior year. Cash provided by investing activities included net proceeds from the sale of the Batavia building and other equipment of $1,726 and refunds of equipment deposits of $6,003, which were offset by capital expenditures of $9,092 related primarily to the expansion of the Company’s manufacturing operations. The net cash provided by investing activities in the nine months ended December 31, 2007 was due to $18,912 in proceeds from the sale of Quick Pak, partially offset by capital expenditures of $14,866 related to the expansion of the Company’s manufacturing operations.

Through the nine months ended December 31, 2008, net cash used in financing activities was $19,457 as compared to $4,598 in the prior year. During the nine months ended December 31, 2008, net debt payments were $19,170 compared to $5,150 in the prior year.

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

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.75 to 1.00, stepping down to 3.25 to 1.00 from June 30, 2009 to September 30, 2010 and to 3.00 to 1.00 thereafter; and (iii) a minimum consolidated interest charge coverage ratio of 3.50 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets.

Available borrowings under the Credit Facility at December 31, 2008 consisted of $56,600 under the U.S. Revolving Credit Facility and $25,387 under the Australian Sub-Facility.

We believe that we have both sufficient short and long term liquidity and financing. We had a working capital position of $9,620 and $18,517 at December 31, 2008 and March 31, 2008, respectively and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes Multi-Color’s contractual obligations as of December 31, 2008:

Aggregated Information about Contractual Obligations and Other Commitments for Continuing Operations:

December 31, 2008	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Total debt	$108,591	$10,002	$10,001	$10,000	$10,000	$68,588	$—
Interest on total debt (1)	19,188	5,226	4,940	4,503	3,945	574	—
Rent due under operating leases	26,773	3,943	3,644	3,370	3,118	3,176	9,522
Unconditional purchase obligations	1,049	1,049	—	—	—	—	—
Pension and post retirement obligations	623	18	13	24	36	64	468
Deferred compensation (2)	726	74	—	—	—	—	652
Unrecognized tax benefits (3)	—	—	—	—	—	—	—

Total Contractual Cash Obligations	$156,950	$20,312	$18,598	$17,897	$17,099	$72,402	$10,642

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of December 31, 2008.
(2)	The more than 5 years column includes $652 of deferred compensation obligations for which the timing of such payments are not determinable.
(3)	The table excludes $3,488 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2008.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.

During the quarter ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting.

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions in the US and abroad; the ability to consummate and successfully integrate acquisitions; the ability to manage foreign operations; currency exchange rate fluctuations; the success and financial condition of the Company’s significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; the Company’s ability to maintain an effective system of internal control; availability, terms and development of capital and credit; cost and price changes; raw material cost pressures; availability of raw materials; ability to pass raw material cost increases to its customers; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations, legal proceedings and developments; risk associated with significant leverage; increases in general interest rate levels affecting the Company’s interest costs; ability to manage global political uncertainty; and terrorism and political unrest.

Part II - Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – The Company had no material changes to the Risk Factors disclosed in the Company’s Form 10-K for the year ended March 31, 2008, except for the following:

We have risks related to the recent economic and credit conditions.

The Company’s operating cash flows provide funding for debt repayment and various discretionary items such as capital expenditures and dividends. Recent uncertainty in global economic conditions resulting from disruption in the credit markets has negatively impacted the overall economy which has adversely impacted demand for our products and our ability to manage commercial relationships with our customers, suppliers and creditors.

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

Multi-Color Corporation
(Registrant)

Date: February 9, 2009	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President Finance, Chief Financial Officer and Secretary