Form 10-K
period 2009-03-31
MULTI COLOR Corp
filed 2009-06-09
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $177,976,000 based upon the closing price of $23.89 per share of Common Stock on the NASDAQ Global Select Market as of September 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

As of May 29, 2009, 12,238,206 shares of no par value Common Stock were issued and 12,201,883 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2009 Annual Meeting of Shareholders to be held on August 13, 2009 are incorporated by reference into Parts II and III of Form 10-K.

FORWARD-LOOKING STATEMENTS

The Company believes certain statements contained in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Company undertakes no obligation to publically update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions in the U.S. and abroad; the ability to consummate and successfully integrate acquisitions; the ability to manage foreign operations; currency exchange rate fluctuations; the success and financial condition of the Company’s significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; the Company’s ability to maintain an effective system of internal control; availability, terms and development of capital and credit; cost and price changes; raw material cost pressures; availability of raw materials; ability to pass raw material cost increases to its customers; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations, legal proceedings and developments; risk associated with significant leverage; increases in general interest rate levels affecting the Company’s interest costs; ability to manage global political uncertainty; and terrorism and political unrest.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Multi-Color Corporation (“Multi-Color,” “We,” “Us,” “Our” or “the Company”), established in 1916, is a leader in global label solutions supporting the world’s most prominent brands including leading producers of home and personal care, wine and spirits, food and beverage and specialty consumer products. Multi-Color acquired Collotype International Holdings Pty. Ltd. and subsidiaries (“Collotype”) on February 29, 2008. Collotype was established in 1903 in Adelaide, South Australia and has grown to become the world’s largest and highly awarded pressure sensitive wine and spirit label manufacturers. Multi-Color has label manufacturing operations in the United States, Australia and South Africa and provides products and services to more than 2,400 customers in North and South America, Australia, South Africa and New Zealand.

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

The Company is an Ohio-based corporation that was incorporated in 1985, succeeding the predecessor business. Our corporate offices are located at 50 E-Business Way, Suite 400, Sharonville, Ohio 45241 and our telephone number is (513) 381-1480.

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

PRODUCTS AND SERVICES

The Company provides a wide range of products for the packaging needs of our customers and is one of the world’s largest producers of high quality pressure sensitive, in-mold and heat transfer labels, and a major manufacturer of glue-applied and shrink sleeve labels. The Company also provides a full complement of print methods including digital, flexographic, lithographic, and rotogravure, in addition to graphic and pre-press services.

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

Each component of the IML production process requires a special expertise for success. The components include the substrate (the base material for the label), inks, overcoats, varnishes and adhesives. We are unique in the industry in that we manufacture IMLs on rotogravure, flexographic and lithographic printing presses. There are several critical characteristics of a successful IML: the material needs a proper coefficient of friction so that the finished label is easily and consistently picked up and applied to the blow-molded container, the substrate must be able to hold the label’s inks, including metallics and fluorescents, overlay varnishes and adhesives and the material must be able to lay smoothly, without wrinkle or bulge, when applied to a very hot, just molded plastic container that will quickly shrink, along with the label, as its temperature falls. We continually search for alternate substrates to be used in the IML process in order to improve label performance and capabilities as well as to reduce substrate costs. Technical innovations in this area include the use of peel-away IML coupons, scented and holographic labels.

Pressure Sensitive Labels:

In 1999, we purchased the assets of Buriot International, a Batavia, Ohio printer of specialized pressure sensitive and in-mold labels. With the Batavia plant near full production capacity in 2002, we acquired Premiere Labels, Inc. of Troy, Ohio. Our position in the pressure sensitive label market was further strengthened with the NSPG acquisition in January 2005, which added production facilities in Green Bay, Wisconsin and Norway, Michigan. Our acquisition of Collotype on February 29, 2008, further expanded our presence in the pressure sensitive label market, both geographically with operations in Australia, South Africa and California, as well as by product category as the world’s largest and highly awarded label provider to the wine and spirit industry.

In addition to these business acquisitions, we also initiated a North American manufacturing expansion plan in October 2007 with the purchase of a new 248,000 square foot manufacturing facility in Batavia, Ohio which will serve as a platform for our domestic long-term growth. Two new printing presses were purchased for this facility, including a wide format 26-inch combination flexo press and a 20-inch combination flexo press. In February 2008, we consolidated the operations of our Troy, Ohio and former Batavia Ohio plants into this new plant. We also acquired a new digital press during fiscal year 2008 which has been installed in our Green Bay, Wisconsin facility in order to meet our customers’ growing demand for customized decorating at small to mid-range print quantities. This digital press enables faster changeovers with less waste in order to deliver cost effective labels for a wide variety of label technologies including pressure sensitive labels.

Pressure sensitive labels adhere to a surface with pressure. The label typically consists of four elements – a substrate, which may include paper, foil or plastic; an adhesive, which may be permanent or removable; a release coating; and a backing material to protect the adhesive against premature contact with other surfaces. The release coating and protective backing are removed prior to application to the container, exposing the adhesive, and the label is pressed or rolled into place. Innovative features in this area include promotional neckbands, peel-away coupons and resealable labels, see-through window graphics, and holographic foil enhancements to cold and hot foil stamping.

The pressure sensitive market is the largest category of the overall label market and represents a significant growth opportunity. Our strategy is to be a premier global supplier of pressure sensitive labels that demand high impact graphics or are otherwise technically challenging.

Shrink Sleeve Labels:

We began manufacturing shrink sleeve labels and tamper evident neckbands through the acquisition of Uniflex Corporation in 2000. In 2004, the business was transitioned from Las Vegas, Nevada to our Scottsburg, Indiana facility, which houses rotogravure printing and state-of-the-art conversion capabilities.

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

Heat Transfer Labels (HTLs):

In 2003, we acquired Avery Dennison’s Dec Tech division located in Framingham, Massachusetts, which pioneered HTL technology more than 40 years ago. Through this acquisition, we became a leading global provider of heat transfer labels. With approximately 40% of its sales outside of the U.S., this acquisition expanded our sales base in Latin and South America, while adding narrow web gravure printing capabilities to our wide web gravure, flexographic and offset printing platforms. Additionally, we acquired the heat transfer business of International Playing Card and Label Co. Inc. (IPC&L) in 2003, which was subsequently consolidated into our Framingham, Massachusetts facility. In January 2009, we announced that our Framingham facility will be closed and the business is being transitioned into our Batavia, Ohio and Scottsburg, Indiana facilities.

HTLs are reverse printed and transferred from a special release liner onto the container using heat and pressure. The labels are a composition of inks and lacquers tailored to the customer’s specific needs. These labels are printed and then shipped to blow molders and/or contract decorators who transfer the labels to the containers. Once applied, the labels are permanently adhered to the container. The graphics capabilities include fine vignettes, metallic and thermochromatic inks, as well as the patented “frost”, giving an acid-etch appearance.

Therimage™ is our pioneer heat transfer label technology developed primarily for applications involving plastic containers serving consumer markets in personal care, home improvement products, food and beverage, and health and beauty. The addition of the Clear ADvantage™ brand provides premium graphics on both glass and plastic containers enabling this decorating technology to achieve the highly sought after “no label” look for the health and beauty aid, beverage, personal care, household chemical and promotional markets. Most recently, we have added the new “ink only” and flameless HTL technology to our capabilities in this area. Flameless technology enables us to provide a solution to customers who want to remove open flames from their operations, which are normally required to pre-treat and post-treat containers for Therimage™ and Clear ADvantage™ products. Flameless technology has applications in all the aforementioned markets.

Glue-Applied Labels:

In January 2005, we acquired NSPG which added the glue-applied label technology to our product portfolio. Our February 2008 acquisition of Collotype further extended our glue-applied label capabilities into the wine and spirit industry in Australia and the United States.

Glue-applied labels are adhered to containers using an adhesive applied during the labeling process. Available in roll-fed and sheeted formats, the labels are an attractive and cost-effective choice for high volume applications. Our facilities in Norway, Michigan, Watertown, Wisconsin, Napa, California and Griffith and Barossa Valley, Australia supply either offset or rotogravure glue-applied labels printed on paper and film.

Our innovations within glue-applied labels include peel-away promotional labels, thermochromics, holographics and metalized films. We also offer promotional products such as scratch-off coupons, static-clings and tags.

Graphic Services:

In 1991, we were the first gravure printer in the U.S. to produce printing cylinders digitally without the use of films. Our Erlanger, Kentucky facility utilizes a laser-exposing and chemical-engraved cylinder process developed by Think Laboratories in Japan and is currently the only cylinder manufacturer in the U.S. with this technology. Additionally, our Norway, Michigan facility utilizes a mechanical engraving process to produce print cylinders.

We provide graphics and pre-press services for our customers at all of our manufacturing locations. These services include the conversion of customer digital files and artwork into proofs, production of print layouts and printing plates, and product mock ups and samples for market research.

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

Our research and development expenditures totaled approximately $3,426,000 in 2009, $3,165,000 in 2008, and $3,094,000 in 2007.

SALES AND MARKETING

We provide a complete line of label solutions and a variety of technical and graphic services. Our vision is to be the premier global resource of decorating solutions. We sell to a broad range of consumer product, food, beverage and wine and spirit companies located in North and South America, Australia and New Zealand, and South Africa. The sales organization is aligned to match our customer types: national accounts, regional customers and container manufacturers. While consumer product or food and beverage companies are our primary customer, we also have close working relationships with various container manufacturers to ensure customer products go to the market successfully. The sales organization includes representatives in North and South America, Australia and New Zealand, and South Africa, maintaining a strong sales presence in these global regions.

Our sales strategy is a consultative selling approach. As consultants, the sales organization reviews the requirements of the container and offers a number of alternative decorating methods. Our customers view us as an expert source of materials, methods and technologies with the ability to offer the most cost effective solution.

Approximately 19% of our sales in 2009 were to the Procter & Gamble Company and 13% of our sales were to the Miller Brewing Company. Approximately 33% and 34% of sales in 2008 and 2007, respectively, were to the Procter & Gamble Company and 18% and 20% of sales in 2008 and 2007, respectively, were to the Miller Brewing Company. As a result of the Collotype acquisition, sales concentration with these two customers has been significantly reduced. The loss or substantial reduction of the business of any of the major customers could have a material adverse effect on the Company. A primary objective of our sales strategy is to expand our customer base to reduce customer concentration.

MANUFACTURING

Headquartered in Sharonville, Ohio, we currently have 15 manufacturing facilities across the U.S., Australia and South Africa. Our wide range of capabilities and versatility facilitates our ability to respond quickly and effectively to changing customer needs. Our current printing equipment consists of gravure, offset, flexographic, letterpress and digital presses and label finishing operations. As part of a manufacturing expansion, plants in Troy and Batavia, Ohio were consolidated into a new and larger facility in Batavia, Ohio. The pre-existing Batavia facility was sold in June 2008 and the Troy facility is currently held for sale. In January 2009, we announced that our Framingham facility will be closed and the business is being transitioned into our Batavia, Ohio and Scottsburg, Indiana facilities. The Norway, Michigan, Watertown and Green Bay, Wisconsin and Adelaide, South Australia plants are ISO 9001 certified.

At March 31, 2009 and 2008, our backlog was approximately $11,735,000 and $14,890,000, respectively. The backlog at March 31, 2009 represents one to two weeks of production volume at current staffing levels and is expected to be completed in the next fiscal year.

EMPLOYEES

As of March 31, 2009, we had approximately 1,217 permanent employees and 35 temporary employees, of which 77 are represented by the Graphics Communications Conference of the International Brotherhood of Teamsters Local 77P. The related labor contracts with this union expire in July 2010 and June 2011. We consider our labor relations to be good and have not experienced any work stoppages during the previous decade. All human resource and compensation systems have been developed to align our objectives with the goals of our shareholders.

RAW MATERIALS

Common to the printing industry, we purchase proprietary products from a number of raw material suppliers. To prevent potential disruptions to our manufacturing facilities, we have developed relationships with more than one supply source for each of our critical raw materials. Our raw material suppliers are major corporations with successful historical performance. Although we intend to prevent any long-term business interruption due to our inability to obtain raw materials, there could be short-term manufacturing disruptions during the customer qualification period for any new raw material source.

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

On February 29, 2008, we completed our largest acquisition to date when we purchased Collotype headquartered in Adelaide, South Australia. This acquisition added a substantial number of new customers, increased our position in the pressure sensitive label category, and expanded our geographic footprint with operations in Australia, South Africa and California, as well as expanding our market position in the wine and spirit industry.

COMPETITION

We have a large number of competitors in the pressure sensitive and glue-applied label markets and several competitors in each of the IML, shrink sleeve, and HTL markets. Some of these competitors in the pressure sensitive and glue-applied label markets have greater financial and other resources than us. The competitors in IML, shrink sleeve and HTL markets are either private companies or subsidiaries of public companies and we cannot assess the financial resources of these organizations. We could be adversely affected should a competitor develop labels similar or technologically superior to our labels. We believe competition is principally dependent upon product performance, service, pricing and technical support.

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

REGULATION

Our operations are subject to regulation by federal, state and foreign (Australia and South Africa) environmental protection agencies. To ensure ongoing compliance with these requirements, we have implemented an internal compliance program. Additionally, we continue to make capital investments to maintain compliance with these environmental regulations and to improve our existing equipment. However, there can be no assurances that these regulations will not require expenditures beyond those that are currently anticipated.

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

For the fiscal year ended March 31, 2009, two customers accounted for approximately 32% of our consolidated sales and our top twenty-five customers accounted for 71% of our consolidated sales. While we maintain sales contracts with certain of our largest customers, such contracts do not guarantee sales levels and these contracts require renewal on a regular basis in the ordinary course of business. We cannot guarantee that these contracts will be successfully renewed in the future. The loss or substantial reduction in business of any of our major customers could have a material adverse impact on our operating results and cash flows.

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

Slower growth or a decline in key markets could adversely affect our profitability.

Our business could be negatively impacted by continued slower growth or a decline in key end use markets or applications for our products and services which could adversely affect our operating results and cash flows. The depth and length of the 2008-2009 recession is unknown and could continue to result in slower growth or sales retraction.

Changes in the regulatory or administrative environment could adversely affect our financial condition and results of operations.

Laws and regulations at both the state and federal levels frequently change and the cost of compliance cannot be precisely estimated. Any changes in regulations, the imposition of additional regulations, or the enactment of any new governmental legislation that impacts employment/labor, trade, health care, tax, or environmental issues could have an adverse impact on our financial condition and results of operations.

We are subject to risks associated with our international operations.

We have operations in the United States, Australia and South Africa, and we intend to continue expansion of our international operations. As a result, our business is exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, include the difficulties associated with managing an organization with operations in multiple countries, compliance with differing laws and regulations (including tax laws, regulations and rates), restrictive actions by foreign governments, changes in economic conditions in each market, foreign customers who may have longer payment cycles than customers in the United States, political and social conditions (including wars, terrorist acts and political instability) and acts of nature, such as typhoons, tsunamis, or earthquakes.

Currency exchange rate fluctuations could have an adverse effect on our revenue and financial results.

Our revenues and earnings and the value of our foreign net assets are affected by fluctuations in foreign currency exchange rates, which may favorably or adversely affect reported earnings and net assets. Currency exchange rates fluctuate in response to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments.

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

Our ability to stay current with our information technology systems could have a material adverse impact on our business.

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

As of March 31, 2009, our consolidated indebtedness, including current maturities of long-term indebtedness, was $102 million, which could have important consequences including the following:

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

The agreements governing our indebtedness also require us to maintain (i) a minimum consolidated net worth, (ii) a maximum consolidated leverage ratio of 3.75 to 1.00, stepping down to 3.25 to 1.00 from June 30, 2009 to September 30, 2010 and to 3.00 to 1.00 thereafter and (iii) a minimum consolidated interest charge coverage ratio of 3.50 to 1.00. A breach of any of these covenants could result in a default under our debt agreements, which could prompt the lenders to declare all amounts outstanding under the debt agreements to be immediately due and payable and terminate commitments to extend further credit. If we were unable to repay these amounts, the lenders could proceed against the collateral that secures the indebtedness.

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

We have experienced significant and steady growth over the last several years. Our growth, in particular the acquisition of Collotype in February 2008, places significant demands on our resources and personnel and we must continue to motivate and guide our growing and evolving workforce. The failure to effectively manage our growth could have a material adverse impact on our operating results and cash flows.

ITEM 1B.	UNRESOLVED SECURITIES AND EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of March 31, 2009, the Company owned 6 manufacturing facilities in the U.S. and leased 10 manufacturing facilities in the U.S., Australia and South Africa. The Company expanded its manufacturing operations in October 2007 with the purchase of a new manufacturing facility in Batavia, Ohio. Two of our plants in Ohio have been consolidated into this new facility. The pre-existing Batavia facility was sold in June 2008 and the Troy facility is currently held for sale. In January 2009, we announced that our Framingham manufacturing facility will be closed and the business is being transitioned into our Batavia, Ohio and Scottsburg, Indiana facilities. The Company leases its Corporate headquarters in Sharonville, Ohio.

All of the Company’s properties are in good condition, well maintained and adequate for our intended uses.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade in the NASDAQ Global Select Market under the symbol LABL. The following table sets forth the high and low sales prices of our common stock (“Common Stock”) as reported in the NASDAQ Stock Market during fiscal years 2009 and 2008. Share prices have been adjusted to reflect Multi-Color’s 3-for-2 stock split effective September 17, 2007. Our stock is thinly traded and accordingly, the prices below may not be indicative of prices at which a large number of shares can be traded or reflective of prices that would prevail in a more active market.

Quarter Ending:	High	Low	Dividend Per Share
March 31, 2009	$17.02	$10.44	$0.05
December 31, 2008	$22.90	$11.96	$0.05
September 30, 2008	$25.70	$19.38	$0.05
June 30, 2008	$24.71	$20.20	$0.05

March 31, 2008	$27.08	$19.63	$0.05
December 31, 2007	$28.68	$19.80	$0.05
September 30, 2007	$28.79	$22.50	$0.03
June 30, 2007	$27.37	$23.45	$0.03

As of May 29, 2009, there were approximately 322 shareholders of record of the Common Stock.

Beginning in and since the fourth quarter of the fiscal year ended March 31, 2005, we have paid a quarterly dividend of $0.05 per common share. The historical dividend per share amounts in the table above have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares Multi-Color’s cumulative annual total shareholder return from April 1, 2004 through March 31, 2009, to that of the NASDAQ Market Index, a broad market index, and the Hemscott Group Index - Packaging and Containers, an index of approximately 20 printing and packaging industry peer companies. The graph assumes that the value of the investment in the common stock and each index was $100 on April 1, 2004, and that all dividends were reinvested. Stock price performances shown in the graph are not indicative of future price performances. This data was furnished by Hemscott, Inc.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG MULTI-COLOR CORPORATION,

NASDAQ MARKET INDEX AND PACKAGING & CONTAINER INDEX

ASSUMES $100 INVESTED ON MARCH 31, 2004

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING MARCH 31,

	2004	2005	2006	2007	2008	2009
Multi-Color Corporation	$100.00	$103.39	$160.27	$188.67	$181.17	$100.19
Hemscott Group Index	$100.00	$118.07	$120.60	$149.94	$163.30	$94.38
NASDAQ Market Index	$100.00	$100.44	$118.41	$122.81	$115.02	$76.35

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Year Ended March 31,
	2009 (1)	2008 (2)(4)	2007 (3)(4)	2006 (4)	2005 (4)
Net revenues	$289,763	$210,307	$192,551	$176,945	$115,755
Gross profit	52,806	38,926	37,149	32,996	22,142
Operating income	22,865	17,499	13,846	16,598	10,544
Income from continuing operations	11,435	16,007	8,612	9,041	5,976
Income (loss) from discontinued operations	(137)	6,977	2,414	592	2,006
Net income	11,298	22,984	11,026	9,633	7,982
Basic earnings per share:
Income from continuing operations (5)	$0.94	$1.57	$0.87	$0.92	$0.63
Income (loss) from discontinued operations (5)	(0.01)	0.68	0.24	0.06	0.21

Basic earnings per common share (5)	$0.93	$2.25	$1.11	$0.98	$0.84
Diluted earnings per common share:
Income from continuing operations (5)	$0.93	$1.52	$0.84	$0.89	$0.60
Income (loss) from discontinued operations (5)	(0.01)	0.66	0.24	0.06	0.20

Diluted earnings per common share (5)	$0.92	$2.18	$1.08	$0.95	$0.80
Weighted average shares outstanding – basic (5)	12,156	10,212	9,904	9,787	9,460
Weighted average shares outstanding – diluted (5)	12,355	10,520	10,221	10,105	9,919
Dividends declared per common share (5)	$0.20	$0.16	$0.12	$0.12	$0.03
Dividends paid	2,449	1,688	1,323	1,305	320
Working capital	13,531	18,517	15,832	19,571	17,178
Total assets	258,208	314,080	107,081	113,634	108,864
Short-term debt	10,002	10,003	5,150	5,876	7,122
Long-term debt	92,317	121,748	—	21,925	33,561
Stockholders’ equity	$103,032	$119,938	$64,423	$53,004	$43,097

1)	Fiscal 2009 results include a pre-tax charge of $2,553 ($1,634 after-tax) for expenses related to the closure of the Framingham manufacturing facility.
2)	Fiscal 2008 results include a pre-tax gain of $7,659 ($5,001 after-tax) on foreign currency forward contracts (included in income from continuing operations) and a pre-tax gain of $11,278 ($6,922 after-tax) from the sale of Quick Pak (included in income (loss) from discontinued operations).
3)	Fiscal 2007 results include $3,048 in pre-tax charges for expenses related to two potential acquisitions that were terminated during the third quarter 2007.
4)	Certain prior year amounts have been reclassified to conform to the current year presentation.
5)	All share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of acquisitions completed during recent fiscal years that would impact the comparability of the selected financial data noted above. On January 25, 2005, we acquired NSPG which included three label manufacturing plants in Wisconsin and Michigan. On February 29, 2008, we acquired Collotype which included seven label manufacturing plants in Australia, South Africa and the United States.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share data)

The following discussion and analysis should be read in conjunction with Multi-Color’s consolidated financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

The following table shows for the periods indicated, certain components of Multi-Color’s consolidated statements of income as a percentage of net revenues.

	Percentage of Net Revenues
	2009	2008	2007
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	81.8%	81.5%	80.7%

Gross profit	18.2%	18.5%	19.3%
Selling, general & administrative expenses	9.5%	10.2%	10.5%
Plant closure costs	0.9%	—	—
Acquisition expenses	—	—	1.6%

Operating income	7.8%	8.3%	7.2%
Interest expense	2.4%	0.4%	0.5%
Net gain on foreign currency forward contracts	—	(3.6)%	—
Other (income) expense, net	(0.1)%	(0.3)%	(0.2)%

Income from continuing operations before income tax	5.5%	11.8%	6.9%
Income tax expense	1.7%	4.2%	2.4%

Income from continuing operations	3.8%	7.6%	4.5%
Income from discontinued operations, net of tax	—	3.3%	1.2%

Net income	3.8%	10.9%	5.7%

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

In October 2007, we announced the expansion of our North American manufacturing operations with the purchase of two new presses for our newly acquired manufacturing facility in Batavia, Ohio. Our Troy and Batavia, Ohio plants were consolidated into this new facility to both reduce costs and provide needed capacity for long-term growth.

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

In January 2009, we announced plans to consolidate our heat transfer label (HTL) manufacturing business located in Framingham, Massachusetts into our other existing facilities. The transition began immediately, with final plant closure expected in August 2009. In connection with the closure of the Framingham facility, the Company recorded a total pre-tax charge of $2,553 during the fourth quarter period ending March 31, 2009, consisting of $1,407 in cash charges for employee severance and other termination benefits related to 62 associates and $1,146 in non-cash charges related to asset impairments.

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

During fiscal 2009, the Company achieved record revenues of $289.8 compared to $210.3 in the prior year. The increase in revenues was due to the Collotype acquisition completed in February 2008, which generated $106.4 million in revenues for the year. This increase was partially offset by a 9% reduction in North American organic revenues due to lower volumes as a result of the current recessionary impact on consumer spending.

Gross profit increased 36% or $13.9 million in 2009 compared to 2008 due to the Collotype acquisition, partially offset by the impact of the decrease in North American organic revenues and plant start-up costs incurred during the first half of the year for our new Batavia, Ohio manufacturing facility.

Operating income increased 31% to $22.9 million in 2009 primarily due to the acquisition of Collotype and lower SG&A costs due to cost reduction actions and lower incentive pay as a result of not meeting our financial targets.

The label markets we serve continue to experience a competitive environment and price pressures. We continually search for ways to reduce our costs through improved production and labor efficiencies, reduced substrate waste, new substrate options and lower substrate pricing.

We have continued to make progress in expanding our customer base and portfolio of products, services and manufacturing locations in order to address issues related to customer concentration. During 2009, 2008 and 2007, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 32%, 51% and 54%, respectively of the Company’s consolidated net revenues. Approximately 19%, 33% and 34% of sales in 2009, 2008 and 2007, respectively, were to the Procter & Gamble Company; approximately 13%, 18% and 20% of sales in 2009, 2008 and 2007, respectively, were to the Miller Brewing Company. Sales concentration with our major customers has been significantly reduced since we have added new customers and products with our acquisition of Collotype which has manufacturing operations in Australia, South Africa and California.

Our key objectives for fiscal year 2010 include winning new customers, growing with existing customers, improving our low cost manufacturing market position and selective acquisitions.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2009 AND MARCH 31, 2008

	2009	2008	$ Change	% Change
Net Revenues	$289,763	$210,307	$79,456	38%

The increase in revenues was due to the Collotype acquisition completed in February 2008, which generated $106.4 million in revenues in 2009 compared to $9.3 million in revenues for the year ended March 31, 2008. This increase was partially offset by a 9% reduction in North American organic revenues due to lower volumes as a result of the recessionary impact on consumer spending. 60% of the North American organic sales volume decline is attributable to our largest customer and the remaining 40% to our smaller regional customers.

	2009	2008	$ Change	% Change
Gross Profit	$52,806	$38,926	$13,880	36%
% of Net Revenues	18.2%	18.5%

Gross profit increased 36% or $13.9 million in 2009 compared to 2008 due to the Collotype acquisition, partially offset by the impact of the decrease in North American organic revenues and plant start-up costs incurred during the first half of the year for the new Batavia, Ohio manufacturing facility.

Selling, General & Administrative (SG&A), Plant Closure and Acquisition Expense

	2009	2008	$ Change	% Change
Selling, General & Administrative (SG&A) Expense	$27,196	$21,427	$5,769	27%
% of Net Revenues	9.5%	10.2%
Plant Closure Costs	$2,553	$—	$2,553	100%
% of Net Revenues	0.9%	N/A
Acquisition Expense	$192	$—	$192	100%
% of Net Revenues	—%	N/A

SG&A expenses increased $5.8 million due to comparable expenses from the Collotype acquisition. As a percent of sales, SG&A expenses were lower due to cost reduction actions and lower incentive pay as a result of not meeting our financial targets.

In connection with the closure of the Framingham facility, the Company recorded a charge in plant closure costs of $2.6 million consisting of $1.4 million in cash charges for employee severance and other termination benefits related to 62 associates and $1.2 million in non-cash charges related to asset impairments.

In the third quarter of fiscal 2009, negotiations were terminated related to a potential acquisition. As a result, we recorded a pre-tax charge of $192 related to legal and other transaction costs.

Interest, Net Gain on Foreign Currency Forward Contracts and Other (Income) Expense

	2009	2008	$ Change	% Change
Interest Expense	$6,841	$962	$5,879	NM
Net Gain on Foreign Currency Forward Contracts	$—	$(7,659)	$7,659	(100)%
Other (Income) Expense, net	$(378)	$(631)	$253	(40)%

Interest expense increased $5.9 million due to the debt incurred to finance the Collotype acquisition. During fiscal year 2009, the Company repaid $25 million or 19% of long-term debt due to strong cash flow and lower capital expenditures.

During 2008, the Company recorded $7.7 million of net gains on foreign currency forward contracts. The contracts were entered into in connection with the Collotype acquisition in order to purchase Australian dollars and were settled upon the completion of the acquisition in February 2008.

The decrease in other income was due primarily to lower investment income as a result of lower cash balances on hand during 2009.

	2009	2008	$ Change	% Change
Income Tax Expense	$4,967	$8,820	$(3,853)	(44)%

The Company’s effective tax rate was 30% in 2009 compared to 36% in 2008 due to income in lower tax jurisdictions and the finalization of the acquisition tax structure related to the Company’s international operations. The Company expects its annual effective tax rate to be approximately 30% in fiscal year 2010.

	2009	2008	$ Change	% Change
Income (Loss) from Discontinued Operations, Net of Tax	$(137)	$6,977	$(7,114)	NM

The sale of Quick Pak was completed in July 2007 and therefore, there were 3 months of operations included in 2008 as compared to no operations in fiscal 2009. In addition, the sale of Quick Pak resulted in an after-tax gain of approximately $6.9 million recorded during the second quarter of fiscal 2008. During fiscal year 2009, additional income tax expense was recorded related to the sale of Quick Pak.

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

Selling, General & Administrative (SG&A) and Acquisition Expense

	2008	2007	$ Change	% Change
Selling, General & Administrative Expense	$21,427	$20,255	$1,172	6%
% of Net Revenues	10.2%	10.5%
Acquisition Expense	$—	$3,048	$(3,048)	(100)%
% of Net Revenues	N/A	1.6%

SG&A expenses increased primarily due to the acquisition of Collotype in February 2008, while decreasing slightly as a percent of sales.

In the third quarter of 2007, negotiations were terminated related to two potential acquisitions. As a result, we recorded pre-tax charges totaling $3,048 related to accounting, legal, and investment bank fees and other transaction costs.

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

The increase in income tax expense is due to increased pre-tax earnings from continuing operations and a slight increase in the effective tax rate to 35.5% in 2008 as compared to 34.9% in 2007. The increase in effective tax rate was due to the expiration of the Research and Experimental Credit (R&D Credit) and the extra-territorial income exclusion benefits and an increase in state tax expense due to statutory changes, somewhat offset by an increase in the Section 199 benefit for domestic manufacturing operations.

	2008	2007	$ Change	% Change
Income from Discontinued Operations, Net of Tax	$6,977	$2,414	$4,563	NM

The sale of Quick Pak was completed on July 2, 2007 and therefore there were three months of operations included in 2008 as compared to a full year of operations in 2007. In addition, the sale of Quick Pak resulted in an after-tax gain of approximately $6.9 million recorded during the second quarter of fiscal 2008.

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

Accounts Receivable

Our customers are primarily major consumer product and wine and spirit companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age and specific individual risks identified. Losses may also depend to some degree on current and future economic conditions. Although future conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal 2010. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the Company’s operating results and cash flows.

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

In accordance with FIN 48, the benefits of tax positions will not be recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of the benefit that is cumulatively greater than a 50% likelihood of being realized.

The Company adopted FIN 48 as of April 1, 2007 (see Note 13 to the Company’s Consolidated Financial Statements).

Liquidity and Capital Resources

Net cash flows from operating activities in 2009 were $27,906, an increase of $16,129 compared to the $11,777 provided by operating activities in 2008. The increase was due to cash generated from earnings, a decrease in accounts receivable and inventories and lower income tax payments. Net cash flows from operating activities in 2008 were $11,777, a decrease of $13,501 compared to the $25,278 provided by operating activities in 2007. The decrease resulted primarily from significant income tax payments related to the gain on the sale of Quick Pak and lower deferred income taxes.

Net cash flows used in investing activities were $2,236 in 2009, $112,410 in 2008 and $1,013 in 2007. The investing activities in 2009 include capital expenditures of $10 million, partially offset by refunds from equipment deposits and proceeds from the sale of property plant and equipment. The investing activities in 2008 included the acquisition of Collotype and capital expenditures and equipment deposits relating to the Batavia, Ohio manufacturing facility expansion partially offset by proceeds from the sale of Quick Pak and proceeds on the settlement of foreign currency forward contracts.

Capital expenditures of $9,968 in 2009 and $19,315 in 2008 were funded primarily through cash received from the sale of Quick Pak in 2008 and cash flow from operations. Capital expenditures in 2009 and 2008 related primarily to the Batavia, Ohio manufacturing facility expansion.

Cash used in financing activities in 2009 was $26,241 compared to cash provided by financing activities of $99,379 in 2008. During 2009, net debt payments were $25,017 compared to net proceeds from the issuance of debt primarily related to the Collotype acquisition of $101,062 in 2008.

On February 29, 2008 and in connection with the Collotype acquisition (see Note 3 to the Company’s Consolidated Financial Statements), the Company executed a new five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility) that expires in 2013. The new Credit Facility contains an election to increase the facility by up to an additional $50 million and the Company terminated its previous $50 million credit facility. At March 31, 2009, the aggregate principal amount of $190 million is available under the Credit Facility through: (i) a $110 million five-year revolving credit facility (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40 million five-year revolving credit facility (“Australian Sub-Facility”); and (iii) a $40 million term loan facility (“Term Loan Facility”) which amortizes $10 million per year.

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

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants. The Credit Facility requires Multi-Color to maintain the following financial covenants: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.75 to 1.00, stepping down to 3.25 to 1.00 from June 30, 2009 to September 30, 2010 and to 3.00 to 1.00 thereafter; and (iii) a minimum consolidated interest charge coverage ratio of 3.50 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by capital stock of subsidiaries, intercompany debt and the Company’s property and assets, but excluding real property.

In April 2008, the Company entered into two interest rate swap agreements to manage its exposure to interest rate fluctuations on variable debt (See Note 10). The interest rate swaps cover a portion of the debt under the Term Loan Facility and U.S. Revolving Credit Facility. At March 31, 2009, the interest rate swaps resulted in interest payments based on a fixed rate ranging from 4.42% to 4.83%.

Available borrowings under the Credit Facility at March 31, 2009 consisted of $57,000 under the U.S. Revolving Credit Facility and $30,684 under the Australian Sub-Facility.

We believe that we have both sufficient short and long-term liquidity and financing. We had a working capital position of $13,531 at March 31, 2009 and we were in compliance with our loan covenants and current in our principal and interest payments on all debt.

The following table summarizes the Company’s contractual obligations as of March 31, 2009:

(in thousands)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$102,319	$10,002	$10,000	$10,000	$72,317	$—	$—
Interest on long-term debt (1)	15,751	4,779	4,315	3,767	2,890	—	—
Rent due under operating leases	24,011	3,850	3,464	3,174	3,065	3,090	7,368
Unconditional purchase obligations	1,056	1,000	56	—	—	—	—
Pension and post retirement obligations	729	13	24	36	60	49	547
Deferred compensation (2)	683	—	—	402	—	—	281
Unrecognized tax benefits (3)	—	—	—	—	—	—	—

Total contractual cash obligations	$144,549	$19,644	$17,859	$17,379	$78,332	$3,139	$8,196

1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of March 31, 2009.
2)	The more than 5 years column includes $281 of deferred compensation obligations as the timing of such payments are not determinable (See Note 11)
3)	The table excludes $3,821 in liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Inflation

We do not believe that our operations have been materially affected by inflation. Inflationary price increases for raw materials could adversely impact our sales and profitability in the future.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Statement of Financial Accounting Standards (SFAS) No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (FSP SFAS 141(R)-1). FSP SFAS 141(R)–1 amends and clarifies SFAS No. 141(R), to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141(R)-1 is effective for the first annual reporting period on or after December 31, 2008, which for the Company is April 1, 2009, and early adoption is not permitted.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP is effective prospectively for fiscal years beginning after December 15, 2008, which for the Company is April 1, 2009. The Company is currently assessing the impact of this FSP.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 which for the Company was January 1, 2009. The pronouncement did not have a material impact on the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the way companies account for business combinations and will generally require assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. The impact will depend on the number and size of future acquisition transactions, if any, engaged in by the Company. This accounting standard is effective for fiscal years beginning after December 15, 2008, which for the Company is April 1, 2009, and early adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No.51 (SFAS 160). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which for the Company is April 1, 2009, and early adoption is not permitted. This pronouncement will not have a material impact on the Company.

See Note 20 for additional information on new accounting pronouncements related to fair value measurements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Multi-Color does not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed to variable-rate debt ratio or to manage foreign currency exchange rate volatility.

Multi-Color is exposed to market risks from changes in interest rates on certain of its outstanding debt. The outstanding loan balance under our bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Australia. In April 2008, the Company entered into two interest rate swaps (“Swaps”), a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in our Credit Facility ranging from 0.75% to 2.00% based on the Company’s leverage ratio (see Note 10 to the Company’s Consolidated Financial Statements). Based on the outstanding debt at March 31, 2009, a 100 basis point change in the interest rate would change interest expense by approximately $303 annually.

Foreign currency exchange risk arises from our Collotype operations in Australia and South Africa as well as from transactions with customers or suppliers denominated in foreign currencies. The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. The Company did not have a significant foreign exchange risk prior to the Collotype acquisition. During fiscal 2009, the Company recorded an unrealized foreign currency translation loss of $26,563 in other comprehensive earnings as a result of movements in foreign currency exchange rates related to the Australian Dollar and South African Rand. See Notes 2 and 19 to the Company’s Consolidated Financial Statements.

In December 2007, the Company entered into forward currency contracts to fix the U.S. dollar value of the pending Collotype acquisition, which was denominated in Australian dollars. These forward currency contracts did not qualify as hedges for accounting purposes since they were related to an anticipated business combination and therefore, any change in fair value was recorded in earnings. Through settlement of these contracts at the acquisition closing date, including renewal of contracts that settled prior to the acquisition closing date, the Company realized net gains of $7,659.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Multi-Color Corporation (the Company) is responsible for the preparation and accuracy of the financial statements and other information included in this report. The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including Multi-Color’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2009, based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on the Company’s evaluation, management concluded that internal control over financial reporting was effective as of March 31, 2009. The Company’s internal control over financial reporting as of March 31, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is presented in these financial statements on page 22.

June 5, 2009

/s/ Francis D. Gerace
Francis D. Gerace
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President Finance and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As noted in Note 20, the Company adopted SFAS No. 157, Fair Value Measurements, effective April 1, 2008. Also as noted in Note 12, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), effective March 31, 2007 and March 31, 2009. Also as noted in Note 13, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, effective April 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Multi-Color Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 5, 2009 expressed an unqualified opinion on the effectiveness of Multi-Color Corporation’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

June 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

We have audited Multi-Color Corporation’s (an Ohio Corporation) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Multi-Color Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Multi-Color Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Multi-Color Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Multi-Color Corporation and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2009 and our report dated June 5, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

June 5, 2009

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31

(In thousands, except per share data)

	2009	2008	2007
Net revenues	$289,763	$210,307	$192,551
Cost of revenues	236,957	171,381	155,402

Gross profit	52,806	38,926	37,149
Selling, general and administrative expenses	27,196	21,427	20,255
Plant closure costs	2,553	—	—
Acquisition expenses	192	—	3,048

Operating income	22,865	17,499	13,846
Interest expense	6,841	962	1,036
Net gain on foreign currency forward contracts	—	(7,659)	—
Other (income) expense, net	(378)	(631)	(427)

Income from continuing operations before income taxes	16,402	24,827	13,237
Income tax expense	4,967	8,820	4,625

Income from continuing operations	11,435	16,007	8,612
Income (loss) from discontinued operations, net of tax	(137)	6,977	2,414

Net income	$11,298	$22,984	$11,026

Weighted average shares and equivalents outstanding:
Basic	12,156	10,212	9,904
Diluted	12,355	10,520	10,221

Basic earnings per common share:
Income from continuing operations	$0.94	$1.57	$0.87
Income (loss) from discontinued operations	$(0.01)	$0.68	$0.24

Basic earnings per common share	$0.93	$2.25	$1.11

Diluted earnings per common share:
Income from continuing operations	$0.93	$1.52	$0.84
Income (loss) from discontinued operations	$(0.01)	$0.66	$0.24

Diluted earnings per common share	$0.92	$2.18	$1.08

The accompanying notes are an integral part of the consolidated financial statements.

All share and per share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

CONSOLIDATED BALANCE SHEETS

As of March 31

(In thousands, except per share data)

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,194	$4,264
Accounts receivable, net	29,982	38,349
Inventories	17,539	21,945
Deferred tax asset	1,714	1,978
Equipment deposits	—	4,413
Prepaid expenses and other	3,623	1,279

Total current assets	56,052	72,228
Assets held for sale	700	2,281
Property, plant and equipment, net	86,329	100,838
Goodwill	96,729	116,644
Intangible assets, net	15,710	20,535
Deferred financing fees and other	804	1,158
Deferred tax asset	1,884	396

Total assets	$258,208	$314,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,002	$10,003
Accounts payable	22,820	28,709
Accrued income taxes	774	4,167
Accrued and other liabilities	2,901	2,470
Accrued payroll and benefits	6,024	8,362

Total current liabilities	42,521	53,711
Long-term debt	92,317	121,748
Deferred tax liability	9,045	12,489
Other liabilities	11,293	6,194

Total liabilities	155,176	194,142
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 12,342 and 12,165 shares issued and outstanding at March 31, 2009 and 2008, respectively	575	557
Paid-in capital	63,634	58,967
Treasury stock, 32 and 29 shares at cost at March 31, 2009 and 2008, respectively	(180)	(119)
Restricted stock	(2,904)	(1,301)
Retained earnings	75,680	66,835
Accumulated other comprehensive income (loss)	(33,773)	(5,001)

Total stockholders’ equity	103,032	119,938

Total liabilities and stockholders’ equity	$258,208	$314,080

The accompanying notes are an integral part of the consolidated financial statements.

All share and per share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007, except for the Treasury Stock.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Paid-In Capital	Treasury Stock	Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares Issued	Amount
March 31, 2006	9,891	$334	$16,319	$(119)	$—	$36,047	$423	$53,004
Adjustment to initially adopt SFAS 158, net of tax of $83							(132)	(132)

Balance at April 1, 2006	9,891	$334	$16,319	$(119)	$—	$36,047	$291	$52,872
Net income						11,026		11,026
Issuance of common stock	127	6	917					923
Excess tax benefit from stock based compensation			610					610
Restricted stock grant		1	299		(300)			—
Share-based compensation			768		50			818
Additional minimum pension liability adjustment, net of tax of $52							(64)	(64)
Common stock dividends						(1,323)		(1,323)
Unrealized loss on interest rate swaps, net of tax of $162							(259)	(259)
Reclassification of net unrealized gain from interest rate swaps into net income							(180)	(180)

March 31, 2007	10,018	$341	$18,913	$(119)	$(250)	$45,750	$(212)	$64,423
Adoption of FIN 48 on April 1, 2007						(211)		(211)

Balance at April 1, 2007	10,018	$341	$18,913	$(119)	$(250)	$45,539	$(212)	$64,212
Net income						22,984		22,984
Issuance of common stock – Collotype acquisition	2,026	203	36,397					36,600
Issuance of common stock – other	150	9	895					904
Excess tax benefit from stock based compensation			494					494
Restricted stock grant		4	1,406		(1,410)			—
Share-based compensation			862		359			1,221
Additional minimum pension liability adjustment, net of tax of $43							69	69
Common stock dividends						(1,688)		(1,688)
Unrealized foreign currency translation loss							(4,858)	(4,858)

March 31, 2008	12,194	$557	$58,967	$(119)	$(1,301)	$66,835	$(5,001)	$119,938
Adoption of SFAS 158 on April 1, 2008						(4)		(4)

Balance at April 1, 2008	12,194	$557	$58,967	$(119)	$(1,301)	$66,831	$(5,001)	$119,934
Net income						11,298		11,298
Issuance of common stock	180	8	1,037					1,045
Excess tax benefit from stock based compensation			216					216
Restricted stock grant		10	2,490		(2,500)			—
Share-based compensation			924		897			1,821
Additional minimum pension liability adjustment, net of tax of $108							(184)	(184)
Shares acquired under employee plans				(61)				(61)
Common stock dividends						(2,449)		(2,449)
Unrealized loss on interest rate swaps, net of tax of $1,312							(2,025)	(2,025)
Unrealized foreign currency translation loss							(26,563)	(26,563)

March 31, 2009	12,374	$575	$63,634	$(180)	$(2,904)	$75,680	$(33,773)	$103,032

The accompanying notes are an integral part of the consolidated financial statements.

All share and per share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31

(In thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,298	$22,984	$11,026
Less income (loss) from discontinued operations	(137)	6,977	2,414

Income from continuing operations	11,435	16,007	8,612
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	11,216	5,969	5,524
Amortization	1,831	608	469
Gain on interest rate swap termination	—	—	(219)
Gain on foreign currency forward contracts	—	(7,659)	—
Net (gain) loss on disposal of equipment	(261)	21	92
Increase in non-current deferred compensation	105	178	63
Stock based compensation expense	1,821	1,221	818
Excess tax benefit from stock based compensation	(216)	(494)	(610)
Impairment loss on long-lived assets	1,372	—	21
Deferred taxes, net	7	(1,852)	1,310
Net (increase) decrease in accounts receivable	5,954	2,056	(661)
Net (increase) decrease in inventories	2,495	(1,249)	2,220
Net (increase) decrease in prepaid expenses and other	(2,272)	89	1,871
Net (increase) decrease in accounts payable	(2,328)	322	1,469
Net (increase) decrease in accrued and other liabilities	(3,126)	1,105	(114)
Other	(127)	146	—

Net cash provided by continuing operating activities	27,906	16,468	20,865
Net cash provided by (used in) discontinued operating activities	—	(4,691)	4,413

Net cash provided by operating activities	27,906	11,777	25,278
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,968)	(19,315)	(2,552)
Acquisition of business, net of cash acquired	—	(115,667)	—
Proceeds from foreign currency forward contracts	—	7,659	—
Short-term refunds (deposits) on equipment	6,003	(4,413)	—
Proceeds from sale of plant and equipment	1,729	158	4
Refund on acquisition purchase price	—	—	1,666

Net cash used in continuing investing activities	(2,236)	(131,578)	(882)
Net cash provided by (used in) discontinued investing activities	—	19,168	(131)

Net cash used in investing activities	(2,236)	(112,410)	(1,013)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	55,100	66,000	2,000
Payments under revolving line of credit	(70,117)	(9,725)	(2,000)
Repayment of long-term debt	(10,000)	(5,213)	(22,651)
Proceeds from issuance of common stock	1,045	902	1,533
Proceeds from issuance of debt	—	50,000	—
Proceeds from interest rate swap termination	—	—	180
Excess tax benefit from stock based compensation	216	494	610
Dividends paid	(2,449)	(1,688)	(1,323)
Debt issuance costs	(36)	(1,391)	—

Net cash provided by (used in) continuing financing activities	(26,241)	99,379	(21,651)
Net cash provided by (used in) discontinued financing activities	—	—	—

Net cash provided by (used in) financing activities	(26,241)	99,379	(21,651)
Effect of exchange rate changes on cash	(499)	(275)	—

Net increase (decrease) in cash	(1,070)	(1,529)	2,614
Cash and cash equivalents, beginning of the year	4,264	5,793	3,179

Cash and cash equivalents, end of year	$3,194	$4,264	$5,793

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)	THE COMPANY

Multi-Color Corporation (the Company), headquartered in Sharonville, Ohio, supplies a complete line of label solutions, offering a variety of technical and graphic services and engravings to consumer product and food and beverage companies, retailers and container manufacturers worldwide. The Company has manufacturing facilities located in North America, Australia and South Africa.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

References to 2009, 2008 and 2007 are for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year classifications.

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

Cash and Cash Equivalents

The Company records all highly liquid short-term investments with maturities of three months or less as cash equivalents. At March 31, 2009 and 2008, the Company had cash in foreign bank accounts of $2,824 and $1,989, respectively.

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

Earnings per Common Share

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 628 and 54 stock options and restricted shares in the twelve months ended March 31, 2009 and 2008, respectively, from the computation of diluted EPS because these options would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	2009		2008		2007
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	12,156	$0.93	10,212	$2.25	9,904	$1.11
Effect of dilutive stock options and restricted shares	199	(0.01)	308	(0.07)	317	(0.03)

Diluted EPS	12,355	$0.92	10,520	$2.18	10,221	$1.08

Advertising Costs

Advertising costs are charged to expense as incurred and were minimal in 2009, 2008 and 2007.

Research and Development Costs

Research and development costs are charged to expense as incurred and were $3,426, $3,165 and $3,094 in 2009, 2008 and 2007, respectively.

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

The Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157) on April 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any additional fair value measurements. The adoption of this portion of SFAS 157 did not have a material impact on the Company’s financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements, SFAS 157 provides a fair value estimating three-level hierarchy that prioritizes the use of observable inputs. The three levels are:

Level 1 - Quoted market prices in active markets for identical assets and liabilities

Level 2 - Observable inputs other than quoted market prices in active markets for identical assets and liabilities

Level 3 - Unobservable inputs

The determination of where an asset or liability falls in the hierarchy requires significant judgment.

The Company has two interest rate swaps, a $40,000 non-amortizing swap and a $40,000 amortizing swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in other comprehensive earnings.

Foreign Exchange

The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of stockholders’ equity and were losses of $26,563 and $4,858 during fiscal 2009 and 2008, respectively (See Note 19).

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

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Statement of Financial Accounting Standards (SFAS) No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies (FSP SFAS 141(R)-1). FSP SFAS 141(R)–1 amends and clarifies SFAS No. 141(R), to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141(R)-1 is effective for the first annual reporting period on or after December 31, 2008, which for the Company is April 1, 2009, and early adoption is not permitted.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP is effective prospectively for fiscal years beginning after December 15, 2008, which for the Company is April 1, 2009. The Company is currently assessing the impact of this FSP.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 which for the Company was January 1, 2009. The pronouncement did not have a material impact on the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R significantly changes the way companies account for business combinations and will generally require assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under SFAS 141R, legal fees and other transaction-related costs are expensed as incurred and are no longer included as a cost of acquiring the business. SFAS 141R also requires, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, will be recognized separately from the business acquisition. The impact will depend on the number and size of future acquisition transactions, if any, engaged in by the Company. This accounting standard is effective for fiscal years beginning after December 15, 2008, which for the Company is April 1, 2009, and early adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No.51 (SFAS 160). SFAS 160 requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which for the Company is April 1, 2009, and early adoption is not permitted. This pronouncement will not have a material impact on the Company.

See Note 20 for additional information on new accounting pronouncements related to fair value measurements.

(3)	ACQUISITIONS

On February 29, 2008, the Company acquired 100% of Collotype which provided the Company with a broader international operating footprint to better serve its existing and acquired customers and an expanded ability to attract new international customers. The results of Collotype’s operations were included in the Company’s consolidated financial statements beginning March 1, 2008.

The purchase price for Collotype, excluding $16,642 of assumed net debt, was based on a multiple of earnings and consisted of the following:

Cash	$122,725
Stock	36,600
Acquisition-related expenses	4,216

Total purchase price	$163,541

The value of the 2,026 common shares issued in the acquisition was determined based on estimated fair value.

The cash portion of the purchase price was funded through $115,000 of borrowings under the Company’s new credit facility with the remainder from available cash at the closing date. Assumed net debt included $26,503 of bank debt less $9,861 of cash acquired. The purchase agreement included an additional contingent payment of up to AUD $10,000 if Collotype achieved specified operating profit targets for the twelve months ended June 30, 2008. Collotype did not achieve the minimum operating profit targets and therefore, no contingent payment was made. At March 31, 2009, $713 was in an escrow account pending resolution of various contingencies primarily related to income taxes for pre-acquisition activities of Collotype. Any return of escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price.

The determination of the allocation of the purchase price to specific assets acquired and liabilities assumed was finalized during the fourth quarter of fiscal 2009. There were not any substantial changes to the preliminary purchase price or related allocation. Based on fair value estimates, the purchase price has been allocated to individual assets acquired and liabilities assumed as follows:

Assets Acquired:
Accounts receivable	$19,181
Inventories	7,343
Property, plant and equipment	44,429
Intangible assets	20,100
Goodwill	112,208
Deferred tax assets	2,118
Other assets	127

Total assets	$205,506

Liabilities Assumed:
Debt, less cash acquired	16,642
Accounts payable	12,411
Accrued income taxes payable	2,318
Accrued and other liabilities	7,449
Deferred tax liabilities	3,145

Total liabilities	41,965

Net assets acquired	$163,541

The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

Customer relationships	$18,500	7 to 14 years
Technologies	1,600	7 to 8 years

Total identifiable intangibles	$20,100

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

	Years Ended March 31,
	2008	2007
Net revenues	$318,603	$291,252
Income from continuing operations	17,902	8,118
Net income	24,879	10,532

Diluted earnings per share:
Income from continuing operations	$1.45	$0.66
Income from discontinued operations	0.56	0.20

Net income	$2.01	$0.86

In December 2007, the Company entered into forward currency contracts to fix the U.S. dollar value of the pending Collotype acquisition, which was denominated in Australian dollars. These forward currency contracts did not qualify as hedges for accounting purposes since they related to an anticipated business combination and therefore, any change in fair value was recorded in earnings. Through expiration of these contracts at the closing date, including renewal of contracts that expired prior to the closing date, the Company realized net gains of $7,659 during fiscal year 2008.

In November 2006 and January 2007, negotiations related to two potential significant acquisitions were terminated. As a result, the Company recorded pre-tax charges totaling $3,048 during fiscal 2007 related to accounting, legal, and investment banking fees and other transaction costs.

(4)	DISCONTINUED OPERATIONS

In June 2007, the Company entered into a definitive agreement to sell its Packaging Services division, Quick Pak, for $19,200 in cash. The transaction closed on July 2, 2007, and accordingly, the Company recorded an after-tax gain on the sale of $6,922 in the quarter ended September 30, 2007. In accordance with the provisions of SFAS No. 144, the results of Quick Pak are presented as discontinued operations for all periods in the consolidated financial statements and the Company no longer reports any segment results. The Company allocated general corporate interest expenses based on budgeted cost of goods sold. The amount of interest expense allocated to Quick Pak for fiscal 2008 and 2007 was $9 and $115, respectively.

Operating results of discontinued operations are as follows:

	Year Ended March 31,
	2009	2008	2007
Revenues	$—	$3,988	$30,379

Income (loss) from discontinued operations:
Gain on sale, before taxes	$—	$11,269	$—
Income (loss) from discontinued operations, before taxes	(212)	(83)	3,758

Total income (loss) from discontinued operations, before taxes	(212)	11,186	3,758
Income tax expense (benefit)	(75)	4,209	1,344

Income (loss) from discontinued operations	$(137)	$6,977	$2,414

(5)	ACCOUNTS RECEIVABLE ALLOWANCE

The Company’s customers are primarily major consumer product and wine and spirit companies and container manufacturers, and accounts receivable consist of amounts due in connection with normal business activities. The Company records an allowance for doubtful accounts to reflect the estimated losses of accounts receivable based on past collection history, age and specific individual risks identified. The following table summarizes the activity in the allowance for doubtful accounts for 2009 and 2008:

	2009	2008
Balance at beginning of year	$479	$546
Acquisition of Collotype	—	144
Provision	368	51
Accounts written-off	(183)	(262)
Foreign exchange	(30)	—

Balance at end of year	$634	$479

(6) INVENTORIES Inventories as of March 31 consisted of the following:
	2009	2008
Finished goods	$10,957	$14,236
Work-in-process	2,330	3,385
Raw materials	4,997	5,565

	18,284	23,186
Inventory reserves	(745)	(1,241)

	$17,539	$21,945

(7) PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment consisted of the following as of March 31:
	2009	2008
Land and buildings	$21,110	$18,451
Machinery and equipment	98,213	104,491
Furniture, fixtures, computer equipment and software	12,983	10,390
Construction in progress	1,650	8,128

	133,956	141,460
Accumulated depreciation	(47,627)	(40,622)

	$86,329	$100,838

(8)	GOODWILL AND INTANGIBLE ASSETS

Goodwill movements consisted of:

Balance at March 31, 2007	$7,259
Acquisition of Collotype	113,114
Foreign exchange	(3,729)

Balance at March 31, 2008	$116,644
Acquisition of Collotype	(906)
Foreign exchange	(19,009)

Balance at March 31, 2009	$96,729

Intangible assets consisted of the following:

	Customer Relationships		Technology		Total
	2009	2008	2009	2008	2009	2008
Intangibles – at cost	$20,822	$2,862	$1,548	$—	$22,370	$2,862
Acquisition of Collotype	—	18,500	—	1,600	—	20,100
Foreign exchange	(2,757)	(540)	(237)	(52)	(2,994)	(592)

	18,065	20,822	1,311	1,548	19,376	22,370
Accumulated amortization	(3,447)	(1,818)	(219)	(17)	(3,666)	(1,835)

Net intangibles	$14,618	$19,004	$1,092	$1,531	$15,710	$20,535

The intangible assets were established in connection with completed acquisitions and are amortized over their remaining useful lives using the straight-line method which estimates the economic benefit (see Note 3 to the Consolidated Financial Statements). The weighted average amortization period for these assets is 11 years. Total amortization expense for 2009, 2008 and 2007 was $1,831, $608 and $469, respectively.

The annual estimated amortization expense for future years is as follows:

2010	$1,624
2011	1,624
2012	1,624
2013	1,583
2014	1,399
Thereafter	7,856

Total	$15,710

(9)	DEBT

The components of the Company’s debt consisted of the following as of March 31:

	2009	2008
U.S. Revolving Credit Facility, 2.47% and 4.70% weighted variable interest rate at March 31, 2009 and 2008, respectively, due in 2013	$53,000	$60,000
Australian Sub-Facility, 4.65% and 9.73% variable interest rate at March 31, 2009 and 2008, respectively, due in 2013	9,317	21,744
Term Loan Facility, 2.60% and 4.70% variable interest rate at March 31, 2009 and 2008, respectively, due in quarterly installments of $2,500 from 2009 to 2013	40,000	50,000
Capital leases	2	7

	102,319	131,751
Less current portion of debt	(10,002)	(10,003)

	$92,317	$121,748

The following is a schedule of future annual principal payments as of March 31, 2009:

2010	$10,002
2011	10,000
2012	10,000
2013	72,317

Total	$102,319

On February 29, 2008 and in connection with the Collotype acquisition (see Note 3 to the Company’s Consolidated Financial Statements), the Company executed a new five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility) that expires in 2013. The new Credit Facility contains an election to increase the facility by up to an additional $50 million and the Company terminated its previous $50 million credit facility. At March 31, 2009, the aggregate principal amount of $190 million is available under the Credit Facility through: (i) a $110 million five-year revolving credit facility (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40 million five-year revolving credit facility (“Australian Sub-Facility”); and (iii) a $40 million term loan facility (“Term Loan Facility”), which amortizes $10 million per year.

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

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which requires the Company to maintain the following financial covenants: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.75 to 1.00, stepping down to 3.25 to 1.00 from June 30, 2009 to September 30, 2010 and to 3.00 to 1.00 thereafter and (iii) a minimum consolidated interest charge coverage ratio of 3.50 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property.

Available borrowings under the Credit Facility at March 31, 2009 consisted of $57,000 under the U.S. Revolving Credit Facility and $30,684 under the Australian Sub-Facility. At March 31, 2009, the Company had one outstanding letter of credit totaling 622 Euros for the purchase of equipment.

(10)	INTEREST RATE SWAPS

Historically, the Company has used interest rate swap contracts (Swaps) in order to manage its exposure to interest rate fluctuations under variable rate borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties. The Swaps have been designated as cash flow hedges, with the effective portion of the gains and losses, net of tax, recorded in accumulated other comprehensive income.

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 0.75% to 2.00% based on the Company’s leverage ratio. The fixed interest rates at March 31, 2009 were 4.42% and 4.83% on the amortizing and non-amortizing Swaps, respectively. The balance of the amortizing Swap was $32,000 at March 31, 2009.

The Swaps were designated as highly effective cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in other comprehensive earnings and are measured on an ongoing basis. At March 31, 2009, the fair value of the Swaps was a net liability of $3,337 and was included in other liabilities on the consolidated balance sheet.

During the year ended March 31, 2007, the Company prepaid the remaining balance of the then existing Term Loan and the Non-Revolver and terminated the related Swap realizing a gain of $219 and cash proceeds of $180. The gain on the termination of the Swaps was recorded in other income.

(11)	DEFERRED COMPENSATION AGREEMENTS

The Company has entered into deferred compensation agreements with certain officers and employees under its 1999 Executive Deferred Compensation Plan, whereby participants may elect to defer a portion of their annual income and also receive an annual Company contribution credit based on a percentage (8% for 2009, 2008 and 2007) of such participant’s base compensation. Amounts due under such agreements are classified as long-term liabilities except for payments that are expected to be made within one year. At March 31, 2009, $683 was classified as long-term; at March 31, 2008, $213 was classified as current and $653 was classified as long-term. Such amounts are payable, in general and subject to the terms of the Plan, at the later of the attainment of retirement age (60) or termination of employment. Interest on the deferred amounts, which is included in the balances due, was accrued at 7.25%, 10.25% and 9.75% in 2009, 2008 and 2007, respectively. The expense recognized under the Plan in 2009, 2008 and 2007 was $105, $178 and $155, respectively.

(12)	EMPLOYEE BENEFIT PLANS

The Company maintains 401K retirement savings plans (Plans) for U.S. employees who meet certain service requirements. The Plans provide for voluntary contributions by eligible U.S. employees up to a specified maximum percentage of gross pay. At the discretion of the Company’s Board of Directors, the Company may contribute a specified matching percentage of the employee contributions. The Company also makes contributions to various retirement savings plans for Australian employees as required by law equal to 9% of gross pay, and for South African employees under a voluntary plan equal to 8% of gross pay. Company contributions to all retirement savings plans were $2,183, $1,073 and $719 in 2009, 2008 and 2007, respectively.

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

In September 2006, the FASB issued SFAS 158, Employer’s Accounting for Defined Benefit and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires the Company to recognize the over-funded or under-funded status of its Pension Plan and Health Plan, with changes in the funded status recognized as a separate component to stockholders’ equity. The Company adopted SFAS 158 on March 31, 2007 which increased the Company’s accrued health plan liability by $215 and deferred tax asset by $83. However, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for fiscal years ending after December 31, 2008 and therefore the Company changed its measurement date to correspond to its fiscal year end for the year ended March 31, 2009.

The Company used a March 31 measurement date for the Pension Plan and Health Plan in 2009, and a December 31 measurement date for the Pension Plan and Health Plan in 2008 and 2007. Reconciliation of the Plans’ funded status and obligations as of March 31, 2009 and 2008 consisted of the following:

	Pension Plan
	2009	2008	2007
Net periodic cost components
Service cost	$25	$27	$23
Interest cost	73	69	60
Actual (return) or loss on plan assets	332	(32)	(107)
Recognized net actuarial gain or (loss)	(419)	(52)	26
Amortization of net actuarial loss	4	1	—

Net periodic pension cost	$15	$13	$2

	Health Plan
	2009	2008	2007
Net periodic cost components
Service cost	$33	$28	$27
Interest cost	39	32	32
Actual (return) or loss on plan assets	—	—	—
Recognized net actuarial gain or (loss)	—	—	—
Amortization of net actuarial loss	1	7	11

Net periodic pension cost	$73	$67	$70

	Pension Plan		Health Plan
	2009	2008	2009	2008
Change in benefit obligation
Projected benefit obligation at beginning of year	$1,284	$1,201	$540	$568
Service cost	32	27	33	28
Interest cost	92	69	39	32
Plan participants’ contributions	—	—	6	11
Actuarial loss/(gain)	(66)	(13)	(77)	(77)
Benefits paid	—	—	(12)	(22)

Projected benefit obligation at end of year	$1,342	$1,284	$529	$540

Change in plan assets
Fair value of plan assets at beginning of year	$1,093	$1,061	$—	$—
Actual return on plan assets	(332)	32	—	—
Employer contributions	—	—	6	11
Plan participants’ contributions	—	—	6	11
Benefits paid	—	—	(12)	(22)

Fair value of plan assets at end of year	$761	$1,093	$—	$—

Reconciliation of funded status
Funded status	$(581)	$(191)	$(529)	$(540)
Unrecognized net actuarial loss/(gain)	—	—	(6)	(11)
Employer contributions	—	—	6	11

Accrued cost at end of year	$(581)	$(191)	$(529)	$(540)

Weighted average assumptions
Discount rate – net periodic cost	5.75%	5.75%	5.75%	5.75%
Discount rate – projected benefit obligation	6.00%	5.75%	6.00%	5.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	—	—

Rate of compensation increases are not applicable as a result of flat benefit formulas. The discount rate and rate of return were selected based upon current market conditions, Company experience and future expectations. The amount expected to be amortized from accumulated other comprehensive earnings and expected to be included net periodic pension cost during the next twelve months is less than $50. The liability for the unfunded status of the Pension Plan and Health Plan was classified as long-term in other liabilities on the Company’s Consolidated Balance Sheet.

Pension Plan assets consist primarily of listed equity and debt securities. Below are the weighted average asset allocations by category at March 31, 2009 and 2008, and the target allocations for 2010:

Asset category	2009	2008	Target % 2010
Equity securities	55%	64%	50-60%
Debt securities	16%	16%	10-20%
Real estate	0%	0%	0-10%
Other	29%	20%	20-30%

Total	100%	100%	100%

Assumed health care cost trend rates have a significant effect on the amounts reported for the Health Plan. The health care cost trend rate assumed in measuring the Health Plan benefit obligation is 8% gradually decreasing to 4% in 2013 and thereafter. A one percentage point change in these assumed rates would increase the post retirement obligation by $58 or decrease the post retirement obligation by $52.

The Health Plan has no assets and the Company pays the benefits as incurred. The Company expects to pay $13 to the Pension Plan and does not expect to pay any benefits to the Health Plan in 2010. Benefits expected to be paid from these plans in the future are as follows:

	Pension Plan	Health Plan
2010	$13	$—
2011	13	11
2012	13	23
2013	12	48
2014	12	37
2015-2018	$282	$265

(13)	INCOME TAXES

The provision (benefit) for income taxes includes the following components:

	2009	2008	2007
Currently payable
Federal	$2,226	$8,275	$2,797
State and local	1,015	1,778	536
Foreign	1,338	32	—

	$4,579	$10,085	$3,333

Deferred
Federal	947	(983)	1,144
State and local	110	(144)	148
Foreign	(669)	(138)	—

	388	(1,265)	1,292

	$4,967	$8,820	$4,625

The following is a reconciliation between the U.S. statutory federal income tax rate and the effective tax rate:

	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.5%	3.2%	2.9%
Research and development tax credit	(0.2)%	—	(1.2)%
Section 199 deduction	(0.8)%	(1.9)%	(0.7)%
International rate differential	(2.1)%	0.1%	—
FIN 48 activity	3.5%	(0.8)%	—
Foreign permanent differences	(8.8)%	—	—
Other	2.2%	(0.1)%	(1.1)%

Effective tax rate	30.3%	35.5%	34.9%

The net deferred tax components consisted of the following at March 31:

	2009	2008
Deferred tax liabilities:
Tax depreciation over book depreciation	$(9,407)	$(8,670)
Tax intangible amortization over book intangible amortization	(2,497)	(4,803)
Software development	(232)	(230)
Other	—	(11)

	(12,136)	(13,714)

Deferred tax assets:
Deferred compensation	269	337
Inventory reserves	277	377
Inventory capitalization	304	408
Allowance for doubtful accounts	173	176
Stock based compensation expense	1,149	729
Pension liability	200	92
Loss carry-forward amounts	1,339	174
Interest rate swaps	1,312	—
Non-deductible accruals and other	1,653	1,296

	6,676	3,589

Net deferred tax liability	$(5,460)	$(10,125)

As of March 31, 2009 and 2008, the Company had net operating loss carry-forwards in foreign jurisdictions of $4,463 and $0, respectively, which will be available to offset future taxable income and income tax liabilities, respectively. The carry-forwards do not expire and can be carried forward indefinitely.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarified the accounting for tax positions recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In accordance with FIN 48, the benefits of tax positions will not be recorded unless it is more likely than not that the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized. The Company adopted the provisions of FIN 48 on April 1, 2007. As a result, the Company recognized an increase in the liability for unrecognized interest and penalties of approximately $211, with a corresponding decrease to the April 1, 2007 balance of retained earnings.

As of March 31, 2009 and 2008, the Company had a liability of $3,821 and $3,248 respectively, recorded for unrecognized tax benefits for U.S., federal, state and foreign tax jurisdictions. As of March 31, 2009 and 2008, the Company recognized $349 and $42 respectively for interest and penalties to income tax expense in the consolidated statements of income. The gross amount of interest and penalties included in the liability for March 31, 2009 and 2008 respectively was $926 and $211. The total liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheet, as payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. In addition, the unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $3,821. The Company believes it is reasonably possible that approximately $47 of unrecognized tax benefits as of March 31, 2009 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign and state income tax matters.

A summary of the activity for the Company’s unrecognized tax benefits follows:

	2009	2008
Balance as of the beginning of the year	$3,248	$902
Additions of tax positions of the current year	254	325
Additions of tax positions of prior years	498	2,658
Settlements	(8)	(76)
Reductions of tax positions of prior years	(146)	(324)
Lapses of applicable statutes of limitations	(25)	(237)

Balance as of end of year	$3,821	$3,248

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At March 31, 2009, the Company was examined by the Internal Revenue Service through the fiscal year ended March 31, 2007. With a few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before fiscal 2005. In Australia, the Company is currently open to examination back to fiscal 1999, and in South Africa, the Company is open to examination back to fiscal 2003.

The Company did not provide for U.S. federal income taxes or foreign withholding taxes in fiscal 2009 on approximately $6,263 of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.

(14)	MAJOR CUSTOMERS

During 2009, 2008 and 2007, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 32%, 51% and 54%, respectively of the Company’s consolidated net revenues. Approximately 19%, 33% and 34% of sales in 2009, 2008 and 2007, respectively, were to the Procter & Gamble Company; approximately 13%, 18% and 20% of sales in 2009, 2008 and 2007, respectively, were to the Miller Brewing Company.

In addition, accounts receivable balances of such major customers approximated 17% of the Company’s total accounts receivable balance at March 31, 2009 and 2008, respectively. The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s operations.

(15)	STOCK BASED COMPENSATION

The Company applies the provisions of SFAS No. 123(R) Share-Based Payment, (SFAS 123(R)), which requires compensation costs related to share-based transactions to be measured at the grant date, based on the fair value of the award, and recognized as expense over the requisite service period.

For the year ended March 31, 2009, the Company recorded pre-tax compensation expense for stock-based incentive awards of $1,821 which increased selling, general and administrative expenses by $1,679 and cost of revenues by $142 and had an associated tax benefit of $546. The impact on basic and diluted net income per share for the year ended March 31, 2009 was $0.10.

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

The Company calculates the value of each employee stock option, estimated on the grant date, using the Black-Scholes model and the following weighted average assumptions:

	2009	2008	2007
Expected life (years)	5	5	5
Risk-free interest rate	2.6%	4.5%	4.9%
Expected volatility	37.5%	34.0%	37.4%
Dividend yield	0.87%	0.62%	0.63%

The Company estimated volatility based on the historical volatility of its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the options in effect at the time of the grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of the options represents the weighted-average period the stock options are expected to remain outstanding and is based on review of historical exercise behavior of option grants with similar vesting periods. The Company uses an estimated forfeiture rate based on historical data. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

As of March 31, 2009, the Company reserved 799 shares for future issuance to key employees and directors under the Company’s stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant and will expire not more than ten years after the date of grant. The applicable options vest ratably over a three to five year period. A summary of the changes in the options outstanding for years ended March 31, 2009, 2008 and 2007 is shown below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	688	$10.43
Granted	270	$21.22
Exercised	(117)	$8.77		$426
Forfeited	(42)	$15.97

Outstanding at March 31, 2007	799	$14.02
Granted	82	$23.21
Exercised	(92)	$9.84		$373
Forfeited	(35)	$16.37

Outstanding at March 31, 2008	754	$15.41
Granted	153	$22.98
Exercised	(81)	$12.86		$415
Forfeited	(108)	$19.65

Outstanding at March 31, 2009	718	$16.67	6.5	$4,423

Exercisable at March 31, 2009	376	$13.12	5.4	$1,920

Exercisable at March 31, 2008	339	$11.81	6.0	$1,588

As of March 31, 2009, the total compensation cost related to nonvested options not yet recognized and the weighted-average period over which it is expected to be recognized is $1,917 and 1.6 years, respectively.

The weighted average grant-date fair value of options granted during the year ended March 31, 2009, 2008 and 2007 was $7.64, $8.09 and $8.25, respectively. Cash received from options exercised during the year ended March 31, 2009 was $1,045, with a tax benefit of $314.

Restricted Stock

The Company’s stock option plans also provide for the issuance of restricted stock to certain employees and directors. The Company has also reserved 266 restricted shares of common stock for future issuance to non-employee directors under the 2006 Director Equity Compensation Plan (the 2006 Director Plan). Restricted stock grants under these plans typically vest over a three to five year period. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and is recognized on a straight-line basis over the period the restrictions lapse. A summary of the changes in restricted shares for the year ended March 31, 2009, 2008 and 2007 is shown below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares at March 31, 2006	—	$—
Granted	15	$19.17
Vested	—	$—
Forfeited	—	$—

Non-vested restricted shares at March 31, 2007	15	$19.17
Granted	61	$23.98
Vested	(4)	$19.17
Forfeited	(3)	$19.17

Non-vested restricted shares at March 31, 2008	69	$23.38
Granted	104	$25.41
Vested	(18)	$20.70
Forfeited	(6)	$23.91

Non-vested restricted shares at March 31, 2009	149	$24.84

As of March 31, 2009, the total compensation cost related to nonvested restricted shares not yet recognized and the weighted-average period over which it is expected to be recognized was $2,904 and 1.3 years.

(16)	GEOGRAPHIC INFORMATION

On February 29, 2008, the Company acquired Collotype (see Note 3 to the Company’s Consolidated Financial Statements) which expanded the Company’s geographic presence. The Company now manufactures labels in the United States, Australia and South Africa. Net revenues, based on the country from which the product is shipped, and long-lived assets by country are as follows:

	2009	2008	2007
Net revenues:
United States	$218,731	$204,554	$192,551
Australia	59,499	4,838	—
South Africa	11,533	915	—

	$289,763	$210,307	$192,551

	March 31,
	2009	2008
Long-lived assets:
United States	$107,087	$109,066
Australia	82,371	120,131
South Africa	10,814	12,259

	$200,272	$241,456

(17)	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has various equipment, office and facility operating leases. Leases expire on various dates through January 2019. Rent expense during 2009, 2008 and 2007 was approximately $3,619, $1,219 and $753, respectively.

The annual future minimum rental obligations as of March 31, 2009 are as follows:

2010	$3,850
2011	3,464
2012	3,174
2013	3,065
2014	3,090
Thereafter	7,368

Total	$24,011

Purchase Obligations

The Company has entered into long-term purchase agreements (one to three years) for various uniforms, supplies, utilities and other services. The Company has a consigned inventory agreement with a key supplier in which the Company is required to purchase all consigned inventory not consumed within three months of order. Total inventories on consignment under this arrangement were $433 at March 31, 2009. The total estimated purchase obligations are $1,000 for 2010.

Litigation

Litigation is instituted from time to time against the Company which involves routine matters incident to the Company’s business. In the opinion of management, the ultimate disposition of pending litigation will not have a material adverse effect upon the Company’s results of operations, financial position or cash flows.

(18)	SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	2009	2008	2007
Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,287	$822	$1,225
Income taxes paid	8,727	12,069	5,081
Supplemental Disclosures of Non-Cash Activities:
Additional minimum pension liability	292	(112)	116
Adjustment to initially adopt SFAS 158	—	—	215
Interest rate swap fair value	(3,337)	—	(403)
Assets acquired through lease	—	—	1,087

Business combinations accounted for as a purchase:
Assets acquired	(3,150)	208,656	—
Liabilities assumed	2,845	(45,115)	—
Common stock issued	—	(36,600)	—
Payable for acquisition costs	305	(1,413)	—
Cash acquired	—	(9,861)	—
Refund on purchase price	—	—	(1,666)

Net cash paid (received)	$—	$115,667	$(1,666)

(19) OTHER COMPREHENSIVE INCOME The components of other comprehensive income consist of:
	2009	2008	2007
Net income	$11,298	$22,984	$11,026
Additional minimum pension liability, net of tax	(184)	69	(64)
Unrealized foreign currency translation gain (loss)	(26,563)	(4,858)	—
Unrealized gain (loss) on interest rate swaps, net of tax	(2,025)	—	(259)
Reclassification of net unrealized gain from interest rate swaps into net income	—	—	(180)

Total	$(17,474)	$18,195	$10,523

(20)	FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157) on April 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any additional fair value measurements. The adoption of this portion of SFAS 157 did not have a material impact on the Company’s financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements, SFAS 157 provides a fair value estimating three-level hierarchy that prioritizes the use of observable inputs. The three levels are:

Level 1 - Quoted market prices in active markets for identical assets and liabilities

Level 2 - Observable inputs other than quoted market prices in active markets for identical assets and liabilities

Level 3 - Unobservable inputs

The determination of where an asset or liability falls in the hierarchy requires significant judgment.

Interest rate swaps

The Company has two interest rate swaps, a $40,000 non-amortizing swap and a $40,000 amortizing swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in other comprehensive earnings.

		Fair Value Measurement Using
	Fair Value at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(3,337)	—	$(3,337)	—

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, which for the Company is April 1, 2009. Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses and in the valuation of assets held for sale. The Company is currently assessing the impact of FSP No. FAS 157-2 on those assets and liabilities.

From October 2008 through April 2009, the FASB has issued several new accounting pronouncements related to fair value including: FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active; FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments; FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments; and FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The impact of these FSPs on the Company is currently being assessed.

(21)	PLANT CLOSURE COSTS

In January 2009, the Company announced plans to consolidate its heat transfer label (HTL) manufacturing business located in Framingham, Massachusetts into its other existing facilities. The transition began immediately, with final plant closure expected in August 2009. In connection with the closure of the Framingham facility, the Company recorded a total pre-tax charge of $2,553 during its fourth quarter period ending March 31, 2009, consisting of $1,407 in cash charges for employee severance and other termination benefits related to 62 associates and $1,146 in non-cash charges related to asset impairments. This pre-tax charge is included in plant closure costs in the Company’s Consolidated Statement of Income and the $1,407 liability for severance and other termination benefits is included in accrued and other liabilities in the Company’s Consolidated Balance Sheet.

(22)	QUARTERLY DATA (UNAUDITED)

(In thousands, except per share data)

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter’s per-share amount may not equal the total per-share amount for the respective year due to rounding.

Fiscal 2009:

	Quarter
	First	Second	Third	Fourth	Total
Net revenues	$79,450	$80,637	$62,644	$67,032	$289,763
Gross profit	14,970	14,687	10,275	12,874	52,806
Income from continuing operations	2,837	4,140	1,606	2,852	11,435
Income (loss) from discontinued operations	(143)	(27)	—	33	(137)
Net income	$2,694	$4,113	$1,606	$2,885	$11,298

Basic earnings (loss) per share:
Continuing operations	$0.23	$0.34	$0.13	$0.23	$0.94
Discontinued operations	$(0.01)	$—	$—	$—	$(0.01)

Net income	$0.22	$0.34	$0.13	$0.23	$0.93

Diluted earnings (loss) per share:
Continuing operations	$0.23	$0.33	$0.13	$0.23	$0.93
Discontinued operations	$(0.01)	$—	$—	$—	$(0.01)

Net income	$0.22	$0.33	$0.13	$0.23	$0.92

In the fourth quarter of 2009, the Company recorded a pre-tax charge of $2,553 ($1,634 after-tax) for expenses related to the closure of its Framingham manufacturing facility (See Note 21 of the Company’s Consolidated Financial Statements).

Fiscal 2008:

	Quarter
	First	Second	Third	Fourth	Total
Net revenues	$52,275	$52,063	$48,267	$57,702	$210,307
Gross profit	9,871	9,468	8,536	11,051	38,926
Income from continuing operations	2,860	2,951	1,972	8,224	16,007
Income (loss) from discontinued operations	(53)	6,922	152	(44)	6,977
Net income	$2,807	$9,873	$2,124	$8,180	$22,984

Basic earnings (loss) per share:
Continuing operations	$0.29	$0.29	$0.19	$0.76	$1.57
Discontinued operations	$(0.01)	$0.69	$0.02	$—	$0.68

Net income	$0.28	$0.98	$0.21	$0.76	$2.25

Diluted earnings (loss) per share:
Continuing operations	$0.28	$0.28	$0.19	$0.74	$1.52
Discontinued operations	$(0.01)	$0.67	$0.02	$—	$0.66

Net income	$0.27	$0.95	$0.21	$0.74	$2.18

In the second quarter of 2008, the Company recorded a pre-tax gain of $11,278 ($6,922 after-tax) from the sale of Quick Pak (included in income from discontinued operations). In the third quarter of 2008, the Company recorded a pre-tax loss on foreign currency forward contracts of $957 ($642 after-tax) and in the fourth quarter, the Company recorded a pre-tax gain on foreign currency forward contracts of $8,616 ($5,643 after-tax).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13A-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial officer, as appropriate to allow timely decisions regarding required disclosure. Multi-Color’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, Multi-Color’s Chief Executive Officer and Chief Financial Officer have concluded that, such controls and procedures were effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting.

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

EXECUTIVE OFFICERS

The Executive Officers of the Company are as follows:

Francis D. Gerace, 56, was promoted to President and appointed a Director in May 1999 and was elected Chief Executive Officer in August 1999. Prior to that time, Mr. Gerace served as the Company’s Vice President of Operations from April 1998 to May 1999. Mr. Gerace held various operating positions and was Director of Strategic Business Systems for Fort James Corporation’s Packaging Business from 1993 to 1998. From 1974 to 1993, Mr. Gerace held various general management positions with Conagra, Inc. and Beatrice Foods Company.

Dawn H. Bertsche, 52, was appointed Vice President of Finance, Chief Financial Officer and Secretary in August 1999. In April 2005, Ms. Bertsche was promoted to Senior Vice President of Finance and Chief Financial Officer. Prior to joining Multi-Color, Ms. Bertsche was Chief Financial Officer for Hill Top Research, Inc. from 1997 to 1999 and held the position of Vice President and Controller and other financial positions for Clopay Corporation from 1987 to 1997. From 1977 to 1987, Ms. Bertsche held various financial management positions with LSI Lighting Systems, Inc. and Price Waterhouse.

James H. Reynolds, 43, was appointed Vice President-Corporate Controller in May 2005 and Chief Accounting Officer in August 2005. Prior to joining Multi-Color, Mr. Reynolds held various financial positions with Cincinnati Bell Inc. from 2000 to 2005, including Vice President Finance, Vice President Controller and Chief Accounting Officer and Assistant Corporate Controller. Prior to 2000, Mr. Reynolds held various positions with PricewaterhouseCoopers.

Nigel A. Vinecombe, 46, became a director of Multi-Color in February 2008. Mr. Vinecombe was appointed Chief Operating Officer in May 2009. He served as President of the International Business Unit of Multi-Color from February 2008 until May 2009. From 2000 to February 2008, he served as Group Managing Director of Collotype International Holdings Pty Ltd.

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

The information required by this item set forth in the sections entitled “Compensation Discussion and Analysis” and “Executive Compensation Information” contained in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and is hereby incorporated by reference into this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (THOUSANDS, EXCEPT PER SHARE DATA)

The following table provides information regarding shares outstanding and available for issuance under the Company’s existing stock option plans:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	718	$16.67	799
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Of the total securities remaining available for issuance, 122 shares are reserved for issuance to the Company’s Board of Directors and 677 shares are reserved for issuance to the Company’s employees.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth in the section entitled “Ratification of the Appointment of Grant Thornton LLP as Independent Registered Public Accountants for Fiscal Year Ending March 31, 2009” contained in our proxy statement to be filed with the SEC and is hereby incorporated by reference into this Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended March 31, 2009, 2008 and 2007

Consolidated Balance Sheets as of March 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended March 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

(a)(3)	List of Exhibits

Numbers	Description	Filing Status
3.1	Amended and Restated Articles of Incorporation	A

3.2	Amendment to Amended and Restated Articles of Incorporation (1987)	A

3.3	Amendment to Amended and Restated Articles of Incorporation (1999)	B

3.4	Amendment to Amended and Restated Articles of Incorporation (2007)	C

3.5	Amended and Restated Code of Regulations	D

10.1	First Refusal Agreement among certain Company shareholders	E

10.2	Waiver, Consent and Amendment Agreement dated May 7, 2002 (Amendment to First Refusal Agreement)	F

10.3	Asset Purchase Agreement dated November 18, 2002 between Multi-Color Corporation, Dennison Manufacturing Co., and Avery Dennison Corporation	G

10.4	Asset Purchase Agreement dated January 25, 2005 between Multi-Color Corporation, MCC-Norway, Inc., MCC-Wisconsin, LLC, NorthStar Print Group, Inc. and Journal Communications, Inc.	H

10.5	Asset Purchase Agreement dated June 15, 2007, by and among MCC-Quick Pak, LLC, Multi-Color Corporation, NFI-Quick Pak, LLC and NFI Interactive Logistics, LLC.	I

10.6	Share Sale and Purchase Agreement dated January 21, 2008 among Multi-Color Corporation, Collotype International Holdings Pty Limited, Collotype Labels International Pty Limited and certain other parties.	J

10.7	Credit Agreement dated as of February 29, 2008 among Multi-Color Corporation, Collotype International Holdings Pty Limited, Bank of America as Administrative Agent and Westpac Banking Corporation as Australian Administrative Agent	K

10.8	Guaranty and Collateral Agreement dated as of February 29, 2008 among Multi-Color Corporation, other parties thereto and Bank of America, N.A., as the Administrative Agent	K

10.9	Pledge and Security Agreement dated as of February 29, 2008 made by Multi-Color Corporation Australian Acquisition Pty Limited in favor of Westpac Banking Corporation, as Australian Administrative Agent	K

MANAGEMENT CONTRACTS AND COMPENSATION PLANS (Exhibits 10.10 to 10.22)

10.10	401(k) Retirement Savings Plan and Trust	E

10.11	1998 Non-Employee Director Stock Option Plan	L

10.12	Employment Agreement September 19, 2008 by and between Multi-Color Corporation and Francis D. Gerace	M

10.13	Employment Agreement dated September 19, 2008 by and between Multi-Color Corporation and Dawn H. Bertsche	M

10.14	1999 Long-Term Incentive Plan of Multi-Color Corporation dated as of January 19, 1999	N

10.15	2003 Stock Incentive Plan	O

10.16	Amendment to 2003 Stock Incentive Plan	C

10.17	Severance Agreement with Donald E. Kneir	P

10.18	Executive Incentive Compensation for the 2009 Fiscal Year	Q

10.19	Executive Incentive Compensation for the 2010 Fiscal Year	R

10.20	2006 Director Equity Incentive Plan	S

10.21	Employment Agreement between Collotype Labels Pty Ltd and Nigel A. Vinecombe dated February 29, 2008	K

10.22	1999 Executive Deferred Compensation Plan as amended	T

21	Subsidiaries with the Company	Filed herewith

23	Consent of Grant Thornton LLP	Filed herewith

31.1	Section 302 Certification – Chief Executive Officer	Filed herewith

31.2	Section 302 Certification – Chief Financial Officer	Filed herewith

32.1	Section 906 Certification – Chief Executive Officer	Filed herewith

32.2	Section 906 Certification – Chief Financial Officer	Filed herewith

Certain exhibits (as specified above) are hereby incorporated by reference to exhibits and appendices to the following documents previously filed by Multi-Color Corporation with the Securities and Exchange Commission.

A	The Form 10-K for the 1996 fiscal year.
B	The Form 10-K for the 2000 fiscal year.
C	The Form 8-K filed August 17, 2007.
D	The Proxy Statement for the Annual Meeting of Shareholders held on August 19, 1999.
E	Registration Statement No. 33-51772, filed September 10, 1992.
F	The Form 10-K for the 2003 fiscal year.
G	The Form 8-K filed February 3, 2003.
H	The Form 8-K filed January 25, 2005.
I	The Form 8-K filed June 19, 2007.
J	The Form 8-K filed January 25, 2008.
K	The Form 8-K filed March 6, 2008.

L	The Proxy Statement for the Annual Meeting of Shareholders held on October 15, 1998.
M	The Form 8-K filed September 25, 2008.
N	The Proxy Statement for the Annual Meeting of Shareholders held on August 19, 1999
O	The Proxy Statement for the Annual Meeting of Shareholders held on August 21, 2003
P	The Form 10-K for the 2005 fiscal year.
Q	The Form 8-K filed April 11, 2008.
R	The Form 8-K filed May 8, 2009.
S	The Proxy Statement for the Annual Meeting of Shareholders held on August 17, 2006
T	The Form 8-K filed January 8, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION

Dated: June 5, 2009	By:	/s/ Francis D. Gerace
Francis D. Gerace
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Francis D. Gerace	President, Chief Executive Officer and Director	June 5, 2009
Francis D. Gerace	(Principal Executive Officer)

/s/ Dawn H. Bertsche	Senior Vice President Finance, Chief Financial Officer, Secretary (Principal Financial Officer)	June 5, 2009
Dawn H. Bertsche

/s/ James H. Reynolds	Vice President – Corporate Controller Chief Accounting Officer	June 5, 2009
James H. Reynolds

/s/ Nigel A. Vinecombe	Chief Operating Officer and Director	June 5, 2009
Nigel A. Vinecombe

/s/ Lorrence T. Kellar	Chairman of the Board of Directors	June 5, 2009
Lorrence T. Kellar

/s/ Robert R. Buck	Director	June 5, 2009
Robert R. Buck

/s/ Charles B. Connolly	Director	June 5, 2009
Charles B. Connolly

/s/ Roger A. Keller	Director	June 5, 2009
Roger A. Keller

/s/ Thomas M. Mohr	Director	June 5, 2009
Thomas M. Mohr