Form 10-Q
period 2009-06-30
MULTI COLOR Corp
filed 2009-08-10
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Common shares, no par value – 12,201,883 (as of July 31, 2009)

MULTI-COLOR CORPORATION

FORM 10-Q

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	June 30, 2009	June 30, 2008

Net revenues	$69,658	$79,450
Cost of revenues	56,703	64,480

Gross profit	12,955	14,970
Selling, general and administrative expenses	6,280	8,453

Operating income	6,675	6,517
Interest expense	1,229	2,139
Other (income) expense, net	(136)	(85)

Income from continuing operations before income taxes	5,582	4,463
Income tax expense	1,597	1,626

Income from continuing operations	3,985	2,837
Income (loss) from discontinued operations, net of tax	—	(143)

Net Income	$3,985	$2,694

Basic earnings per common share:
Income from continuing operations	$0.33	$0.23
Income (loss) from discontinued operations	$—	$(0.01)

Basic earnings per common share	$0.33	$0.22

Diluted earnings per common share:
Income from continuing operations	$0.32	$0.23
Income (loss) from discontinued operations	$—	$(0.01)

Diluted earnings per common share	$0.32	$0.22

Dividends per common share	$0.05	$0.05
Weighted average shares and equivalents outstanding:

Basic	12,201	12,111
Diluted	12,298	12,354

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2009	March 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$3,176	$3,194
Accounts receivable, net of allowance of $651 and $634 at June 30, 2009 and March 31, 2009, respectively	31,177	29,982
Inventories	18,347	17,539
Deferred tax assets	1,793	1,714
Prepaid expenses and other	3,227	3,623

Total current assets	57,720	56,052
Assets held for sale	674	700
Property, plant and equipment, net	87,945	86,329
Goodwill	107,149	96,729
Intangible assets, net	16,869	15,710
Deferred tax assets	2,154	1,884
Other long-term assets	736	804

Total assets	$273,247	$258,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,003	$10,002
Accounts payable	22,948	22,820
Accrued income taxes	1,345	774
Accrued and other liabilities	2,795	2,901
Accrued payroll and benefits	5,438	6,024

Total current liabilities	42,529	42,521
Long-term debt	87,711	92,317
Deferred tax liability	9,939	9,045
Other liabilities	10,354	11,293

Total liabilities	150,533	155,176
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share;
25,000 shares authorized, 12,337 and 12,342 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	575	575
Paid-in capital	63,776	63,634
Treasury stock, 37 and 32 shares at cost at June 30, 2009 and March 31, 2009, respectively	(239)	(180)
Restricted stock	(2,566)	(2,904)
Retained earnings	79,048	75,680
Accumulated other comprehensive income (loss)	(17,880)	(33,773)

Total stockholders’ equity	122,714	103,032

Total liabilities and stockholders’ equity	$273,247	$258,208

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,985	$2,694
(Income) loss from discontinued operations	—	143

Income from continuing operations	3,985	2,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,833	2,817
Amortization	429	549
Net (gain) loss on disposal of equipment	2	(219)
Increase in non-current deferred compensation	29	38
Stock based compensation expense	550	367
Excess tax benefit from stock based compensation	—	(69)
Impairment loss on long-lived assets	27	226
Deferred taxes, net	321	(317)
Net (increase) decrease in accounts receivable	(78)	4,083
Net (increase) decrease in inventories	(147)	(386)
Net (increase) decrease in prepaid expenses and other	453	(119)
Net increase (decrease) in accounts payable	(756)	2,108
Net increase (decrease) in accrued liabilities and other	(557)	(2,555)
Net increase (decrease) in deferred revenues	(48)	(80)

Cash provided by operating activities	7,043	9,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,162)	(5,778)
Short term (deposits)/refunds on equipment	—	3,445
Net refund of escrow on acquisition of business	177	—
Proceeds from sale of plant and equipment	70	1,687

Cash provided by (used in) investing activities	(915)	(646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	13,691	10,600
Payments under revolving line of credit	(17,259)	(15,823)
Repayment of long-term debt	(2,500)	(2,500)
Proceeds from issuance of common stock	—	92
Excess tax benefit from stock based compensation	—	69
Dividends paid	(617)	(607)

Net cash used in financing activities	(6,685)	(8,169)
Effect of exchange rate changes on cash	539	82

Net increase (decrease) in cash	(18)	547
Cash and cash equivalents, beginning of period	3,194	4,264

Cash and cash equivalents, end of period	$3,176	$4,811

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,114	$2,537
Income taxes paid, net of refunds received	$361	$2,894
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Change in interest rate swap liability fair value	$1,113	$1,876

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except per share data)

Item 1.	Financial Statements (continued)

1. Description of Business and Significant Accounting Policies

The Company:

Multi-Color Corporation (the Company), headquartered in Sharonville, Ohio, supplies a complete line of label solutions and offers a variety of technical and graphic services and engravings to leading producers of home and personal care, wine and spirits, food and beverage and specialty consumer products. The Company has manufacturing facilities located in North America, Australia, and South Africa.

On February 29, 2008, the Company acquired Collotype International Holdings Pty. Ltd. (Collotype) which is headquartered in Adelaide, South Australia. Collotype is the world’s leading and highly awarded pressure sensitive wine and spirits label manufacturer and a growing provider of labels in the fast-moving consumer goods marketplace in Australia. Collotype has manufacturing operations in Australia, South Africa and the United States.

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

Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

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

The Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157) on April 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements, but does not require any additional fair value measurements. The adoption of this portion of SFAS 157 did not have a material impact on the Company’s financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements, SFAS 157 provides a fair value estimating three-level hierarchy that prioritizes the use of observable inputs. The three levels are:

Level 1 – Quoted market prices in active markets for identical assets and liabilities

Level 2 – Observable inputs other than quoted market prices in active markets for identical assets and liabilities

Level 3 – Unobservable inputs

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

The Company’s interest swaps have been designated as effective cash flow hedges at inception and on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other comprehensive earnings. If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recorded in the consolidated income statement. See Note 7.

Stock Based Compensation:

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended June 30, 2009 and 2008 was $550 and $367, respectively.

Subsequent Events:

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occur after the balance sheet date. The Company evaluated subsequent events through August 10, 2009, which is the date the financial statements were issued, and noted no material subsequent events had occurred through this date requiring revision to the financial statements.

New Accounting Pronouncements:

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Fin 46), Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for an entity’s first annual reporting period that begins after November 15, 2009, which for the Company is April 1, 2010. This pronouncement is not expected to have a material impact on the Company.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement of No. 162 (SFAS 168). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the U.S. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its consolidated financial statements.

2. Earnings Per Common Share Data

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 659 and 206 shares in the three months ended June 30, 2009 and 2008, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended June 30,
	2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	12,201	$0.33	12,111	$0.22
Effect of dilutive stock options	97	(0.01)	243	—

Diluted EPS	12,298	$0.32	12,354	$0.22

3. Inventories

Inventories are comprised of the following:

	June 30, 2009	March 31, 2009
Finished goods	$10,134	$10,957
Work in process	3,204	2,330
Raw materials	5,679	4,997

	19,017	18,284
Inventory reserves	(670)	(745)

	$18,347	$17,539

4. Debt

The components of the Company’s debt consisted of the following:

	June 30, 2009	March 31, 2009
U.S. Revolving Credit Facility, 2.46% and 2.47% weighted average variable interest rate at
June 30, 2009 and March 31, 2009, respectively, due in 2013	$50,300	$53,000
Australian Sub-Facility, 4.62% and 4.65% variable interest rate at June 30, 2009 and March 31, 2009, respectively, due in 2013	9,911	9,317
Term Loan Facility, 2.35% and 2.60% variable interest rate at June 30, 2009 and March 31, 2009, respectively, due in quarterly installments of $2,500 from 2009 to 2013	37,500	40,000
Capital leases	3	2
Less current portion of debt	(10,003)	(10,002)

	$87,711	$92,317

On February 29, 2008 and in connection with the Collotype acquisition, the Company executed a new five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility). The new Credit Facility contains an election to increase the facility by up to an additional $50 million and the Company terminated its previous $50 million credit facility. At June 30, 2009, the aggregate principal amount of $187.5 million is available under the Credit Facility through: (i) a $110 million five-year revolving credit facility (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40 million five-year revolving credit facility (“Australian Sub-Facility”); and (iii) a $37.5 million term loan facility (“Term Loan Facility”), which amortizes $10 million per year.

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

Available borrowings under the Credit Facility at June 30, 2009 consisted of $59,700 under the U.S. Revolving Credit Facility and $30,089 under the Australian Sub-Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which requires the Company to maintain the following financial covenants: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.25 to 1.00, stepping down to 3.00 to 1.00 at December 31, 2010 and for each fiscal quarter thereafter; and (iii) a minimum consolidated interest charge coverage ratio of 3.50 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, except for real property.

5. Major Customers

During the three months ended June 30, 2009 and 2008, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 32% and 31% respectively, of the Company’s consolidated net revenues. Approximately 16% and 18% of revenues for the three months ended June 30, 2009 and 2008 respectively, were to the Procter & Gamble Company. Approximately 16% and 13% of revenues for the three months ended June 30, 2009 and 2008 respectively, were to the Miller Brewing Company. In addition, accounts receivable balances of such major customers approximated 16% and 17% of the Company’s total accounts receivable balance at June 30, 2009 and March 31, 2009, respectively.

The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s results of operations and cash flows.

6. Income Taxes

FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), prescribes the accounting for tax positions recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In accordance with FIN 48, the benefits of tax positions will not be recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At June 30, 2009, the Company was examined by the Internal Revenue Service through the fiscal year ended March 31, 2007. With a few exceptions, the Company is no longer subject to U.S. federal and state and local examinations by tax authorities for years before fiscal 2005. In Australia, the Company is currently open to examination back to fiscal 1999, and in South Africa, the Company is open to examination back to fiscal 2003.

As of June 30, 2009 and March 31, 2009, the Company had a liability of $3,875 and $3,821 respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. The gross amount of interest and penalties associated with the liability for June 30, 2009 and March 31, 2009, respectively, was $1,000 and $926. The total liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheet, as payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $3,875. The Company believes it is reasonably possible that approximately $37 of unrecognized tax benefits as of June 30, 2009 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign and state income tax matters.

7. Interest Rate Swaps

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

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 0.75% to 2.00% based on the Company’s leverage ratio. The fixed interest rates at June 30, 2009 were 4.42% and 4.83% on the amortizing and non-amortizing Swaps, respectively. The balance of the amortizing Swap was $30,000 at June 30, 2009.

The Swaps were designated as highly effective cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in other comprehensive earnings and are measured on an ongoing basis. At June 30, 2009 and March 31, 2009, the fair value of the Swaps was a net liability of $2,224 and $3,337, respectively, and was included in other liabilities on the consolidated balance sheet.

8. Acquisition

On February 29, 2008, the Company acquired 100% of Collotype which provided the Company with a broader international operating footprint to better serve its existing and acquired customers and an expanded ability to attract new international customers. The results of Collotype’s operations have been included in the Company’s consolidated financial statements beginning March 1, 2008.

At June 30, 2009, $526 was in an escrow account pending resolution of various contingencies primarily related to income taxes for pre-acquisition activities of Collotype. In June 2009, the Company received $177 from the escrow due to the settlement of contingencies related to pre-acquisition activities of Collotype. Any return of escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price.

9. Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157) on April 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any additional fair value measurements. The adoption of this portion of SFAS No. 157 did not have a material impact on the Company’s financial statements.

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

Level 1 – Quoted market prices in active markets for identical assets and liabilities

Level 2 – Observable inputs other than quoted market prices in active markets for identical assets and liabilities

Level 3 – Unobservable inputs

The determination of where an asset or liability falls in the hierarchy requires significant judgment.

From October 2008 through April 2009, the FASB has issued several new accounting pronouncements related to fair value including: FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active; FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments; FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments; and FSP No. FAS 157-4, Determining Fair Value When the Volume and level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. These FSPs did not have a material impact on the Company.

Interest rate swaps

The Company has two interest rate swaps; a $40,000 non-amortizing swap and a $40,000 amortizing swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates (see Note 7). The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in other comprehensive earnings.

		Fair Value Measurements Using
	Fair Value at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(2,224)	—	$(2,224)	—

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Accordingly, the Company adopted the remaining provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities on April 1, 2009. Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses and in the valuation of assets held for sale. The Company tests goodwill annually, as of the last day of February of each fiscal year, for impairment by comparing the fair value of the reporting unit goodwill to its carrying amount. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. The adoption of this portion of SFAS 157 did not have a material impact on the Company.

10. Comprehensive Income (Loss)

	Three Months Ended June 30,
	2009	2008

Net income	$3,985	$2,694
Unrealized foreign currency translation gain (loss)	15,221	5,377
Unrealized gain (loss) on interest swaps, net of tax	672	1,149

Total Comprehensive Income (Loss)	$19,878	$9,220

11. Goodwill and Intangible Assets

Goodwill movements consisted of the following:

Balance at March 31, 2009	$96,729
Net refund of escrow on Collotype acquisition	(177)
Currency translation	10,597

Balance at June 30, 2009	$107,149

Intangible assets consisted of the following:

	Customer Relationships	Technology	Total Intangibles
Intangibles – at cost	$2,862	$—	$2,862
Acquisition of Collotype	18,500	1,600	20,100
Currency translation	(1,837)	(162)	(1,999)

	19,525	1,438	20,963
Accumulated amortization	(3,826)	(268)	(4,094)

Net intangibles at June 30, 2009	$15,699	$1,170	$16,869

12. Plant Closure Costs

In January 2009, the Company announced plans to consolidate its heat transfer label (HTL) manufacturing business located in Framingham, Massachusetts into its other existing facilities. The transition began immediately with final plant closure expected in the second quarter of fiscal 2010. In connection with the closure of the Framingham facility, the Company recorded a total charge of $2,553 during its fourth quarter period ending March 31, 2009, consisting of $1,407 in cash charges for employee severance and other termination benefits related to 62 associates and $1,146 in non-cash charges related to asset impairments. In the first quarter of fiscal 2010, the Company incurred employee retention charges of $238. The remaining liability for employee severance and other termination benefits is expected to be paid by April 2010. Below is a roll-forward of the reserves for employee severance and other termination benefits:

	Balance March 31, 2009	Amounts Expensed	Amounts Paid	Balance June 30, 2009
Employee Benefits	$1,407	$238	$(81)	$1,564

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands)

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

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

We believe the following critical accounting policies impact the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. Additionally, our senior management has reviewed the critical accounting policies and estimates with the Board of Directors’ Audit and Finance Committee. For a more detailed discussion of the application of these and other accounting policies, refer to Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2009.

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

The accounts receivable balances in Australia and South Africa are subject to foreign exchange rate fluctuations which can cause the balance to change significantly with an offset to other comprehensive earnings.

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

In addition, the current macroeconomic environment has added additional challenges with the current high rate of unemployment and impact on reduced consumer spending. As a result of continuing sales volume and pricing pressures, the Company’s operating margins may be adversely impacted.

In January 2009, the Company announced plans to consolidate its heat transfer label (HTL) manufacturing business located in Framingham, Massachusetts into its other existing facilities. The transition began immediately with final plant closure expected in the second quarter of fiscal 2010. In connection with the closure of the Framingham facility, the Company recorded a total charge of $2,553 during its fourth quarter period ending March 31, 2009, consisting of $1,407 in cash charges for employee severance and other termination benefits related to 62 associates and $1,146 in non-cash charges related to asset impairments. In the first quarter of fiscal 2010, the Company incurred employee retention charges of $238 (See Note 12).

On February 29, 2008, the Company acquired Collotype International Holdings Pty. Ltd. (Collotype) which is headquartered in Adelaide, South Australia. Collotype is the world’s leading and highly awarded pressure sensitive wine and spirits label manufacturer and a growing provider of labels in the fast-moving consumer goods marketplace in Australia. Collotype has manufacturing operations in Australia, South Africa and the United States.

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

Results of Operations

Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008:

	2009	2008	$ Change	% Change

Net Revenues	$69,658	$79,450	$(9,792)	(12)%

Revenues for the three months ended June 30, 2009 as compared to the same period of the prior year decreased 12% primarily due to an 8% decline in sales volumes due to reduced consumer spending and a 4% unfavorable foreign exchange impact due to a stronger Australian dollar in the prior year. Volume with our largest customer remained below prior year and accounted for one-half of the volume decline. We also experienced softer sales within our Wine and Spirits account base due to inventory reductions and reduced demand for Australian wines.

	2009	2008	$ Change	% Change

Gross Profit	$12,955	$14,970	$(2,015)	(13)%
% of Revenues	19%	19%

Gross profit decreased $2,015 or 13% compared to the prior year due to the impact of lower sales volumes. Gross margins remained steady at 19% in the first quarter compared to the prior year quarter despite the decline in revenues due to improved operating efficiencies and reductions in fixed costs.

	2009	2008	$ Change	% Change

Selling, General & Administrative Expenses	$6,280	$8,453	$(2,173)	(26)%
% of Revenues	9%	11%

Selling, general and administrative (SG&A) expenses decreased $2,173 or 26% compared to the prior year due to reductions in headcount and incentive compensation, and other cost decreases, partially offset by $238 in employee retention charges related to the Framingham plant closure. As a percent of revenues, SG&A expenses were reduced to 9% compared to 11% in the prior year.

Interest Expense and Other (Income) Expense

	2009	2008	$ Change	% Change

Interest Expense	$1,229	$2,139	$(910)	(43)%
Other (Income) Expense, net	$(136)	$(85)	$51	60%

Interest expense decreased 43% to $1,229 compared to the same period of the prior year as a result of a reduction in bank debt of $27,343 due to debt repayments and lower interest rates. We had $97,714 of debt at June 30, 2009 compared to $125,057 of debt at June 30, 2008.

	2009	2008	$ Change	% Change

Income Tax Expense	$1,597	$1,626	$(29)	(2)%

Our effective tax rate decreased from 36% in 2008 to 29% in 2009 due to income in lower tax jurisdictions and the impact of the acquisition tax structure related to the Company’s international operation that was finalized in the fourth quarter of fiscal 2009. Our expected tax rate for fiscal year 2010 is 30%.

	2009	2008	$ Change	% Change

Income (loss) from discontinued operations, net of tax	$—	$(143)	$143	N/M

The sale of Quick Pak was completed on July 2, 2007 and therefore, there were no operations since the sale was completed. However, during the first quarter of 2008, the Company recorded additional state income tax expenses resulting from the sale of Quick Pak.

Liquidity and Capital Resources

Through the three months ended June 30, 2009, net cash provided by operating activities was $7,043 as compared to $9,280 in the same period of the prior year. The decrease in cash flow is primarily due to an increase in accounts receivable balances due to timing; partially offset by cash generated from earnings and lower tax payments in the current quarter.

Through the three months ended June 30, 2009, net cash used in investing activities was $915 as compared to net cash used of $646 in the same period of the prior year. Capital expenditures in the three months ended June 30, 2009 were $4,616 lower than the prior year quarter. Cash provided by investing activities in the prior year quarter included net proceeds from the sale of the Batavia building and other equipment of $1,687 and refunds of equipment deposits of $3,445, which were offset by capital expenditures of $5,778 related primarily to the expansion of the Company’s manufacturing operations.

Through the three months ended June 30, 2009, net cash used in financing activities was $6,685 as compared to $8,169 in the prior year. During the three months ended June 30, 2009, net debt payments were $6,068 compared to $7,723 in the prior year.

On February 29, 2008 and in connection with the Collotype acquisition, the Company executed a new five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility). The new Credit Facility contains an election to increase the facility by up to an additional $50 million and the Company terminated its previous $50 million credit facility. At June 30, 2009, the aggregate principal amount of $187.5 million is available under the Credit Facility through: (i) a $110 million five-year revolving credit facility (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40 million five-year revolving credit facility (“Australian Sub-Facility”); and (iii) a $37.5 million term loan facility (“Term Loan Facility”), which amortizes $10 million per year.

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

Available borrowings under the Credit Facility at June 30, 2009 consisted of $59,700 under the U.S. Revolving Credit Facility and $30,089 under the Australian Sub-Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which requires the Company to maintain the following financial covenants: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.25 to 1.00, stepping down to 3.00 to 1.00 at December 31, 2010 and for each fiscal quarter thereafter; and (iii) a minimum consolidated interest charge coverage ratio of 3.50 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, except for real property.

We believe that we have both sufficient short and long term liquidity and financing. We had a working capital position of $15,191 and $13,531 at June 30, 2009 and March 31, 2009, respectively and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes Multi-Color’s contractual obligations as of June 30, 2009:

Aggregated Information about Contractual Obligations and Other Commitments for Continuing Operations:

June 30, 2009	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years

Total debt	$97,714	$10,003	$10,000	$10,000	$67,711	$—	$—

Interest on total debt (1)	12,839	4,154	3,681	3,172	1,832	—	—

Rent due under operating leases	23,827	4,003	3,686	3,233	3,130	3,207	6,568

Unconditional purchase obligations	1,482	1,482	—	—	—	—	—

Pension and post retirement obligations	729	13	24	36	60	49	547

Deferred compensation (2)	712	—	419	—	—	—	293

Unrecognized tax benefits (3)	—	—	—	—	—	—	—

Total Contractual Cash Obligations	$137,303	$19,655	$17,810	$16,441	$72,733	$3,256	$7,408

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of June 30, 2009.

(2)	The more than 5 years column includes $293 of deferred compensation obligations for which the timing of such payments are not determinable.
(3)	The table excludes $3,875 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2009.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

During the quarter ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting.

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

Part II – Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – The Company had no material changes to the Risk Factors disclosed in the Company’s Form 10-K for the year ended March 31, 2009

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: August 10, 2009	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President Finance, Chief Financial Officer and Secretary