Form 10-Q
period 2009-09-30
MULTI COLOR Corp
filed 2009-11-09
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Common shares, no par value – 12,213,293 (as of October 30, 2009)

MULTI-COLOR CORPORATION

FORM 10-Q

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net revenues	$71,963	$80,637	$141,621	$160,087
Cost of revenues	59,142	65,950	115,845	130,430
Gross profit	12,821	14,687	25,776	29,657
Selling, general and administrative expenses	6,697	6,952	12,977	15,405

Operating income	6,124	7,735	12,799	14,252
Interest expense	1,257	1,855	2,486	3,994
Other (income) expense, net	(44)	(293)	(180)	(378)
Income from continuing operations before income taxes	4,911	6,173	10,493	10,636
Income tax expense	1,479	2,033	3,076	3,659
Net income from continuing operations	3,432	4,140	7,417	6,977
Income (loss) from discontinued operations, net of tax	—	(27)	—	(170)
Net Income	$3,432	$4,113	$7,417	$6,807
Basic earnings per common share:
Income from continuing operations	$0.28	$0.34	$0.61	$0.57
Income (loss) from discontinued operations	$—	$—	$—	$(0.01)
Basic earnings per common share	$0.28	$0.34	$0.61	$0.56
Diluted earnings per common share:
Income from continuing operations	$0.28	$0.33	$0.60	$0.56
Income (loss) from discontinued operations	$—	$—	$—	$(0.01)
Diluted earnings per common share	$0.28	$0.33	$0.60	$0.55
Dividends per common share	$0.05	$0.05	$0.10	$0.10
Weighted average shares and equivalents outstanding:
Basic	12,202	12,133	12,201	12,122
Diluted	12,359	12,444	12,328	12,399

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,981	$3,194
Accounts receivable, net of allowance of $999 and $634 at September 30, 2009 and March 31, 2009, respectively	32,187	29,982
Inventories	19,255	17,539
Deferred tax assets	1,848	1,714
Prepaid expenses and other	2,346	3,623
Total current assets	59,617	56,052
Assets held for sale	—	700
Property, plant and equipment, net	88,953	86,329
Goodwill	113,697	96,729
Intangible assets, net	17,340	15,710
Deferred tax assets	2,253	1,884
Other long-term assets	666	804
Total assets	$282,526	$258,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,002	$10,002
Accounts payable	23,895	22,820
Accrued income taxes	1,305	774
Accrued and other liabilities	3,786	2,901
Accrued payroll and benefits	5,421	6,024
Total current liabilities	44,409	42,521
Long-term debt	82,352	92,317
Deferred tax liability	9,600	9,045
Other liabilities	10,901	11,293
Total liabilities	147,262	155,176
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 12,337 and 12,342 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively	575	575
Paid-in capital	63,991	63,634
Treasury stock, 37 and 32 shares at cost at September 30, 2009 and March 31, 2009, respectively	(239)	(180)
Restricted stock	(2,229)	(2,904)
Retained earnings	81,861	75,680
Accumulated other comprehensive income (loss)	(8,695)	(33,773)
Total stockholders’ equity	135,264	103,032
Total liabilities and stockholders’ equity	$282,526	$258,208

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,417	$6,807
(Income) loss from discontinued operations	—	170
Income from continuing operations	7,417	6,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,641	5,677
Amortization	882	1,038
Net (gain) loss on disposal of equipment	27	(300)
Increase in non-current deferred compensation	59	43
Stock based compensation expense	1,103	724
Excess tax benefit from stock based compensation	—	(492)
Impairment loss on long-lived assets	28	226
Deferred taxes, net	259	(719)
Net (increase) decrease in accounts receivable	83	3,563
Net (increase) decrease in inventories	(683)	1,563
Net (increase) decrease in prepaid expenses and other	1,321	(2,059)
Net increase (decrease) in accounts payable	(400)	1,671
Net increase (decrease) in accrued liabilities and other	38	(2,638)
Net increase (decrease) in deferred revenues	42	68
Cash provided by operating activities	15,817	15,342
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,189)	(7,482)
Short term (deposits)/refunds on equipment	—	4,278
Net refund of escrow on acquisition of business	177	—
Proceeds from sale of plant and equipment	738	1,675
Cash used in investing activities	(2,274)	(1,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	27,891	19,200
Payments under revolving line of credit	(35,157)	(27,517)
Repayment of long-term debt	(5,000)	(5,000)
Proceeds from issuance of common stock	—	1,045
Excess tax benefit from stock based compensation	—	492
Dividends paid	(1,237)	(1,215)
Net cash used in financing activities	(13,503)	(12,995)
Effect of exchange rate changes on cash	747	(188)
Net increase (decrease) in cash	787	630
Cash and cash equivalents, beginning of period	3,194	4,264
Cash and cash equivalents, end of period	$3,981	$4,894
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,225	$3,724
Income taxes paid, net of refunds received	$1,198	$7,314
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Change in interest rate swap liability fair value	$592	$1,306

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

Goodwill and Intangible Assets:

Goodwill is not amortized and the Company tests goodwill annually, as of the last day of February of each fiscal year, for impairment by comparing the fair value of the reporting unit goodwill to its carrying amount. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Intangible assets with definite useful lives are amortized using the straight-line method, which estimates the economic benefit, over periods of up to thirteen years. Intangible assets are also tested for impairment when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values.

Income Taxes:

Deferred income tax assets and liabilities are provided for temporary differences between the tax basis and reported basis of assets and liabilities that will result in taxable or deductible amounts in future years.

Derivative Financial Instruments:

The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the balance sheet at fair value and recognizing the resulting gains or losses as adjustments to earnings or other comprehensive earnings. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

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

The Company defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements, the Company uses a fair value estimating three-level hierarchy that prioritizes the use of observable inputs. The three levels are:

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

Stock Based Compensation:

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended September 30, 2009 and 2008 was $553 and $357, respectively. The Company’s stock based compensation expense for the six months ended September 30, 2009 and 2008 was $1,103 and $724, respectively.

Subsequent Events:

The Company evaluated subsequent events through November 9, 2009, which is the date the financial statements were issued, and noted no material subsequent events had occurred through this date requiring revision to the financial statements.

New Accounting Pronouncements:

In August 2009, the FASB issued revised accounting guidance to reduce ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or for similar liabilities when traded as assets or a technique based on the amount the entity would pay on the measurement date to transfer an identical liability. This guidance is effective for interim and annual periods ending after August 28, 2009, which for the Company is September 30, 2009. This guidance did not have a material impact on the Company.

In June 2009, the FASB issued revised accounting guidance for consolidation of variable interest entities which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The new guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance is effective for an entity’s first annual reporting period that begins after November 15, 2009, which for the Company is April 1, 2010. This guidance is not expected to have a material impact on the Company.

In June 2009, the FASB issued revised accounting guidance, which establishes the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the U.S. This guidance changes the way U.S. GAAP is referenced. The new guidance is effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted ASC as of July 1, 2009.

2.	Earnings Per Common Share Data

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 430 and 203 shares in the three months ended September 30, 2009 and 2008, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 544 and 205 shares in the six months ended September 30, 2009 and 2008, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2009		2008		2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	12,202	$0.28	12,133	$0.34	12,201	$0.61	12,122	$0.56
Effect of dilutive securities	157	—	311	(0.01)	127	(0.01)	277	(0.01)
Diluted EPS	12,359	$0.28	12,444	$0.33	12,328	$0.60	12,399	$0.55

3.	Inventories

Inventories are comprised of the following:

	September 30, 2009	March 31, 2009
Finished goods	$11,078	$10,957
Work in process	3,039	2,330
Raw materials	5,804	4,997

	19,921	18,284
Inventory reserves	(666)	(745)

	$19,255	$17,539

4.	Debt

The components of the Company’s debt consisted of the following:

	September 30, 2009	March 31, 2009
U.S. Revolving Credit Facility, 1.75% and 2.47% weighted average variable interest rate at September 30, 2009 and March 31, 2009, respectively, due in 2013	$48,000	$53,000
Australian Sub-Facility, 4.70% and 4.65% variable interest rate at September 30, 2009 and March 31, 2009, respectively, due in 2013	9,352	9,317
Term Loan Facility, 1.66% and 2.60% variable interest rate at September 30, 2009 and March 31, 2009, respectively, due in quarterly installments of $2,500 from 2009 to 2013	35,000	40,000
Capital leases	2	2
Less current portion of debt	(10,002)	(10,002)

	$82,352	$92,317

On February 29, 2008 and in connection with the Collotype acquisition, the Company executed a new five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility). The new Credit Facility contains an election to increase the facility by up to an additional $50 million and the Company terminated its previous $50 million credit facility. At September 30, 2009, the aggregate principal amount of $185 million is available under the Credit Facility through: (i) a $110 million five-year revolving credit facility (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40 million five-year revolving credit facility (“Australian Sub-Facility”); and (iii) a $35 million term loan facility (“Term Loan Facility”), which amortizes $10 million per year.

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

Available borrowings under the Credit Facility at September 30, 2009 consisted of $62,000 under the U.S. Revolving Credit Facility and $30,448 under the Australian Sub-Facility. At September 30, 2009, the Company had one outstanding letter of credit totaling $200 for the purchase of equipment.

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

During the three months ended September 30, 2009 and 2008, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 29% and 33% respectively, of the Company’s consolidated net revenues. Approximately 18% and 21% of revenues for the three months ended September 30, 2009 and 2008 respectively, were to the Procter & Gamble Company. Approximately 11% and 12% of revenues for the three months ended September 30, 2009 and 2008 respectively, were to the Miller Brewing Company.

During the six months ended September 30, 2009 and 2008, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 30% and 32% respectively, of the Company’s consolidated net revenues. Approximately 17% and 20% of revenues for the six months ended September 30, 2009 and 2008 respectively, were to the Procter & Gamble Company. Approximately 13% and 12% of revenues for the six months ended September 30, 2009 and 2008 respectively, were to the Miller Brewing Company. In addition, accounts receivable balances of such major customers approximated 9% and 17% of the Company’s total accounts receivable balance at September 30, 2009 and March 31, 2009, respectively.

The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s results of operations and cash flows.

6.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At September 30, 2009, the Company was examined by the Internal Revenue Service through the fiscal year ended March 31, 2007. With a few exceptions, the Company is no longer subject to U.S. federal and state and local examinations by tax authorities for years before fiscal 2005. In Australia, the Company is currently open to examination back to fiscal 1999, and in South Africa, the Company is open to examination back to fiscal 2003.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of September 30, 2009 and March 31, 2009, the Company had a liability of $3,908 and $3,821 respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. The gross amount of interest and penalties associated with the liability at September 30, 2009 and March 31, 2009, respectively, was $1,082 and $926. The total liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheet, as payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $3,908. The Company believes it is reasonably possible that approximately $37 of unrecognized tax benefits as of September 30, 2009 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign and state income tax matters.

7.	Derivative Financial Instruments

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

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 0.75% to 2.00% based on the Company’s leverage ratio. The fixed interest rates at September 30, 2009 were 4.42% and 4.83% on the amortizing and non-amortizing Swaps, respectively. The balance of the amortizing Swap was $28,000 at September 30, 2009.

The Swaps were designated as highly effective cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in other comprehensive earnings and are measured on an ongoing basis. At September 30, 2009 and March 31, 2009, the fair value of the Swaps was a net liability of $2,745 and $3,337, respectively, and was included in other liabilities on the consolidated balance sheet.

In July 2009, the Company entered into a foreign exchange forward contract for $200 to offset the foreign currency exposure associated with the fair value of an Australian dollar firm commitment to purchase equipment. The forward contract expires in December 2009 and is designated as a highly effective fair value hedge with the effective portion of gains and losses recorded in other income and expense and are measured on an ongoing basis. At September 30, 2009, the fair value of the contract was $229. The value of the firm commitment was included in other current assets and the offsetting payable was included in accounts payable on the consolidated balance sheet.

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

At September 30, 2009, $708 was in an escrow account pending resolution of various contingencies primarily related to income taxes for pre-acquisition activities of Collotype. In June 2009, the Company received $177 from the escrow due to the settlement of contingencies related to pre-acquisition activities of Collotype. Any return of escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price.

9.	Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements, the Company uses a fair value estimating three-level hierarchy that prioritizes the use of observable inputs. The three levels are:

Level 1 – Quoted market prices in active markets for identical assets and liabilities

Level 2 – Observable inputs other than quoted market prices in active markets for identical assets and liabilities

Level 3 – Unobservable inputs

The determination of where an asset or liability falls in the hierarchy requires significant judgment.

Derivative Financial Investments

The Company has two interest rate swaps; a $40,000 non-amortizing swap and a $40,000 amortizing swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates (see Note 7). The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in other comprehensive earnings. The Company also has a foreign exchange forward contract for $200 to offset the foreign currency exposure associated with the fair value of an Australian dollar firm commitment to purchase equipment.

		Fair Value Measurements Using
	Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$(2,745)	—	$(2,745)	—
Firm commitment for press purchase	$229	$229	$—	—

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

10.	Comprehensive Income (Loss)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net income	$3,432	$4,113	$7,417	$6,807
Unrealized foreign currency translation gain (loss)	9,499	(19,850)	24,720	(14,473)
Unrealized gain (loss) on interest swaps, net of tax	(314)	(350)	358	799

Total Comprehensive Income (Loss)	$12,617	$(16,087)	$32,495	$(6,867)

11.	Goodwill and Intangible Assets

Goodwill movements consisted of the following:

Balance at March 31, 2009	$96,729
Net refund of escrow on Collotype acquisition	(177)
Currency translation	17,145

Balance at September 30, 2009	$113,697

Intangible assets consisted of the following:

	Customer Relationships	Technology	Total Intangibles
Intangibles – at cost	$2,862	$—	$2,862
Acquisition of Collotype	18,500	1,600	20,100
Currency translation	(979)	(95)	(1,074)
	20,383	1,505	21,888
Accumulated amortization	(4,228)	(320)	(4,548)
Net intangibles at September 30, 2009	$16,155	$1,185	$17,340

12.	Plant Closure Costs

In January 2009, the Company announced plans to consolidate its heat transfer label (HTL) manufacturing business located in Framingham, Massachusetts into its other existing facilities. The transition began immediately with final plant closure occurring in the second quarter of fiscal 2010. In connection with the closure of the Framingham facility, the Company recorded a total charge of $2,553 during its fourth quarter period ending March 31, 2009, consisting of $1,407 in cash charges for employee severance and other termination benefits related to 62 associates and $1,146 in non-cash charges related to asset impairments. In the first half of fiscal 2010, the Company incurred employee retention charges of $274 recorded in selling, general and administrative expense. The remaining liability for employee severance and other termination benefits is expected to be paid by April 2010 and is recorded in accrued liabilities on the consolidated balance sheet. Below is a roll-forward of the reserves for employee severance and other termination benefits:

	Balance March 31, 2009	Amounts Expensed	Amounts Paid	Balance September 30, 2009
Employee Benefits	$1,407	$274	$(1,044)	$637

13.	Corporate Headquarters Relocation

During the third quarter ending December 31, 2009, the Company will relocate its corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility in order to consolidate certain of its employees into existing owned office space. In connection with the relocation, the Company will record an estimated charge of approximately $1.1 to $1.5 million for remaining lease obligations related to its Sharonville facility.

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

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

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

In addition, the current macroeconomic environment has added additional new challenges with the current high rate of unemployment and impact on reduced consumer spending. As a result, sales volumes and pricing is difficult to predict.

In January 2009, the Company announced plans to consolidate its heat transfer label (HTL) manufacturing business located in Framingham, Massachusetts into its other existing facilities. The transition began immediately with final plant closure occurring in the second quarter of fiscal 2010. In connection with the closure of the Framingham facility, the Company recorded a total charge of $2,553 during its fourth quarter period ending March 31, 2009, consisting of $1,407 in cash charges for employee severance and other termination benefits related to 62 associates and $1,146 in non-cash charges related to asset impairments. In the first half of fiscal 2010, the Company incurred employee retention charges of $274 (See Note 12).

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

Results of Operations

Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008:

	2009	2008	$ Change	% Change
Net Revenues	$71,963	$80,637	$(8,674)	(11)%

Revenues for the three months ended September 30, 2009 as compared to the same period of the prior year decreased 11% primarily due to a 8% decline in sales volumes due to market share declines experienced by our customers’ brands, a 2% unfavorable pricing impact due to reduced pricing schedules associated with the new contracts for our three largest customers and a 1% unfavorable foreign exchange impact due to a stronger Australian dollar in the prior year. Volume with our two largest customers remained below prior year and accounted for approximately three-fourths of the volume decline.

	2009	2008	$ Change	% Change
Gross Profit	$12,821	$14,687	$(1,866)	(13)%
% of Revenues	18%	18%

Gross profit decreased $1,866 or 13% compared to the prior year primarily due to the impact of lower sales volumes. Gross margins remained steady at 18% in the second quarter compared to the prior year quarter despite the decline in revenues and start-up inefficiencies related to moving our heat transfer business from Framingham to Scottsburg due to improved operating efficiencies at our Batavia facility and reductions in fixed costs.

	2009	2008	$ Change	% Change
Selling, General & Administrative Expenses	$6,697	$6,952	$(255)	(4)%
% of Revenues	9%	9%

Selling, general and administrative (SG&A) expenses decreased $255 or 4% compared to the prior year due to reductions in headcount and incentive compensation, and other cost decreases partially offset by $126 in acquisition-related expenses. As a percent of revenues, SG&A expenses were steady at 9% compared to the prior year.

Interest Expense and Other (Income) Expense

	2009	2008	$ Change	% Change
Interest Expense	$1,257	$1,855	$(598)	(32)%
Other (Income) Expense, net	$(44)	$(293)	$(249)	(85)%

Interest expense decreased 32% to $1,257 compared to the same period of the prior year as a result of a reduction in bank debt of $23,609 due to debt repayments and lower interest rates. We had $92,354 of debt at September 30, 2009 compared to $115,963 of debt at September 30, 2008. Other (income) expense decreased by $249 from the prior year due to income in the prior year on a mark-to-market adjustment on a hedged payable to purchase a press that expired at the end of fiscal year 2009.

	2009	2008	$ Change	% Change
Income Tax Expense	$1,479	$2,033	$(554)	(27)%

Our effective tax rate decreased from 33% in 2008 to 30% in 2009 due to income in lower tax jurisdictions and the impact of the acquisition tax structure related to the Company’s international operation that was finalized in the fourth quarter of fiscal 2009. Our expected tax rate for fiscal year 2010 is 30%.

	2009	2008	$ Change	% Change
Income (loss) from discontinued operations, net of tax	$—	$(27)	$27	N/M

The sale of Quick Pak was completed on July 2, 2007 and therefore, there were no operations since the sale was completed. However, during the second quarter of 2008, the Company recorded additional state income tax expenses resulting from the sale of Quick Pak.

Six Months Ended September 30, 2009 compared to the Six Months Ended September 30, 2008:

	2009	2008	$ Change	% Change
Net Revenues	$141,621	$160,087	$(18,466)	(12)%

Revenues for the six months ended September 30, 2009 as compared to the same period of the prior year decreased 12% primarily due to an 8% decline in sales volumes due to reduced consumer spending resulting in market share declines experienced by our customers’ brands, a 3% unfavorable foreign exchange impact due to a stronger Australian dollar in the prior year and a 1% unfavorable pricing impact. Volume with our two largest customers remained below prior year and accounted for approximately two-thirds of the volume decline.

	2009	2008	$ Change	% Change
Gross Profit	$25,776	$29,657	$(3,881)	(13)%
% of Revenues	18%	19%

Gross profit decreased $3,881 or 13% compared to the prior year primarily due to the impact of lower sales volumes. Gross margins declined slightly to 18% for the six months ended September 30, 2009 compared to the prior year due to the decline in sales volumes, pricing and start-up inefficiencies related to moving our heat transfer business from Framingham to Scottsburg partially offset by cost reduction actions and improved operating efficiencies at our Batavia facility.

	2009	2008	$ Change	% Change
Selling, General & Administrative Expenses	$12,977	$15,405	$(2,428)	(16)%
% of Revenues	9%	10%

Selling, general and administrative (SG&A) expenses decreased $2,428 or 16% compared to the prior year due to reductions in headcount and incentive compensation, and other cost decreases, partially offset by $274 in employee retention charges related to the Framingham plant closure and $126 in acquisition-related expenses. As a percent of revenues, SG&A expenses were reduced to 9% compared to 10% in the prior year.

Interest Expense and Other (Income) Expense

	2009	2008	$ Change	% Change
Interest Expense	$2,486	$3,994	$(1,508)	(38)%
Other (Income) Expense, net	$(180)	$(378)	$(198)	(52)%

Interest expense decreased 38% to $2,486 compared to the same period of the prior year as a result of a reduction in bank debt due to debt repayments and lower interest rates. Our average outstanding debt during the six months ended September 30, 2009 was $97,337 compared to $123,857 in the prior year. Other (income) expense decreased by $198 from the prior year due to income in the prior year on a mark-to-market adjustment on a hedged payable to purchase a press that expired at the end of fiscal year 2009.

	2009	2008	$ Change	% Change
Income Tax Expense	$3,076	$3,659	$(583)	(16)%

Our effective tax rate decreased from 34% in 2008 to 29% in 2009 due to income in lower tax jurisdictions and the impact of the acquisition tax structure related to the Company’s international operation that was finalized in the fourth quarter of fiscal 2009. Our expected tax rate for fiscal year 2010 is 30%.

	2009	2008	$ Change	% Change
Income (loss) from discontinued operations, net of tax	$—	$(170)	$170	N/M

The sale of Quick Pak was completed on July 2, 2007 and therefore, there were no operations since the sale was completed. However, during the first half of 2008, the Company recorded additional state income tax expenses resulting from the sale of Quick Pak.

Liquidity and Capital Resources

Through the six months ended September 30, 2009, net cash provided by operating activities was $15,817 as compared to $15,342 in the same period of the prior year. The increase in cash flow is primarily due to cash generated from earnings and lower tax and interest payments in the current quarter.

Through the six months ended September 30, 2009, net cash used in investing activities was $2,274 as compared to net cash used of $1,529 in the same period of the prior year. Capital expenditures in the six months ended September 30, 2009 were $3,189 and were partially offset by proceeds from the sale of plant and equipment of $738. Cash used in investing activities in the prior year included capital expenditures of $7,482 related primarily to the expansion of the Company’s manufacturing operations partially offset by net proceeds from the sale of the existing Batavia building and other equipment of $1,675 and refunds of equipment deposits of $4,278.

Through the six months ended September 30, 2009, net cash used in financing activities was $13,503 as compared to $12,995 in the prior year. During the six months ended September 30, 2009, net debt payments were $12,266 compared to $13,317 in the prior year.

On February 29, 2008 and in connection with the Collotype acquisition, the Company executed a new five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility). The new Credit Facility contains an election to increase the facility by up to an additional $50 million and the Company terminated its previous $50 million credit facility. At September 30, 2009, the aggregate principal amount of $185 million is available under the Credit Facility through: (i) a $110 million five-year revolving credit facility (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40 million five-year revolving credit facility (“Australian Sub-Facility”); and (iii) a $35 million term loan facility (“Term Loan Facility”), which amortizes $10 million per year.

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

Available borrowings under the Credit Facility at September 30, 2009 consisted of $62,000 under the U.S. Revolving Credit Facility and $30,448 under the Australian Sub-Facility. At September 30, 2009, the Company had one outstanding letter of credit totaling $200 for the purchase of equipment.

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

We believe that we have both sufficient short and long term liquidity and financing. We had a working capital position of $15,208 and $13,531 at September 30, 2009 and March 31, 2009, respectively and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes Multi-Color’s contractual obligations as of September 30, 2009:

Aggregated Information about Contractual Obligations and Other Commitments for Continuing Operations:

September 30, 2009	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Total debt	$92,354	$10,002	$10,000	$10,000	$62,352	$—	$—

Interest on total debt (1)	11,725	3,971	3,583	3,017	1,154	—	—

Rent due under operating leases	24,164	3,954	3,790	3,407	3,278	3,250	6,485

Unconditional purchase obligations	1,421	1,267	154	—	—	—	—

Pension and post retirement obligations	729	13	24	36	60	49	547

Deferred compensation (2)	742	—	435	237	—	—	70

Unrecognized tax benefits (3)	—	—	—	—	—	—	—

Total Contractual Cash Obligations	$131,135	$19,207	$17,986	$16,697	$66,844	$3,299	$7,102

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of September 30, 2009.

(2)	The more than 5 years column includes $70 of deferred compensation obligations for which the timing of such payments are not determinable.

(3)	The table excludes $3,908 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2009.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

During the quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting.

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

Part II - Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – The Company had no material changes to the Risk Factors disclosed in the Company’s Form 10-K for the year ended March 31, 2009

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on August 13, 2009. At the meeting, the shareholders voted on the following items:

1.	Election of the following directors:

	Votes for	Votes withheld
Robert R. Buck	10,530,981	262,297
Charles B. Connolly	10,631,950	161,328
Francis D. Gerace	10,463,161	330,117
Lorrence T. Kellar	9,590,865	1,202,413
Roger A. Keller	10,021,804	771,474
Thomas M. Mohr	10,761,142	32,136
Nigel A. Vinecombe	10,707,004	86,274

2.	Ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accountants for fiscal 2010 (10,138,129 votes for, 19,531 votes against, 635,618 votes withheld).

Item 5.	Other Information – None

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: November 9, 2009	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President Finance,
Chief Financial Officer and Secretary