Form 10-Q
period 2009-12-31
MULTI COLOR Corp
filed 2010-02-09
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File #0-16148

Multi-Color Corporation

(Exact name of Registrant as specified in its charter)

OHIO	31-1125853
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4053 Clough Woods Dr.

Batavia, Ohio 45103

(Address of principal executive offices)

50 E-Business Way, Suite 400

Sharonville, Ohio 45241

(Former address, if changed since last report)

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

Common shares, no par value – 12,220,043 (as of January 29, 2010)

MULTI-COLOR CORPORATION

FORM 10-Q

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Net revenues	$65,981	$62,644	$207,602	$222,731
Cost of revenues	54,622	52,369	170,467	182,799

Gross profit	11,359	10,275	37,135	39,932
Selling, general and administrative expenses	6,321	5,930	19,037	21,335
Facility closure expenses	1,214	—	1,475	—

Operating income	3,824	4,345	16,623	18,597
Interest expense	1,152	1,557	3,638	5,551
Other (income) expense, net	(107)	22	(287)	(356)

Income from continuing operations before income taxes	2,779	2,766	13,272	13,402
Income tax expense	580	1,160	3,656	4,819

Net income from continuing operations	2,199	1,606	9,616	8,583
Income (loss) from discontinued operations, net of tax	—	—	—	(170)

Net Income	$2,199	$1,606	$9,616	$8,413

Basic earnings per common share:
Income from continuing operations	$0.18	$0.13	$0.79	$0.71
Income (loss) from discontinued operations	$—	$—	$—	($0.01)

Basic earnings per common share	$0.18	$0.13	$0.79	$0.70

Diluted earnings per common share:
Income from continuing operations	$0.18	$0.13	$0.78	$0.69
Income (loss) from discontinued operations	$—	$—	$—	($0.01)

Diluted earnings per common share	$0.18	$0.13	$0.78	$0.68

Dividends per common share	$0.05	$0.05	$0.15	$0.15
Weighted average shares and equivalents outstanding:
Basic	12,215	12,195	12,206	12,146
Diluted	12,324	12,344	12,327	12,498

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 31, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,259	$3,194
Accounts receivable, net of allowance of $678 and $634 at December 31, 2009 and March 31, 2009, respectively	29,655	29,982
Inventories	21,264	17,539
Deferred tax assets	2,111	1,714
Prepaid expenses and other	3,066	3,623

Total current assets	61,355	56,052
Assets held for sale	—	700
Property, plant and equipment, net	87,271	86,329
Goodwill	115,377	96,729
Intangible assets, net	17,070	15,710
Deferred tax assets	2,145	1,884
Other long-term assets	599	804

Total assets	$283,817	$258,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,002	$10,002
Accounts payable	25,740	22,820
Accrued income taxes	1,699	774
Accrued and other liabilities	2,577	2,901
Accrued payroll and benefits	4,708	6,024

Total current liabilities	44,726	42,521
Long-term debt	77,849	92,317
Deferred tax liability	9,877	9,045
Other liabilities	11,551	11,293

Total liabilities	144,003	155,176
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 12,361 and 12,342 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively	577	575
Paid-in capital	64,516	63,634
Treasury stock, 37 and 32 shares at cost at December 31, 2009 and March 31, 2009, respectively	(239)	(180)
Restricted stock	(2,141)	(2,904)
Retained earnings	83,446	75,680
Accumulated other comprehensive income (loss)	(6,345)	(33,773)

Total stockholders’ equity	139,814	103,032

Total liabilities and stockholders’ equity	$283,817	$258,208

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,616	$8,413
(Income) loss from discontinued operations	—	170

Income from continuing operations	9,616	8,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,508	8,501
Amortization	1,358	1,436
Net (gain) loss on disposal of equipment	27	(252)
Increase in non-current deferred compensation	88	74
Stock based compensation expense	1,648	1,272
Excess tax benefit from stock based compensation	—	(495)
Impairment loss on long-lived assets	34	226
Leasehold impairments included in facility closure expenses	689	—
Deferred taxes, net	274	363
Net (increase) decrease in accounts receivable	2,818	11,320
Net (increase) decrease in inventories	(2,637)	304
Net (increase) decrease in prepaid expenses and other	673	(2,299)
Net increase (decrease) in accounts payable	1,359	(2,904)
Net increase (decrease) in accrued liabilities and other	(752)	(5,532)
Net increase (decrease) in deferred revenues	(39)	18

Cash provided by operating activities	23,664	20,615

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,659)	(9,092)
Short term (deposits)/refunds on equipment	—	6,003
Net refund of escrow on acquisition of business	235	—
Proceeds from sale of plant and equipment	742	1,726

Cash used in investing activities	(3,682)	(1,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	43,891	34,400
Payments under revolving line of credit	(53,374)	(46,070)
Repayment of long-term debt	(7,500)	(7,500)
Proceeds from issuance of common stock	38	1,045
Excess tax benefit from stock based compensation	—	495
Dividends paid	(1,851)	(1,827)

Net cash used in financing activities	(18,796)	(19,457)
Effect of exchange rate changes on cash	879	(526)

Net increase (decrease) in cash	2,065	(731)
Cash and cash equivalents, beginning of period	3,194	4,264

Cash and cash equivalents, end of period	$5,259	$3,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$3,256	$5,263
Income taxes paid, net of refunds received	$2,174	$7,484
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Change in interest rate swap liability fair value	$961	$(3,451)

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except per share data)

Item 1.	Financial Statements (continued)

1. Description of Business and Significant Accounting Policies

The Company:

Multi-Color Corporation (the Company), headquartered in Batavia, Ohio, supplies a complete line of label solutions and offers a variety of technical and graphic services and engravings to leading producers of home and personal care, wine and spirits, food and beverage and specialty consumer products. The Company has manufacturing facilities located in the United States, Australia, and South Africa.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period balances have been reclassified to conform to current year classifications.

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

Stock Based Compensation:

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended December 31, 2009 and 2008 was $545 and $548, respectively. The Company’s stock based compensation expense for the nine months ended December 31, 2009 and 2008 was $1,648 and $1,272, respectively.

Subsequent Events:

The Company evaluated subsequent events through February 9, 2010, which is the date the financial statements were issued, and noted no material subsequent events had occurred through this date requiring revision to the financial statements.

New Accounting Pronouncements:

In December 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance requiring companies to provide expanded disclosures for the assets of postretirement benefit plans, including defined benefit pension plans. Companies are required to disclose how investment decisions are made, including factors necessary to understand investment policies and strategies, the major categories of plan assets and the inputs, techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This guidance is effective for annual periods ending after December 15, 2009, which for the Company is March 31, 2010. The Company is assessing the impact of this guidance on its financial statements.

In August 2009, the FASB issued revised accounting guidance to reduce ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or for similar liabilities when traded as assets or a technique based on the amount the entity would pay on the measurement date to transfer an identical liability. This guidance became effective for interim and annual periods ending after August 28, 2009, which for the Company was September 30, 2009. This guidance did not have a material impact on the Company.

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

2. Earnings Per Common Share Data

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 585 and 427 shares in the three months ended December 31, 2009 and 2008, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 558 and 279 shares in the nine months ended December 31, 2009 and 2008, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic and diluted EPS computations (shares in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2009		2008		2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	12,215	$0.18	12,195	$0.13	12,206	$0.79	12,146	$0.70
Effect of dilutive securities	109	—	149	—	121	(0.01)	352	(0.02)

Diluted EPS	12,324	$0.18	12,344	$0.13	12,327	$0.78	12,498	$0.68

3. Inventories

Inventories are comprised of the following:

	December 31, 2009	March 31, 2009
Finished goods	$11,876	$10,957
Work in process	3,538	2,330
Raw materials	6,662	4,997

	22,076	18,284
Inventory reserves	(812)	(745)

	$21,264	$17,539

4. Debt

The components of the Company’s debt consisted of the following:

	December 31, 2009	March 31, 2009
U.S. Revolving Credit Facility, 1.81% and 2.47% weighted average variable interest rate at December 31, 2009 and March 31, 2009, respectively, due in 2013	$49,600	$53,000
Australian Sub-Facility, 5.57% and 4.65% variable interest rate at December 31, 2009 and March 31, 2009, respectively, due in 2013	5,749	9,317
Term Loan Facility, 1.63% and 2.60% variable interest rate at December 31, 2009 and March 31, 2009, respectively, due in quarterly installments of $2,500 from 2009 to 2013	32,500	40,000
Capital leases	2	2
Less current portion of debt	(10,002)	(10,002)

	$77,849	$92,317

On February 29, 2008 and in connection with the Collotype acquisition, the Company executed a new five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility). The new Credit Facility contains an election to increase the facility by up to an additional $50 million and the Company terminated its previous $50 million credit facility. At December 31, 2009, the aggregate principal amount of $182.5 million is available under the Credit Facility through: (i) a $110 million five-year revolving credit facility (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40 million five-year revolving credit facility (“Australian Sub-Facility”); and (iii) a $32.5 million term loan facility (“Term Loan Facility”), which amortizes $10 million per year.

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

Available borrowings under the Credit Facility at December 31, 2009 consisted of $60,400 under the U.S. Revolving Credit Facility and $34,251 under the Australian Sub-Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which requires the Company to maintain the following financial covenants: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.25 to 1.00, stepping down to 3.00 to 1.00 at December 31, 2010 and for each fiscal quarter thereafter; and (iii) a minimum consolidated interest charge coverage ratio of 3.50 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, except for real property. The Company is in compliance with all covenants under the Credit Facility.

5. Major Customers

During the three months ended December 31, 2009 and 2008, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 26% and 33% respectively, of the Company’s consolidated net revenues. Approximately 18% and 19% of revenues for the three months ended December 31, 2009 and 2008 respectively, were to the Procter & Gamble Company. Approximately 8% and 14% of revenues for the three months ended December 31, 2009 and 2008 respectively, were to the Miller Brewing Company.

During the nine months ended December 31, 2009 and 2008, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 29% and 33% respectively, of the Company’s consolidated net revenues. Approximately 18% and 20% of revenues for the nine months ended December 31, 2009 and 2008 respectively, were to the Procter & Gamble Company. Approximately 11% and 13% of revenues for the nine months ended December 31, 2009 and 2008 respectively, were to the Miller Brewing Company. In addition, accounts receivable balances of such major customers approximated 6% and 17% of the Company’s total accounts receivable balance at December 31, 2009 and March 31, 2009, respectively.

The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s results of operations and cash flows.

6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At December 31, 2009, the Company was examined by the Internal Revenue Service through the fiscal year ended March 31, 2007. With a few exceptions, the Company is no longer subject to U.S. federal and state and local examinations by tax authorities for years before fiscal 2005. In Australia, the Company is currently open to examination back to fiscal 1999, and in South Africa, the Company is open to examination back to fiscal 2003.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of December 31, 2009 and March 31, 2009, the Company had a liability of $3,918 and $3,821 respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. The gross amount of interest and penalties associated with the liability at December 31, 2009 and March 31, 2009, respectively, was $1,164 and $926. The total liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheet, as payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $3,918. The Company believes it is reasonably possible that approximately $38 of unrecognized tax benefits as of December 31, 2009 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign and state income tax matters.

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

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 0.75% to 2.00% based on the Company’s leverage ratio. The fixed interest rates at December 31, 2009 were 4.42% and 4.83% on the amortizing and non-amortizing Swaps, respectively. The balance of the amortizing Swap was $26,000 at December 31, 2009.

The Swaps were designated as highly effective cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in other comprehensive earnings and are measured on an ongoing basis. At December 31, 2009 and March 31, 2009, the fair value of the Swaps was a net liability of $2,376 and $3,337, respectively, and was included in other liabilities on the consolidated balance sheet.

In July 2009, the Company entered into a foreign exchange forward contract for $200 to offset the foreign currency exposure associated with the fair value of an Australian dollar firm commitment to purchase equipment. In November 2009, this forward contract was settled with no material impact to the Company’s consolidated financial statements.

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

At December 31, 2009, $666 was in an escrow account pending resolution of various contingencies primarily related to income taxes for pre-acquisition activities of Collotype. Through the nine months ended December 31, 2009, the Company received $235 from the escrow due to the settlement of contingencies related to pre-acquisition activities of Collotype. Any return of escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price.

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

Derivative Financial Instruments

The Company has two interest rate swaps; a $40,000 non-amortizing swap and a $40,000 amortizing swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates (see Note 7). The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in other comprehensive earnings.

	Fair Value at December 31, 2009	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$(2,376)	—	$(2,376)	—

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

10. Comprehensive Income (Loss)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Net income	$2,199	$1,606	$9,616	$8,413
Unrealized foreign currency translation gain (loss)	2,128	(10,233)	26,848	(24,695)
Unrealized gain (loss) on interest swaps, net of tax	223	(2,890)	581	(2,091)

Total Comprehensive Income (Loss)	$4,550	$(11,517)	$37,045	$(18,373)

11. Goodwill and Intangible Assets

Goodwill movements consisted of the following:

Balance at March 31, 2009	$96,729
Net refunds of escrow on Collotype acquisition	(235)
Currency translation	18,883

Balance at December 31, 2009	$115,377

Intangible assets consist of the following:

	Customer Relationships		Technology		Total
	December 31, 2009	March 31, 2009	December 31, 2009	March 31, 2009	December 31, 2009	March 31, 2009
Intangibles – at cost	$18,065	$20,822	$1,311	$1,548	$19,376	$22,370
Foreign exchange	2,509	(2,757)	211	(237)	2,720	(2,994)

	20,574	18,065	1,522	1,311	22,096	19,376
Accumulated amortization	(4,650)	(3,447)	(376)	(219)	(5,026)	(3,666)

Net intangibles	$15,924	$14,618	$1,146	$1,092	$17,070	$15,710

12. Facility Closure Expenses

In January 2009, the Company announced plans to consolidate its heat transfer label (HTL) manufacturing business located in Framingham, Massachusetts into its other existing facilities. The transition began immediately with final plant closure occurring in the second quarter of fiscal 2010. In connection with the closure of the Framingham facility, the Company recorded a total charge of $2,553 during its fourth quarter period ending March 31, 2009, consisting of $1,407 in cash charges for employee severance and other termination benefits related to 62 associates and $1,146 in non-cash charges related to asset impairments. During the nine month period ended December 2009, the Company incurred employee retention charges of $261 recorded in selling, general and administrative expense. The remaining liability for employee severance and other termination benefits is expected to be paid by April 2010 and is recorded in accrued liabilities on the consolidated balance sheet. Below is a roll-forward of the reserves for employee severance and other termination benefits:

	Balance March 31, 2009	Amounts Expensed	Amounts Paid	Balance December 31, 2009
Employee Benefits	$1,407	$261	$(1,451)	$217

During the three months ending December 31, 2009, the Company relocated its corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility in order to consolidate certain of its employees into existing owned office space. The lease for the Sharonville, Ohio location expires in April 2017. In connection with the relocation, the Company recorded a charge of $1,214 million for remaining lease obligations and other costs related to its Sharonville facility.

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

During the three month period ended December 31, 2009, the Company experienced a decline in its market capitalization due to a decline in the value of its stock price. As a result, the Company completed an interim step one goodwill impairment test which indicated that the estimated fair value of its reporting unit exceeded carrying value by approximately $34,500 or 25%. The Company will complete its annual test during the fourth quarter of fiscal year 2010 in accordance with its goodwill policy, the result of which could depend, among other things, on the value of the Company’s stock price and resulting market capitalization and projected future operating results.

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

In addition, the current macroeconomic environment has added additional new challenges with the current high rate of unemployment and impact on reduced consumer spending. As a result, sales volumes and pricing are difficult to predict.

During the three months ending December 31, 2009, the Company relocated its corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility in order to consolidate certain of its employees into existing owned office space. The lease for the Sharonville, Ohio location expires in April 2017. In connection with the relocation, the Company recorded a charge of $1,214 million for remaining lease obligations and other costs related to its Sharonville facility.

In January 2009, the Company announced plans to consolidate its heat transfer label (HTL) manufacturing business located in Framingham, Massachusetts into its other existing facilities. The transition began immediately with final plant closure occurring in the second quarter of fiscal 2010. In connection with the closure of the Framingham facility, the Company recorded a total charge of $2,553 during its fourth quarter period ending March 31, 2009, consisting of $1,407 in cash charges for employee severance and other termination benefits related to 62 associates and $1,146 in non-cash charges related to asset impairments. In the nine months ended December 31, 2009, the Company incurred employee retention charges of $261 (See Note 12).

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

Results of Operations

Three Months Ended December 31, 2009 compared to the Three Months Ended December 31, 2008:

	2009	2008	$ Change	% Change

Net Revenues	$65,981	$62,644	$3,337	5%

Revenues for the three months ended December 31, 2009 as compared to the same period of the prior year increased 5% primarily due to a 9% favorable foreign exchange impact due to a stronger Australian dollar in the current year, offset by a 2% decline in sales volumes due primarily to a significant decline in sales with a customer as a result of brands that were moved to facilities that are being supplied by a competitor and a 2% unfavorable pricing impact due to reduced pricing schedules associated with the new contracts for our three largest customers.

	2009	2008	$ Change	% Change

Gross Profit	$11,359	$10,275	$1,084	11%
% of Revenues	17%	16%

Gross profit increased $1,084 or 11% compared to the prior year primarily due to favorable foreign exchange, partially offset by lower sales volume and pricing. Gross margins increased from 16% to 17% in the third quarter compared to the prior year quarter due to foreign exchange, improved operating efficiencies at our Batavia facility and reductions in fixed costs, partially offset by start-up inefficiencies related to moving our heat transfer business from Framingham to Scottsburg.

	2009	2008	$ Change	% Change

Selling, General & Administrative Expenses	$6,321	$5,930	$391	7%
% of Revenues	10%	10%
Facility Closure Expense	$1,214	$—	$1,214	100%
% of Revenues	2%	N/A

Selling, general and administrative (SG&A) expenses increased $391 or 7% compared to the prior year due to foreign exchange partially offset by reductions in headcount and incentive compensation, and other cost decreases. In the prior year quarter, the Company incurred $192 of acquisition related expenses. As a percent of revenues, SG&A expenses remained steady at 10% in both periods.

During the three months ending December 31, 2009, the Company relocated its corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility in order to consolidate certain of its employees into existing owned office space. In connection with the relocation, the Company recorded a charge of $1,214 million for remaining lease obligations and other costs related to its Sharonville facility.

Interest Expense and Other (Income) Expense

	2009	2008	$ Change	% Change

Interest Expense	$1,152	$1,557	$(405)	(26)%
Other (Income) Expense, net	$(107)	$22	$129	N/M

Interest expense decreased 26% to $1,152 compared to the same period of the prior year as a result of a reduction in bank debt of $20,740 due to debt repayments and lower interest rates. We had $87,851 of debt at December 31, 2009 compared to $108,591 of debt at December 31, 2008. Other (income) expense increased by $129 from the prior year due to income in the prior year on a mark-to-market adjustment on a hedged payable to purchase a press that expired at the end of fiscal year 2009.

	2009	2008	$ Change	% Change

Income Tax Expense	$580	$1,160	$(580)	(50)%

Our effective tax rate decreased from 42% in 2008 to 21% in 2009 due primarily to the impact of the acquisition tax structure related to the Company’s international operation that was finalized in the fourth quarter of fiscal 2009 and income in lower tax jurisdictions. The current quarter also includes a U.S. tax benefit related to the $1,214 corporate facility closure charge. Our expected tax rate for fiscal year 2010 is 28%.

Nine Months Ended December 31, 2009 compared to the Nine Months Ended December 31, 2008:

	2009	2008	$ Change	% Change

Net Revenues	$207,602	$222,731	$(15,129)	(7)%

Revenues for the nine months ended December 31, 2009 as compared to the same period of the prior year decreased 7% primarily due to a 5% decline in sales volumes due to reduced consumer spending resulting in market share declines experienced by our customers’ brands and a significant decline in sales with a customer as a result of brands that were moved to facilities that are being supplied by a competitor, a 1% unfavorable foreign exchange impact due to a stronger Australian dollar in the prior year and a 1% unfavorable pricing impact. Volume with our two largest customers remained below prior year and accounted for approximately three-fourths of the volume decline.

	2009	2008	$ Change	% Change

Gross Profit	$37,135	$39,932	$(2,797)	(7)%
% of Revenues	18%	18%

Gross profit decreased $2,797 or 7% compared to the prior year primarily due to the impact of lower sales volumes. Gross margins were steady at 18% for the nine months ended December 31, 2009 compared to the prior year as the impact of the revenue decline and start-up inefficiencies related to moving our heat transfer business from Framingham to Scottsburg were partially offset by improved operating efficiencies at our Batavia facility and reductions in fixed costs.

	2009	2008	$ Change	% Change

Selling, General & Administrative Expenses	$19,037	$21,335	$(2,298)	(11)%
% of Revenues	9%	10%
Facility Closure Expense	$1,475	$—	$1,475	100%
% of Revenues	1%	N/A

Selling, general and administrative (SG&A) expenses decreased $2,298 or 11% compared to the prior year due to reductions in headcount and incentive compensation, and other cost decreases. As a percent of revenues, SG&A expenses were reduced to 9% compared to 10% in the prior year.

During the three months ending December 31, 2009, the Company relocated its corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility in order to consolidate certain of its employees into existing owned office space. In connection with the relocation, the Company recorded a charge of $1,214 million for remaining lease obligations and other costs related to its Sharonville facility. The Company also recorded $261 in employee retention charges related to the Framingham plant closure.

Interest Expense and Other (Income) Expense

	2009	2008	$ Change	% Change

Interest Expense	$3,638	$5,551	$(1,913)	(34)%
Other (Income) Expense, net	$(287)	$(356)	$(69)	(19)%

Interest expense decreased 34% to $3,638 compared to the same period of the prior year as a result of a reduction in bank debt due to debt repayments and lower interest rates. Our average outstanding debt during the nine months ended December 31, 2009 was $95,085 compared to $120,172 in the prior year.

	2009	2008	$ Change	% Change

Income Tax Expense	$3,656	$4,819	$(1,163)	(24)%

Our effective tax rate decreased from 36% in 2008 to 28% in 2009 due to the impact of the acquisition tax structure related to the Company’s international operations that was finalized in the fourth quarter of fiscal 2009 and income in lower tax jurisdictions. Our expected tax rate for fiscal year 2010 is 28%.

	2009	2008	$ Change	% Change

Income (loss) from discontinued operations, net of tax	$—	$(170)	$170	N/M

The sale of Quick Pak was completed on July 2, 2007 and therefore, there were no operations since the sale was completed. However, during the first half of 2008, the Company recorded additional state income tax expenses resulting from the sale of Quick Pak.

Liquidity and Capital Resources

Through the nine months ended December 31, 2009, net cash provided by operating activities was $23,664 as compared to $20,615 in the same period of the prior year. The increase in cash flow is primarily due to cash generated from earnings and lower tax and interest payments in the current year partially offset by higher inventory balances.

Through the nine months ended December 31, 2009, net cash used in investing activities was $3,682 as compared to net cash used of $1,363 in the same period of the prior year. Capital expenditures in the nine months ended December 31, 2009 were $4,659 and were partially offset by proceeds from the sale of plant and equipment of $742. Cash used in investing activities in the prior year included capital expenditures of $9,092 related primarily to the expansion of the Company’s manufacturing operations partially offset by net proceeds from the sale of the existing Batavia building and other equipment of $1,726 and refunds of equipment deposits of $6,003.

Through the nine months ended December 31, 2009, net cash used in financing activities was $18,796 as compared to $19,457 in the prior year. During the nine months ended December 31, 2009, net debt payments were $16,983 compared to $19,170 in the prior year.

On February 29, 2008 and in connection with the Collotype acquisition, the Company executed a new five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility). The new Credit Facility contains an election to increase the facility by up to an additional $50 million and the Company terminated its previous $50 million credit facility. At December 31, 2009, the aggregate principal amount of $182.5 million is available under the Credit Facility through: (i) a $110 million five-year revolving credit facility (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40 million five-year revolving credit facility (“Australian Sub-Facility”); and (iii) a $32.5 million term loan facility (“Term Loan Facility”), which amortizes $10 million per year.

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

Available borrowings under the Credit Facility at December 31, 2009 consisted of $60,400 under the U.S. Revolving Credit Facility and $34,251 under the Australian Sub-Facility.

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

We believe that we have both sufficient short and long term liquidity and financing. We had a working capital position of $16,629 and $13,531 at December 31, 2009 and March 31, 2009, respectively and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes Multi-Color’s contractual obligations as of December 31, 2009:

Aggregated Information about Contractual Obligations and Other Commitments for Continuing Operations:

December 31, 2009	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years

Total debt	$87,851	$10,002	$10,000	$10,000	$57,849	$—	$—

Interest on total debt (1)	10,692	3,779	3,387	3,070	456	—	—

Rent due under operating leases	24,891	4,122	3,731	3,558	3,467	3,426	6,587

Unconditional purchase obligations	1,210	1,210	—	—	—	—	—

Pension and post retirement obligations	729	13	24	36	60	49	547

Deferred compensation (2)	772	—	698	—	—	—	74

Unrecognized tax benefits (3)	—	—	—	—	—	—	—

Total Contractual Cash Obligations	$126,145	$19,126	$17,840	$16,664	$61,832	$3,475	$7,208

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of December 31, 2009.
(2)	The more than 5 years column includes $74 of deferred compensation obligations for which the timing of such payments are not determinable.
(3)	The table excludes $3,918 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2009.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

During the quarter ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting.

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

Part II - Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – The Company had no material changes to the Risk Factors disclosed in the Company’s Form 10-K for the year ended March 31, 2009, except for the following:

We have a significant amount of goodwill and other intangible assets on our balance sheet; an impairment of our goodwill or other intangible assets may adversely affect our operating results.

As of December 31, 2009, we had approximately $132 million of goodwill and intangible assets on our balance sheet, the value of which depends on a number of factors, including earnings growth, market capitalization and the overall success of our business. Accounting standards require us to test goodwill annually for impairment, and more frequently when events or circumstances indicate impairment may exist. There can be no assurance that future reviews of our goodwill and other intangible assets will not result in impairment charges. Although it does not affect cash flow, an impairment charge does have the effect of decreasing our earnings, assets and shareholders’ equity.

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

Multi-Color Corporation (Registrant)

Date: February 9, 2010	By:	/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President Finance,
Chief Financial Officer and Secretary