Form 10-K
period 2010-03-31
MULTI COLOR Corp
filed 2010-06-14
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16148

MULTI-COLOR CORPORATION

Incorporated in the State of Ohio	IRS Employer Identification Number 31-1125853

4053 Clough Woods Dr.

Batavia, OH 45103

(Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $116,089,000 based upon the closing price of $15.43 per share of Common Stock on the NASDAQ Global Select Market as of September 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

As of May 28, 2010, 12,279,947 shares of no par value Common Stock were issued and 12,236,963 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2010 Annual Meeting of Shareholders to be held on August 11, 2010 are incorporated by reference into Parts II and III of Form 10-K.

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions in the U.S. and abroad; the ability to consummate and successfully integrate acquisitions; the ability to manage foreign operations; currency exchange rate fluctuations; the retention, success and financial condition of the Company’s significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; the Company’s ability to maintain an effective system of internal control; availability, terms and development of capital and credit; cost and price changes; raw material cost pressures; availability of raw materials; ability to pass raw material cost increases to its customers; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations, legal proceedings and developments; risk associated with significant leverage; increases in general interest rate levels affecting the Company’s interest costs; ability to manage global political uncertainty; and terrorism and political unrest.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Multi-Color Corporation (“Multi-Color,” “MCC,” “We,” “Us,” “Our” or “the Company”), established in 1916, is a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home and personal care, wine and spirit, food and beverage and specialty consumer products. MCC serves international brand owners in North, Central and South America, Australia, New Zealand and South Africa via a comprehensive range of the latest Label Technologies in Pressure Sensitive, Cut and Stack, In-Mold, Shrink Sleeve and Heat Transfer. MCC employs approximately 1,100 associates at 12 facilities globally and is a public company trading on the NASDAQ Global Select Market (company symbol: LABL).

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

The Company is an Ohio-based corporation that was incorporated in 1985, succeeding the predecessor business. Our corporate offices are located at 4053 Clough Woods Drive, Batavia, Ohio 45103 and our telephone number is (513) 381-1480.

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

PRODUCTS AND SERVICES

The Company provides a wide range of products for the packaging needs of our customers and is one of the world’s largest producers of high quality pressure sensitive, in-mold and heat transfer labels, and a major manufacturer of glue-applied and shrink sleeve labels. The Company also provides a full complement of print methods including flexographic, lithographic, rotogravure and digital, plus in-house pre-press services.

Pressure Sensitive Labels:

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

In-Mold Labels:

The in-mold label (IML) process applies a label to a plastic container as the container is being formed in the mold cavity. The finished IML product is a finely detailed label that performs consistently well for plastic container manufacturers and adds marketing value and product security for consumer product companies.

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

Glue-Applied Labels:

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

Heat Transfer Labels (HTLs):

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

Graphic Services:

In 1991, we were the first gravure printer in the U.S. to produce printing cylinders digitally without the use of film. Our Erlanger, Kentucky facility utilized a laser-exposing and chemical-engraved cylinder process developed by Think Laboratories in Japan. In February 2010, the Company entered into a supply agreement to fulfill its gravure cylinder requirements. As a part of the agreement, the Company sold certain assets associated with the manufacturing of gravure cylinders. The Erlanger facility is currently held for sale. Additionally, our Norway, Michigan facility utilizes a mechanical engraving process to produce print cylinders.

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

Our research and development expenditures totaled approximately $2,658,000 in 2010, $3,426,000 in 2009, and $3,165,000 in 2008.

SALES AND MARKETING

We provide a complete line of label solutions and a variety of technical and graphic services. Our vision is to be the premier global resource of decorating solutions. We sell to a broad range of consumer product, food, beverage and wine and spirit companies located in North and South America, Australia and New Zealand, and South Africa. Our sales strategy is a consultative selling approach. Our sales organization reviews the requirements of the container and offers a number of alternative decorating methods. Our customers view us as an expert source of materials, methods and technologies with the ability to offer the most cost effective solution.

We have continued to make progress in expanding our customer base and portfolio of products, services and manufacturing locations in order to address issues related to customer concentration. During 2010, 2009 and 2008, sales to major customers (those with 10% or more of the Company’s net revenues) approximated 28%, 32% and 51%, respectively of the Company’s consolidated net revenues. Approximately 18%, 19% and 33% of sales in 2010, 2009 and 2008, respectively, were to the Procter & Gamble Company; approximately 10%, 13% and 18% of sales in 2010, 2009 and 2008, respectively, were to the Miller Brewing Company. Sales concentration with our major customers has been significantly reduced since we have added new customers and products with our acquisition of Collotype which has manufacturing operations in Australia, South Africa and California.

MANUFACTURING

We currently have 12 manufacturing facilities across the U.S., Australia and South Africa. Our wide range of capabilities and versatility facilitates our ability to respond quickly and effectively to changing customer needs. Our current printing equipment consists of gravure, offset, flexographic, letterpress and digital presses and label finishing operations. As part of a manufacturing expansion, plants in Troy and Batavia, Ohio were consolidated into a new and larger facility in Batavia, Ohio. The pre-existing Batavia facility was sold in June 2008 and the Troy facility was sold in July 2009. In July 2009, we closed our Framingham manufacturing facility and the business was transitioned into our Batavia, Ohio and Scottsburg, Indiana facilities. In February, 2010, the Company entered into a supply agreement to fulfill gravure cylinder requirements. As a part of the agreement, the Company sold certain assets associated with the manufacturing of gravure cylinders. The Erlanger facility is currently held for sale. The Norway, Michigan, Watertown and Green Bay, Wisconsin and Adelaide, South Australia plants are ISO 9001 certified.

At March 31, 2010, our backlog was approximately $13,615,000 ($11,735,000 in 2009). The backlog at March 31, 2010 represents one to two weeks of production volume at current staffing levels and is expected to be completed in the next fiscal year.

EMPLOYEES

As of March 31, 2010, we had approximately 1,113 permanent employees and 73 temporary employees, of which 77 are represented by the Graphics Communications Conference of the International Brotherhood of Teamsters Local 77P. The related labor contracts with this union expire in July 2010 and June 2011. We consider our labor relations to be good and have not experienced any work stoppages during the previous decade. All human resource and compensation systems have been developed to align our objectives with the goals of our shareholders.

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

On February 29, 2008, we completed our largest acquisition to date when we purchased Collotype headquartered in Adelaide, South Australia. This acquisition added a substantial number of new customers, increased our position in the pressure sensitive label category, and expanded our geographic footprint with operations in Australia, South Africa and California, as well as expanding our market position in the wine and spirit industry. See Note 16 to our consolidated financial statements for geographic information relating to our net revenues and long-lived assets.

COMPETITION

We have a large number of competitors in the pressure sensitive and glue-applied label markets and several competitors in each of the IML, shrink sleeve, and HTL markets. Some of these competitors in the pressure sensitive and glue-applied label markets have greater financial and other resources than us. The competitors in IML, shrink sleeve and HTL markets are either private companies or subsidiaries of public companies and we cannot assess the financial resources of these organizations. We could be adversely affected should a competitor develop labels similar or technologically superior to our labels. We believe competition is principally dependent upon product performance, service, pricing, technical support and innovation.

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

For the fiscal year ended March 31, 2010, two customers accounted for approximately 28% of our consolidated sales and our top twenty-five customers accounted for 70% of our consolidated sales. While we maintain sales contracts with certain of our largest customers, such contracts do not guarantee sales levels and these contracts require renewal on a regular basis in the ordinary course of business. We cannot guarantee that these contracts will be successfully renewed in the future. The loss or substantial reduction in business of any of our major customers could have a material adverse impact on our operating results and cash flows.

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

The Company’s operating cash flows provide funding for debt repayment and various discretionary items such as capital expenditures and dividends. Recent uncertainty in global economic conditions has negatively impacted the overall economy which has adversely impacted demand for our products and our ability to manage commercial relationships with our customers, suppliers and creditors.

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

Laws and regulations at both the state, federal and international levels frequently change and the cost of compliance cannot be precisely estimated. Any changes in regulations, the imposition of additional regulations, or the enactment of any new governmental legislation that impacts employment/labor, trade, health care, tax, environmental or other business issues could have an adverse impact on our financial condition and results of operations.

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

As of March 31, 2010, our consolidated indebtedness, including current maturities of long-term indebtedness, was $86 million, which could have important consequences including the following:

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

The agreements governing our indebtedness also require us to maintain (i) a minimum consolidated net worth, (ii) a maximum consolidated leverage ratio of 3.25 to 1.00, stepping down to 3.00 to 1.00 at December 31, 2010 and for each fiscal quarter thereafter; and (iii) a minimum consolidated interest charge coverage ratio of 3.50 to 1.00. A breach of any of these covenants could result in a default under our debt agreements, which could prompt the lenders to declare all amounts outstanding under the debt agreements to be immediately due and payable and terminate commitments to extend further credit. If we were unable to repay these amounts, the lenders could proceed against the collateral that secures the indebtedness.

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

As of March 31, 2010, we had approximately $134 million of goodwill and intangible assets on our balance sheet, the value of which depends on a number of factors, including earnings growth, market capitalization and the overall success of our business. Accounting standards require us to test goodwill annually for impairment, and more frequently when events or circumstances indicate impairment may exist. There can be no assurance that future reviews of our goodwill and other intangible assets will not result in impairment charges. Although it does not affect cash flow, an impairment charge does have the effect of decreasing our earnings, assets and shareholders’ equity.

ITEM 1B.	UNRESOLVED SECURITIES AND EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of March 31, 2010, the Company owned 4 manufacturing facilities in the U.S. and leased 8 manufacturing facilities in the U.S., Australia and South Africa. The Company expanded its manufacturing operations in October 2007 with the purchase of a new manufacturing facility in Batavia, Ohio. Two of our plants in Ohio have been consolidated into this new facility. The pre-existing Batavia facility was sold in June 2008 and the Troy facility was sold in July 2009. Also, in July 2009, we closed our Framingham manufacturing facility and the business was transitioned into our Batavia, Ohio and Scottsburg, Indiana facilities. In November 2009, the Company moved its corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility. The previous corporate headquarters in Sharonville, Ohio is currently being subleased. In February, 2010, the Company entered into a supply agreement to fulfill gravure cylinder requirements. As a part of the agreement, the Company sold certain assets associated with the manufacturing of gravure cylinders. The Erlanger facility is currently held for sale.

All of the Company’s properties are in good condition, well maintained and adequate for our intended uses.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade in the NASDAQ Global Select Market under the symbol LABL. The following table sets forth the high and low sales prices of our common stock (“Common Stock”) as reported in the NASDAQ Stock Market during fiscal years 2010 and 2009. Our stock is thinly traded and accordingly, the prices below may not be indicative of prices at which a large number of shares can be traded or reflective of prices that would prevail in a more active market.

Quarter Ending:	High	Low	Dividend Per Share
March 31, 2010	$13.60	$11.03	$0.05
December 31, 2009	$14.73	$10.92	$0.05
September 30, 2009	$17.55	$12.08	$0.05
June 30, 2009	$14.44	$10.76	$0.05

March 31, 2009	$17.02	$10.44	$0.05
December 31, 2008	$22.90	$11.96	$0.05
September 30, 2008	$25.70	$19.38	$0.05
June 30, 2008	$24.71	$20.20	$0.05

As of May 28, 2010, there were approximately 332 shareholders of record of the Common Stock.

Beginning in and since the fourth quarter of the fiscal year ended March 31, 2005, we have paid a quarterly dividend of $0.05 per common share.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares Multi-Color’s cumulative annual total shareholder return from April 1, 2005 through March 31, 2010, to that of the NASDAQ Market Index, a broad market index, the Hemscott Group Index—Packaging and Containers (“Hemscott index”), an index of approximately 34 printing and packaging industry peer companies, and the Morningstar Packaging & Containers Index (“Morningstar index”), an index of approximately 34 printing and packaging industry peer companies. Multi-Color has used the Hemscott Index as its comparative industry index in prior years. As a result of Morningstar’s acquisition of the Hemscott businesses, Multi-Color expects to use the Morningstar index, a comparable industry index, in future years. The graph assumes that the value of the investment in the common stock and each index was $100 on April 1, 2005, and that all dividends were reinvested. Stock price performances shown in the graph are not indicative of future price performances. This data was furnished by Morningstar, Inc.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG

MULTI-COLOR CORPORATION, NASDAQ MARKET INDEX,

MORNINGSTAR PACKAGING & CONTAINERS AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON APR. 01, 2005

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING MARCH 31, 2010

	2005	2006	2007	2008	2009	2010
Multi-Color Corporation	$100.00	$154.98	$182.43	$175.30	$96.66	$96.21
Hemscott Group Index	$100.00	$102.14	$126.99	$138.31	$79.94	$153.46
Morningstar Index	$100.00	$101.66	$128.46	$136.68	$74.47	$126.73
NASDAQ Market Index	$100.00	$117.89	$122.27	$115.88	$78.46	$124.22

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Year Ended March 31,
	2010 (1)	2009 (2)(5)	2008 (3)(5)	2007 (4)(5)	2006 (5)
Net revenues	$276,821	$289,763	$210,307	$192,551	$176,945
Gross profit	48,601	52,806	38,926	37,149	32,996
Operating income	22,911	22,865	17,499	13,846	16,598
Income from continuing operations	14,268	11,435	16,007	8,612	9,041
Income (loss) from discontinued operations	—	(137)	6,977	2,414	592
Net income	14,268	11,298	22,984	11,026	9,633
Basic earnings per share:
Income from continuing operations (6)	$1.17	$0.94	$1.57	$0.87	$0.92
Income (loss) from discontinued operations (6)	—	(0.01)	0.68	0.24	0.06

Basic earnings per common share (6)	$1.17	$0.93	$2.25	$1.11	$0.98
Diluted earnings per common share:
Income from continuing operations (6)	$1.16	$0.93	$1.52	$0.84	$0.89
Income (loss) from discontinued operations (6)	—	(0.01)	0.66	0.24	0.06

Diluted earnings per common share (6)	$1.16	$0.92	$2.18	$1.08	$0.95
Weighted average shares outstanding – basic (6)	12,209	12,156	10,212	9,904	9,787
Weighted average shares outstanding – diluted (6)	12,332	12,355	10,520	10,221	10,105
Dividends declared per common share (6)	$0.20	$0.20	$0.16	$0.12	$0.12
Dividends paid	2,469	2,449	1,688	1,323	1,305
Working capital	19,934	13,531	18,517	15,832	19,571
Total assets	285,342	258,208	314,080	107,081	113,634
Short-term debt	10,001	10,002	10,003	5,150	5,876
Long-term debt	75,642	92,317	121,748	—	21,925
Stockholders’ equity	$146,628	$103,032	$119,938	$64,423	$53,004

1)	Fiscal 2010 results include a pre-tax gain of $3,451 ($2,141 after-tax) related to the sale of certain assets associated with the manufacture of gravure cylinders and a charge of $1,219 ($959 after-tax) for remaining lease obligations and other costs related to the relocation of the Company’s corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility.
2)	Fiscal 2009 results include a pre-tax charge of $2,553 ($1,634 after-tax) for expenses related to the closure of the Framingham manufacturing facility.
3)	Fiscal 2008 results include a pre-tax gain of $7,659 ($5,001 after-tax) on foreign currency forward contracts (included in income from continuing operations) and a pre-tax gain of $11,278 ($6,922 after-tax) from the sale of Quick Pak (included in income (loss) from discontinued operations).

4)	Fiscal 2007 results include $3,048 in pre-tax charges for expenses related to two potential acquisitions that were terminated during the third quarter 2007.
5)	Certain prior year amounts have been reclassified to conform to the current year presentation.
6)	All share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

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

	Percentage of Net Revenues
	2010	2009	2008
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	82.4%	81.8%	81.5%

Gross profit	17.6%	18.2%	18.5%
Selling, general & administrative expenses	10.0%	9.5%	10.2%
Gain on sale of certain cylinder assets	(1.2)%	—	—
Facility closure expense	0.5%	0.9%	—

Operating income	8.3%	7.8%	8.3%
Interest expense	1.7%	2.4%	0.4%
Net gain on foreign currency forward contracts	—	—	(3.6)%
Other (income) expense, net	(0.1)%	(0.1)%	(0.3)%

Income from continuing operations before income tax	6.7%	5.5%	11.8%
Income tax expense	1.5%	1.7%	4.2%

Income from continuing operations	5.2%	3.8%	7.6%
Income from discontinued operations, net of tax	—	—	3.3%

Net income	5.2%	3.8%	10.9%

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

During fiscal 2010, the Company had revenues of $276.8 million compared to $289.8 million in the prior year. The decrease in revenues was due to a 6% decline in sales volume and pricing partially offset by a 2% favorable foreign exchange impact. The sales decline attributable to volume and pricing was comprised of a $14.2 million or 5% decrease in sales volume and mix and $4 million or 1% of lower pricing. The 5% sales volume decline is primarily related to lower sales volumes to our top two customers.

Gross profit decreased 8% or $4.2 million in 2010 compared to 2009 due to a decrease in revenues as a result of a decrease in sales volume to our top two customers and lower pricing. Gross profit margins remained steady at approximately 18% of sales revenues compared to the prior year.

Operating income was steady at $22.9 million in 2010 compared to 2009 primarily due to the gain on sale of certain cylinder assets and lower facility closure costs offset by $1.8 million of non-cash fixed asset impairments and severance charges and the impact of lower sales volume and pricing.

The label markets we serve continue to experience a competitive environment and price pressures. We continually search for ways to reduce our costs through improved production and labor efficiencies, reduced substrate waste, new substrate options and lower substrate pricing.

We have continued to make progress in expanding our customer base and portfolio of products, services and manufacturing locations in order to address issues related to customer concentration. During 2010, 2009 and 2008, sales to major customers (those with 10% or more of the Company’s net revenues) approximated 28%, 32% and 51%, respectively of the Company’s consolidated net revenues. Approximately 18%, 19% and 33% of sales in 2010, 2009 and 2008, respectively, were to the Procter & Gamble Company; approximately

10%, 13% and 18% of sales in 2010, 2009 and 2008, respectively, were to the Miller Brewing Company. Sales concentration with our major customers has been significantly reduced since we have added new customers and products with our acquisition of Collotype which has manufacturing operations in Australia, South Africa and California. In addition, sales volumes to our two largest customers declined by 5% in 2010 contributing to the decline in customer concentration.

On February 12, 2010, the Company entered into a supply agreement to fulfill gravure cylinder requirements. As a part of the agreement, the Company sold certain assets associated with the manufacturing of gravure cylinders for $4.3 million in cash. The Company recorded an after-tax gain of $2.1 million on the sale in its fourth quarter fiscal 2010 financial results. The Erlanger facility is currently held for sale.

During fiscal 2010, the Company relocated its corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility in order to consolidate certain of its employees into existing owned office space. The lease for the Sharonville, Ohio location expires in April 2017. In connection with the relocation, the Company recorded a charge of $1.2 million for remaining lease obligations and other costs related to its Sharonville facility. The Sharonville, Ohio location is currently being subleased.

In January 2009, we announced plans to consolidate our heat transfer label (HTL) manufacturing business located in Framingham, Massachusetts into our other existing facilities. The transition began immediately, with final plant closure occurring in the second quarter of fiscal 2010. In connection with the closure of the Framingham facility, the Company recorded a total pre-tax charge of $2.6 during the fourth quarter period ending March 31, 2009, consisting of $1.4 million in cash charges for employee severance and other termination benefits related to 62 associates and $1.2 million in non-cash charges related to asset impairments. During the year ended March 31, 2010, the Company incurred employee retention charges of $261 recorded in selling, general and administrative expense. The remaining liability for employee severance and other termination benefits is expected to be paid by May 2010 and is recorded in accrued liabilities on the consolidated balance sheet.

On February 29, 2008, we acquired Collotype International Holdings Pty. Ltd. (Collotype) which is headquartered in Adelaide, South Australia. Collotype is the world’s leading and highly awarded pressure sensitive wine and spirit label manufacturer and a growing provider of labels in the fast-moving consumer goods marketplace in Australia. Collotype has manufacturing operations in Australia, South Africa and the United States (See Note 3 to the Company’s Consolidated Financial Statements).

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

Our key objectives for fiscal year 2011 include winning new customers, growing with existing customers, providing greater support to our blue chip customer base, improving our low cost manufacturing market position and continuing to develop our global operations foot print through selective acquisitions.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2010 AND MARCH 31, 2009

	2010	2009	$ Change	% Change
Net Revenues	$276,821	$289,763	$(12,942)	(4%)

Net revenues decreased 4% to $276.8 million from $289.8 million. The decrease in revenues was due to a 6% decline in sales volume and pricing partially offset by a 2% favorable foreign exchange impact. The sales decline attributable to volume and pricing was comprised of a $14.2 million or 5% decrease in sales volume and mix and $4 million or 1% of lower pricing. The 5% sales volume decline is primarily related to lower sales volumes to our top two customers.

	2010	2009	$ Change	% Change
Cost of Revenues	$228,220	$236,957	$(8,737)	(4)%
% of Net Revenues	82.4%	81.8%
Gross Profit	$48,601	$52,806	$(4,205)	(8)%
% of Net Revenues	17.6%	18.2%

Cost of revenues decreased 4% or $8.7 million to $228.2 million due to lower North American sales volumes in fiscal year 2010. Gross profit decreased 8% or $4.2 million in 2010 compared to 2009 due to a decrease in revenues as a result of lower sales volume to our top two customers and lower pricing. Gross profit margins remained steady at approximately 18% of sales revenues compared to the prior year.

Selling, General & Administrative (SG&A), Gain on Sale of Certain Cylinder Assets and Facility Closure Expense

	2010	2009	$ Change	% Change
Selling, General & Administrative (SG&A) Expense	$27,662	$27,388	$274	1%
% of Net Revenues	10.0%	9.5%
Gain on Sale of Certain Cylinder Assets	$(3,451)	$—	$(3,451)	(100)%
% of Net Revenues	(1.2%)	—%
Facility Closure Expense	$1,479	$2,553	$(1,074)	(42)%
% of Net Revenues	0.5%	0.9%

SG&A expenses increased $274 compared to the prior year due to $1.1 million in severance charges and $940 in non-cash fixed asset impairments partially offset by the impact of cost reduction actions implemented in the prior year.

On February 12, 2010, the Company entered into a supply agreement to fulfill gravure cylinder requirements. As a part of the agreement, the Company sold certain assets associated with the manufacturing of gravure cylinders for $4.3 million in cash. The Company recorded a pre-tax gain of $3.5 million in the fiscal fourth quarter.

In connection with the closure of the Framingham facility, the Company incurred employee retention charges of $261 in fiscal year 2010 and in fiscal year 2009, a charge of $2.6 million consisting of $1.4 million in cash charges for employee severance and other termination benefits and plant shut down costs and $1.2 million in non-cash asset impairments.

In connection with the relocation of the Company’s corporate headquarters from Sharonville, OH to Batavia, OH, the Company recorded a charge of $1.2 million in facility closure expense in fiscal year 2010.

Interest and Other (Income) Expense

	2010	2009	$ Change	% Change
Interest Expense	$4,753	$6,841	$(2,088)	(31)%
Other (Income) Expense, net	$(326)	$(378)	$52	14%

Interest expense decreased $2.1 million due to a $17 million or 16% net repayment of bank debt and lower interest rates. The decrease in other income was due primarily to lower scrap sales in fiscal year 2010.

	2010	2009	$ Change	% Change
Income Tax Expense	$4,216	$4,967	$(751)	(15%)

The Company’s effective tax rate was 23% in 2010 compared to 30% in 2009 due to income in lower tax jurisdictions and a recognized tax benefit related to a foreign exchange loss on intercompany loans and other items resulting in a $1 million benefit to income tax expense in the fourth quarter of fiscal 2010. The Company expects its annual effective tax rate to be approximately 30% in fiscal year 2011.

	2010	2009	$ Change	% Change
Income (Loss) from Discontinued Operations, Net of Tax	$—	$(137)	$137	100%

The sale of Quick Pak was completed during fiscal year 2008 and additional income tax expense related to the sale was recorded in fiscal year 2009. There was no discontinued operations activity during fiscal year 2010.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2009 AND MARCH 31, 2008

	2009	2008	$ Change	% Change
Net Revenues	$289,763	$210,307	$79,456	38%

The increase in revenues was due to the Collotype acquisition completed in February 2008, which generated $106.4 million in revenues in 2009 compared to $9.3 million in revenues for the year ended March 31, 2008. This increase was partially offset by a 9% reduction in North American revenues due to lower volumes as a result of the recessionary impact on consumer spending. 60% of the North American sales volume decline is attributable to our largest customer and the remaining 40% to our smaller regional customers.

	2009	2008	$ Change	% Change
Cost of Revenues	$236,957	$171,381	$65,576	38%
% of Net Revenues	81.8%	81.5%
Gross Profit	$52,806	$38,926	$13,880	36%
% of Net Revenues	18.2%	18.5%

Cost of Revenues increased 38% or $65.6 million and gross profit increased 36% or $13.9 million in 2009 compared to 2008 due to the Collotype acquisition, partially offset by the impact of the decrease in North American revenues and plant start-up costs incurred during the first half of the year for the new Batavia, Ohio manufacturing facility.

Selling, General & Administrative (SG&A) and Facility Closure Expense

	2009	2008	$ Change	% Change
Selling, General & Administrative Expense	$27,388	$21,427	$5,961	28%
% of Net Revenues	9.5%	10.2%
Facility Closure Expense	$2,553	$—	$2,553	100%
% of Net Revenues	0.9%	N/A

SG&A expenses increased $6.0 million due to comparable expenses from the Collotype acquisition. As a percent of sales, SG&A expenses were lower due to cost reduction actions and lower incentive pay as a result of not meeting our financial targets.

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

Accounts Receivable

Our customers are primarily major consumer product and wine and spirit companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age and specific individual risks identified. Losses may also depend to some degree on current and future economic conditions. Although future conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal 2011. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the Company’s operating results and cash flows.

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

The Company’s $117 million of goodwill at March 31, 2010 relates primarily to the acquisition of Collotype in 2008. The Company completed its annual goodwill impairment test in the fourth quarter of fiscal 2010. The first step of the impairment review compares the fair value of the Company to the carrying value. The fair value was calculated as of February 28, 2010 by calculating the Multi-Color market capitalization and adding a 15% control premium and comparing it to the Company’s shareholders’ equity balance. The result of the first step did not indicate potential impairment as the estimated fair value of its reporting unit exceeded the carrying value by $37 million. As a result, the second step of the impairment test was not required. Reasonably possible fluctuations in the stock price and market capitalization did not indicate impairment.

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

Liquidity and Capital Resources

Net cash flows from operating activities in 2010 were $27.6 million, a decrease of $351 compared to the $27.9 million provided by operating activities in 2009. The decrease was due to an increase in accounts receivable and inventories, partially offset by lower interest and income tax payments. Net cash flows from operating activities in 2009 were $27.9 million, an increase of $16.1 million compared to the $11.8 million provided by operating activities in 2008. The increase was due to cash generated from earnings, a decrease in accounts receivable and inventories and lower income tax payments.

Net cash flows used in investing activities were $1.0 million in 2010, $2.2 million in 2009 and $112.4 million in 2008. The investing activities in 2010 include capital expenditures of $6.3 million, partially offset by proceeds from the sale of property plant and equipment of $5.1 million. The investing activities in 2009 include capital expenditures of $10 million, partially offset by refunds from equipment deposits and proceeds from the sale of property plant and equipment. The investing activities in 2008 included the acquisition of Collotype and capital expenditures and equipment deposits relating to the Batavia, Ohio manufacturing facility expansions partially offset by proceeds from the sale of Quick Pak and proceeds on the settlement of foreign currency forward contracts.

Capital expenditures of $6.3 million in 2010 and $10 million in 2009 were funded primarily from cash flow from operations. Capital expenditures in 2009 and 2008 related primarily to the Batavia, Ohio manufacturing facility expansion. The projected amount of capital expenditures for 2011 is $13.9 million.

Cash used in financing activities in 2010 was $22.0 million compared to cash used in financing activities of $26.2 million in 2009. During 2010, net debt payments were $16.7 million compared to net debt payments of $25.0 million in 2009.

On February 29, 2008 and in connection with the Collotype acquisition (see Note 3 to the Company’s Consolidated Financial Statements), the Company executed a new five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility) that expires in 2013. The new Credit Facility contains an election to increase the facility by up to an additional $50 million and the Company terminated its previous $50 million credit facility. At March 31, 2010, the aggregate principal amount of $180 million is available under the Credit Facility through: (i) a $110 million five-year revolving credit facility (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40 million five-year revolving credit facility (“Australian Sub-Facility”); and (iii) a $30 million term loan facility (“Term Loan Facility”), which amortizes $10 million per year.

The Credit Facility may be used for working capital, capital expenditures and other corporate purposes. Loans under the U.S. Revolving Credit Facility and Term Loan Facility bear interest either at: (i) the greater of (a) Bank of America’s prime rate in effect from time to time; and (b) the federal funds rate in effect from time to time plus 0.5%; or (ii) the applicable London interbank offered rate plus the applicable margin for such loans which ranges from 0.75% to 2.00% based on the Company’s leverage ratio at the time of the borrowing. Loans under the Australian Sub-Facility bear interest at the Bank Bill Swap Bid Rate (BBSY) plus the applicable margin for such loans which ranges from 0.75% to 2.00% based on Multi-Color’s leverage ratio at the time of the borrowing.

Available borrowings under the Credit Facility at March 31, 2010 consisted of $65 million under the U.S. Revolving Credit Facility and $29.4 million under the Australian Sub-Facility.

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

In April 2008, the Company entered into two interest rate swap agreements to manage its exposure to interest rate fluctuations on variable debt (See Note 10). The interest rate swaps cover a portion of the debt under the Term Loan Facility and U.S. Revolving Credit Facility. At March 31, 2010, the interest rate swaps resulted in interest payments based on a fixed rate ranging from 4.42% to 4.83% and the balance of the amortizing swap was $24 million.

We believe that we have both sufficient short and long-term liquidity and financing. We had a working capital position of $19.9 million at March 31, 2010 and we were in compliance with our loan covenants and current in our principal and interest payments on all debt.

The following table summarizes the Company’s contractual obligations as of March 31, 2010:

(in thousands)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$85,643	$10,001	$10,000	$65,642	$—	$—	$—
Interest on long-term debt (1)	9,751	3,912	3,318	2,521	—	—	—
Rent due under operating leases	23,457	4,069	3,686	3,555	3,477	3,405	5,265
Unconditional purchase obligations	5,494	4,809	685	—	—	—	—
Pension and post retirement obligations	1,020	35	59	49	37	62	778
Deferred compensation (2)	867	533	—	—	—	—	334
Unrecognized tax benefits (3)	—	—	—	—	—	—	—

Total contractual cash obligations	$126,232	$23,359	$17,748	$71,767	$3,514	$3,467	$6,377

1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of March 31, 2010.
2)	The more than 5 years column includes $334 of deferred compensation obligations as the timing of such payments are not determinable (See Note 11).
3)	The table excludes $3,531 in liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Inflation

We do not believe that our operations have been materially affected by inflation. Inflationary price increases for raw materials could adversely impact our sales and profitability in the future.

New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued revised accounting guidance for the disclosure of the date through which subsequent events have been evaluated. This guidance is effective on the issuance date, which for the Company is March 31, 2010. This guidance did not have a material impact on the Company.

In January 2010, the FASB issued revised accounting guidance for improving disclosures about fair value measurements. Among other provisions, this update enhances the usefulness of existing fair value measurement disclosures by requiring both the disaggregation of certain information as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, which for the Company is April 1, 2010. This guidance did not have a material impact on the Company.

In December 2009, the FASB issued accounting guidance requiring companies to provide expanded disclosures for the assets of postretirement benefit plans, including defined benefit pension plans. Companies are required to disclose how investment decisions are made, including factors necessary to understand investment policies and strategies, the major categories of plan assets and the inputs, techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This guidance is effective for annual periods ending after December 15, 2009, which for the Company is March 31, 2010. This guidance did not have a material impact on the Company.

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

In April 2009, the FASB issued revised accounting guidance to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for the first annual reporting period on or after December 31, 2008, which for the Company is April 1, 2009, and early adoption is not permitted. This guidance did not have a material impact on the Company.

In April 2008, the FASB issued accounting guidance to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective prospectively for fiscal years beginning after December 15, 2008, which for the Company was April 1, 2009. The guidance was adopted as of April 1, 2009.

In March 2008, the FASB issued accounting guidance which amended the disclosure requirements for derivative instruments and hedging activities. The guidance was effective for fiscal years and interim periods beginning after November 15, 2008 which for the Company was January 1, 2009. The guidance did not have a material impact on the Company.

In December 2007, the FASB issued accounting guidance which changed the way companies accounted for business combinations and required assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under this accounting guidance, legal fees and other transaction-related costs are expensed as incurred and are no longer included as a cost of acquiring the business. The guidance also required, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, are recognized separately from the business acquisition. The impact will depend on the number and size of future acquisition transactions, if any, engaged in by the Company. This accounting standard is effective for fiscal years beginning after December 15, 2008, which for the Company was April 1, 2009, and early adoption is not permitted.

In December 2007, the FASB issued revised accounting guidance which requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. The guidance established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. This guidance is effective for fiscal years beginning after December 15, 2008, which for the Company was April 1, 2009, and early adoption is not permitted. This guidance did not have a material impact on the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Multi-Color does not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed to variable-rate debt ratio or to manage foreign currency exchange rate volatility.

Multi-Color is exposed to market risks from changes in interest rates on certain of its outstanding debt. The outstanding loan balance under our bank credit facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Australia. In April 2008, the Company entered into two interest rate swaps (“Swaps”), a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in our Credit Facility ranging from 0.75% to 2.00% based on the Company’s leverage ratio (see Note 10 to the Company’s Consolidated Financial Statements). Based on the outstanding debt at March 31, 2010, a 100 basis point change in the interest rate would change interest expense by approximately $219 annually.

Foreign currency exchange risk arises from our Collotype operations in Australia and South Africa as well as from transactions with customers or suppliers denominated in foreign currencies. The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. The Company did not have a significant foreign exchange risk prior to the Collotype acquisition. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rate for each monthly period. As foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. During fiscal 2010, approximately 27% of our net sales were made by our Australian and South African subsidiaries and their combined net income was 48% of the Company’s net income.

The balance sheets of our foreign subsidiaries are translated into U.S. dollars at the closing exchange rates of each monthly balance sheet date. During fiscal 2010, the Company recorded an unrealized foreign currency translation gain of $29,282 in other comprehensive earnings as a result of movements in foreign currency exchange rates related to the Australian Dollar and South African Rand. See Notes 2 and 19 to the Company’s Consolidated Financial Statements.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Multi-Color Corporation (the Company) is responsible for the preparation and accuracy of the financial statements and other information included in this report. The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including Multi-Color’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2010, based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on the Company’s evaluation, management concluded that internal control over financial reporting was effective as of March 31, 2010. The Company’s internal control over financial reporting as of March 31, 2010 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is presented in these financial statements on page 22.

June 14, 2010

/s/ Francis D. Gerace
Francis D. Gerace
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Dawn H. Bertsche
Dawn H. Bertsche
Senior Vice President Finance, Chief Financial Officer, and Chief Accounting Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Multi-Color Corporation’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 14, 2010 expressed an unqualified opinion on the effectiveness of Multi-Color Corporation’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

June 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

We have audited Multi-Color Corporation’s (an Ohio Corporation) internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Multi-Color Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Multi-Color Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Multi-Color Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Multi-Color Corporation and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2010 and our report dated June 14, 2010 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

June 14, 2010

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31

(In thousands, except per share data)

	2010	2009	2008
Net revenues	$276,821	$289,763	$210,307
Cost of revenues	228,220	236,957	171,381

Gross profit	48,601	52,806	38,926
Selling, general and administrative expenses	27,662	27,388	21,427
Gain on sale of certain cylinder assets	(3,451)	—	—
Facility closure expense	1,479	2,553	—

Operating income	22,911	22,865	17,499
Interest expense	4,753	6,841	962
Net gain on foreign currency forward contracts	—	—	(7,659)
Other (income) expense, net	(326)	(378)	(631)

Income from continuing operations before income taxes	18,484	16,402	24,827
Income tax expense	4,216	4,967	8,820

Income from continuing operations	14,268	11,435	16,007
Income (loss) from discontinued operations, net of tax	—	(137)	6,977

Net income	$14,268	$11,298	$22,984

Weighted average shares and equivalents outstanding:
Basic	12,209	12,156	10,212
Diluted	12,332	12,355	10,520

Basic earnings per common share:
Income from continuing operations	$1.17	$0.94	$1.57
Income (loss) from discontinued operations	$—	$(0.01)	$0.68

Basic earnings per common share	$1.17	$0.93	$2.25

Diluted earnings per common share:
Income from continuing operations	$1.16	$0.93	$1.52
Income (loss) from discontinued operations	$—	$(0.01)	$0.66

Diluted earnings per common share	$1.16	$0.92	$2.18

The accompanying notes are an integral part of the consolidated financial statements.

All share and per share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

CONSOLIDATED BALANCE SHEETS

As of March 31

(In thousands, except per share data)

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$8,149	$3,194
Accounts receivable, net	32,546	29,982
Inventories	19,528	17,539
Deferred tax asset	2,418	1,714
Prepaid expenses and other	1,240	3,623

Total current assets	63,881	56,052
Assets held for sale	531	700
Property, plant and equipment, net	84,349	86,329
Goodwill	117,120	96,729
Intangible assets, net	16,829	15,710
Deferred financing fees and other	531	804
Deferred tax asset	2,101	1,884

Total assets	$285,342	$258,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,001	$10,002
Accounts payable	22,125	22,820
Accrued income taxes	1,353	774
Accrued and other liabilities	4,113	2,901
Accrued payroll and benefits	6,355	6,024

Total current liabilities	43,947	42,521
Long-term debt	75,642	92,317
Deferred tax liability	9,053	9,045
Other liabilities	10,072	11,293

Total liabilities	$138,714	$155,176
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 12,361 and 12,342 shares issued and outstanding at March 31, 2010 and 2009, respectively	577	575
Paid-in capital	64,606	63,634
Treasury stock, 36 and 32 shares at cost at March 31, 2010 and 2009, respectively	(239)	(180)
Restricted stock	(1,780)	(2,904)
Retained earnings	87,479	75,680
Accumulated other comprehensive loss	(4,015)	(33,773)

Total stockholders’ equity	146,628	103,032

Total liabilities and stockholders’ equity	$285,342	$258,208

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock
	Number of Shares Issued	Amount	Paid-In Capital	Treasury Stock	Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
March 31, 2007	10,018	$341	$18,913	$(119)	$(250)	$45,750	$(212)	$64,423
Adoption of FIN 48 on April 1, 2007						(211)		(211)

Balance at April 1, 2007	10,018	$341	$18,913	$(119)	$(250)	$45,539	$(212)	$64,212
Net income						22,984		22,984
Issuance of common stock – Collotype acquisition	2,026	203	36,397					36,600
Issuance of common stock – other	150	9	895					904
Excess tax benefit from stock based compensation			494					494
Restricted stock grant		4	1,406		(1,410)			—
Share-based compensation			862		359			1,221
Additional minimum penalty liability adjustment, net of tax of $43							69	69
Common stock dividends						(1,688)		(1,688)
Unrealized foreign currency translation loss							(4,858)	(4,858)

March 31, 2008	12,194	$557	$58,967	$(119)	$(1,301)	$66,835	$(5,001)	$119,938
Adoption of SFAS 158 on April 1, 2008						(4)		(4)

Balance at April 1, 2008	12,194	$557	$58,967	$(119)	$(1,301)	$66,831	$(5,001)	$119,934
Net income						11,298		11,298
Issuance of common stock	180	8	1,037					1,045
Excess tax benefit from stock based compensation			216					216
Restricted stock grant		10	2,490		(2,500)			—
Share-based compensation			924		897			1,821
Additional minimum pension liability adjustment, net of tax of $108							(184)	(184)
Shares acquired under employee plans				(61)				(61)
Common stock dividends						(2,449)		(2,449)
Unrealized loss on interest rate swaps, net of tax of $1,312							(2,025)	(2,025)
Unrealized foreign currency translation loss							(26,563)	(26,563)

March 31, 2009	12,374	$575	$63,634	$(180)	$(2,904)	$75,680	$(33,773)	$103,032
Net income						14,268		14,268
Issuance of common stock	23	1	37					38
Excess tax benefit from stock based compensation			(193)					(193)
Restricted stock grant		1	249		(250)			—
Share-based compensation			879		1,374			2,253
Additional minimum pension liability adjustment, net of tax of $86							130	130
Shares acquired under employee plans				(59)				(59)
Common stock dividends						(2,469)		(2,469)
Unrealized gain on interest rate swaps, net of tax of $231							346	346
Unrealized foreign currency translation gain							29,282	29,282

March 31, 2010	12,397	$577	$64,606	$(239)	$(1,780)	$87,479	$(4,015)	$146,628

The accompanying notes are an integral part of the consolidated financial statements.

All share and per share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31

(In thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,268	$11,298	$22,984
Less income (loss) from discontinued operations	—	(137)	6,977

Income from continuing operations	14,268	11,435	16,007
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation	11,266	11,216	5,969
Amortization	1,832	1,831	608
Gain on foreign currency forward contracts	—	—	(7,659)
Net (gain) loss on disposal of equipment	251	(261)	21
Net gain on sale of certain cylinder assets	(3,451)	—	—
Increase in non-current deferred compensation	183	105	178
Stock based compensation expense	2,253	1,821	1,221
Excess tax (benefit)/deficiency from stock based compensation	193	(216)	(494)
Impairment loss on long-lived assets	1,035	1,372	—
Leasehold impairments included in facility closure expenses	711	—	—
Deferred taxes, net	(716)	7	(1,852)
Net (increase) decrease in accounts receivable	713	5,954	2,056
Net (increase) decrease in inventories	(863)	2,495	(1,249)
Net (increase) decrease in prepaid expenses and other	2,401	(2,272)	89
Net (increase) decrease in accounts payable	(2,347)	(2,328)	322
Net (increase) decrease in accrued and other liabilities	(533)	(3,126)	1,105
Other	359	(127)	146

Net cash provided by continuing operating activities	27,555	27,906	16,468
Net cash provided by (used in) discontinued operating activities	—	—	(4,691)

Net cash provided by operating activities	27,555	27,906	11,777
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,317)	(9,968)	(19,315)
Acquisition of business, net of cash acquired	—	—	(115,667)
Proceeds from foreign currency forward contracts	—	—	7,659
Short-term refunds (deposits) on equipment	—	6,003	(4,413)
Proceeds from sale of plant and equipment	805	1,729	158
Proceeds from sale of certain assets associated with the manufacturing of gravure cylinders	4,250	—	—
Refund on acquisition purchase price	235	—	—

Net cash used in continuing investing activities	(1,027)	(2,236)	(131,578)
Net cash provided by (used in) discontinued investing activities	—	—	19,168

Net cash used in investing activities	(1,027)	(2,236)	(112,410)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	64,113	55,100	66,000
Payments under revolving line of credit	(73,448)	(70,117)	(9,725)
Repayment of long-term debt	(10,000)	(10,000)	(5,213)
Proceeds from issuance of common stock	38	1,045	902
Proceeds from issuance of debt	—	—	50,000
Excess tax benefit/(deficiency) from stock based compensation	(193)	216	494
Dividends paid	(2,469)	(2,449)	(1,688)
Debt issuance costs	—	(36)	(1,391)

Net cash provided by (used in) financing activities	(21,959)	(26,241)	99,379
Effect of exchange rate changes on cash	386	(499)	(275)

Net increase (decrease) in cash	4,955	(1,070)	(1,529)
Cash and cash equivalents, beginning of the year	3,194	4,264	5,793

Cash and cash equivalents, end of year	$8,149	$3,194	$4,264

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)	THE COMPANY

Multi-Color Corporation (the Company), headquartered in Batavia, Ohio, supplies a complete line of label solutions, offering a variety of technical and graphic services and engravings to consumer product and food and beverage companies, retailers and container manufacturers worldwide. The Company has manufacturing facilities located in North America, Australia and South Africa.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

References to 2010, 2009 and 2008 are for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year classifications.

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

On February 29, 2008, we acquired Collotype International Holdings Pty. Ltd. (Collotype) which is headquartered in Adelaide, South Australia. Collotype is the world’s leading and highly awarded pressure sensitive wine and spirit label manufacturer and a growing provider of labels in the fast-moving consumer goods marketplace in Australia. Collotype has manufacturing operations in Australia, South Africa and the United States (see Note 3 to the Company’s Consolidated Financial Statements).

Revenue Recognition

The Company recognizes revenue on sales of products when the customer receives title to the goods, which is generally upon shipment or delivery depending on sales terms. Revenues are generally denominated in the currency of the country from which the product is shipped. All revenues are net of applicable returns and discounts.

Cash and Cash Equivalents

The Company records all highly liquid short-term investments with maturities of three months or less as cash equivalents. At March 31, 2010 and 2009, the Company had cash in foreign bank accounts of $4,780 and $2,824, respectively.

Accounts receivable

Our customers are primarily major consumer product and wine and spirit companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age and specific individual risks identified. Losses may also depend to some degree on current and future economic conditions. Although future conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal 2011. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the Company’s operating results and cash flows.

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

Earnings per Common Share

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 560, 628 and 54 stock options and restricted shares in the twelve months ended March 31, 2010, 2009 and 2008, respectively, from the computation of diluted EPS because these options would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	2010		2009		2008
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	12,209	$1.17	12,156	$0.93	10,212	$2.25
Effect of dilutive stock options and restricted shares	123	(0.01)	199	(0.01)	308	(0.07)

Diluted EPS	12,332	$1.16	12,355	$0.92	10,520	$2.18

Advertising Costs

Advertising costs are charged to expense as incurred and were minimal in 2010, 2009 and 2008.

Research and Development Costs

Research and development costs are charged to expense as incurred and were $2,658, $3,426 and $3,165 in 2010, 2009 and 2008, respectively.

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

Foreign Exchange

The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of stockholders’ equity and were a gain of $29,282 during fiscal 2010 and a loss of $26,563 during fiscal 2009 (See Note 19).

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

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued, and noted no material subsequent events had occurred through this date requiring revision to the financial statements.

New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued revised accounting guidance for the disclosure of the date through which subsequent events have been evaluated. This guidance is effective on the issuance date, which for the Company is March 31, 2010. This guidance has been adopted as of March 31, 2010.

In January 2010, the FASB issued revised accounting guidance for improving disclosures about fair value measurements. Among other provisions, this update enhances the usefulness of existing fair value measurement disclosures by requiring both the disaggregation of certain information as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, which for the Company is April 1, 2010. This guidance did not have a material impact on the Company.

In December 2009, the FASB issued accounting guidance requiring companies to provide expanded disclosures for the assets of postretirement benefit plans, including defined benefit pension plans. Companies are required to disclose how investment decisions are made, including factors necessary to understand investment policies and strategies, the major categories of plan assets and the inputs, techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This guidance is effective for annual periods ending after December 15, 2009, which for the Company is March 31, 2010. This guidance did not have a material impact on the Company.

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

In April 2009, the FASB issued revised accounting guidance to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for the first annual reporting period on or after December 31, 2008, which for the Company is April 1, 2009, and early adoption is not permitted. This guidance did not have a material impact on the Company.

In April 2008, the FASB issued accounting guidance to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective prospectively for fiscal years beginning after December 15, 2008, which for the Company was April 1, 2009. The guidance was adopted as of April 1, 2009.

In March 2008, the FASB issued accounting guidance which amended the disclosure requirements for derivative instruments and hedging activities. The guidance was effective for fiscal years and interim periods beginning after November 15, 2008 which for the Company was January 1, 2009. The guidance did not have a material impact on the Company.

In December 2007, the FASB issued accounting guidance which changed the way companies accounted for business combinations and required assets acquired and liabilities assumed to be measured at their acquisition-date fair value. Under this accounting guidance, legal fees and other transaction-related costs are expensed as incurred and are no longer included as a cost of acquiring the business. The guidance also required, among other things, acquirers to estimate the acquisition-date fair value of any contingent consideration and to recognize any subsequent changes in the fair value of contingent consideration in earnings. In addition, restructuring costs the acquirer expected, but was not obligated to incur, are recognized separately from the business acquisition. The impact will depend on the number and size of future acquisition transactions, if any, engaged in by the Company. This accounting standard is effective for fiscal years beginning after December 15, 2008, which for the Company was April 1, 2009, and early adoption is not permitted.

In December 2007, the FASB issued revised accounting guidance which requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated financial statements. The guidance established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. Companies will no longer recognize a gain or loss on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value 100 percent of the assets and liabilities, including goodwill, as if the entire target company had been acquired. This guidance is effective for fiscal years beginning after December 15, 2008, which for the Company was April 1, 2009, and early adoption is not permitted. This guidance did not have a material impact on the Company.

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

The value of the 2,026 common shares issued in the acquisition was determined based on estimated fair value. The Company used the average of the closing market price on February 22, 2008, the last trading day prior to the measurement date (four business days prior to closing) and the closing market price on February 25, 2008 to determine the estimated fair value.

The cash portion of the purchase price was funded through $115,000 of borrowings under the Company’s credit facility with the remainder from available cash at the closing date. Assumed net debt included $26,503 of bank debt less $9,861 of cash acquired. At March 31, 2010, $677 was in an escrow account pending resolution of various contingencies primarily related to income taxes for pre-acquisition activities of Collotype. Any return of escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price.

The determination of the allocation of the purchase price to specific assets acquired and liabilities assumed was finalized during the fourth quarter of fiscal 2009. Based on fair value estimates, the purchase price has been allocated to individual assets acquired and liabilities assumed as follows:

Fair value of fixed assets acquired	$44,429
Intangible assets subject to amortization	20,100
Other assets	26,651
Deferred tax effect of acquisition	(1,027)
Fair value of liabilities assumed	(38,820)
Goodwill	112,208

Net assets acquired	$163,541

None of the goodwill arising from this acquisition is deductible for income tax purposes.

The following table provides the unaudited pro forma results of operations for the year ended March 31, 2008 as if Collotype had been acquired as of the beginning of the period presented. The pro forma results include certain purchase accounting adjustments, such as the estimated changes in depreciation, intangible asset amortization and interest expense. However, pro forma results do not include any anticipated synergies from the combination of the two companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

Year Ended March 31,
2008
Net revenues	$318,603
Income from continuing operations	17,902
Net income	24,879

Diluted earnings per share:
Income from continuing operations	$1.45
Income from discontinued operations	0.56

Net income	$2.01

(4)	DISCONTINUED OPERATIONS

In June 2007, the Company entered into a definitive agreement to sell its Packaging Services division, Quick Pak, for $19,200 in cash. The transaction closed on July 2, 2007, and accordingly, the Company recorded an after-tax gain on the sale of $6,922 in the quarter ended September 30, 2007. The results of Quick Pak are presented as discontinued operations for all periods in the consolidated financial statements and the Company no longer reports any segment results. The Company did not have any activity in discontinued operations in fiscal year ending March 31, 2010.

Operating results of discontinued operations are as follows:

	Year Ended March 31,
	2009	2008
Revenues	$—	$3,988

Income (loss) from discontinued operations:
Gain on sale, before taxes	$—	$11,269
Income (loss) from discontinued operations, before taxes	(212)	(83)

Total income (loss) from discontinued operations, before taxes	(212)	11,186
Income tax expense (benefit)	(75)	4,209

Income (loss) from discontinued operations	$(137)	$6,977

(5)	ACCOUNTS RECEIVABLE ALLOWANCE

The Company’s customers are primarily major consumer product and wine and spirit companies and container manufacturers, and accounts receivable consist of amounts due in connection with normal business activities. The Company records an allowance for doubtful accounts to reflect the estimated losses of accounts receivable based on past collection history, age and specific individual risks identified. The following table summarizes the activity in the allowance for doubtful accounts for 2010 and 2009:

	2010	2009
Balance at beginning of year	$634	$479
Provision	101	368
Accounts written-off	(249)	(183)
Foreign exchange	47	(30)

Balance at end of year	$533	$634

(6) INVENTORIES Inventories as of March 31 consisted of the following:
	2010	2009
Finished goods	$12,267	$10,957
Work-in-process	2,390	2,330
Raw materials	5,730	4,997

	20,387	18,284
Inventory reserves	(859)	(745)

	$19,528	$17,539

(7) PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment consisted of the following as of March 31:
	2010	2009
Land and buildings	$20,448	$21,110
Machinery and equipment	105,188	98,213
Furniture, fixtures, computer equipment and software	12,957	12,983
Construction in progress	618	1,650

	139,211	133,956
Accumulated depreciation	(54,862)	(47,627)

	$84,349	$86,329

(8)	GOODWILL AND INTANGIBLE ASSETS

Goodwill movements consisted of:

Balance at March 31, 2008	$116,644
Acquisition of Collotype	(906)
Currency translation and other	(19,009)

Balance at March 31, 2009	$96,729
Escrow receipts from indemnification claims related to the Collotype acquisition	(235)
Currency translation and other	20,626

Balance at March 31, 2010	$117,120

The Company’s acquisition of Collotype was completed in February 2008, one month prior to the Company’s fiscal year-end. The determination of the allocation of the purchase price to specific assets acquired and liabilities assumed was finalized during the fourth quarter of fiscal 2009, when the Company received final valuations on acquired fixed assets and finalized the tax accounting surrounding the acquisition. Following is a summary of the final changes to the purchase price that impacted goodwill during fiscal 2009 (in thousands):

Final adjustments to fixed asset valuations	$3,313
Final adjustments to deferred tax accounts and reserves	(4,069)
Escrow receipts from indemnification claims and other	(150)

$(906)

Intangible assets consisted of the following:

	Customer Relationships		Technology		Total
	2010	2009	2010	2009	2010	2009
Intangibles – at cost	$18,065	$20,822	$1,311	$1,548	$19,376	$22,370
Foreign exchange	2,725	(2,757)	226	(237)	2,951	(2,994)

	20,790	18,065	1,537	1,311	22,327	19,376
Accumulated amortization	(5,066)	(3,447)	(432)	(219)	(5,498)	(3,666)

Net intangibles	$15,724	$14,618	$1,105	$1,092	$16,829	$15,710

The intangible assets were established in connection with completed acquisitions. They are amortized, using the straight-line method, over their estimated useful lives based on a number of assumptions including customer attrition rates, percentage of revenue attributable to technologies, royalty rates and projected future revenue growth. The weighted average amortization period for these assets is 11 years. Total amortization expense for 2010, 2009 and 2008 was $1,832, $1,831 and $608, respectively.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	7 to 14 years
Technologies	7 to 8 years

The annual estimated amortization expense for future years is as follows:

2011	$1,918
2012	1,918
2013	1,878
2014	1,693
2015	1,675
Thereafter	7,747

Total	$16,829

(9)	DEBT

The components of the Company’s debt consisted of the following as of March 31:

	2010	2009
U.S. Revolving Credit Facility, 1.66% and 2.47% weighted variable interest rate at March 31, 2010 and 2009, respectively, due in 2013	$45,000	$53,000
Australian Sub-Facility, 5.63% and 4.65% variable interest rate at March 31, 2010 and 2009, respectively, due in 2013	10,642	9,317
Term Loan Facility, 1.67% and 2.60% variable interest rate at March 31, 2010 and 2009, respectively, due in quarterly installments of $2,500 from 2009 to 2013	30,000	40,000
Capital leases	1	2

	85,643	102,319
Less current portion of debt	(10,001)	(10,002)

	$75,642	$92,317

The following is a schedule of future annual principal payments as of March 31, 2010:

2011	$10,001
2012	10,000
2013	65,642

Total	$85,643

On February 29, 2008 and in connection with the Collotype acquisition (see Note 3 to the Company’s Consolidated Financial Statements), the Company executed a new five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility) that expires in 2013. The Credit Facility contains an election to increase the facility by up to an additional $50 million and the Company terminated its previous $50 million credit facility. At March 31, 2010, the aggregate principal amount of $180 million is available under the Credit Facility through: (i) a $110 million five-year revolving credit facility (“U.S. Revolving Credit Facility”): (ii) the Australian dollar equivalent of a $40 million five-year revolving credit facility (“Australian Sub-Facility”); and (iii) a $30 million term loan facility (“Term Loan Facility”), which amortizes $10 million per year.

The Credit Facility may be used for working capital, capital expenditures and other corporate purposes. Loans under the U.S. Revolving Credit Facility and Term Loan Facility bear interest either at: (i) the greater of (a) Bank of America’s prime rate in effect from time to time; and (b) the federal funds rate in effect from time to time plus 0.5%; or (ii) the applicable London interbank offered rate plus the applicable margin for such loans which ranges from 0.75% to 2.00% based on the Company’s leverage ratio at the time of the borrowing. Loans under the Australian Sub-Facility bear interest at the Bank Bill Swap Bid Rate (BBSY) plus the applicable margin for such loans, which ranges from 0.75% to 2.00% based on the Company’s leverage ratio at the time of the borrowing.

Available borrowings under the Credit Facility at March 31, 2010 consisted of $65,000 under the U.S. Revolving Credit Facility and $29,358 under the Australian Sub-Facility.

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

(10)	FINANCIAL INSTRUMENTS

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

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 0.75% to 2.00% based on the Company’s leverage ratio. The fixed interest rates at March 31, 2010 were 4.42% and 4.83% on the amortizing and non-amortizing Swaps, respectively. The balance of the amortizing Swap was $24,000 at March 31, 2010.

The Swaps were designated as highly effective cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in other comprehensive earnings and are measured on an ongoing basis. At March 31, 2010, the fair value of the Swaps was a net liability of $2,760 and was included in other liabilities on the consolidated balance sheet.

Foreign currency exchange risk arises from our international operations in Australia and South Africa as well as from transactions with customers or suppliers denominated in foreign currencies. The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. At times, the Company uses forward currency contracts to manage the impact of fluctuations in currency exchange rates.

In March 2010, the Company entered into a forward currency contract for $696 to fix the U.S. dollar value of a press to be purchased in South African Rand and delivered in South Africa in December 2010. This forward contract was not designated for hedge accounting treatment and therefore, the change in fair value of the contract is recorded in earnings.

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

The Company has entered into deferred compensation agreements with certain officers and employees under its 1999 Executive Deferred Compensation Plan, whereby participants may elect to defer a portion of their annual income and also receive an annual Company contribution credit based on a percentage (8% for 2010, 2009 and 2008) of such participant’s base compensation. Amounts due under such agreements are classified as long-term liabilities except for payments that are expected to be made within one year. At March 31, 2010, $533 was classified as short-term and $334 was classified as long-term; at March 31, 2009, $683 was classified as long-term. Such amounts are payable, in general and subject to the terms of the Plan, at the later of the attainment of retirement age (60) or termination of employment. Interest on the deferred amounts, which is included in the balances due, was accrued at 5.25%, 7.25% and 10.25% in 2010, 2009 and 2008, respectively. The expense recognized under the Plan in 2010, 2009 and 2008 was $183, $105 and $178, respectively.

(12)	EMPLOYEE BENEFIT PLANS

The Company maintains a 401K retirement savings plan (Plan) for U.S. employees who meet certain service requirements. The Plan provides for voluntary contributions by eligible U.S. employees up to a specified maximum percentage of gross pay. At the discretion of the Company’s Board of Directors, the Company may contribute a specified matching percentage of the employee contributions. The Company also makes contributions to various retirement savings plans for Australian employees as required by law equal to 9% of gross pay, and for South African employees under a voluntary plan equal to 8% of gross pay. Company contributions to all retirement savings plans were $2,403, $2,183 and $1,073 in 2010, 2009 and 2008, respectively.

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

In December 2009, the FASB issued accounting guidance requiring companies to provide expanded disclosures for the assets of postretirement benefit plans, including defined benefit pension plans. Companies are required to disclose how investment decisions are made, including factors necessary to understand investment policies and strategies, the major categories of plan assets and the inputs, techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This guidance is effective for annual periods ending after December 15, 2009, which for the Company is March 31, 2010.

The Company used a March 31 measurement date (the fiscal year end) for the Pension Plan and Health Plan in 2010 and 2009, and a December 31 measurement date for the Pension Plan and Health Plan in 2008. Reconciliation of the Plans’ funded status and obligations as of March 31, 2010 and 2009 consisted of the following:

	Pension Plan
	2010	2009	2008
Net periodic cost components
Service cost	$25	$25	$27
Interest cost	80	73	69
Actual (return) or loss on plan assets	(214)	332	(32)
Recognized net actuarial gain or (loss)	154	(419)	(52)
Amortization of net actuarial loss	36	4	1

Net periodic pension cost	$81	$15	$13

	Health Plan
	2010	2009	2008
Net periodic cost components
Service cost	$25	$33	$28
Interest cost	32	39	32
Actual (return) or loss on plan assets	—	—	—
Recognized net actuarial gain or (loss)	—	—	—
Amortization of net actuarial loss	—	1	7

Net periodic pension cost	$57	$73	$67

	Pension Plan		Health Plan
	2010	2009	2010	2009
Change in benefit obligation
Projected benefit obligation at beginning of year	$1,342	$1,284	$529	$540
Service cost	25	32	25	33
Interest cost	80	92	32	39
Plan participants’ contributions	—	—	—	6
Actuarial loss/(gain)	(43)	(66)	16	(77)
Benefits paid	—	—	—	(12)

Projected benefit obligation at end of year	$1,404	$1,342	$602	$529

Change in plan assets
Fair value of plan assets at beginning of year	$761	$1,093	$—	$—
Actual return on plan assets	214	(332)	—	—
Employer contributions	—	—	—	6
Plan participants’ contributions	—	—	—	6
Benefits paid	—	—	—	(12)

Fair value of plan assets at end of year	$975	$761	$—	$—

Reconciliation of funded status
Funded status	$(429)	$(581)	$(602)	$(529)
Unrecognized net actuarial loss/(gain)	—	—	11	(6)
Employer contributions	—	—	—	6

Accrued cost at end of year	$(429)	$(581)	$(591)	$(529)

Weighted average assumptions
Discount rate – net periodic cost	6.00%	5.75%	6.00%	5.75%
Discount rate – projected benefit obligation	6.20%	6.00%	5.60%	6.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	—	—

Rate of compensation increases are not applicable as a result of flat benefit formulas. The discount rate and rate of return were selected based upon current market conditions, Company experience and future expectations. The amount expected to be amortized from accumulated other comprehensive earnings and expected to be included in net periodic pension cost during the next twelve months is less than $50. The liability for the unfunded status of the Pension Plan and Health Plan was classified as long-term in other liabilities on the Company’s Consolidated Balance Sheet.

Pension Plan assets consist primarily of listed equity and debt securities. Below are the weighted average asset allocations by category at March 31, 2010 and 2009, and the target allocations for 2011:

Asset category	2010	2009	Target % 2011
Equity securities	61%	55%	50-60%
Debt securities	16%	16%	10-20%
Real estate	0%	0%	0-10%
Other	23%	29%	20-30%

Total	100%	100%	100%

At March 31, 2010, the fair value of the company’s pension plan assets were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Guaranteed:
Stable Fund	$225	$—	$225	$—
Balanced	398	—	398	—
U.S. Common Stock:
Equity Growth	53	52	1	—
Value & Income	126	125	1	—
Growth & Income	88	87	1	—
Special Equity	50	48	2	—
International	35	11	24	—

Total	$975	$323	$652	$—

The fair value of the guaranteed fund, balanced fund, domestic common stocks and international fund represents the reported net asset value of shares or underlying assets of the investment. The stable fund’s book value approximates fair value. The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Assumed health care cost trend rates have a significant effect on the amounts reported for the Health Plan. The health care cost trend rate assumed in measuring the Health Plan benefit obligation is 7% gradually decreasing to 4% in 2013 and thereafter. A one percentage point change in these assumed rates would increase the post retirement obligation by $62 or decrease the post retirement obligation by $55.

The Health Plan has no assets and the Company pays the benefits as incurred. The Company expects to pay $13 to the Pension Plan and expects to pay $22 to the Health Plan in 2011. Benefits expected to be paid from these plans in the future are as follows:

	Pension Plan	Health Plan
2011	$13	$22
2012	13	46
2013	13	36
2014	12	25
2015	36	26
2016-2020	$370	$408

(13)	INCOME TAXES

The provision (benefit) for income taxes includes the following components:

	2010	2009	2008
Currently payable
Federal	$4,608	$2,226	$8,275
State and local	913	1,015	1,778
Foreign	(18)	1,338	32

	5,503	$4,579	$10,085

Deferred
Federal	(1,330)	947	(983)
State and local	(256)	110	(144)
Foreign	299	(669)	(138)

	(1,287)	388	(1,265)

	$4,216	$4,967	$8,820

The following is a reconciliation between the U.S. statutory federal income tax rate and the effective tax rate:

	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	0.9%	1.5%	3.2%
Research and development tax credit	(0.1)%	(0.2)%	—
Section 199 deduction	(0.9)%	(0.8)%	(1.9)%
International rate differential	(2.3)%	(2.1)%	0.1%
FIN 48 activity	(1.6)%	3.5%	(0.8)%
Foreign permanent differences	(6.2)%	(8.8)%	—
Foreign exchange impact on repayment of intercompany loans	(3.1)%	—	—
Other	1.1%	2.2%	(0.1)%

Effective tax rate	22.8%	30.3%	35.5%

The net deferred tax components consisted of the following at March 31:

	2010	2009
Deferred tax liabilities:
Tax depreciation over book depreciation	$(10,718)	$(9,407)
Tax intangible amortization over book intangible amortization	(2,155)	(2,497)
Software development	—	(232)

	(12,873)	(12,136)

Deferred tax assets:
Deferred compensation	347	269
Inventory reserves	344	277
Inventory capitalization	359	304
Allowance for doubtful accounts	182	173
Stock based compensation expense	1,646	1,149
Pension liability	125	200
Loss carry-forward amounts	1,728	1,339
Interest rate swaps	1,104	1,312
Lease obligations	279	—
State basis over tax basis of fixed assets	284	—
Non-deductible accruals and other	2,679	1,653

Gross deferred tax asset	9,077	6.676
Valuation allowance	(723)	—

Net deferred tax asset	8,354	6,676

Net deferred tax liability	$(4,519)	$(5,460)

As of March 31, 2010 and 2009, the Company had net operating loss carry-forwards in foreign jurisdictions of $5,662 and $4,463, respectively, which will be available to offset future taxable income and income tax liabilities, respectively. The carry-forwards do not expire and can be carried forward indefinitely. Additionally, as of March 31, 2010, the Company had net operating loss carry-forwards in state jurisdictions of approximately $324, which will be available to offset future taxable income and tax liabilities, respectively. The carry-forwards have various expirations and will be carried forward between 3 to 20 years.

Multi-Color recorded a valuation allowance of $723 at March 31, 2010 related to certain deferred tax assets in foreign jurisdictions due to the uncertainty of the realization of future tax benefits from those assets.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of March 31, 2010 and 2009, the Company had a liability of $3,531 and $3,821 respectively, recorded for unrecognized tax benefits for U.S., federal, state and foreign tax jurisdictions. As of March 31, 2010 and 2009, the Company recognized $128 and $349 respectively for interest and penalties to income tax expense in the consolidated statements of income. The gross amount of interest and penalties included in the liability for March 31, 2010 and 2009 respectively was $1,074 and $926. The total liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheet, as payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. In addition, the unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $3,531. The Company believes it is reasonably possible that approximately $38 of unrecognized tax benefits as of March 31, 2010 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign and state income tax matters.

A summary of the activity for the Company’s unrecognized tax benefits follows:

	2010	2009
Balance as of the beginning of the year	$3,821	$3,248
Additions of tax positions of the current year	109	254
Additions of tax positions of prior years	—	498
Settlements	—	(8)
Reductions of tax positions of prior years	—	(146)
Lapses of applicable statutes of limitations	(399)	(25)

Balance as of end of year	$3,531	$3,821

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At March 31, 2010, the Company was examined by the Internal Revenue Service through the fiscal year ended March 31, 2007. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before fiscal 2005. In Australia, the Company is currently open to examination back to fiscal 1999, and in South Africa, the Company is open to examination back to fiscal 2003.

The Company did not provide for U.S. federal income taxes or foreign withholding taxes in fiscal 2010 on approximately $12,337 of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.

(14)	MAJOR CUSTOMERS

During 2010, 2009 and 2008, sales to major customers (those with 10% or more of the Company’s net revenues) approximated 28%, 32% and 51%, respectively of the Company’s consolidated net revenues. Approximately 18%, 19% and 33% of sales in 2010, 2009 and 2008, respectively, were to the Procter & Gamble Company; approximately 10%, 13% and 18% of sales in 2010, 2009 and 2008, respectively, were to the Miller Brewing Company.

In addition, accounts receivable balances of such major customers approximated 4% and 17% of the Company’s total accounts receivable balance at March 31, 2010 and 2009, respectively. The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s operations.

(15)	STOCK BASED COMPENSATION

The Company measures compensation costs related to share-based transactions at the grant date, based on the fair value of the award, and recognized them as expense over the requisite service period.

For the year ended March 31, 2010, the Company recorded pre-tax compensation expense for stock-based incentive awards of $2,253 which increased selling, general and administrative expenses by $2,104 and cost of revenues by $149 and had an associated tax benefit of $518. The impact on basic and diluted net income per share for the year ended March 31, 2010 was $0.14.

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

The Company calculates the value of each employee stock option, estimated on the grant date, using the Black-Scholes model and the following weighted average assumptions:

	2010	2009	2008
Expected life (years)	5	5	5
Risk-free interest rate	2.1%	2.6%	4.5%
Expected volatility	49.3%	37.5%	34.0%
Dividend yield	1.9%	0.87%	0.62%

The Company estimated volatility based on the historical volatility of its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the options in effect at the time of the grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of the options represents the weighted-average period the stock options are expected to remain outstanding and is based on review of historical exercise behavior of option grants with similar vesting periods. The Company uses an estimated forfeiture rate based on historical data. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Options

As of March 31, 2010, the Company reserved 664 shares for future issuance to key employees and directors under the Company’s stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant and will expire not more than ten years after the date of grant. The applicable options vest ratably over a three to five year period. A summary of the changes in the options outstanding for years ended March 31, 2010, 2009 and 2008 is shown below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2007	799	$14.02
Granted	82	$23.21
Exercised	(92)	$9.84		$373
Forfeited	(35)	$16.37

Outstanding at March 31, 2008	754	$15.41
Granted	153	$22.98
Exercised	(81)	$12.86		$415
Forfeited	(108)	$19.65

Outstanding at March 31, 2009	718	$16.67
Granted	170	$32.91
Exercised	(7)	$5.59		$18
Forfeited	(34)	$36.62

Outstanding at March 31, 2010	847	$15.68	6.2	$5,070

Exercisable at March 31, 2010	468	$14.41	4.8	$2,568

Exercisable at March 31, 2009	376	$13.12	5.4	$1,920

As of March 31, 2010, the total compensation cost related to nonvested options not yet recognized and the weighted-average period over which it is expected to be recognized is $1,713 and 1.6 years, respectively.

The weighted average grant-date fair value of options granted during the year ended March 31, 2010, 2009 and 2008 was $5.47, $7.64 and $8.09, respectively. Cash received from options exercised during the year ended March 31, 2010 was $38, with a tax benefit of $9.

Restricted Stock

The Company’s stock option plans also provide for the issuance of restricted stock to certain employees and directors. The Company has also reserved 255 restricted shares of common stock for future issuance to non-employee directors under the 2006 Director Equity Compensation Plan (the 2006 Director Plan). Restricted stock grants under these plans typically vest over a three to five year period. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and is recognized on a straight-line basis over the period the restrictions lapse. A summary of the changes in restricted shares for the year ended March 31, 2010, 2009 and 2008 is shown below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares at March 31, 2007	15	$19.17
Granted	61	$23.98
Vested	(4)	$19.17
Forfeited	(3)	$19.17

Non-vested restricted shares at March 31, 2008	69	$23.38
Granted	104	$25.41
Vested	(18)	$20.70
Forfeited	(6)	$23.91

Non-vested restricted shares at March 31, 2009	149	$24.84
Granted	17	$14.48
Vested	(26)	$23.43

Non-vested restricted shares at March 31, 2010	140	$23.83

As of March 31, 2010, the total compensation cost related to nonvested restricted shares not yet recognized and the weighted-average period over which it is expected to be recognized was $1,780 and 0.9 years.

(16)	GEOGRAPHIC INFORMATION

On February 29, 2008, the Company acquired Collotype (see Note 3 to the Company’s Consolidated Financial Statements) which expanded the Company’s geographic presence. The Company now manufactures labels in the United States, Australia and South Africa. Net revenues, based on the country from which the product is shipped, and long-lived assets by country are as follows:

	2010	2009	2008
Net revenues:
United States	$200,715	$218,731	$204,554
Australia	61,917	59,499	4,838
South Africa	14,189	11,533	915

	$276,821	$289,763	$210,307

	March 31,
	2010	2009
Long-lived assets:
United States	$100,411	$107,087
Australia	105,460	82,371
South Africa	13,489	10,814

	$219,360	$200,272

(17)	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has various equipment, office and facility operating leases. Leases expire on various dates through January 2019. Rent expense during 2010, 2009 and 2008 was approximately $3,948, $3,619 and $1,219, respectively.

The annual future minimum rental obligations as of March 31, 2010 are as follows:

2011	$4,069
2012	3,686
2013	3,555
2014	3,477
2015	3,405
Thereafter	5,265

Total	$23,457

During fiscal 2010, the Company relocated its corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility in order to consolidate certain of its employees into existing owned office space. The lease for the Sharonville, Ohio location expires in April 2017. In connection with the relocation, the Company has entered into two agreements to sublease portions of the facility which both expire in April 2017. The Company did not have any sublease rental income from these agreements in fiscal 2010 and the Company projects aggregate future rental income under these agreements to be $2,185.

Purchase Obligations

The Company has entered into long-term purchase agreements (one to three years) for various uniforms, supplies, utilities and other services. The Company has a consigned inventory agreement with a key supplier in which the Company is required to purchase all consigned inventory not consumed within three months of order. Total inventories on consignment under this arrangement were $214 at March 31, 2010. The Company has also entered into agreements to purchase five presses in 2011 for an estimated purchase price of $4,456. The total estimated purchase obligations are $4,809 for 2011.

Litigation

Litigation is instituted from time to time against the Company which involves routine matters incident to the Company’s business. In the opinion of management, the ultimate disposition of pending litigation will not have a material adverse effect upon the Company’s results of operations, financial position or cash flows.

(18)	SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	2010	2009	2008
Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,273	$6,287	$822
Income taxes paid	3,150	8,727	12,069
Supplemental Disclosures of Non-Cash Activities:
Additional minimum pension liability	(216)	292	(112)
Interest rate swap fair value	577	(3,337)	—

Business combinations accounted for as a purchase:
Assets acquired	—	(3,150)	208,656
Liabilities assumed	—	2,845	(45,115)
Common stock issued	—	—	(36,600)
Payable for acquisition costs	—	305	(1,413)
Cash acquired	—	—	(9,861)

Net cash paid (received)	$—	$—	$115,667

(19)	OTHER COMPREHENSIVE INCOME

The components of other comprehensive income consist of:

	2010	2009	2008
Net income	$14,268	$11,298	$22,984
Additional minimum pension liability, net of tax	130	(184)	69
Unrealized foreign currency translation gain (loss)	29,282	(26,563)	(4,858)
Unrealized gain (loss) on interest rate swaps, net of tax	346	(2,025)	—

Total	$44,026	$(17,474)	$18,195

(20)	FAIR VALUE MEASUREMENTS

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

Foreign currency forward contract

In March 2010, the Company entered into a forward currency contract for $696 to fix the U.S. dollar value of a press to be purchased in South African Rand and delivered in South Africa in December 2010. This forward contract was not designated for hedge accounting treatment and therefore, the change in fair value of the contract is recorded in earnings.

At March 31, 2010, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(2,760)	—	$(2,760)	—
Foreign currency forward contract	$(696)	—	$(696)	—

At March 31, 2009, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(3,337)	—	$(3,337)	—

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses and in the valuation of assets held for sale and other long-lived assets. The Company tests goodwill annually, as of the last day of February of each fiscal year, for impairment by comparing the fair value of the reporting unit goodwill to its carrying amount. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. In 2010 and 2009, the Company did not adjust goodwill or intangible assets to their fair values on a nonrecurring basis. In 2010, the Company recorded $940 in fixed asset impairments to the income statement. The carrying value of these assets was adjusted to $120, the estimated fair value of the assets. In 2009, the Company recorded $1,146 in asset impairment charges related to the closure of it Framingham facility. The carrying value of these assets was adjusted to zero. See Note 21 for further information regarding the Framingham closure.

(21)	FACILITY CLOSURES

On February 12, 2010, the Company entered into a supply agreement to fulfill gravure cylinder requirements. As a part of the agreement, the Company sold certain assets associated with the manufacturing of gravure cylinders for $4.3 million in cash. The Company recorded a net after-tax gain of $2.1 million on the sale in its fourth quarter fiscal 2010 financial results. A charge of $262 for severance and other termination benefits and for plant clean-up costs is included in the net gain and included in accrued and other liabilities in the Company’s balance sheet. The remaining liability for these costs is expected to be paid out by September 2010. The Erlanger facility is currently held for sale. Below is a roll-forward of the reserves for employee severance and other termination benefits and other plant clean-up costs.

	Balance March 31, 2009	Amounts Expensed	Amounts Paid	Balance March 31, 2010
Employee Benefits	$—	$90	$(28)	$62
Plant Clean-up Costs	—	172	—	172

Total	$—	$262	$(28)	$234

During fiscal 2010, the Company relocated its corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility in order to consolidate certain of its employees into existing owned office space. The lease for the Sharonville, Ohio location expires in April 2017. In connection with the relocation, the Company recorded a charge of $1,219 million for remaining lease obligations and other costs related to its Sharonville facility and has entered into two agreements to sublease portions of the facility.

In January 2009, the Company announced plans to consolidate its heat transfer label (HTL) manufacturing business located in Framingham, Massachusetts into its other existing facilities. The transition began immediately with final plant closure occurring in the second quarter of fiscal 2010. In connection with the closure of the Framingham facility, the Company recorded a total pre-tax charge of $2,553 during its fourth quarter period ending March 31, 2009, consisting of $1,407 in cash charges for employee severance and other termination benefits related to 62 associates and other shut-down costs and $1,146 in non-cash charges related to asset impairments. This pre-tax charge is included in plant closure costs in the Company’s Consolidated Statement of Income and the $1,407 liability for severance and other termination benefits and other shut-down costs is included in accrued and other liabilities in the Company’s Consolidated Balance Sheet. During the year ended March 2010, the Company incurred employee retention charges of $261 recorded in selling, general and administrative expense. The remaining liability for employee severance and other termination benefits and other shut-down costs is expected to be paid by May 2010 and is recorded in accrued liabilities on the consolidated balance sheet. Below is a roll-forward of the reserves for employee severance and other termination benefits and other plant shut-down costs.

	Balance March 31, 2009	Amounts Expensed	Amounts Paid	Balance March 31, 2010
Employee Benefits and Other Accruals	$1,407	$261	$(1,577)	$91

(22)	QUARTERLY DATA (UNAUDITED)

(In thousands, except per share data)

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter’s per-share amount may not equal the total per-share amount for the respective year due to rounding.

Fiscal 2010:

	Quarter
	First	Second	Third	Fourth	Total
Net revenues	$69,658	$71,963	$65,981	$69,219	$276,821
Gross profit	12,955	12,821	11,359	11,466	48,601
Income from continuing operations	3,985	3,432	2,199	4,652	14,268
Income (loss) from discontinued operations	—	—	—	—	—
Net income	$3,985	$3,432	$2,199	$4,652	$14,268

Basic earnings (loss) per share:
Continuing operations	$0.33	$0.28	$0.18	$0.38	$1.17
Discontinued operations	$—	$—	$—	$—	$—

Net income	$0.33	$0.28	$0.18	$0.38	$1.17

Diluted earnings (loss) per share:
Continuing operations	$0.32	$0.28	$0.18	$0.38	$1.16
Discontinued operations	$—	$—	$—	$—	$—

Net income	$0.32	$0.28	$0.18	$0.38	$1.16

In the fourth quarter of 2010, the Company recorded a pre-tax gain of $3,451 ($2,141 after-tax) related to the sale of certain assets associated with the manufacture of gravure cylinders. During Fiscal 2010 the Company recorded a charge of $1,219 ($959 after-tax) for remaining lease obligations and other costs related to the relocation of the Company’s corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility.

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

(a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13A-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial officer, as appropriate to allow timely decisions regarding required disclosure. Multi-Color’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, Multi-Color’s Chief Executive Officer and Chief Financial Officer have concluded that, such controls and procedures were effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

During the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting.

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

EXECUTIVE OFFICERS

The Executive Officers of the Company are as follows:

Francis D. Gerace, 57, was promoted to President and appointed a Director in May 1999 and was elected Chief Executive Officer in August 1999. Mr. Gerace has announced that he will retire as President and Chief Executive Officer effective June 15, 2010. Mr. Gerace served as the Company’s Vice President of Operations from April 1998 to May 1999. Mr. Gerace held various operating positions and was Director of Strategic Business Systems for Fort James Corporation’s Packaging Business from 1993 to 1998. From 1974 to 1993, Mr. Gerace held various general management positions with Conagra, Inc. and Beatrice Foods Company.

Dawn H. Bertsche, 53, was appointed Vice President of Finance, Chief Financial Officer and Secretary in August 1999. In March, 2010, Ms. Bertsche was appointed Chief Accounting Officer in addition to Senior Vice President of Finance and Chief Financial Officer. In April 2005, Ms. Bertsche was promoted to Senior Vice President of Finance and Chief Financial Officer. Prior to joining Multi-Color, Ms. Bertsche was Chief Financial Officer for Hill Top Research, Inc. from 1997 to 1999 and held the position of Vice President and Controller and other financial positions for Clopay Corporation from 1987 to 1997. From 1977 to 1987, Ms. Bertsche held various financial management positions with LSI Lighting Systems, Inc. and Price Waterhouse.

Nigel A. Vinecombe, 47, became a director of Multi-Color in February 2008. He was appointed President and Chief Executive Officer of the Company effective June 16, 2010. Mr. Vinecombe served as Chief Operating Officer of Multi-Color from May 2009 to June 16, 2010, and as President of the International Business Unit of Multi-Color from February 2008 until May 2009. From 2000 to February 2008, he served as Group Managing Director of Collotype International Holdings Pty Ltd., a privately-held Australian wine label manufacturer.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (THOUSANDS, EXCEPT PER SHARE DATA)

The following table provides information regarding shares outstanding and available for issuance under the Company’s existing stock option plans:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by security holders	847	$15.68	664
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Of the total securities remaining available for issuance, 122 shares are reserved for issuance to the Company’s Board of Directors and 542 shares are reserved for issuance to the Company’s employees.

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

The information required by this item is set forth in the section entitled “Ratification of the Appointment of Grant Thornton LLP as Independent Registered Public Accountants” contained in our proxy statement to be filed with the SEC in connection with the 2010 Annual Meeting of Shareholders and is hereby incorporated by reference into this Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended March 31, 2010, 2009 and 2008

Consolidated Balance Sheets as of March 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended March 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

(a)(3)	List of Exhibits

Numbers	Description	Filing Status

3.1	Amended and Restated Articles of Incorporation	A

3.2	Amendment to Amended and Restated Articles of Incorporation (1987)	A

3.3	Amendment to Amended and Restated Articles of Incorporation (1999)	B

3.4	Amendment to Amended and Restated Articles of Incorporation (2007)	C

3.5	Amended and Restated Code of Regulations	D

10.1	First Refusal Agreement among certain Company shareholders	E

10.2	Waiver, Consent and Amendment Agreement dated May 7, 2002 (Amendment to First Refusal Agreement)	F

10.3	Asset Purchase Agreement dated January 25, 2005 between Multi-Color Corporation, MCC-Norway, Inc., MCC-Wisconsin, LLC, NorthStar Print Group, Inc. and Journal Communications, Inc.	G

10.4	Share Sale and Purchase Agreement dated January 21, 2008 among Multi-Color Corporation, Collotype International Holdings Pty Limited, Collotype Labels International Pty Limited and certain other parties	H

10.5	Credit Agreement dated as of February 29, 2008 among Multi-Color Corporation, Collotype International Holdings Pty Limited, Bank of America as Administrative Agent and Westpac Banking Corporation as Australian Administrative Agent	I

10.6	Guaranty and Collateral Agreement dated as of February 29, 2008 among Multi-Color Corporation, other parties thereto and Bank of America, N.A., as the Administrative Agent	I

10.7	Pledge and Security Agreement dated as of February 29, 2008 made by Multi-Color Corporation Australian Acquisition Pty Limited in favor of Westpac Banking Corporation, as Australian Administrative Agent	I

MANAGEMENT CONTRACTS AND COMPENSATION PLANS (Exhibits 10.8 to 10.19)

10.8	401(k) Retirement Savings Plan and Trust	E

10.9	1998 Non-Employee Director Stock Option Plan	J

10.10	Employment Agreement dated September 19, 2008 by and between Multi-Color Corporation and Francis D. Gerace	K

10.11	Employment Agreement dated September 19, 2008 by and between Multi-Color Corporation and Dawn H. Bertsche	K

10.12	1999 Long-Term Incentive Plan of Multi-Color Corporation dated as of January 19, 1999	L

10.13	2003 Stock Incentive Plan	M

10.14	Amendment to 2003 Stock Incentive Plan	C

10.15	2006 Director Equity Incentive Plan	N

10.16	Employment Agreement between Collotype Labels Pty Ltd and Nigel A. Vinecombe dated February 29, 2008	I

10.17	1999 Executive Deferred Compensation Plan as amended	O

10.18	First Amendment to Employer Agreement dated September 21, 2009 between Multi-Color and Nigel A. Vinecombe	P

10.19	Retirement Amendment dated May 7, 2010 between Multi-Color and Francis D. Gerace	Q

21	Subsidiaries with the Company	Filed herewith

23	Consent of Grant Thornton LLP	Filed herewith

31.1	Section 302 Certification – Chief Executive Officer	Filed herewith

31.2	Section 302 Certification – Chief Financial Officer	Filed herewith

32.1	Section 906 Certification – Chief Executive Officer	Filed herewith

32.2	Section 906 Certification – Chief Financial Officer	Filed herewith

Certain exhibits (as specified above) are hereby incorporated by reference to exhibits and appendices to the following documents previously filed by Multi-Color Corporation with the Securities and Exchange Commission.

A	The Form 10-K for the 1996 fiscal year.
B	The Form 10-K for the 2000 fiscal year.
C	The Form 8-K filed August 17, 2007.
D	The Proxy Statement for the Annual Meeting of Shareholders held on August 19, 1999.
E	Registration Statement No. 33-51772, filed September 10, 1992.
F	The Form 10-K for the 2003 fiscal year.
G	The Form 8-K filed January 25, 2005.
H	The Form 8-K filed January 25, 2008.
I	The Form 8-K filed March 6, 2008.
J	The Proxy Statement for the Annual Meeting of Shareholders held on October 15, 1998.
K	The Form 8-K filed September 25, 2008.
L	The Proxy Statement for the Annual Meeting of Shareholders held on August 19, 1999.
M	The Proxy Statement for the Annual Meeting of Shareholders held on August 21, 2003.
N	The Proxy Statement for the Annual Meeting of Shareholders held on August 17, 2006.
O	The Form 8-K filed January 8, 2009.
P	The Form 8-K filed September 22, 2009.
Q	The Form 8-K filed May 11, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION

Dated: June 14, 2010	By:	/s/ Francis D. Gerace
Francis D. Gerace
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Francis D. Gerace	President, Chief Executive Officer and Director	June 14, 2010
Francis D. Gerace	(Principal Executive Officer)

/s/ Dawn H. Bertsche	Senior Vice President Finance, Chief Financial and Accounting Officer, Secretary (Principal Financial Officer)	June 14, 2010
Dawn H. Bertsche

/s/ Nigel A. Vinecombe	Chief Operating Officer and Director	June 14, 2010
Nigel A. Vinecombe

/s/ Lorrence T. Kellar	Chairman of the Board of Directors	June 14, 2010
Lorrence T. Kellar

/s/ Robert R. Buck	Director	June 14, 2010
Robert R. Buck

/s/ Charles B. Connolly	Director	June 14, 2010
Charles B. Connolly

/s/ Roger A. Keller	Director	June 14, 2010
Roger A. Keller

/s/ Thomas M. Mohr	Director	June 14, 2010
Thomas M. Mohr