Form 10-Q
period 2010-06-30
MULTI COLOR Corp
filed 2010-08-09
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Common shares, no par value – 13,216,070 (as of July 30, 2010)

MULTI-COLOR CORPORATION

FORM 10-Q

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	June 30, 2010	June 30, 2009
Net revenues	$74,146	$69,658
Cost of revenues	59,158	56,703

Gross profit	14,988	12,955
Selling, general and administrative expenses	8,380	6,280

Operating income	6,608	6,675
Interest expense	1,208	1,229
Other (income) expense, net	(44)	(136)

Income before income taxes	5,444	5,582
Income tax expense	1,699	1,597

Net income	$3,745	$3,985

Basic earnings per common share	$0.31	$0.33
Diluted earnings per common share	$0.30	$0.32
Dividends per common share	$0.05	$0.05

Weighted average shares and equivalents outstanding:

Basic	12,243	12,201
Diluted	12,332	12,298

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$5,638	$8,149
Accounts receivable, net of allowance of $471 and $533 at June 30, 2010 and March 31, 2010, respectively	33,506	32,546
Inventories	22,467	19,528
Deferred tax asset	2,354	2,418
Prepaid expenses and other	1,720	1,240

Total current assets	65,685	63,881
Assets held for sale	531	531
Property, plant and equipment, net	83,842	84,349
Goodwill	110,507	117,120
Intangible assets, net	15,476	16,829
Deferred financing fees and other	732	531
Deferred tax asset	1,906	2,101

Total assets	$278,679	$285,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$10,001
Accounts payable	25,465	22,125
Accrued income taxes	899	1,353
Accrued and other liabilities	3,444	4,113
Accrued payroll and benefits	6,101	6,355

Total current liabilities	45,909	43,947
Long-term debt	72,030	75,642
Deferred tax liability	9,768	9,053
Other liabilities	10,539	10,072

Total liabilities	$138,246	$138,714
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 12,336 and 12,361 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	577	577
Paid-in capital	64,375	64,606
Treasury stock, 62 and 36 shares at cost at June 30, 2010 and March 31, 2010, respectively	(536)	(239)
Restricted stock	(709)	(1,780)
Retained earnings	90,607	87,479
Accumulated other comprehensive income (loss)	(13,881)	(4,015)

Total stockholders’ equity	140,433	146,628

Total liabilities and stockholders’ equity	$278,679	$285,342

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,745	$3.985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,646	2,833
Amortization	468	429
Net (gain) loss on disposal of equipment	(37)	2
Increase in non-current deferred compensation	14	29
Stock based compensation expense	1,279	550
Impairment loss on long-lived assets	—	27
Deferred taxes, net	932	321
Net (increase) decrease in accounts receivable	(2,100)	(78)
Net (increase) decrease in inventories	(3,295)	(147)
Net (increase) decrease in prepaid expenses and other	(126)	453
Net increase (decrease) in accounts payable	3,913	(756)
Net increase (decrease) in accrued liabilities and other	(1,705)	(557)
Net increase (decrease) in deferred revenues	(25)	(48)

Cash provided by operating activities	5,709	7,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,354)	(1,162)
Net refund of escrow on acquisition of business	—	177
Acquisition of business	(451)	—
Proceeds from sale of plant and equipment	253	70

Cash used in investing activities	(4,552)	(915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	16,271	13,691
Payments under revolving line of credit	(16,298)	(17,259)
Repayment of long-term debt	(2,500)	(2,500)
Proceeds from issuance of common stock	17	—
Capitalized loan fees	(250)	—
Dividends paid	(617)	(617)

Cash used in financing activities	(3,377)	(6,685)
Effect of exchange rate changes on cash	(291)	539

Net decrease in cash	(2,511)	(18)
Cash and cash equivalents, beginning of period	8,149	3,194

Cash and cash equivalents, end of period	$5,638	$3,176

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$1,039	$1,114
Income taxes paid, net of refunds received	$1,609	$361
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Change in interest rate swap liability fair value	$(342)	$1,113

The accompanying notes are an integral part of the consolidated financial statements.

MULTI-COLOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except per share data)

Item 1.	Financial Statements (continued)

1. Description of Business and Significant Accounting Policies

The Company:

Multi-Color Corporation (the Company), headquartered in Cincinnati, Ohio, is a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home and personal care, wine and spirit, food and beverage and specialty consumer products. MCC serves national and international brand owners in North, Central and South America, Europe, Australia, New Zealand and South Africa with a comprehensive range of the latest label technologies in Pressure Sensitive, Cut and Stack, In-Mold, Shrink Sleeve and Heat Transfer.

Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

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

Accounts Receivable:

Our customers are primarily major consumer product, food, and wine and spirit companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age and specific individual risks identified. Losses may also depend to some degree on current and future economic conditions. Although future conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal 2011. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the Company’s operating results and cash flows.

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

The Company manages foreign currency exchange rate risk by entering into forward currency contracts. The forward contracts have been designated as effective fair value hedges at inception and on an ongoing quarterly basis and therefore, any changes in fair value are recorded in earnings. See Note 7.

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

The Company has two forward currency hedges to fix the U.S. dollar value of a press to be purchased in Euros and delivered to the Batavia plant. The forward contracts are designated as fair value hedges. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in earnings.

Foreign Exchange:

The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive earnings as a component of stockholders’ equity. See Note 10.

Stock Based Compensation:

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended June 30, 2010 and 2009 was $1,279 and $550, respectively.

Subsequent Events:

The Company evaluated subsequent events through the date the financial statements were issued, and noted no material subsequent events had occurred other than the Guidotti CentroStampa S.p.A. acquisition, effective July 1, 2010. See Note 13.

New Accounting Pronouncements:

In April 2010, the Financial Accounting Standards Board (FASB) issued revised accounting guidance to address whether an employee stock option should be classified as a liability or as an equity instrument if the exercise price is denominated in the currency in which a substantial portion of the entity’s equity securities trades. That currency may differ from the entity’s functional currency and from the payroll currency of the employee receiving the option. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, which for the Company is April 1, 2011. This guidance is not expected to have an impact on the Company.

2. Earnings Per Common Share

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 756 and 659 shares in the three months ended June 30, 2010 and 2009, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations (shares in thousands):

	Three Months Ended June 30,
	2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	12,243	$0.31	12,201	$0.33
Effect of dilutive stock options and restricted shares	89	(0.01)	97	(0.01)

Diluted EPS	12,332	$0.30	12,298	$0.32

3. Inventories

Inventories are comprised of the following:

	June 30, 2010	March 31, 2010
Finished goods	$11,185	$12,267
Work in process	3,106	2,390
Raw materials	8,844	5,730

	23,135	20,387
Inventory reserves	(668)	(859)

	$22,467	$19,528

4. Debt

The components of the Company’s debt consisted of the following:

	June 30, 2010	March 31, 2010
U.S. Revolving Credit Facility, 2.00% and 1.66% weighted average variable interest rate at June 30, 2010 and March 31, 2010, respectively, due 2013	$43,000	$45,000
Australian Sub-Facility, 6.18% and 5.63% variable interest rate at June 30, 2010 and March 31, 2010, respectively, due in 2013	11,530	10,642
Term Loan Facility, 1.91% and 1.67% variable interest rate at June 30, 2010 and March 31, 2010, respectively, due in quarterly installments of $2,500 from 2009 to 2013	27,500	30,000
Capital leases	—	1
Less current portion of debt	(10,000)	(10,001)

	$72,030	$75,642

On February 29, 2008 and in connection with the Collotype acquisition, the Company executed a five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility) that expires in 2013. The Credit Facility contains an election to increase the facility by up to an additional $50 million and the Company terminated its previous $50 million credit facility. At June 30, 2010, the aggregate principal amount of $177.5 million is available under the Credit Facility through: (i) a $110 million five-year revolving credit facility (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40 million five-year revolving credit facility (“Australian Sub-Facility”); and (iii) a $27.5 million term loan facility (“Term Loan Facility”), which amortizes $10 million per year.

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

Available borrowings under the Credit Facility at June 30, 2010 consisted of $65,740 under the U.S. Revolving Credit Facility and $28,470 under the Australian Sub-Facility.

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

The Credit Facility was amended effective July 1, 2010 in connection with the Guidotti CentroStampa S.p.A. acquisition. See Note 13.

5. Major Customers

During the three months ended June 30, 2010 and 2009, sales to major customers (those exceeding 10% of the Company’s net revenues in either period presented) approximated 27% and 32%, respectively of the Company’s consolidated net revenues. Approximately 19% and 16% of revenues for the three months ended June 30, 2010 and 2009, respectively, were to the Procter & Gamble Company. Approximately 8% and 16% of revenues for the three months ended June 30, 2010 and 2009, respectively, were to the Miller Brewing Company. In addition, accounts receivable balances of such major customers approximated 6% and 4% of the Company’s total accounts receivable balance at June 30, 2010 and March 31, 2010, respectively.

The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s results of operations and cash flows.

6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At June 30, 2010, the Company was examined by the Internal Revenue Service through the fiscal year ended March 31, 2007. The Company is no longer subject to U.S. federal and state and local examinations by tax authorities for years before fiscal 2005. In Australia, the Company is currently open to examination back to fiscal 1999, and in South Africa, the Company is open to examination back to fiscal 2003.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of June 30, 2010 and March 31, 2010, the Company had a liability of $3,534 and $3,531 respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. The gross amount of interest and penalties associated with the liability at June 30, 2010 and March 31, 2010, respectively, was $1,136 and $1,074. The total liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheet, as payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $3,534. The Company believes it is reasonably possible that approximately $9 of unrecognized tax benefits as of June 30, 2010 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain state income tax matters.

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

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 0.75% to 2.00% based on the Company’s leverage ratio. The fixed interest rates at June 30, 2010 were 4.42% and 4.83% on the amortizing and non-amortizing Swaps, respectively. The balance of the amortizing Swap was $22,000 at June 30, 2010.

The Swaps were designated as highly effective cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in other comprehensive earnings and are measured on an ongoing basis. At June 30, 2010 and March 31, 2010, the fair value of the Swaps was a net liability of $3,102 and $2,760, respectively, and was included in other liabilities on the consolidated balance sheet.

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

In March 2010, the Company entered into a forward currency contract for $696 to fix the U.S. dollar value of a press to be purchased in South African Rand and delivered in South Africa in December 2010. This forward contract was not designated for hedge accounting treatment and therefore, the change in fair value of the contract is recorded in earnings. The forward contract was settled in the first quarter of fiscal year 2011 and did not have a material impact on earnings.

In June 2010, the Company entered into two forward currency contracts to fix the U.S. dollar value of a press to be purchased in Euros and delivered to the Batavia plant. The press will be delivered in September 2010 with one payment due at the time of delivery and a second payment due one year after delivery. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in earnings. The fair value of the contracts at June 30, 2010 is $10.

8. Acquisition

On February 29, 2008, the Company acquired 100% of Collotype which provided the Company with a broader international operating footprint to better serve its existing and acquired customers and an expanded ability to attract new international customers. The results of Collotype’s operations were included in the Company’s consolidated financial statements beginning March 1, 2008.

At June 30, 2010, $630 was in an escrow account pending resolution of various contingencies primarily related to income taxes for pre-acquisition activities of Collotype. During the three months ended June 30, 2010, $88 was paid from the escrow to settle tax contingencies related to the pre-acquisition activities of Collotype. Any change in escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price.

For information regarding the Guidotti CentroStampa S.p.A. acquisition subsequent to the end of the June 30, 2010 quarter, see Note 13.

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

The Company has two foreign currency forward contracts to fix the U.S. dollar value of a press to be purchased in Euros and delivered to the Batavia plant in September, 2010 (see Note 7). The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in earnings.

At June 30, 2010 the Company carried the following financial assets and liabilities at fair value:

	Fair Value at June 30, 2010	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$(3,102)	—	$(3,102)	—
Foreign currency forward contract	$10	—	$10	—

At March 31, 2010, the Company carried the following financial assets and liabilities at fair value:

	Fair Value at March 31, 2010	Fair Value Measurement Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(2,760)	—	$(2,760)	—
Foreign currency forward contract	$(696)	—	$(696)	—

The Company values interest rate swaps using proprietary pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using forward rates at the date of valuation.

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

10. Comprehensive Income (Loss)

	Three Months Ended June 30,
	2010	2009
Net income	$3,745	$3,985
Unrealized foreign currency translation gain (loss)	(9,661)	15,221
Unrealized gain (loss) on interest swaps, net of tax	(205)	672

Total Comprehensive Income (Loss)	$(6,121)	$19,878

11. Goodwill and Intangible Assets

Goodwill movements consisted of the following:

Balance at March 31, 2010	$117,120
Escrow payment related to the Collotype acquisition	88
Currency translation and other	(6,701)

Balance at June 30, 2010	$110,507

Intangible assets consist of the following:

	Customer Relationships		Technology		Total
	June 30, 2010	March 31, 2010	June 30, 2010	March 31, 2010	June 30, 2010	March 30, 2010
Intangibles – at cost	$20,790	$18,065	$1,537	$1,311	$22,327	$19,376
Foreign exchange	(823)	2,725	(62)	226	(885)	2,951

	19,967	20,790	1,475	1,537	21,442	22,327
Accumulated amortization	(5,479)	(5,066)	(487)	(432)	(5,966)	(5,498)

Net intangibles at June 30, 2010	$14,488	$15,724	$988	$1,105	$15,476	$16,829

12. Facility Closures

On February 12, 2010, the Company entered into a supply agreement to fulfill gravure cylinder requirements. As a part of the agreement, the Company sold certain assets associated with the manufacturing of gravure cylinders for $4.3 million in cash. The Company recorded a net after-tax gain of $2.1 million on the sale in its fourth quarter fiscal 2010 financial results, including a charge of $262 for severance and other termination benefits and for plant clean-up costs. This liability is included in accrued and other liabilities in the Company’s balance sheet. The remaining liability for these costs is expected to be paid by September 2010. The Erlanger facility is currently held for sale. Below is a roll-forward of the reserves for employee severance and other termination benefits and other plant clean-up costs.

	Balance March 31, 2010	Amounts Expensed	Amounts Paid	Balance June 30, 2010
Employee Benefits	$62	$—	$(39)	$23
Plant Clean-up Costs	172	—	(85)	87

Total	$234	$—	$(124)	$110

In January 2009, the Company announced plans to consolidate its heat transfer label (HTL) manufacturing business located in Framingham, Massachusetts into its other existing facilities. The transition began immediately with final plant closure occurring in the second quarter of fiscal 2010. In connection with the closure of the Framingham facility, the Company recorded a total pre-tax charge of $2,553 during its fourth quarter period ending March 31, 2009, consisting of $1,407 in cash charges for employee severance and other termination benefits related to 62 associates and other shut-down costs and $1,146 in non-cash charges related to asset impairments. Below is a roll-forward of the reserves for employee severance and other termination benefits and other plant shut-down costs:

	Balance March 31, 2010	Amounts Expensed	Amounts Paid	Balance June 30, 2010
Employee Benefits and Other Accruals	$91	$—	$(83)	$8

13. Subsequent Events

On June 28, 2010, Multi-Color Corporation (“MCC”) entered into a Stock Purchase Agreement (the “Agreement”) to acquire Guidotti CentroStampa S.p.A. (the Acquisition). On July 1, 2010, pursuant to the Agreement, MCC acquired all issued capital shares of Guidotti CentroStampa for Euro 50.5 million net of debt assumed (the “Purchase Price”). The selling shareholders received approximately 80% of the proceeds in the form of cash and 20% in the form of 934,567 shares of MCC common stock. This stock represents approximately 8% of MCC’s shares outstanding immediately prior to consummation of the Acquisition.

The selling shareholders have agreed to indemnify MCC with respect to the Acquisition, including certain losses arising out of a breach of their warranties or covenants under the Agreement. The Agreement provides that 15% of the Purchase Price is deferred including a performance based component. Also, 10% of the purchase price is held in escrow for up to five years to fund certain potential indemnification obligations of the selling shareholders and is subject to achieving certain employment milestones.

On June 28, 2010, MCC entered into an amendment (“the First Amendment”) to the Company’s Credit Agreement dated as of February 29, 2008 (“Credit Agreement”) with the lenders thereunder, effective simultaneously with the closing of the Acquisition.

The First Amendment amended the Credit Agreement to (i) permit the acquisition of Guidotti CentroStampa S.p.A. by MCC; (ii) increase the Aggregate U.S. Revolving Commitment (as defined in the First Amendment) by USD $20 million thereby increasing the total borrowing capacity from USD $180 million to USD $200 million (with a $40 million multi-currency tranche), with the potential to increase total borrowing capacity by USD $50 million; (iii) extend the maturity date of the Credit Facilities (as defined in the Credit Agreement) to April 1, 2014; (iv) increase the maximum leverage ratio to 3.75 to 1.00 with scheduled step-downs; and (v) implement a change in interest rate margins over the applicable Eurocurrency or Australian BBSY rate ranging from 3.25% to 1.75% based on the leverage ratio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands)

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. The Company’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

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

We believe the following critical accounting policies impact the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. Additionally, our senior management has reviewed the critical accounting policies and estimates with the Board of Directors’ Audit and Finance Committee. For a more detailed discussion of the application of these and other accounting policies, refer to Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2010.

Revenue Recognition

The Company recognizes revenue on sales of products when the customer receives title to the goods, which is generally upon shipment or delivery depending on sales terms. Revenues are generally denominated in the currency of the country from which the product is shipped and are net of applicable returns and discounts.

Accounts Receivable

Our customers are primarily major consumer product, food, and wine and spirit companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age and specific individual risks identified. Losses may also depend to some degree on current and future economic conditions. Although these conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal 2011. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the Company’s operating results and cash flows.

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

Executive Overview

We are a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home and personal care, wine and spirit, food and beverage and specialty consumer products. MCC serves national and international brand owners in North, Central and South America, Europe, Australia, New Zealand and South Africa with a comprehensive range of the latest label technologies in Pressure Sensitive, Cut and Stack, In-Mold, Shrink Sleeve and Heat Transfer.

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

On June 28, 2010, the Company entered into a Stock Purchase Agreement to acquire Guidotti CentroStampa S.p.A. On July 1, 2010, pursuant to the Agreement, the Company acquired all issued capital shares of Guidotti CentroStampa for Euro 50.5 million net of debt assumed. The selling shareholders will receive approximately 80% of the proceeds in the form of cash and 20% in the form of 934,567 shares of MCC common stock. This stock represents approximately 8% of MCC’s shares outstanding immediately prior to consummation of the Acquisition.

On June 28, 2010, the Company entered into an amendment (“the First Amendment”) to the Company’s Credit Agreement dated as of February 29, 2008 (“Credit Agreement”) with the lenders thereunder, effective simultaneously with the closing of the Acquisition.

The First Amendment amended the Credit Agreement to (i) permit the acquisition of Guidotti CentroStampa S.p.A. by the Company; (ii) increase the Aggregate U.S. Revolving Commitment (as defined in the First Amendment) by USD $20 million thereby increasing the total borrowing capacity from USD $180 million to USD $200 million (with a $40 million multi-currency tranche), with the potential to increase total borrowing capacity by USD $50 million; (iii) extend the maturity date of the Credit Facilities (as defined in the Credit Agreement) to April 1, 2014; (iv) increase the maximum leverage ratio to 3.75 to 1.00 with scheduled step-downs; and (v) implement a change in interest rate margins over the applicable Eurocurrency or Australian BBSY rate ranging from 3.25% to 1.75% based on the leverage ratio.

Results of Operations

Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009:

	2010	2009	$ Change	% Change

Net Revenues	$74,146	$69,658	$4,488	6%

Revenues for the three months ended June 30, 2010 as compared to the same period of the prior year increased 6% primarily due to a 7% increase in sales volumes and mix and a 3% favorable foreign exchange impact, partially offset by a 4% unfavorable pricing impact. The sales volume increase was primarily due to higher volumes in our North American customer base. The unfavorable pricing impact was due to reduced pricing schedules associated with new agreements entered into in the second quarter of fiscal 2010 with three of our largest customers.

	2010	% of Revenues	2009	% of Revenues	$ Change	% Change

Cost of Revenues	$59,158	80%	$56,703	81%	$2,455	4%

Gross Profit	$14,988	20%	$12,955	19%	$2,033	16%

Consolidated gross profit increased 16% compared to the same period of the prior year due to higher sales volumes and improved operating efficiencies. Gross profit as a percentage of revenues increased to 20% from 19% in the same period of the prior year.

	2010	% of Revenues	2009	% of Revenues	$ Change	% Change

Selling, General & Administrative Expenses	$8,380	11%	$6,280	9%	$2,100	33%

Selling, general and administrative (SG&A) expenses increased $2.1 million or 33% compared to the prior year due primarily to $1.3 million in severance and stock compensation charges for accelerated vesting of restricted stock and stock options, $535 in acquisition related expenses, foreign exchange and higher professional fees.

Interest Expense and Other (Income) Expense

	2010	2009	$ Change	% Change

Interest Expense	$1,208	$1,229	$(21)	(2)%
Other (Income) Expense, net	$(44)	$(136)	$92	(68)%

Interest expense decreased 2% to $1,208 compared to the same period of the prior year as a result of a reduction in bank debt of $15,684 due to debt repayments partially offset by the impact of higher interest rates and higher interest expense related to the present value adjustment for our former corporate headquarter lease liability. We had $82,030 of debt at June 30, 2010 compared to $97,714 of debt at June 30, 2009. Other (income) expense decreased by $92 from the prior year due to income related to a mark-to-market adjustment on a hedged payable to purchase a press.

	2010	2009	$ Change	% Change

Income Tax Expense	$1,699	$1,597	$102	6%

Our effective tax rate increased from 29% in the first quarter of fiscal 2010 to 31% in the first quarter of fiscal 2011 due primarily to an increase in income in higher tax jurisdictions. Our expected tax rate for fiscal year 2011 is 31%.

Liquidity and Capital Resources

Through the three months ended June 30, 2010, net cash provided by operating activities was $5,709 as compared to $7,043 in the same period of the prior year. The decrease in cash flow is primarily due to higher income tax payments in the current year partially offset by higher accounts payable balances and higher accounts receivable and inventory balances.

Through the three months ended June 30, 2010, net cash used in investing activities was $4,552 as compared to net cash used of $915 in the same period of the prior year. Capital expenditures in the three months ended June 30, 2010 were $4,354 and were partially offset by proceeds from the sale of plant and equipment of $253. The majority of these expenditures were to purchase new presses in the Australian, South African and Napa operations. The Company also spent $535 in acquisition expenditures in the three months ended June 30, 2010. Cash used in investing activities in the prior year included capital expenditures of $1,162. The projected amount of capital expenditures for 2011 is $13.9 million.

Through the three months ended June 30, 2010, net cash used in financing activities was $3,377 as compared to $6,685 in the prior year. During the three months ended June 30, 2010, net debt payments were $2,527 compared to $6,068 in the prior year. The decrease in debt payments was due to the higher capital expenditures to purchase new presses.

On February 29, 2008 and in connection with the Collotype acquisition, the Company executed a five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility) that expires in 2013. The Credit Facility contains an election to increase the facility by up to an additional $50 million and the Company terminated its previous $50 million credit facility. At June 30, 2010, the aggregate principal amount of $177.5 million is available under the Credit Facility through: (i) a $110 million five-year revolving credit facility (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40 million five-year revolving credit facility (“Australian Sub-Facility”); and (iii) a $27.5 million term loan facility (“Term Loan Facility”), which amortizes $10 million per year.

The Credit Facility may be used for working capital, capital expenditures and other corporate purposes. Loans under the U.S. Revolving Credit Facility and Term Loan Facility bear interest at either: (i) the greater of (a) Bank of America’s prime rate in effect from time to time; and (b) the federal funds rate in effect from time to time plus 0.5%; or (ii) the applicable London interbank offered rate plus the applicable margin for such loans which ranges from 0.75% to 2.00% based on the Company’s leverage ratio at the time of the borrowing. Loans under the Australian Sub-Facility bear interest at the Bank Bill Swap Bid Rate (BBSY) plus the applicable margin for such loans, which ranges from 0.75% to 2.00% based on Multi-Color’s leverage ratio at the time of the borrowing.

Available borrowings under the Credit Facility at June 30, 2010 consisted of $65,740 under the U.S. Revolving Credit Facility and $28,470 under the Australian Sub-Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants. The Credit Facility requires Multi-Color to maintain the following financial covenants: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.25 to 1.00, stepping down to 3.00 to 1.00 at December 31, 2010 and for each fiscal quarter thereafter; and (iii) a minimum consolidated interest charge coverage ratio of 3.50 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and the Company’s property and assets, but excluding real property.

We believe that we have both sufficient short and long-term liquidity and financing. We had a working capital position of $19,776 and $19,934 at June 30, 2010 and March 31, 2010, respectively and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

See Note 13 for information relating the Credit Facility amendment effective July 1, 2010.

Contractual Obligations

The following table summarizes Multi-Color’s contractual obligations as of June 30, 2010:

Aggregated Information about Contractual Obligations and Other Commitments for Continuing Operations:

June 30, 2010	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years

Total debt	$82,030	$10,000	$10,000	$62,030	$—	$—	$—

Interest on total debt (1)	9,041	3,857	3,307	1,877	—	—	—

Rent due under operating leases	23,954	4,309	3,784	3,591	3,539	3,411	5,320

Unconditional purchase obligations	3,482	2,971	511	—	—	—	—

Pension and post retirement obligations	1,020	35	59	49	37	62	778

Deferred compensation (2)	876	793	—	—	—	—	83

Unrecognized tax benefits (3)	—	—	—	—	—	—	—

Total Contractual Cash Obligations	$120,403	$21,965	$17,661	$67,547	$3,576	$3,473	$6,181

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of June 30, 2010.
(2)	The more than 5 years column includes $83 of deferred compensation obligations for which the timing of such payments are not determinable.
(3)	The table excludes $3,534 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2010.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

During the quarter ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting.

Forward-Looking Statements

The Company believes certain statements contained in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Company undertakes no obligation to update or any forward-looking statements to reflect events or circumstances after the date on which they are made.

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

Part II - Other Information

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – The Company had no material changes to the Risk Factors disclosed in the Company’s Form 10-K for the year ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 5.	Other Information – None

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: August 9, 2010	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial and Accounting Officer, Secretary