Form 10-Q
period 2010-09-30
MULTI COLOR Corp
filed 2010-11-09
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Common shares, no par value – 13,257,809 (as of October 29, 2010)

MULTI-COLOR CORPORATION

FORM 10-Q

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net revenues	$90,624	$71,963	$164,770	$141,621
Cost of revenues	72,221	59,142	131,379	115,845

Gross profit	18,403	12,821	33,391	25,776
Selling, general and administrative expenses	7,953	6,697	16,333	12,977

Operating income	10,450	6,124	17,058	12,799
Interest expense	2,048	1,257	3,256	2,486
Other income, net	(39)	(44)	(83)	(180)

Income before income taxes	8,441	4,911	13,885	10,493
Income tax expense	2,689	1,479	4,388	3,076

Net Income	$5,752	$3,432	$9,497	$7,417

Basic earnings per common share	$0.44	$0.28	$0.75	$0.61
Diluted earnings per common share	$0.43	$0.28	$0.74	$0.60
Dividends per common share	$0.05	$0.05	$0.10	$0.10

Weighted average shares and equivalents outstanding:
Basic	13,217	12,202	12,733	12,201
Diluted	13,337	12,359	12,837	12,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2010	March 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$7,981	$8,149
Accounts receivable, net of allowance of $655 and $533 at September 30, 2010 and March 31, 2010, respectively	53,610	32,546
Inventories	25,964	19,528
Deferred tax asset	2,441	2,418
Prepaid expenses and other	4,947	1,240

Total current assets	94,943	63,881
Assets held for sale	531	531
Property, plant and equipment, net	105,289	84,349
Goodwill	145,857	117,120
Intangible assets, net	34,280	16,829
Deferred financing fees and other	1,652	531
Deferred tax asset	2,176	2,101

Total assets	$384,728	$285,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,236	$10,001
Accounts payable	28,237	22,125
Accrued income taxes	1,353	1,353
Accrued and other liabilities	10,909	4,113
Accrued payroll and benefits	8,236	6,355

Total current liabilities	60,971	43,947
Long-term debt	117,820	75,642
Deferred tax liability	19,291	9,053
Other liabilities	13,627	10,072

Total liabilities	211,709	138,714
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 13,278 and 12,361 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	671	577
Paid-in capital	72,398	64,606
Treasury stock, 62 and 36 shares at cost at September 30, 2010 and March 31, 2010, respectively	(536)	(239)
Restricted stock	(288)	(1,780)
Retained earnings	95,697	87,479
Accumulated other comprehensive income (loss)	5,077	(4,015)

Total stockholders’ equity	173,019	146,628

Total liabilities and stockholders’ equity	$384,728	$285,342

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,497	$7,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,013	5,641
Amortization	1,342	882
Net (gain) loss on disposal of equipment	(64)	27
Increase in non-current deferred compensation	14	59
Stock based compensation expense	1,869	1,103
Excess tax (benefit)/deficiency from stock based compensation	511	—
Impairment loss on long-lived assets	—	28
Deferred taxes, net	1,145	259
Net (increase) decrease in accounts receivable	(3,492)	83
Net (increase) decrease in inventories	25	(683)
Net (increase) decrease in prepaid expenses and other	(229)	1,321
Net increase (decrease) in accounts payable	(2,055)	(400)
Net increase (decrease) in accrued liabilities and other	(3,171)	38
Net increase (decrease) in deferred revenues	86	42

Cash provided by operating activities	11,491	15,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,484)	(3,189)
Investment in CentroStampa	(34,895)	—
Net refund/(payment) of escrow on acquisition of business	(88)	177
Short term deposits on equipment, net	(1,589)	—
Proceeds from sale of plant and equipment	293	738
Other	(250)	—

Cash used in investing activities	(44,013)	(2,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	76,604	27,891
Payments under revolving line of credit	(37,032)	(35,157)
Repayment of long-term debt	(5,000)	(5,000)
Proceeds from issuance of common stock	91	—
Excess tax (benefit)/deficiency from stock based compensation	(511)	—
Capitalized loan fees	(1,520)	—
Dividends paid	(1,280)	(1,237)

Cash provided by (used in) financing activities	31,352	(13,503)

Effect of exchange rate changes on cash	1,002	747

Net (decrease)/increase in cash	(168)	787
Cash and cash equivalents, beginning of period	8,149	3,194

Cash and cash equivalents, end of period	$7,981	$3,981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$2,774	$2,225
Income taxes paid, net of refunds received	$4,564	$1,198
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Change in interest rate swap liability fair value	$(616)	$592

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTI-COLOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

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

Goodwill and Intangible Assets:

Goodwill is not amortized and the Company tests goodwill annually, as of the last day of February of each fiscal year, for impairment by comparing the fair value of the reporting unit goodwill to its carrying amount. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Intangible assets with definite useful lives are amortized using the straight-line method, which estimates the economic benefit, over periods of up to eighteen years. Intangible assets are also tested for impairment when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values.

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

The Company has a forward currency hedge to fix the U.S. dollar value of a press purchased in Euros and delivered to the Batavia, Ohio plant. The forward contract is designated as a fair value hedge. The Company adjusts the carrying value of this derivative to its estimated fair value and records the adjustment in earnings.

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

Stock Based Compensation:

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended September 30, 2010 and 2009 was $590 and $553, respectively. The Company’s stock based compensation expense for the six months ended September 30, 2010 and 2009 was $1,869 and $1,103, respectively. The three and six months ended September 30, 2010 include $310 and $1,154 respectively, for accelerated vesting of restricted stock and stock options for certain former employees.

Subsequent Events:

The Company evaluated subsequent events through the date the financial statements were issued, and noted no material subsequent events had occurred requiring accrual or disclosure in the financial statements, other than the Monroe Etiquette acquisition, effective

October 1, 2010, MCC’s plans to invest in establishing label operations in China, and a property contract entered into to acquire larger facilities in Paarl, South Africa. See Note 14.

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

2. Earnings Per Common Share

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 640 and 430 shares in the three months ended September 30, 2010 and 2009, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 698 and 544 shares in the six months ended September 30, 2010 and 2009, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations (shares in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2010		2009		2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	13,217	$0.44	12,202	$0.28	12,733	$0.75	12,201	$0.61
Effect of dilutive stock options and restricted shares	120	(0.01)	157	—	104	(0.01)	127	(0.01)

Diluted EPS	13,337	$0.43	12,359	$0.28	12,837	$0.74	12,328	$0.60

3. Inventories

Inventories are comprised of the following:

	September 30, 2010	March 31, 2010
Finished goods	$13,054	$12,267
Work in process	3,974	2,390
Raw materials	9,739	5,730

	26,767	20,387
Inventory reserves	(803)	(859)

	$25,964	$19,528

4. Debt

The components of the Company’s debt consisted of the following:

	September 30, 2010	March 31, 2010
U.S. Revolving Credit Facility, 3.27% and 1.66% weighted average variable interest rate at September 30, 2010 and March 31, 2010, respectively, due in 2014	$51,100	$45,000
Australian Sub-Facility, 7.50% and 5.63% variable interest rate at September 30, 2010 and March 31, 2010, respectively, due in 2014	11,404	10,642
Term Loan Facility, 3.04% and 1.67% variable interest rate at September 30, 2010 and March 31, 2010, respectively, due in quarterly installments of $2,500 from 2009 to 2013	25,000	30,000
Euro Sub-Facility, 3.58% variable interest rate at September 30, 2010, due in 2014	38,175	—
Other Subsidiary Debt	732	—
Capital leases	3,645	1
Less current portion of debt	(12,236)	(10,001)

	$117,820	$75,642

The following is a schedule of future annual principal payments as of September 30, 2010:

October 2010 – September 2011	$12,236
October 2011 – September 2012	10,841
October 2012 – September 2013	5,581
October 2013 – September 2014	101,270
October 2014 – September 2015	128

Total	$130,056

On February 29, 2008 and in connection with the Collotype acquisition, the Company executed a five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. In June 2010, the Company amended the credit facility in conjunction with the acquisition of Guidotti CentroStampa. The amendment extended the expiration date of the credit facility from February 28, 2013 to April 1, 2014, increased the aggregate U.S. revolving commitment by $20 million, allowed up to U.S. $40 million of U.S. revolving loans to be advanced in alternative currencies, increased the maximum leverage ratio to 3.75 to 1.00 with scheduled step-downs, and implemented a change in interest rate margins over the applicable Eurocurrency or Australian BBSY rate ranging from 1.75% to 3.25% based on the leverage ratio. The Credit Facility contains an election to increase the facility by up to an additional $50 million. The Company incurred $1,520 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. At September 30, 2010, the aggregate principal amount of $195 million under the Credit Facility is comprised of the following: (i) a $130 million revolving credit facility that allows the Company to borrow in Euro up to the equivalent of $40 million (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40 million revolving credit facility (“Australian Sub-Facility”); and (iii) a $25 million term loan facility (“Term Loan Facility”), which amortizes $10 million per year.

The Credit Facility may be used for working capital, capital expenditures and other corporate purposes. Loans under the U.S. Revolving Credit Facility and Term Loan Facility bear interest either at: (i) the greater of (a) Bank of America’s prime rate in effect from time to time; and (b) the federal funds rate in effect from time to time plus 0.5%; or (ii) the applicable London interbank offered rate plus the applicable margin for such loans which ranges from 1.75% to 3.25% based on the Company’s leverage ratio at the time of the borrowing. Loans under the Australian Sub-Facility bear interest at the Bank Bill Swap Bid Rate (BBSY) plus the applicable margin for such loans, which ranges from 1.75% to 3.25% based on the Company’s leverage ratio at the time of the borrowing.

Available borrowings under the Credit Facility at September 30, 2010 consisted of $40,154 under the U.S. Revolving Credit Facility and $28,596 under the Australian Sub-Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which requires the Company to maintain the following financial covenants: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.75 to 1.00, stepping down to 3.25 to 1.00 from September 30, 2011 to March 31, 2012 and stepping down again to 3.00 to 1.00 at June 30, 2012 for each fiscal quarter thereafter; and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility.

5. Major Customers

During the three months ended September 30, 2010 and 2009, sales to major customers (those exceeding 10% of the Company’s net revenues in either period presented) approximated 23% and 29%, respectively of the Company’s consolidated net revenues. Approximately 17% and 18% of revenues for the three months ended September 30, 2010 and 2009, respectively, were to the Procter

& Gamble Company. Approximately 6% and 11% of revenues for the three months ended September 30, 2010 and 2009, respectively, were to the Miller Brewing Company.

During the six months ended September 30, 2010 and 2009, sales to major customers (those exceeding 10% of the Company’s net revenues) approximated 25% and 30% respectively, of the Company’s consolidated net revenues. Approximately 18% and 17% of revenues for the six months ended September 30, 2010 and 2009 respectively, were to the Procter & Gamble Company. Approximately 7% and 13% of revenues for the six months ended September 30, 2010 and 2009 respectively, were to the Miller Brewing Company. In addition, accounts receivable balances of such major customers approximated 5% and 4% of the Company’s total accounts receivable balance at September 30, 2010 and March 31, 2010, respectively.

The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s results of operations and cash flows.

6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At September 30, 2010, the Company was examined by the Internal Revenue Service through the fiscal year ended March 31, 2007. The Company is no longer subject to U.S. federal and state and local examinations by tax authorities for years before fiscal 2005. In Australia, the Company is currently open to examination back to fiscal 1999, and in South Africa, the Company is open to examination back to fiscal 2003.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of September 30, 2010 and March 31, 2010, the Company had a liability of $4,407 and $3,531 respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. The gross amount of interest and penalties associated with the liability at September 30, 2010 and March 31, 2010, respectively, was $2,107 and $1,074. The total liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheet, as payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $4,407. The Company believes it is reasonably possible that approximately $496 of unrecognized tax benefits as of September 30, 2010 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain state income tax matters.

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

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 1.75% to 3.25% based on the Company’s leverage ratio. The fixed interest rates at September 30, 2010 were 5.79% and 6.20% on the amortizing and non-amortizing Swaps, respectively. The balance of the amortizing Swap was $20,000 at September 30, 2010.

The Swaps were designated as highly effective cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in other comprehensive earnings and are measured on an ongoing basis. At September 30, 2010 and March 31, 2010, the fair value of the Swaps was a net liability of $3,376 and $2,760, respectively, and was included in other liabilities on the consolidated balance sheet.

Foreign currency exchange risk arises from our international operations in Australia, South Africa and Europe as well as from transactions with customers or suppliers denominated in foreign currencies. The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. At times, the Company uses forward currency contracts to manage the impact of fluctuations in currency exchange rates.

In March 2010, the Company entered into a forward currency contract to fix the South African Rand value of a press purchased in USD and delivered to South Africa in April 2010. The forward contract was not designated for hedge accounting treatment and therefore, the change in fair value of the contract was recorded in earnings. The forward contract was settled in the first quarter of fiscal year 2011 and did not have a material impact on earnings.

In June 2010, the Company entered into two forward currency contracts to fix the U.S. dollar value of a press to be purchased in Euros and delivered to the Batavia, Ohio plant. The press was delivered in September 2010. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in earnings. The fair value of the remaining contract at September 30, 2010 is $82.

On July 1, 2010, the Company entered into a 32 million Euro revolving loan that is designated under hedge accounting as a non-derivative economic hedge of the net investment in foreign operations.

Gains and losses on the effective portions of non-derivatives designated under net investment hedge accounting are recognized in OCI to offset the change in the value of the net investment being hedged. The balance in equity is recognized in the profit and loss account when the related foreign subsidiary is disposed. The gains and losses on de-designated loans are recognized immediately in the profit and loss account. On September 30, 2010, the Company de-designated a portion of the hedge by paying down Euro 4 million of the loan and recognized an after-tax loss of $262.

8. Acquisitions

On July 1, 2010, the Company acquired 100% of Guidotti CentroStampa a leading European wine & spirit and olive oil label specialist based in Tuscany, Italy. The acquisition reinforced MCC’s commitment to expanding its global presence in the wine & spirit label market and provided an entry into the olive oil label market. The results of Guidotti CentroStampa’s operations have been included in the Company’s consolidated financial statements beginning July 1, 2010.

The preliminary purchase price for Guidotti CentroStampa consisted of the following:

Cash from proceeds of borrowings	$41,004
MCC common stock (934,567 shares issued)	7,928
Contingent consideration	6,115

$55,047

The Company issued 934,567 shares of its common stock to CentroStampa equity holders with a restriction on sale or transfer within one year of the closing date. The value of this stock was determined based on the estimated fair value. The Company used the closing market price on July 1, 2010 to determine the estimated fair market value. The stock value was then reduced by 17.6% to reflect the estimated fair value of the discount for the one-year sale restriction as determined by an independent valuation.

The cash portion of the purchase price was funded through $41,004 of borrowings under the amended credit facility. See Note 4 for details of the credit facility amendment in conjunction with the acquisition of Guidotti CentroStampa. Assumed net debt included $4,368 of bank debt and capital leases less $6,109 of cash acquired. The Company spent $844 in acquisition expenditures in the six months ended September 30, 2010 related to the CentroStampa acquisition.

The selling shareholders have agreed to indemnify MCC with respect to the acquisition, including certain losses arising out of a breach of their warranties or covenants under the acquisition agreement (“Agreement”). The Agreement provides that 5% of the Purchase Price is subject to achieving certain financial targets. A provision for the contingent payment has been made in the purchase price. An additional 10% is held in escrow for up to five years to fund certain potential indemnification obligations of the selling shareholders. This liability has been valued at fair market value as of the acquisition date.

At September 30, 2010, 10% of the purchase price ($6,308) is in an escrow account and will be released from the first to the fifth anniversary of the date of closing in the amount of 2% per year in accordance with the provisions of the escrow agreement.

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed will be finalized during the last half of fiscal 2011 once fair value appraisals of assets and valuation of tax liabilities are finalized. We do not anticipate any substantial changes to the preliminary purchase price or related allocation.

Based on fair value estimates, the preliminary purchase price has been allocated to individual assets acquired and liabilities assumed as follows:

Assets Acquired:
Cash, less debt assumed	$1,741
Accounts receivable	15,001
Inventories	5,574
Property, plant and equipment	16,488
Intangible assets	16,383
Goodwill	21,723
Other assets	1,157

Total assets	$78,067

Liabilities Assumed:
Accounts payable	7,020
Accrued income taxes payable	159
Accrued and other liabilities	6,043
Deferred tax liabilities	9,798

Total liabilities	23,020

Net assets acquired	$55,047

The preliminary estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

Customer relationships	$13,697	18 years
Trademarks	440	1.5 years
Licensing intangible	2,246	5 years

Total identifiable intangibles	$16,383

Identifiable intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

None of the goodwill arising from this acquisition is deductible for income tax purposes. Below is a roll forward of the acquisition goodwill for the quarter ending September 30, 2010:

Balance at July 1, 2010	Foreign exchange impact	Balance at September 30, 2010
$21,723	$2,496	$24,219

The goodwill is attributable to the workforce of the acquired business, and the access to two significant markets, the olive oil label market and the Italian wine label market. Italy represents approximately 18% of the world’s wine production and is also a leading producer of olive oils.

The accounts receivable acquired had a fair value of $15,001 at September 30, 2010. The gross contractual value of the receivables prior to any adjustments was $15,197 and the estimated contractual cash flows that are not expected to be collected are $196.

The following table provides the unaudited pro forma results of operations for the three months and the six months ended September 30, 2010 and 2009 as if Guidotti CentroStampa had been acquired as of the beginning of each period presented. The pro forma results include certain purchase accounting adjustments, such as capital lease adjustments, the estimated changes in depreciation, intangible asset amortization and interest expense. However, pro forma results do not include any anticipated synergies from the combination of the two companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$90,624	$84,161	$176,830	$164,779
Net income	$5,752	$2,907	$10,946	$7,191
Diluted earnings per share	$0.43	$0.22	$0.82	$0.54

On February 29, 2008, the Company acquired 100% of Collotype which provided the Company with a broader international operating footprint to better serve its existing and acquired customers and an expanded ability to attract new international customers. The results of Collotype’s operations were included in the Company’s consolidated financial statements beginning March 1, 2008.

The Company had $728 and $677 in an escrow account at September 30, 2010 and March 31, 2010 respectively, pending resolution of various contingencies primarily related to income taxes for pre-acquisition activities of Collotype. During the six months ended September 30, 2010, $88 was paid from the escrow to settle tax contingencies related to the pre-acquisition activities of Collotype. Any change in escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price.

For information regarding the Monroe Etiquette acquisition subsequent to the end of the September 30, 2010 quarter, see Note 14.

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

The Company entered into a foreign currency forward contract to fix the U.S. dollar value of a press purchased in Euros for the Batavia, Ohio plant (see Note 7). The Company adjusts the carrying value of the derivative to the estimated fair value and records the adjustment in earnings.

At September 30, 2010, the Company carried the following financial assets and liabilities at fair value:

	Fair Value Measurements
	Fair Value at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$(3,376)	—	$(3,376)	—
Foreign currency forward contract	$82	—	$82	—
Items measured on a nonrecurring basis as of initial valuation date:
Goodwill related to the CentroStampa acquisition	$21,723	—	—	$21,723
Intangibles related to the CentroStampa acquisition	$16,383	—	—	$16,383

In conjunction with the acquisition, the Company valued goodwill and intangibles acquired based on the Company’s best estimate of the present value of discounted cash flows and other factors.

At March 31, 2010, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement
	Fair Value at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(2,760)	—	$(2,760)	—

The Company values interest rate swaps using proprietary pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Debt denominated in foreign currencies is designated to hedge exposures to currency exchange rate movement on our investment in foreign operations.

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

10. Comprehensive Income (Loss)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009

Net income	$5,752	$3,432	$9,497	$7,417
Unrealized foreign currency translation gain (loss)	19,123	9,499	9,462	24,720
Unrealized gain (loss) on interest swaps, net of tax	(165)	(314)	(370)	358

Total Comprehensive Income	$24,710	$12,617	$18,589	$32,495

11. Goodwill and Intangible Assets

Goodwill movements consisted of the following:

Balance at March 31, 2010	$117,120
Acquisition of CentroStampa	21,723
Currency translation and other	7,014

Balance at September 30, 2010	$145,857

Intangible assets consist of the following:

	Balance at March 31, 2010	CentroStampa Acquisition	Foreign Exchange	Intangibles at Cost	Accumulated Amortization	Net Intangibles at September 30, 2010
Customer Relationships	$20,790	$13,697	$2,077	36,564	$(6,102)	$30,462
Technology	1,537	—	36	1,573	(542)	1,031
Trademarks	—	440	46	486	(78)	408
Licensing Intangible	—	2,246	252	2,498	(119)	2,379

	$22,327	$16,383	$2,411	$41,121	$(6,841)	$34,280

The amortization of intangible assets for the six months ended September 30, 2010 and 2009 was $1,342 and $882, respectively.

12. Facility Closures

On February 12, 2010, the Company entered into a supply agreement to fulfill gravure cylinder requirements. As a part of the agreement, the Company sold certain assets associated with the manufacturing of gravure cylinders for $4.3 million in cash. The Company recorded a net after-tax gain of $2.1 million on the sale in its fourth quarter fiscal 2010 financial results, including a charge of $262 for severance and other termination benefits and for plant clean-up costs. This liability is included in accrued and other liabilities in the Company’s balance sheet. The remaining liability for these costs is expected to be paid by the end of fiscal 2011. The Erlanger facility is currently held for sale. Below is a roll-forward of the reserves for employee severance and other termination benefits and other plant clean-up costs.

	Balance March 31, 2010	Amounts Expensed	Amounts Paid	Balance September 30, 2010
Employee Benefits	$62	$—	$(62)	$—
Plant Clean-up Costs	172	—	(91)	81

Total	$234	$—	$(153)	$81

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

	Balance March 31, 2010	Amounts Expensed	Amounts Paid	Balance September 30, 2010
Employee Benefits and Other Accruals	$91	$—	$(91)	$—

13. Commitments and Contingencies

Litigation

Multi-Color is subject to various legal claims and contingencies that arise out of the normal course of business, including claims related to commercial transactions, product liability, health and safety, taxes, environmental, employee-related matters and other matters. Litigation is subject to numerous uncertainties and the outcome of individual claims and contingencies is not predictable. It is possible that some legal matters for which reserves have not been established could result in an unfavorable outcome for the Company and any such unfavorable outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

14. Subsequent Events

On September 8, 2010, Multi-Color Corporation (“MCC”) entered into a Stock Purchase Agreement (the “Agreement”) to acquire Monroe Etiquette, a French wine label specialist, located in Montagny, France (the “Acquisition”). On October 1, 2010, pursuant to the Agreement, MCC acquired all issued capital shares of Monroe Etiquette for Euro 8 million, less net debt assumed (the “Purchase Price”). The selling shareholder received approximately 89% of the proceeds in the form of cash on October 1, 2010. The remaining 11% of the Purchase Price will be paid in cash, but is deferred for five years after the closing date. The selling shareholders have agreed to indemnify MCC with respect to the Acquisition, including certain losses arising out of a breach of their warranties or covenants under the Agreement.

On October 4, 2010, Multi-Color Corporation (“MCC”) announced plans to invest in establishing label operations in China. MCC will be located in the major southern city of Guangzhou, near many national and international consumer product brand owners. The new business will be run by MCC’s Asia Pacific President of Consumer Products. The business is expected to be operational in the first quarter of calendar 2011.

In October 2010, Multi-Color Corporation (“MCC”) entered into a property contract to acquire larger facilities in Paarl, South Africa. The property investment secures a long-term home for the current MCC Collotype Labels business in South Africa and provides significant room for expansion. The new property will be purchased in 2011.

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

The accounts receivable balances in Australia, South Africa and Europe are subject to foreign exchange rate fluctuations which can cause the balance to change significantly with an offset to other comprehensive earnings.

Inventories

Inventories are valued at the lower of cost or market value and are maintained using the FIFO (first-in, first-out) or specific identification method. Excess and obsolete cost reductions are generally established based on inventory age.

Goodwill and Other Acquired Intangible Assets

Goodwill is not amortized and the Company tests goodwill annually, as of the last day of February of each fiscal year, for impairment by comparing the fair value of the reporting unit goodwill to its carrying amount. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Intangible assets with definite useful lives are amortized using the straight-line method, which estimates the economic benefit, over periods of up to eighteen years. Intangible assets are also tested for impairment when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values.

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

On June 28, 2010, the Company entered into a stock purchase agreement to acquire Guidotti CentroStampa S.p.A. On July 1, 2010, pursuant to the stock purchase agreement, the Company acquired all issued capital shares of Guidotti CentroStampa for Euro 50.5 million less net debt assumed. The selling shareholders received approximately 80% of the proceeds in the form of cash and 20% in the form of 934,567 shares of MCC common stock. This stock represented approximately 8% of MCC’s shares outstanding immediately prior to consummation of the acquisition.

On June 28, 2010, the Company entered into an amendment (“the First Amendment”) to the Company’s Credit Agreement dated as of February 29, 2008 (“Credit Agreement”) with the lenders thereunder, effective simultaneously with the closing of the acquisition.

The First Amendment amended the Credit Agreement to (i) permit the acquisition of Guidotti CentroStampa S.p.A. by the Company; (ii) increase the Aggregate U.S. Revolving Commitment (as defined in the First Amendment) by USD $20 million thereby increasing the total borrowing capacity from USD $180 million to USD $200 million, with the potential to increase total borrowing capacity by USD $50 million; (iii) allow up to US $40 million of U.S. revolving loans to be advanced in alternative currencies; (iv) extend the maturity date of the Credit Facilities (as defined in the Credit Agreement) to April 1, 2014; (v) increase the maximum leverage ratio to 3.75 to 1.00 with scheduled step-downs; and (vi) implement a change in interest rate margins over the applicable Eurocurrency or Australian BBSY rate ranging from 1.75% to 3.25% based on the leverage ratio. The Company incurred $1,520 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility.

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

On September 8, 2010, Multi-Color Corporation (“MCC”) entered into a Stock Purchase Agreement (the “Agreement”) to acquire Monroe Etiquette (the “Acquisition”). On October 1, 2010, pursuant to the Agreement, MCC acquired all issued capital shares of Monroe Etiquette for Euro 8 million, less net debt assumed (the “Purchase Price”). The selling shareholder received approximately 89% of the proceeds in the form of cash on October 1, 2010. The remaining 11% of the Purchase Price will be paid in cash, but is deferred for five years after the closing date. The selling shareholders have agreed to indemnify MCC with respect to the Acquisition, including certain losses arising out of a breach of their warranties or covenants under the Agreement.

Results of Operations

Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009:

	2010	2009	$ Change	% Change

Net Revenues	$90,624	$71,963	$18,661	26%

The increase in revenues was due primarily to the CentroStampa acquisition completed in July 2010, which generated $12.1 million in revenues or 17% of the second quarter increase. In addition, revenues increased due to a 7% increase in organic sales volumes and mix and a 2% favorable foreign exchange impact. The sales volume increase was primarily due to higher volumes in our North American customer base.

	2010	% of Revenues	2009	% of Revenues	$ Change	% Change

Cost of Revenues	$72,221	80%	$59,142	82%	$13,079	22%

Gross Profit	$18,403	20%	$12,821	18%	$5,582	44%

Consolidated gross profit increased 44% compared to the same period of the prior year due to the acquisition of CentroStampa, which contributed 18% to the gross profit increase in the second quarter of fiscal 2011, and the remaining increase is primarily due to higher sales volumes and improved operating efficiencies. Gross profit as a percentage of revenues increased to 20% from 18% in the same period of the prior year.

	2010	% of Revenues	2009	% of Revenues	$ Change	% Change

Selling, General & Administrative Expenses	$7,953	9%	$6,697	9%	$1,256	19%

Selling, general and administrative (SG&A) expenses increased $1.3 million or 19% compared to the prior year due primarily to the acquisition of CentroStampa, which had $1 million of SG&A in the current quarter, $388 in severance and stock compensation charges for accelerated vesting of restricted stock, $314 in acquisition related expenses and foreign exchange partially offset by reductions in headcount and other cost decreases.

Interest Expense and Other (Income) Expense

	2010	2009	$ Change	% Change

Interest Expense	$2,048	$1,257	$791	63%
Other (Income) Expense, net	$(39)	$(44)	$(5)	(11)%

Interest expense increased 63% to $2,048 compared to the same period of the prior year due to the increase in borrowings to finance the acquisition of CentroStampa, the impact of higher interest rates, the impact of foreign exchange and higher interest expense related to present value adjustments of various lease and other liabilities partially offset by a reduction of bank debt due to debt repayments. We had $130,056 of debt at September 30, 2010 compared to $92,354 of debt at September 30, 2009.

	2010	2009	$ Change	% Change

Income Tax Expense	$2,689	$1,479	$1,210	82%

Our effective tax rate increased from 30% in the second quarter of fiscal 2010 to 32% in the second quarter of fiscal 2011 due primarily to an increase in income in higher tax jurisdictions. Our expected tax rate for fiscal year 2011 is 31%.

Six Months Ended September 30, 2010 compared to the Six Months Ended September 30, 2009:

	2010	2009	$ Change	% Change

Net Revenues	$164,770	$141,621	$23,149	16%

The increase in revenues was due partially to the CentroStampa acquisition completed in July 2010, which generated $12.1 million in revenues or 9% of the year-to-date revenue increase. In addition, revenues increased due to a 6% increase in organic sales volumes and mix and a 3% favorable foreign exchange impact, partially offset by a 2% unfavorable pricing impact. The sales volume increase was primarily due to higher volumes in our North American customer base. The unfavorable pricing impact was due to reduced pricing schedules associated with new agreements entered into in the second quarter of fiscal 2010 with three of our largest customers.

	2010	% of Revenues	2009	% of Revenues	$ Change	% Change

Cost of Revenues	$131,379	80%	$115,845	82%	$15,534	13%

Gross Profit	$33,391	20%	$25,776	18%	$7,615	30%

Consolidated gross profit increased 30% compared to the same period of the prior year due to the acquisition of CentroStampa which contributed 9% to the gross profit increase in the second quarter of fiscal 2011 and due to higher sales volumes and improved operating efficiencies. Gross profit as a percentage of revenues increased to 20% from 18% in the same period of the prior year.

	2010	% of Revenues	2009	% of Revenues	$ Change	% Change

Selling, General & Administrative Expenses	$16,333	10%	$12,977	9%	$3,356	26%

Selling, general and administrative (SG&A) expenses increased $3.4 million or 26% compared to the prior year due primarily to the acquisition of CentroStampa, which had $1 million of SG&A in the current quarter, $1.7 million in severance and stock compensation charges for accelerated vesting of restricted stock and stock options, $849 in acquisition related expenses and foreign exchange partially offset by reductions in headcount and other cost decreases.

Interest Expense and Other (Income) Expense

	2010	2009	$ Change	% Change

Interest Expense	$3,256	$2,486	$770	31%
Other (Income) Expense, net	$(83)	$(180)	$(97)	(54)%

Interest expense increased 31% to $3,256 compared to the same period of the prior year due to the increase in borrowings to finance the acquisition of CentroStampa, the impact of higher interest rates, the impact of foreign exchange and higher interest expense related to present value adjustments of various lease and other liabilities partially offset by a reduction of bank debt due to debt repayments. Our average outstanding debt during the six months ended September 30, 2010 was $108,117 compared to $97,337 in the prior year.

	2010	2009	$ Change	% Change

Income Tax Expense	$4,388	$3,076	$1,312	43%

Our effective tax rate increased from 29% for the six months ended September 2009 to 32% for the six months ended September 2010 due primarily to an increase in income in higher tax jurisdictions. Our expected tax rate for fiscal year 2011 is 31%.

Liquidity and Capital Resources

Through the six months ended September 30, 2010, net cash provided by operating activities was $11,491 compared to $15,817 in the same period of the prior year. The decrease in cash flow is primarily due to higher tax payments in fiscal 2011, $975 in acquisition expenditures and timing of working capital movements. The consolidated days sales outstanding (DSO) at September 30, 2010 is approximately 49 days.

Through the six months ended September 30, 2010, net cash used in investing activities was $44,013 as compared to net cash used of $2,274 in the same period of the prior year. The increase in net cash used in investing activities is primarily due to the acquisition of

CentroStampa. Capital expenditures in the six months ended September 30, 2010 were $7,484 and were partially offset by proceeds from the sale of plant and equipment of $293. The majority of these expenditures were to purchase new presses in the Australian, South African and North American operations. The Company also made equipment deposits of $1,589 for the purchase of new presses. Cash used in investing activities in the prior year included capital expenditures of $3,189. The projected amount of capital expenditures for 2011 is $15.8 million.

Through the six months ended September 30, 2010, net cash provided by financing activities was $31,352 as compared to net cash used in financing activities of $13,503 in the prior year. During the six months ended September 30, 2010, we had net debt additions of $34,572 compared to net debt payments of $12,266 in the prior year. The increase in net debt was due to an increase in borrowings to finance the Guidotti CentroStampa acquisition.

On February 29, 2008 and in connection with the Collotype acquisition, the Company executed a five-year $200 million credit agreement with a consortium of bank lenders (Credit Facility) that expired in 2013. In June, 2010, the Company amended the credit facility in conjunction with the acquisition of Guidotti CentroStampa. The amendment extended the expiration date of the credit facility from February 28, 2013 to April 1, 2014, increased the aggregate U.S. revolving commitment by $20 million, allowed up to US $40 million of U.S. revolving loans to be advanced in alternative currencies, increased the maximum leverage ratio to 3.75 to 1.00 with scheduled step-downs, and implemented a change in interest rate margins over the applicable Eurocurrency or Australian BBSY rate ranging from 1.75% to 3.25% based on the leverage ratio. The Credit Facility contains an election to increase the facility by up to an additional $50 million. The Company incurred $1,520 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. At September 30, 2010, the aggregate principal amount of $195 million under the Credit Facility is comprised of the following: (i) a $130 million revolving credit facility that allows the Company to borrow in Euro up to the equivalent of $40 million (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40 million revolving credit facility (“Australian Sub-Facility”); and (iii) a $25 million term loan facility (“Term Loan Facility”), which amortizes $10 million per year.

The Credit Facility may be used for working capital, capital expenditures and other corporate purposes. Loans under the U.S. Revolving Credit Facility and Term Loan Facility bear interest at either: (i) the greater of (a) Bank of America’s prime rate in effect from time to time; and (b) the federal funds rate in effect from time to time plus 0.5%; or (ii) the applicable London interbank offered rate plus the applicable margin for such loans which ranges from 1.75% to 3.25% based on the Company’s leverage ratio at the time of the borrowing. Loans under the Australian Sub-Facility bear interest at the Bank Bill Swap Bid Rate (BBSY) plus the applicable margin for such loans, which ranges from 1.75% to 3.25% based on Multi-Color’s leverage ratio at the time of the borrowing.

Available borrowings under the Credit Facility at September 30, 2010 consisted of $40,154 under the U.S. Revolving Credit Facility and $28,596 under the Australian Sub-Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants. The Credit Facility requires Multi-Color to maintain the following financial covenants: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.75 to 1.00, stepping down to 3.25 to 1.00 from September 30, 2011 to March 31, 2012 and stepping down again to 3.00 to 1.00 at June 30, 2012 for each fiscal quarter thereafter; and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and the Company’s property and assets, but excluding real property.

We believe that we have both sufficient short and long-term liquidity and financing. We had a working capital position of $33,972 and $19,934 at September 30, 2010 and March 31, 2010, respectively and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes Multi-Color’s contractual obligations as of September 30, 2010:

Aggregated Information about Contractual Obligations and Other Commitments for Continuing Operations:

September 30, 2010	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years

Total debt	$130,056	$12,236	$10,841	$5,581	$101,270	$128	$—

Interest on total debt (1)	19,944	6,456	5,789	5,173	2,526	—	—

Rent due under operating leases	30,275	5,382	4,950	4,784	4,694	4,384	6,081

Unconditional purchase obligations	1,771	1,771	—	—	—	—	—

Pension and post retirement obligations	1,020	35	59	49	37	62	778

Deferred compensation (2)	883	802	—	—	—	—	81

Unrecognized tax benefits (3)	—	—	—	—	—	—	—

Deferred purchase price	6,115	6,115	—	—	—	—	—

Total Contractual Cash Obligations	$190,064	$32,797	$21,639	$15,587	$108,527	$4,574	$6,940

(1)	Interest on floating rate debt was estimated using projected forward LIBOR, EURIBOR and BBSY rates as of September 30, 2010.
(2)	The more than 5 years column includes $81 of deferred compensation obligations for which the timing of such payments are not determinable.
(3)	The table excludes $4,407 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2010.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

During the quarter ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting.

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

Part II - Other Information

Item 1.	Legal Proceedings – Multi-Color is subject to various legal claims and contingencies that arise out of the normal course of business, including claims related to commercial transactions, product liability, health and safety, taxes, environmental, employee-related matters and other matters. Litigation is subject to numerous uncertainties and the outcome of individual claims and contingencies is not predictable. It is possible that some legal matters for which reserves have not been established could result in an unfavorable outcome for the Company and any such unfavorable outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 1A.	Risk Factors – The Company had no material changes to the Risk Factors disclosed in the Company’s Form 10-K for the year ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 5.	Other Information – None

Item 6.	Exhibits

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation

(Registrant)

Date: November 9, 2010	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial and Accounting Officer, Secretary