Form 10-Q
period 2010-12-31
MULTI COLOR Corp
filed 2011-02-08
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Common shares, no par value – 13,288,709 (as of January 31, 2011)

MULTI-COLOR CORPORATION

FORM 10-Q

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net revenues	$83,379	$65,981	$248,149	$207,602
Cost of revenues	67,198	54,622	198,577	170,467

Gross profit	16,181	11,359	49,572	37,135
Selling, general and administrative expenses	8,143	6,321	24,476	19,037
Facility closure expenses/(income), net	(258)	1,214	(258)	1,475

Operating income	8,296	3,824	25,354	16,623
Interest expense	2,015	1,152	5,271	3,638
Other income, net	(139)	(107)	(222)	(287)

Income before income taxes	6,420	2,779	20,305	13,272
Income tax expense	1,634	580	6,022	3,656

Net Income	$4,786	$2,199	$14,283	$9,616

Basic earnings per common share	$0.36	$0.18	$1.11	$0.79
Diluted earnings per common share	$0.36	$0.18	$1.10	$0.78
Dividends per common share	$0.05	$0.05	$0.15	$0.15

Weighted average shares and equivalents outstanding:
Basic	13,267	12,215	12,914	12,206
Diluted	13,430	12,324	13,037	12,327

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 31, 2010	March 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$12,343	$8,149
Accounts receivable, net of allowance of $605 and $533 at December 31, 2010 and March 31, 2010, respectively	50,772	32,546
Inventories	25,347	19,528
Deferred tax asset	2,731	2,418
Prepaid expenses and other	4,567	1,240

Total current assets	95,760	63,881
Assets held for sale	531	531
Property, plant and equipment, net	108,164	84,349
Goodwill	156,457	117,120
Intangible assets, net	37,804	16,829
Deferred financing fees and other	1,529	531
Deferred tax asset	2,204	2,101

Total assets	$402,449	$285,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,625	$10,001
Accounts payable	28,099	22,125
Accrued income taxes	1,800	1,353
Accrued and other liabilities	13,197	4,113
Accrued payroll and benefits	9,008	6,355

Total current liabilities	64,729	43,947
Long-term debt	118,682	75,642
Deferred tax liability	20,642	9,053
Other liabilities	13,403	10,072

Total liabilities	217,456	138,714
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 13,322 and 12,361 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	676	577
Paid-in capital	73,269	64,606
Treasury stock, 69 and 36 shares at cost at December 31, 2010 and March 31, 2010, respectively	(647)	(239)
Restricted stock	(469)	(1,780)
Retained earnings	99,818	87,479
Accumulated other comprehensive income (loss)	12,346	(4,015)

Total stockholders’ equity	184,993	146,628

Total liabilities and stockholders’ equity	$402,449	$285,342

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited in thousands)

	Nine Months Ended
	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,283	$9,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,539	8,508
Amortization	2,330	1,358
Gain on facility closure	(258)	—
Net (gain) loss on disposal of equipment	(77)	27
Increase in deferred compensation	14	88
Stock based compensation expense	2,108	1,648
Excess tax deficiency from stock based compensation	280	—
Impairment loss on long-lived assets	—	34
Leasehold impairments included in facility closure expenses	—	689
Deferred taxes, net	1,584	274
Net (increase) decrease in accounts receivable	2,126	2,818
Net (increase) decrease in inventories	1,084	(2,637)
Net (increase) decrease in prepaid expenses and other	985	673
Net increase (decrease) in accounts payable	(2,640)	1,359
Net increase (decrease) in accrued liabilities and other	(6,980)	(752)
Net increase (decrease) in deferred revenues	20	(39)

Cash provided by operating activities	24,398	23,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,382)	(4,659)
Investment in CentroStampa	(34,895)	—
Investment in Monroe Etiquette	(8,197)	—
Net refund/(payment) of escrow on acquisition of business	(88)	235
Proceeds from sale of plant and equipment	809	742
Other	(25)	—

Cash used in investing activities	(52,778)	(3,682)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	98,428	43,891
Payments under revolving line of credit	(56,184)	(53,374)
Repayment of long-term debt	(7,500)	(7,500)
Proceeds from issuance of common stock	317	38
Excess tax (benefit) from stock based compensation	(280)	—
Capitalized loan fees	(1,532)	—
Dividends paid	(1,945)	(1,851)

Cash provided by (used in) financing activities	31,304	(18,796)

Effect of exchange rate changes on cash	1,270	879

Net increase in cash	4,194	2,065
Cash and cash equivalents, beginning of period	8,149	3,194

Cash and cash equivalents, end of period	$12,343	$5,259

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTI-COLOR CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except per share data)

Item 1.	Financial Statements (continued)

1.	Description of Business and Significant Accounting Policies

The Company:

Multi-Color Corporation (the Company or MCC), headquartered in Cincinnati, Ohio, is a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home and personal care, wine and spirit, food and beverage and specialty consumer products. MCC serves national and international brand owners in North, Central and South America, Europe, Australia, New Zealand, South Africa and China with a comprehensive range of the latest label technologies in Pressure Sensitive, Cut and Stack, In-Mold, Shrink Sleeve and Heat Transfer.

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

Derivative Financial Instruments:

The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the balance sheet at fair value and recognizing the resulting gains or losses as adjustments to earnings or accumulated other comprehensive earnings. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

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

Stock Based Compensation:

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended December 31, 2010 and 2009 was $239 and $545, respectively. The Company’s stock based compensation expense for the nine months ended December 31, 2010 and 2009 was $2,108 and $1,648, respectively. The nine months ended December 31, 2010 includes $1,154 for accelerated vesting of restricted stock and stock options for certain former employees.

Subsequent Events:

The Company evaluated subsequent events through the date the financial statements were issued, and noted no material subsequent events had occurred requiring accrual or disclosure in the financial statements.

New Accounting Pronouncements:

In December 2010, the Financial Accounting Standards Board (FASB) issued revised accounting guidance to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for fiscal years beginning on or after December 15, 2010, which for the Company is April 1, 2011. This guidance is not expected to have a material impact on the Company.

In December 2010, the FASB issued revised accounting guidance to modify step one of the goodwill impairment test for entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step one of the goodwill impairment test is zero or negative. For those entities which have one or more reporting units, the entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years beginning after December 15, 2010, which for the Company is April 1, 2011. This guidance is not expected to have a material impact on the Company.

In April 2010, the FASB issued revised accounting guidance to address whether an employee stock option should be classified as a liability or as an equity instrument if the exercise price is denominated in the currency in which a substantial portion of the entity’s equity securities trades. That currency may differ from the entity’s functional currency and from the payroll currency of the employee receiving the option. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, which for the Company is April 1, 2011. This guidance is not expected to have an impact on the Company.

2.	Earnings Per Common Share

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 333 and 585 shares in the three months ended December 31, 2010 and 2009, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 576 and 558 shares in the nine months ended December 31, 2010 and 2009, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations (shares in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2010		2009		2010		2009
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	13,267	$0.36	12,215	$0.18	12,914	$1.11	12,206	$0.79
Effect of dilutive stock options and restricted shares	163	—	109	—	123	(0.01)	121	(0.01)

Diluted EPS	13,430	$0.36	12,324	$0.18	13,037	$1.10	12,327	$0.78

3.	Inventories

Inventories are comprised of the following:

	December 31, 2010	March 31, 2010
Finished goods	$12,192	$12,267
Work in process	3,674	2,390
Raw materials	10,043	5,730

	25,909	20,387
Inventory reserves	(562)	(859)

	$25,347	$19,528

4.	Debt

The components of the Company’s debt consisted of the following:

	December 31, 2010	March 31, 2010
U.S. Revolving Credit Facility, 2.73% and 1.66% weighted average variable interest rate at December 31, 2010 and March 31, 2010, respectively, due in 2014	$55,300	$45,000
Australian Sub-Facility, 7.14% and 5.63% variable interest rate at December 31, 2010 and March 31, 2010, respectively, due in 2014	11,241	10,642
Term Loan Facility, 2.55% and 1.67% variable interest rate at December 31, 2010 and March 31, 2010, respectively, due in quarterly installments of $2,500 from 2009 to 2013	22,500	30,000
Euro Sub-Facility, 3.19% variable interest rate at December 31, 2010, due in 2014	37,436	—
Other Subsidiary Debt	644	—
Capital leases	4,186	1
Less current portion of debt	(12,625)	(10,001)

	$118,682	$75,642

The following is a schedule of future annual principal payments as of December 31, 2010:

January 2011 – December 2011	$12,625
January 2012 – December 2012	10,985
January 2013 – December 2013	3,158
January 2014 – December 2014	104,539

Total	$131,307

On February 29, 2008 and in connection with the Collotype acquisition, the Company executed a five-year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. In June 2010, the Company amended the credit facility in conjunction with the acquisition of Guidotti CentroStampa. The amendment extended the expiration date of the credit facility from February 28, 2013 to April 1, 2014, increased the aggregate U.S. revolving commitment by $20,000 allowed up to US $40,000 of U.S. revolving loans to be advanced in alternative currencies, increased the maximum leverage ratio to 3.75 to 1.00 with scheduled step-downs, and implemented a change in interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY) ranging from 1.75% to 3.25% based on the leverage ratio. The Credit Facility contains an election to increase the facility by up to an additional $50,000. The Company incurred $1,532 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. At December 31, 2010, the aggregate principal amount of $192,500 under the Credit Facility is comprised of the following: (i) a $130,000 revolving credit facility that allows the Company to borrow in alternative currencies up to the equivalent of $40,000 (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40,000 revolving credit facility (“Australian Sub-Facility”); and (iii) a $22,500 term loan facility (“Term Loan Facility”), which amortizes $10,000 per year.

The Credit Facility may be used for working capital, capital expenditures and other corporate purposes. Loans under the U.S. Revolving Credit Facility and Term Loan Facility bear interest either at: (i) the greater of (a) Bank of America’s prime rate in effect from time to time; and (b) the federal funds rate in effect from time to time plus 0.5%; or (ii) the applicable London interbank offered rate plus the applicable margin for such loans which ranges from 1.75% to 3.25% based on the Company’s leverage ratio at the time of the borrowing. Loans under the Australian Sub-Facility bear interest at the BBSY Rate plus the applicable margin for such loans, which ranges from 1.75% to 3.25% based on the Company’s leverage ratio at the time of the borrowing.

Available borrowings under the Credit Facility at December 31, 2010 consisted of $36,521 under the U.S. Revolving Credit Facility and $28,759 under the Australian Sub-Facility.

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

During the three months ended December 31, 2010 and 2009, sales to major customers (those exceeding 10% of the Company’s net revenues in either period presented) approximated 19% and 26%, respectively of the Company’s consolidated net revenues. Approximately 14% and 18% of revenues for the three months ended December 31, 2010 and 2009, respectively, were to the Procter & Gamble Company. Approximately 5% and 8% of revenues for the three months ended December 31, 2010 and 2009, respectively, were to the Miller Brewing Company.

During the nine months ended December 31, 2010 and 2009, sales to major customers (those exceeding 10% of the Company’s net revenues in either period presented) approximated 22% and 29% respectively, of the Company’s consolidated net revenues. Approximately 16% and 18% of revenues for the nine months ended December 31, 2010 and 2009 respectively, were to the Procter & Gamble Company. Approximately 6% and 11% of revenues for the nine months ended December 31, 2010 and 2009 respectively, were to the Miller Brewing Company. In addition, accounts receivable balances of such major customers approximated 1% and 4% of the Company’s total accounts receivable balance at December 31, 2010 and March 31, 2010, respectively.

The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s results of operations and cash flows.

6.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At December 31, 2010, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2008. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2005. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of December 31, 2010 and March 31, 2010, the Company had a liability of $4,173 and $3,531 respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. The gross amount of interest and penalties associated with the liability at December 31, 2010 and March 31, 2010, respectively, was $1,907 and $1,074. The total liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheet, as payment of cash is not anticipated within one year of the balance sheet date for any significant amounts. The Company recognized $478 of tax benefits in December 2010 related to the release of reserves for uncertain tax positions in certain foreign jurisdictions. The statute of limitations on these uncertain tax positions expired in December 2010. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $4,173. The Company believes it is reasonably possible that approximately $592 of unrecognized tax benefits as of December 31, 2010 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain state income tax matters.

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

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 1.75% to 3.25% based on the Company’s leverage ratio. The fixed interest rates at December 31, 2010 were 5.70% and 5.29% on the non-amortizing and amortizing Swaps, respectively. The balance of the amortizing Swap was $18,000 at December 31, 2010.

The Swaps were designated as highly effective cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in other comprehensive earnings and are measured on an ongoing basis. At December 31, 2010 and March 31, 2010, the fair value of the Swaps was a net liability of $2,817 and $2,760, respectively, and was included in other liabilities on the consolidated balance sheet.

Foreign currency exchange risk arises from our international operations in Australia, South Africa, Europe and China as well as from transactions with customers or suppliers denominated in foreign currencies. The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. At times, the Company uses forward currency contracts to manage the impact of fluctuations in currency exchange rates.

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

In June 2010, the Company entered into two forward currency contracts to fix the U.S. dollar value of a press to be purchased in Euros and delivered to the Batavia, Ohio plant. The press was delivered in September 2010. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in earnings. The fair value of the remaining contract at December 31, 2010 is $67.

On July 1, 2010, the Company entered into a 32,000 Euro revolving loan that is designated under hedge accounting as a non-derivative economic hedge of the net investment in foreign operations.

Gains and losses on the effective portions of non-derivatives designated under net investment hedge accounting are recognized in other comprehensive income to offset the change in the value of the net investment being hedged. The balance in equity is recognized in the profit and loss account when the related foreign subsidiary is disposed. The gains and losses on de-designated loans are recognized immediately in the profit and loss account. In the second quarter of fiscal 2011, the Company de-designated a portion of the hedge by paying down Euro 4,000 of the loan and recognized an after-tax loss of $262.

8.	Acquisitions

On October 1, 2010, the Company acquired 100% of the capital shares of Monroe Etiquette, a French wine label specialist. The acquisition reinforced MCC’s commitment to expanding its global presence in the wine label market. The results of Monroe Etiquette’s operations have been included in the Company’s condensed consolidated financial statements beginning October 1, 2010.

The preliminary purchase price for Monroe Etiquette consisted of the following:

Cash from proceeds of borrowings	$8,984
Deferred payment	912

$9,896

The cash portion of the purchase price was funded through $8,984 of borrowings under the credit facility (see Note 4 for details of the credit facility). Assumed net debt included $1,293 of bank debt and capital leases less $787 of cash acquired. The selling shareholders received approximately 89% of the proceeds in the form of cash on October 1, 2010. The remaining 11% of the purchase price will be paid in cash, but is deferred for five years after the closing date. The Company spent $49 in acquisition expenditures in the nine months ended December 31, 2010 related to the Monroe Etiquette acquisition.

On July 1, 2010, the Company acquired 100% of Guidotti CentroStampa (CentroStampa) a leading European wine & spirit and olive oil label specialist based in Tuscany, Italy. The acquisition reinforced MCC’s commitment to expanding its global presence in the wine & spirit label market and provided an entry into the olive oil label market. The results of CentroStampa’s operations have been included in the Company’s condensed consolidated financial statements beginning July 1, 2010.

The preliminary purchase price for CentroStampa consisted of the following:

Cash from proceeds of borrowings	$41,004
MCC common stock (934,567 shares issued)	7,928
Contingent consideration	9,267

$58,199

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

The cash portion of the purchase price was funded through $41,004 of borrowings under the amended credit facility. See Note 4 for details of the credit facility amendment in conjunction with the acquisition of CentroStampa. Assumed net debt included $4,368 of bank debt and capital leases less $6,109 of cash acquired. The Company spent $897 in acquisition expenditures in the nine months ended December 31, 2010 related to the CentroStampa acquisition.

The selling shareholders have agreed to indemnify MCC with respect to the acquisition, including certain losses arising out of a breach of their warranties or covenants under the acquisition agreement (Agreement). The Agreement provides that 5% of the Purchase Price is subject to achieving certain financial targets and subject to certain quantitative measures. During the third quarter ended December 31, 2010, we adjusted the fair value of the contingent consideration related to the acquisition. The adjustment was based on information obtained during the current quarter relating to conditions that existed at the acquisition date. As a result, we treated this as a purchase price adjustment as of the acquisition date. On December 31, 2010, certain financial targets subject to certain quantitative measures required to realize the contingent payment were satisfied in full and the entire liability will be paid in July of 2011. An additional 10% is held in escrow for up to five years to fund certain potential indemnification obligations of the selling shareholders.

At December 31, 2010, 10% of the purchase price ($6,907) is in an escrow account for the CentroStampa acquisition and will be released from the first to the fifth anniversary of the date of closing in the amount of 2% of the purchase price per year in accordance with the provisions of the escrow agreement.

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for CentroStampa and Monroe Etiquette will be finalized during the fourth quarter of fiscal 2011 once fair value appraisals of assets and valuation of tax liabilities are finalized. We do not anticipate any substantial changes to the preliminary purchase price or related allocation.

Based on fair value estimates, the preliminary purchase price for CentroStampa and Monroe Etiquette has been allocated to individual assets acquired and liabilities assumed as follows:

	CentroStampa	Monroe Etiquette
Assets Acquired:
Cash, less debt assumed	$1,741	$—
Accounts receivable	15,110	2,153
Inventories	5,574	313
Property, plant and equipment	16,327	3,072
Intangible assets	16,383	4,296
Goodwill	23,827	3,798
Other assets	1,157	104

Total assets	$80,119	$13,736

Liabilities Assumed:
Accounts payable	7,020	302
Accrued income taxes payable	253	170
Accrued and other liabilities	6,044	983
Net debt assumed	—	506
Deferred tax liabilities	8,603	1,879

Total liabilities	21,920	3,840

Net assets acquired	$58,199	$9,896

The preliminary estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	CentroStampa		Monroe Etiquette
Customer relationships	$13,697	18 years	$4,221	18 years
Trademarks	440	1.5 years	75	1.25 years
Licensing intangible	2,246	5 years	—

Total identifiable intangibles	$16,383		$4,296

Identifiable intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

None of the goodwill arising from the CentroStampa or Monroe Etiquette acquisition is deductible for income tax purposes. Below is a roll forward of the acquisition goodwill from acquisition date to December 31, 2010:

	CentroStampa	Monroe Etiquette
Balance at acquisition date	$23,827	$3,798
Foreign exchange impact	$2,223	(69)

Balance at December 31, 2010	$26,050	$3,729

The goodwill for CentroStampa is attributable to the workforce of the acquired business, and the access to two significant markets, the olive oil label market and the Italian wine label market. Italy represents approximately 18% of the world’s wine production and is also a leading producer of olive oils.

The goodwill for Monroe Etiquette is attributable to access to the French wine label market and the workforce of the acquired business.

The accounts receivable acquired as part of the CentroStampa acquisition had a fair value of $15,110 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $15,197 and the estimated contractual cash flows that are not expected to be collected are $87. The accounts receivable acquired as part of the Monroe Etiquette acquisition had a fair value of $2,153 at December 31, 2010. The gross contractual value of the receivables prior to any adjustments was $2,176 and the estimated contractual cash flows that are not expected to be collected are $23.

The following table provides the unaudited pro forma results of operations for the three months and the nine months ended December 31, 2010 and 2009 as if CentroStampa and Monroe Etiquette had been acquired as of the beginning of each period presented. The pro forma results include certain purchase accounting adjustments, such as capital lease adjustments, the estimated changes in depreciation, intangible asset amortization and interest expense. However, pro forma results do not include any anticipated synergies from the combination of the two companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net revenues	$83,379	$82,036	$264,931	$251,558
Net income	$4,786	$2,142	$16,153	$11,073
Diluted earnings per share	$0.36	$0.16	$1.21	$0.83

During the third quarter of fiscal 2011 MCC announced plans to invest in establishing label operations in China. MCC will be located in the major southern city of Guangzhou, near many national and international consumer product brand owners. The new business will be managed by MCC’s Asia Pacific President of Consumer Products. The business is expected to be operational in the fourth quarter of fiscal 2011.

On February 29, 2008, the Company acquired 100% of Collotype which provided the Company with a broader international operating footprint to better serve its existing and acquired customers and an expanded ability to attract new international customers. The results of Collotype’s operations were included in the Company’s consolidated financial statements beginning March 1, 2008.

The Company had $747 and $677 in an escrow account at December 31, 2010 and March 31, 2010 respectively, pending resolution of various contingencies primarily related to income taxes for pre-acquisition activities of Collotype. During the nine months ended December 31, 2010, $88 was paid from the escrow to settle tax contingencies related to the pre-acquisition activities of Collotype. Any change in escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price.

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

At December 31, 2010, the Company carried the following financial assets and liabilities at fair value:

	Fair Value Measurements
	Fair Value at December 31, 2010 or at Initial Valuation Date	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap liability	$(2,817)	—	$(2,817)	—
Foreign currency forward contract	67	—	67	—
Items measured on a nonrecurring basis as of initial valuation date:
Goodwill related to the CentroStampa acquisition	23,827	—	—	23,827
Intangibles related to the CentroStampa acquisition	16,383	—	—	16,383
Goodwill related to the Monroe Etiquette acquisition	3,798	—	—	3,798
Intangibles related to the Monroe Etiquette acquisition	4,296	—	—	4,296

In conjunction with the acquisition of CentroStampa and Monroe Etiquette, the Company valued goodwill and intangibles acquired based on the Company’s best estimate of the present value of discounted cash flows and other factors.

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

10.	Comprehensive Income

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

Net income	$4,786	$2,199	$14,283	$9,616
Unrealized foreign currency translation gain	6,768	2,128	16,230	26,848
Unrealized gain on interest swaps, net of tax	501	223	131	581

Total comprehensive income	$12,055	$4,550	$30,644	$37,045

11.	Goodwill and Intangible Assets

Goodwill movements consisted of the following:

Balance at March 31, 2010	$117,120
Acquisition of CentroStampa	23,827
Acquisition of Monroe Etiquette	3,798
Currency translation and other	11,712

Balance at December 31, 2010	$156,457

Intangible assets consist of the following:

	Balance at cost at March 31, 2010	CentroStampa/ Monroe Etiquette Acquisition	Foreign Exchange	Intangibles at Cost	Accumulated Amortization	Net Intangibles at December 31, 2010
Customer relationships	$20,790	$17,918	$2,300	41,008	$(6,809)	$34,199
Technology	1,537	—	79	1,616	(601)	1,015
Trademarks	—	515	39	554	(174)	380
Licensing intangible	—	2,246	208	2,454	(244)	2,210

	$22,327	$20,679	$2,626	$45,632	$(7,828)	$37,804

The amortization of intangible assets for the nine months ended December 31, 2010 and 2009 was $2,330 and $1,358, respectively.

12.	Facility Closures

During the three months ending December 31, 2009, the Company relocated its corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility in order to consolidate certain employees into existing owned office space. The lease for the Sharonville, Ohio location expires in April 2017. In connection with the relocation, the Company recorded a charge of $1,214 for remaining lease obligations and other costs related to its Sharonville facility. In the three months ending December 31, 2010, the Company entered into a contract to sublease the remaining unoccupied space and recorded an adjustment of $258 to the initial charge to incorporate the impact of the additional sublease income.

On February 12, 2010, the Company entered into a supply agreement to fulfill gravure cylinder requirements. As a part of the agreement, the Company sold certain assets associated with the manufacturing of gravure cylinders for $4,300 in cash. The Company recorded a net after-tax gain of $2,100 on the sale in its fourth quarter fiscal 2010 financial results, including a charge of $262 for severance and other termination benefits and for plant clean-up costs. This liability is included in accrued and other liabilities in the Company’s condensed consolidated balance sheet at December 31, 2010 and March 31, 2010. The remaining liability for these costs is expected to be paid by the end of fiscal 2011. The Erlanger facility is currently held for sale. Below is a roll-forward of the reserves for employee severance and other termination benefits and other plant clean-up costs.

	Balance March 31, 2010	Amounts Expensed	Amounts Paid	Balance December 31, 2010
Employee Benefits	$62	$—	$(62)	$—
Plant Clean-up Costs	172	—	(89)	83

Total	$234	$—	$(151)	$83

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

	Balance March 31, 2010	Amounts Expensed	Amounts Paid	Balance December 31, 2010
Employee Benefits and Other Accruals	$91	$—	$(91)	$—

13.	Commitments and Contingencies

Litigation

The Company is subject to various legal claims and contingencies that arise out of the normal course of business, including claims related to commercial transactions, product liability, health and safety, taxes, environmental, employee-related matters and other matters. Litigation is subject to numerous uncertainties and the outcome of individual claims and contingencies is not predictable. It is possible that some legal matters for which reserves have not been established could result in an unfavorable outcome for the Company and any such unfavorable outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

14.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Nine months ended December 31, 2010	Nine months ended December 31, 2009
Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,405	$3,256
Income taxes paid	7,049	2,174
Supplemental Disclosures of Non-Cash Activities:
Interest rate swap fair value	(57)	961

Business combinations accounted for as a purchase:
Assets acquired	92,114	—
Liabilities assumed	(30,915)	—
Common stock issued	(7,928)	—
Liability for deferred payments	(10,179)	—
Cash acquired	6,896	—

Net cash paid	$49,988	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands)

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. Multi-Color Corporation’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on

Form 10-K for the year ended March 31, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

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

The accounts receivable balances in Australia, South Africa, Europe and China are subject to foreign exchange rate fluctuations which can cause the balance to change significantly with an offset to other comprehensive earnings.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the balance sheet at fair value and recognizing the resulting gains or losses as adjustments to earnings or accumulated other comprehensive earnings. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

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

Executive Overview

We are a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home and personal care, wine and spirit, food and beverage and specialty consumer products. MCC serves national and international brand owners in North, Central and South America, Europe, Australia, New Zealand, South Africa and China with a comprehensive range of the latest label technologies in Pressure Sensitive, Cut and Stack, In-Mold, Shrink Sleeve and Heat Transfer.

On October 1, 2010, MCC acquired 100% of the shares of Monroe Etiquette for Euro 8 million, less net debt assumed (the Purchase Price). The selling shareholder received approximately 89% of the proceeds in the form of cash on October 1, 2010. The remaining 11% of the Purchase Price will be paid in cash, but is deferred for five years after the closing date. The selling shareholders have agreed to indemnify MCC with respect to the acquisition, including certain losses arising out of a breach of their warranties or covenants under the Agreement.

On June 28, 2010, the Company entered into a stock purchase agreement to acquire Guidotti CentroStampa S.p.A. (CentroStampa). On July 1, 2010, pursuant to the stock purchase agreement, the Company acquired 100% of the shares of CentroStampa for Euro 50,500 less net debt assumed. The selling shareholders received approximately 80% of the proceeds in the form of cash and 20% in the form of 934,567 shares of MCC common stock. This stock represented approximately 8% of MCC’s shares outstanding immediately prior to consummation of the acquisition.

On June 28, 2010, the Company entered into an amendment (the First Amendment) to the Company’s Credit Agreement dated as of February 29, 2008 (Credit Agreement) with the lenders there under, effective simultaneously with the closing of the acquisition.

The First Amendment amended the Credit Agreement to (i) permit the acquisition of CentroStampa S.p.A. by the Company; (ii) increase the Aggregate U.S. Revolving Commitment (as defined in the First Amendment) by USD $20,000 thereby increasing the total borrowing capacity from USD $180,000 to USD $200,000, with the potential to increase total borrowing capacity by USD $50,000; (iii) allow up to US $40,000 of U.S. revolving loans to be advanced in alternative currencies; (iv) extend the maturity date of the Credit Facilities (as defined in the Credit Agreement) to April 1, 2014; (v) increase the maximum leverage ratio to 3.75 to 1.00 with scheduled step-downs; and (vi) implement a change in interest rate margins over the applicable Eurocurrency or Australian BBSY rate ranging from 1.75% to 3.25% based on the leverage ratio. The Company incurred $1,532 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility.

On February 12, 2010, the Company entered into a supply agreement to fulfill gravure cylinder requirements. As a part of the agreement, the Company sold certain assets associated with the manufacturing of gravure cylinders for $4,300 in cash. The Company recorded an after-tax gain of $2,100 on the sale in its fourth quarter fiscal 2010 financial results. The Erlanger facility is currently held for sale.

During fiscal 2010, the Company relocated its corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility in order to consolidate certain employees into existing owned office space. The lease for the Sharonville, Ohio location expires in April 2017. In connection with the relocation, the Company recorded a charge of $1,214 for remaining lease obligations and other costs related to its Sharonville facility. In the three months ending December 31, 2010, the Company entered into a contract to sublease the remaining unoccupied space and recorded an adjustment of $258 to the initial charge to incorporate the impact of the additional sublease income.

In January 2009, the Company announced plans to consolidate our heat transfer label (HTL) manufacturing business located in Framingham, Massachusetts into our other existing facilities. The transition began immediately with final plant closure occurring in the second quarter of fiscal 2010. In connection with the closure of the Framingham facility, the Company recorded a total pre-tax charge of $2,553 during the fourth quarter period ending March 31, 2009, consisting of $1,407 in cash charges for employee severance and other termination benefits related to 62 associates and $1,146 in non-cash charges related to asset impairments.

Results of Operations

Three Months Ended December 31, 2010 compared to the Three Months Ended December 31, 2009:

			$	%
	2010	2009	Change	Change

Net Revenues	$83,379	$65,981	$17,398	26%

The increase in revenues was due primarily to the acquisitions of CentroStampa and Monroe Etiquette, which generated $15,461 in combined revenues or 23% of the third quarter increase. In addition, revenues increased due to a 3% favorable foreign exchange impact. Excluding the impact of acquisitions and foreign exchange, the impact of organic sales volume and pricing was less than 1% compared to the prior year quarter.

	2010	% of Revenues	2009	% of Revenues	$ Change	% Change

Cost of Revenues	$67,198	81%	$54,622	83%	$12,576	23%

Gross Profit	$16,181	19%	$11,359	17%	$4,822	42%

Consolidated gross profit increased 42% compared to the same period of the prior year due to the acquisitions of CentroStampa and Monroe Etiquette, which contributed 38% to the gross profit increase in the third quarter of fiscal 2011. The remaining increase is primarily due to the impact of foreign exchange and improved operating efficiencies. Gross profit as a percentage of revenues increased to 19% from 17% in the same period of the prior year.

		% of		% of	$	%
	2010	Revenues	2009	Revenues	Change	Change

Selling, General & Administrative Expenses	$8,143	10%	$6,321	10%	$1,822	29%
Facility Closure Expense/(Income)	$(258)	—	$1,214	2%	$(1,472)	121%

Selling, general and administrative (SG&A) expenses increased $1,822 or 29% compared to the prior year due primarily to the acquisitions of CentroStampa and Monroe Etiquette, which contributed $1,629 of SG&A in the current quarter, $297 in acquisition related and China start-up expenses and the impact of foreign exchange partially offset by reductions in headcount and other cost decreases.

During the three months ending December 31, 2009, the Company relocated its corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility in order to consolidate certain employees into existing owned office space. In connection with the relocation, the Company recorded a charge of $1,214 for remaining lease obligations and other costs related to its Sharonville facility. In the three months ending December 31, 2010, the Company entered into a contract to sublease the remaining unoccupied space and recorded an adjustment of $258 to the initial charge to incorporate the impact of the additional sublease income.

Interest Expense and Other (Income) Expense

			$	%
	2010	2009	Change	Change

Interest Expense	$2,015	$1,152	$863	75%
Other (Income) Expense, net	$(139)	$(107)	$(32)	30%

Interest expense increased 75% to $2,015 compared to the same period of the prior year due to the increase in borrowings to finance the acquisitions of CentroStampa and Monroe Etiquette, the impact of higher interest rates, and higher interest expense related to present value adjustments of various lease and other liabilities partially offset by a reduction of bank debt due to debt repayments. We had $131,307 of debt at December 31, 2010 compared to $87,851 of debt at December 31, 2009.

			$	%
	2010	2009	Change	Change

Income Tax Expense	$1,634	$580	$1,054	182%

Our effective tax rate increased from 21% in the third quarter of fiscal 2010 to 25% in the third quarter of fiscal 2011 due primarily to an increase in income in higher tax jurisdictions, partially offset by the release of reserves for uncertain tax positions whose statute of limitations have expired. Our expected tax rate for fiscal year 2011 is 30%.

Nine Months Ended December 31, 2010 compared to the Nine Months Ended December 31, 2009:

			$	%
	2010	2009	Change	Change

Net Revenues	$248,149	$207,602	$40,547	20%

The increase in revenues was due partially to the acquisitions of CentroStampa and Monroe Etiquette, which generated $27,536 in revenues or 13% of the year-to-date revenue increase. In addition, revenues increased due to a 5% increase in organic sales volumes and mix and a 3% favorable foreign exchange impact, partially offset by a 1% unfavorable pricing impact. The sales volume increase was primarily due to higher volumes in our North American customer base. The unfavorable pricing impact was due to reduced pricing schedules associated with new agreements entered into in the second quarter of fiscal 2010 with three of our largest customers.

	2010	% of Revenues	2009	% of Revenues	$ Change	% Change

Cost of Revenues	$198,577	80%	$170,467	82%	$28,110	16%

Gross Profit	$49,572	20%	$37,135	18%	$12,437	33%

Consolidated gross profit increased 33% compared to the same period of the prior year due to the acquisitions of CentroStampa and Monroe Etiquette which contributed 18% to the gross profit increase in the third quarter of fiscal 2011 and due to higher sales volumes, the impact of foreign exchange and improved operating efficiencies. Gross profit as a percentage of revenues increased to 20% from 18% in the same period of the prior year.

		% of		% of	$	%
	2010	Revenues	2009	Revenues	Change	Change

Selling, General & Administrative Expenses	$24,476	10%	$19,037	9%	$5,439	29%
Facility Closure Expenses	$(258)	—	$1,475	1%	$(1,733)	117%

Selling, general and administrative (SG&A) expenses increased $5,439 or 29% compared to the prior year due primarily to the acquisitions of CentroStampa and Monroe Etiquette, which contributed $2,626 of SG&A, $1,658 in severance and stock compensation charges for accelerated vesting of restricted stock and stock options, $1,272 in acquisition related and China start-up expenses and foreign exchange partially offset by reductions in headcount and other cost decreases.

During the nine months ending December 31, 2009, the Company relocated its corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility in order to consolidate certain employees into existing owned office space. In connection with the relocation, the Company recorded a charge of $1,214 for remaining lease obligations and other costs related to its Sharonville facility. In the nine months ending December 31, 2010, the Company entered into a contract to sublease the remaining unoccupied space and recorded an adjustment of $258 to the initial charge to incorporate the impact of the additional sublease income

In fiscal 2009, the Company also recorded $261 in employee retention charges related to the Framingham plant closure.

Interest Expense and Other (Income) Expense

			$	%
	2010	2009	Change	Change

Interest Expense	$5,271	$3,638	$1,633	45%
Other (Income) Expense, net	$(222)	$(287)	$65	(23)%

Interest expense increased 45% to $5,271 compared to the same period of the prior year due to the increase in borrowings to finance the acquisitions of CentroStampa and Monroe Etiquette, the impact of higher interest rates, the impact of foreign exchange and higher interest expense related to present value adjustments of various lease and other liabilities partially offset by a reduction of bank debt due to debt repayments. Our average outstanding debt during the nine months ended December 31, 2010 was $117,880 compared to $96,933 in the prior year.

			$	%
	2010	2009	Change	Change

Income Tax Expense	$6,022	$3,656	$2,366	65%

Our effective tax rate increased from 28% for the nine months ended December 2009 to 30% for the nine months ended December 2010 due primarily to an increase in income in higher tax jurisdictions, partially offset by the release of reserves for uncertain tax positions whose statute of limitations has expired. Our expected tax rate for fiscal year 2011 is 30%.

Liquidity and Capital Resources

Through the nine months ended December 31, 2010, net cash provided by operating activities was $24,398 compared to $23,664 in the same period of the prior year. The increase in cash flow is primarily due to cash generated from earnings, collection of accounts receivable and lower inventory balances, partially offset by higher tax payments in fiscal 2011 and $1,272 in acquisition expenditures. The consolidated days sales outstanding (DSO) at December 31, 2010 is approximately 52 days.

Through the nine months ended December 31, 2010, net cash used in investing activities was $52,778 as compared to net cash used of $3,682 in the same period of the prior year. The increase in net cash used in investing activities is primarily due to the acquisition of CentroStampa and Monroe Etiquette. Capital expenditures in the nine months ended December 31, 2010 were $10,382 and were partially offset by proceeds from the sale of plant and equipment of $809. The majority of these expenditures were to purchase new presses in the Australian, South African and North American operations. Cash used in investing activities in the prior year included capital expenditures of $4,659. The projected amount of capital expenditures for fiscal 2011 is $13,000.

Through the nine months ended December 31, 2010, net cash provided by financing activities was $31,304 as compared to net cash used in financing activities of $18,796 in the prior year. During the nine months ended December 31, 2010, we had net debt additions of $34,744 compared to net debt payments of $16,983 in the prior year. The increase in net debt was due to an increase in borrowings to finance the CentroStampa and Monroe Etiquette acquisition.

On February 29, 2008 and in connection with the Collotype acquisition, the Company executed a five-year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. In June 2010, the Company amended the credit facility in conjunction with the acquisition of CentroStampa. The amendment extended the expiration date of the credit facility from February 28, 2013 to April 1, 2014, increased the aggregate U.S. revolving commitment by $20,000, allowed up to US $40,000 of U.S. revolving loans to be advanced in alternative currencies, increased the maximum leverage ratio to 3.75 to 1.00 with scheduled step-downs, and implemented a change in interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Bid Rate (BBSY) ranging from 1.75% to 3.25% based on the leverage ratio. The Credit Facility contains an election to increase the facility by up to an additional $50,000. The Company incurred $1,532 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. At December 31, 2010, the aggregate principal amount of $192,500 under the Credit Facility is comprised of the following: (i) a $130,000 revolving credit facility that allows the Company to borrow in alternative currencies up to the equivalent of $40,000 (“U.S. Revolving Credit Facility”); (ii) the Australian dollar equivalent of a $40,000 revolving credit facility (“Australian Sub-Facility”); and (iii) a $22,500 term loan facility (“Term Loan Facility”), which amortizes $10,000 per year.

The Credit Facility may be used for working capital, capital expenditures and other corporate purposes. Loans under the U.S. Revolving Credit Facility and Term Loan Facility bear interest at either: (i) the greater of (a) Bank of America’s prime rate in effect from time to time; and (b) the federal funds rate in effect from time to time plus 0.5%; or (ii) the applicable London interbank offered rate plus the applicable margin for such loans which ranges from 1.75% to 3.25% based on the Company’s leverage ratio at the time of the borrowing. Loans under the Australian Sub-Facility bear interest at the BBSY rate plus the applicable margin for such loans, which ranges from 1.75% to 3.25% based on Multi-Color’s leverage ratio at the time of the borrowing.

Available borrowings under the Credit Facility at December 31, 2010 consisted of $36,521 under the U.S. Revolving Credit Facility and $28,759 under the Australian Sub-Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants. The Credit Facility requires MCC to maintain the following financial covenants: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.75 to 1.00, stepping down to 3.25 to 1.00 from September 30, 2011 to March 31, 2012 and stepping down again to 3.00 to 1.00 at June 30, 2012 for each fiscal quarter thereafter; and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and the Company’s property and assets, but excluding real property.

We believe that we have both sufficient short and long-term liquidity and financing. We had a working capital position of $31,031 and $19,934 at December 31, 2010 and March 31, 2010, respectively and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes MCC’s contractual obligations as of December 31, 2010:

Aggregated Information about Contractual Obligations and Other Commitments for Continuing Operations:

December 31, 2010	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years

Total debt	$131,307	$12,625	$10,985	$3,158	$104,539	$—	$—

Interest on total debt (1)	18,012	5,980	5,533	5,195	1,304	—	—

Rent due under operating leases	33,877	6,017	5,749	5,647	5,521	4,918	6,025

Unconditional purchase obligations	1,625	1,591	8	8	9	9	—

Pension and post retirement obligations	1,020	35	59	49	37	62	778

Deferred compensation	880	880	—	—	—	—	—

Unrecognized tax benefits (2)	—	—	—	—	—	—	—

Deferred purchase price	11,336	10,245	—	—	—	1,091	—

Total Contractual Cash Obligations	$198,057	$37,373	$22,334	$14,057	$111,410	$6,080	$6,803

(1)	Interest on floating rate debt was estimated using projected forward LIBOR, EURIBOR and BBSY rates as of December 31, 2010.
(2)	The table excludes $4,173 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2010.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

During the quarter ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, MCC’s internal control over financial reporting.

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

Part II - Other Information

Item 1.	Legal Proceedings – The Company is subject to various legal claims and contingencies that arise out of the normal course of business, including claims related to commercial transactions, product liability, health and safety, taxes, environmental, employee-related matters and other matters. Litigation is subject to numerous uncertainties and the outcome of individual claims and contingencies is not predictable. It is possible that some legal matters for which reserves have not been established could result in an unfavorable outcome for the Company and any such unfavorable outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 1A.	Risk Factors – The Company had no material changes to the Risk Factors disclosed in the Company’s Form 10-K for the year ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 5.	Other Information – None

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: February 8, 2011

	By:	/s/ Sharon E. Birkett

Sharon E. Birkett
Vice President, Chief Financial
and Accounting Officer, Secretary