Form 10-Q
period 2011-06-30
MULTI COLOR Corp
filed 2011-08-09
CIK 819220

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Common shares, no par value – 13,405,556 (as of July 29, 2011)

MULTI-COLOR CORPORATION

FORM 10-Q

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	June 30, 2011	June 30, 2010
Net revenues	$100,635	$74,146
Cost of revenues	78,440	59,158

Gross profit	22,195	14,988
Selling, general and administrative expense	8,019	8,380

Operating income	14,176	6,608
Interest expense	1,764	1,208
Other (income) expense, net	(50)	(44)

Income before income taxes	12,462	5,444
Income tax expense	3,591	1,699

Net income	8,871	3,745
Loss attributable to non-controlling interests	18	—

Net income attributable to Multi-Color Corporation	$8,889	$3,745

Basic earnings per common share	$0.67	$0.31
Diluted earnings per common share	$0.66	$0.30
Dividends per common share	$0.05	$0.05

Weighted average shares and equivalents outstanding:

Basic	13,297	12,243
Diluted	13,515	12,332

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$18,454	$15,152
Accounts receivable, net of allowance of $520 and $584 at June 30, 2011 and March 31, 2011, respectively	66,800	54,564
Inventories	32,339	26,275
Deferred tax asset	3,510	3,598
Prepaid expenses and other current assets	3,497	3,039

Total current assets	124,600	102,628
Assets held for sale	500	500
Property, plant and equipment	117,300	108,173
Goodwill	166,840	158,553
Intangible assets, net	39,120	38,020
Deferred financing fees and other non-current assets	1,475	1,549
Deferred tax asset	2,504	2,406

Total assets	$452,339	$411,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,924	$12,304
Note payable	3,408	—
Accounts payable	39,976	31,717
Accrued expenses and other liabilities	29,278	28,250

Total current liabilities	85,586	72,271
Long-term debt	124,663	115,027
Deferred tax liability	22,395	21,408
Other liabilities	12,037	11,297

Total liabilities	244,681	220,003
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 13,335 and 13,325 shares issued and outstanding at June 30, 2011 and March 31, 2011, respectively	678	677
Paid-in capital	73,715	73,374
Treasury stock, 70 and 69 shares at cost at June 30, 2011 and March 31, 2011, respectively	(655)	(647)
Restricted stock	(332)	(400)
Retained earnings	111,501	103,278
Accumulated other comprehensive income	21,830	15,544

Total stockholders’ equity attributable to Multi-Color Corporation	206,737	191,826
Noncontrolling interest	921	—

Total stockholders’ equity	207,658	191,826

Total liabilities and stockholders’ equity	$452,339	$411,829

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTI-COLOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited in thousands)

	Three Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Multi-Color Corporation	$8,889	$3,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,882	2,646
Amortization	1,073	468
Net gain on disposal of equipment	(50)	(37)
Increase in deferred compensation	—	14
Stock based compensation expense	250	1,279
Excess tax benefit from stock based compensation	(13)	—
Deferred taxes, net	254	932
Net (increase) decrease in accounts receivable	(6,145)	(2,100)
Net (increase) decrease in inventories	(4,502)	(3,295)
Net (increase) decrease in prepaid expenses and other	(368)	(126)
Net increase (decrease) in accounts payable	5,356	3,913
Net increase (decrease) in accrued expenses and other liabilities	663	(1,730)

Cash provided by operating activities	9,289	5,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,856)	(4,354)
Investment in acquisitions, net of cash acquired	(11,320)	(451)
Proceeds from sale of plant and equipment	2,205	253
Other	(19)	—

Cash used in investing activities	(13,990)	(4,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	35,908	16,271
Payments under revolving line of credit	(25,147)	(16,298)
Repayment of long-term debt	(2,500)	(2,500)
Proceeds from issuance of common stock	148	17
Excess tax benefit from stock based compensation	13	—
Capitalized loan fees	—	(250)
Dividends paid	(667)	(617)

Cash provided by (used in) financing activities	7,755	(3,377)

Effect of foreign exchange rate changes on cash	248	(291)

Net increase (decrease) in cash	3,302	(2,511)
Cash and cash equivalents, beginning of period	15,152	8,149

Cash and cash equivalents, end of period	$18,454	$5,638

The accompanying notes are an integral part of the condensed consolidated financial statements.

See Note 15 for supplemental cash flow disclosures

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

Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

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

Accounts Receivable:

Our customers are primarily major consumer product, food, and wine & spirit companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age and specific individual risks identified. Losses may also depend to some degree on current and future economic conditions. Although future conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal year 2012. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the Company’s operating results and cash flows.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings	20-39 years
Machinery and equipment	3-15 years
Computers	3-5 years
Furniture and fixtures	5-10 years

Goodwill and Other Acquired Intangible Assets:

Goodwill is not amortized and the Company tests goodwill annually, as of the last day of February of each fiscal year, for impairment by comparing the fair value of the reporting unit goodwill to its carrying amount. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Intangible assets with definite useful lives are amortized over periods of up to twenty years based on a number of assumptions including estimated period of economic benefit and utilization. Intangible assets are also tested for impairment when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values.

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

The Company’s interest rate swaps have been designated as effective cash flow hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other comprehensive income. If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recorded in the condensed consolidated income statement. See Note 7.

The Company manages foreign currency exchange rate risk by entering into forward currency contracts. The forward contracts have been designated as effective fair value hedges at inception and on an ongoing quarterly basis and therefore, any changes in fair value are recorded in earnings. See Note 7.

Fair Value Measurements:

The carrying value of financial instruments approximates fair value.

The Company defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements, the Company uses a three-level hierarchy that prioritizes the use of observable inputs. The three levels are:

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

The Company has a forward contract to fix the U.S. dollar value of a press purchased in Euros and delivered to the Batavia, Ohio plant. The forward contract is designated as a fair value hedge. The Company adjusts the carrying value of this derivative to its estimated fair value and records the adjustment in earnings.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses and in the valuation of assets held for sale. The Company tests goodwill annually for impairment, as of the last day of February of each fiscal year, by comparing the fair value of the reporting unit goodwill to its carrying amount. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values.

Foreign Exchange:

The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive income as a component of stockholders’ equity. See Note 11.

Stock Based Compensation:

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended June 30, 2011 and 2010 was $250 and $1,279 respectively. The stock based compensation expense at June 30, 2010 included a charge for accelerated vesting of stock based compensation and restricted shares for certain executives no longer with the Company.

Subsequent Events:

The Company evaluated subsequent events through the date the financial statements were issued, and noted no material subsequent events had occurred other than the acquisition of Warszawski Dom Handlowy (WDH), effective July 1, 2011. See Note 16.

New Accounting Pronouncements:

In June 2011, the Financial Accounting Standards Board (FASB) issued revised accounting guidance to modify the presentation requirements for comprehensive income. The amendment gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, which for the Company is April 1, 2012. This guidance is not expected to have a material impact on the Company.

In May 2011, the FASB issued revised accounting guidance to develop common requirements for measuring fair value and for disclosing information about fair value measurements under U.S. GAAP and IFRS. The amendment does not require additional fair value measurements. This guidance is effective for reporting periods beginning after December 15, 2011, which for the Company is January 1, 2012. This guidance is not expected to have a material impact on the Company.

In December 2010, the FASB issued revised accounting guidance to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for fiscal years beginning on or after December 15, 2010, which for the Company is April 1, 2011. This guidance did not have a material impact on the Company.

In December 2010, the FASB issued revised accounting guidance to modify step one of the goodwill impairment test for entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step one of the goodwill impairment test is zero or negative. For those entities which have one or more reporting units, the entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years beginning after December 15, 2010, which for the Company is April 1, 2011. This guidance did not have an impact on the Company.

In April 2010, the FASB issued revised accounting guidance to address whether an employee stock option should be classified as a liability or as an equity instrument if the exercise price is denominated in the currency in which a substantial portion of the entity’s equity securities trades. That currency may differ from the entity’s functional currency and from the payroll currency of the employee receiving the option. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, which for the Company is April 1, 2011. This guidance did not have an impact on the Company.

2. Earnings Per Common Share

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 329 and 756 options to purchase shares in the three months ended June 30, 2011 and 2010, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations (shares in thousands):

	Three Months Ended June 30,
	2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	13,297	$0.67	12,243	$0.31
Effect of dilutive stock options	218	(0.01)	89	(0.01)

Diluted EPS	13,515	$0.66	12,332	$0.30

3. Inventories

Inventories are comprised of the following:

	June 30, 2011	March 31, 2011
Finished goods	$14,828	$12,045
Work-in-process	3,830	5,102
Raw materials	15,614	9,675

Total gross inventory	34,272	26,822
Inventory reserves	(1,933)	(547)

Total	$32,339	$26,275

4. Debt

The components of the Company’s debt consisted of the following:

	June 30, 2011	March 31, 2011
U.S. Revolving Credit Facility, 2.12% and 2.25% weighted variable interest rate at June 30, 2011 and March 31, 2011, respectively, due in 2014	$66,800	$54,800
Australian Sub-Facility, 6.71% and 7.16% variable interest rate at June 30, 2011 and March 31, 2011, respectively, due in 2014	5,039	8,482
Term Loan Facility, 2.00% and 2.06% variable interest rate at June 30, 2011 and March 31, 2011, respectively, due in quarterly installments of $2,500 from 2009 to 2013	17,500	20,000
Euro Sub-Facility, 3.22% and 2.92% variable interest rate at June 30, 2011 and March 31, 2011, respectively, due in 2014	40,606	39,688
Capital leases	7,152	3,883
Other subsidiary debt	490	478
Note payable	3,408	—

Total debt	140,995	127,331
Less current portion of debt	(16,332)	(12,304)

Total long-term debt	$124,663	$115,027

The following is a schedule of future annual principal payments as of June 30, 2011:

	Debt	Capital Leases	Total
July 2011 - June 2012	$13,821	$2,511	$16,332
July 2012 - June 2013	7,577	1,844	9,421
July 2013 - June 2014	71,839	1,560	73,399
July 2014 - June 2015	40,606	865	41,471
July 2015 - June 2016	—	372	372

Total	$133,843	$7,152	$140,995

On February 29, 2008 and in connection with the Collotype acquisition, the Company executed a five-year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. In June 2010, the Company amended the Credit Facility in conjunction with the acquisition of Guidotti CentroStampa (CentroStampa). The amendment extended the expiration date of the Credit Facility from February 28, 2013 to April 1, 2014, increased the aggregate U.S. revolving commitment by $20,000, allowed up to $40,000 of U.S. revolving loans to be advanced in alternative currencies, increased the maximum leverage ratio to 3.75 to 1.00 with scheduled step-downs, and implemented a change in interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY) ranging from 1.75% to 3.25% based on the leverage ratio. In March 2011, the Company executed the second amendment to the credit facility. The second amendment increased the alternate currency sublimit from $40,000 to $50,000. The Credit Facility contains an election to increase the facility by up to an additional $50,000. At June 30, 2011, the aggregate principal amount of $187,500 under the Credit Facility is comprised of the following: (i) a $130,000 revolving credit facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000

(U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving credit facility (Australian Sub-Facility); and (iii) a $17,500 term loan facility (Term Loan Facility), which amortizes $10,000 per year.

The Company incurred $1,682 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. The Company recorded $180 in interest expense in the condensed consolidated statement of income to amortize deferred financing costs in the first quarter of fiscal year 2012.

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

Available borrowings under the Credit Facility at June 30, 2011 consisted of $22,298 under the U.S. Revolving Credit Facility and $34,961 under the Australian Sub-Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which requires the Company to maintain the following financial covenants: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.75 to 1.00, stepping down to 3.25 to 1.00 from September 30, 2011 to March 31, 2012 and stepping down again to 3.00 to 1.00 at June 30, 2012 for each fiscal quarter thereafter; and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of June 30, 2011.

Capital Leases

With the acquisitions of CentroStampa, Monroe Etiquette, La Cromografica and Collotype Chile, the Company assumed capital leases related to machinery and equipment.

The present value of the net minimum payments on capitalized leases as of June 30, 2011 is as follows:

June 30, 2011
Total minimum lease payments	$7,601
Less amount representing interest	(449)

Present value of net minimum lease payments	7,152
Current portion	(2,511)

Capitalized lease obligations, less current portion	$4,641

5. Major Customers

During the three months ended June 30, 2011 and 2010, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 13% and 19%, respectively of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

In addition, accounts receivable balances from the Procter & Gamble Company approximated 2% and 1% of the Company’s total accounts receivable balance at June 30, 2011 and March 31, 2011, respectively. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At June 30, 2011, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal year 2008. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal year 2006. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal year 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of June 30, 2011 and March 31, 2011, the Company had liabilities of $3,893 and $3,986 respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. The gross amount of interest and penalties associated with the liability at June 30, 2011 and March 31, 2011, respectively, was $1,830 and $1,883. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheet for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. The Company believes it is reasonably possible that approximately $1,103 of unrecognized tax benefits as of June 30, 2011 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain state income tax matters, and the liability for these unrecognized tax benefits is classified in accrued expenses and other liabilities on the condensed consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $3,893.

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

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 1.75% to 3.25% based on the Company’s leverage ratio. The fixed interest rates at June 30, 2011 were 5.20% and 4.79% on the non-amortizing and amortizing Swaps, respectively. The notional balance of the amortizing Swap was $14,000 and $16,000 at June 30, 2011 and March 31, 2011, respectively.

The Swaps were designated as highly effective cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in accumulated other comprehensive income and measured on an ongoing basis. At June 30, 2011 and March 31, 2011, the fair value of the Swaps was a net liability of $2,317 and $2,418, respectively, and was included in other liabilities on the condensed consolidated balance sheet.

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

In June 2010, the Company entered into two forward currency contracts to fix the U.S. dollar value of a press to be purchased in Euros in two installments due September 2010 and September 2011. The press was delivered in September 2010 to the Batavia, Ohio plant and the first forward contract was settled. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in earnings. The fair value of the remaining contract is $19 and $113 at June 30, 2011 and March 31, 2011, respectively.

On July 1, 2010, the Company entered into a Euro 32,000 revolving loan that is designated under hedge accounting as a non-derivative economic hedge of the net investment in foreign operations. Gains and losses on the effective portions of non-derivatives designated under net investment hedge accounting are recognized in accumulated other comprehensive income to offset the change in the value of the net investment being hedged. The balance in equity is recognized in the profit and loss account when the related foreign subsidiary is disposed. The gains and losses on de-designated loans are recognized immediately in the profit and loss account. During the three months ended June 30, 2011, the Company had recognized $918 of exchange on the revolving loan that hedged the net investment in foreign operations.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30, 2011	March 31, 2011
Deferred payment (1)	$11,136	$10,805
Accrued payroll and benefits	10,316	7,973
Accrual for legal settlement	—	2,800
Unrecognized tax benefits	1,103	1,390
Accrued income taxes	2,635	1,306
Professional fees	290	537
Accrued real estate and other taxes	468	499
Other	3,330	2,940

Total Accrued Expenses and Other Liabilities	$29,278	$28,250

(1)	As part of the Guidotti CentroStampa acquisition, 5% of the Purchase Price was withheld subject to achieving certain financial targets and subject to certain quantitative measures. During the third quarter of fiscal 2011, certain financial targets subject to certain quantitative measures required to realize the contingent payment were satisfied in full and the entire liability will be paid in July 2011.

9. Acquisitions

La Cromografica Summary

On April 1, 2011, the Company acquired 100% of the shares of La Cromografica, an Italian wine label specialist located in Florence, Italy. La Cromografica specializes in high quality wine labels for premium Italian wines and provides further access to the Italian wine label market. The results of La Cromografica’s operations have been included in the Company’s condensed consolidated financial statements beginning April 1, 2011.

The preliminary purchase price of $9,880 was paid by the end of June 2011 and funded through borrowings under the credit facility (see Note 4 for details of the credit facility). Assumed net debt included $2,083 of bank debt and capital leases less $455 of cash acquired. The Company spent a total of $39 in acquisition expenses related to the La Cromografica acquisition.

Monroe Etiquette Summary

On October 1, 2010, the Company acquired 100% of the capital shares of Monroe Etiquette (Monroe), a French wine label specialist. The acquisition reinforced MCC’s commitment to expanding its global presence in the wine label market. The results of Monroe Etiquette’s operations were included in the Company’s condensed consolidated financial statements beginning October 1, 2010.

The purchase price for Monroe Etiquette consisted of the following:

Cash from proceeds of borrowings	$8,984
Deferred payment	912

$9,896

The cash portion of the purchase price was funded through $8,984 of borrowings under the credit facility (see Note 4 for details of the credit facility). Assumed net debt included $1,293 of bank debt and capital leases less $787 of cash acquired. The seller received approximately 89% of the proceeds in the form of cash on October 1, 2010. The remaining 11% of the purchase price will be paid in cash, but is deferred for five years after the closing date. The Company spent a total of $63 in acquisition expenses related to the Monroe acquisition.

Guidotti CentroStampa Summary

On July 1, 2010, the Company acquired 100% of Guidotti CentroStampa (CentroStampa) a leading European wine & spirit and olive oil label specialist based in Tuscany, Italy. The acquisition expanded MCC’s global presence in the wine & spirit label market and provided an entry into the olive oil label market. The results of CentroStampa’s operations were included in the Company’s condensed consolidated financial statements beginning July 1, 2010.

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

The cash portion of the purchase price was funded through $41,004 of borrowings under the amended credit facility. See Note 4 for details of the credit facility amendment in conjunction with the acquisition of CentroStampa. Assumed net debt included $4,368 of bank debt and capital leases less $6,109 of cash acquired. The Company spent a total of $912 in acquisition expenses related to the CentroStampa acquisition.

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

An additional 10% is held in escrow for up to five years to fund certain potential indemnification obligations of the selling shareholders. The Company had $7,515 and $7,322 at June 30, 2011 and March 31, 2011, respectively, in this escrow account. The escrow will be released from the first to the fifth anniversary of the date of closing in the amount of 2% of the purchase price per year in accordance with the provisions of the escrow agreement.

Purchase Price Allocation and Other Items

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for La Cromografica will be finalized during the second quarter of fiscal year 2012 once fair value appraisals of assets and valuation of tax liabilities are finalized. We do not anticipate any substantial changes to the preliminary purchase price or related allocation. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for CentroStampa and Monroe Etiquette was finalized during the fourth quarter of fiscal year 2011 after fair value appraisals of assets and valuation of tax liabilities were finalized. There were no material changes to the preliminary purchase price or related allocation.

Based on fair value estimates, the final purchase price for CentroStampa and Monroe Etiquette and the preliminary purchase price for La Cromografica has been allocated to individual assets acquired and liabilities assumed as follows:

	CentroStampa	Monroe Etiquette	La Cromografica
Assets Acquired:
Cash, less debt assumed	$1,741	$—	$—
Accounts receivable	15,110	2,153	4,534
Inventories	6,024	313	1,254
Property, plant and equipment	16,327	3,072	5,715
Intangible assets	16,383	4,159	1,280
Goodwill	23,405	3,742	3,435
Other assets	1,218	104	30

Total assets acquired	$80,208	$13,543	$16,248

Liabilities Assumed:
Accounts payable	7,020	302	2,320
Accrued income taxes payable	365	173	—
Accrued expenses and other liabilities	6,037	883	1,287
Net debt assumed	—	506	1,628
Deferred tax liabilities	8,587	1,783	1,133

Total liabilities assumed	22,009	3,647	6,368

Net assets acquired	$58,199	$9,896	$9,880

The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	CentroStampa		Monroe Etiquette		La Cromografica
	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$13,697	18 years	$4,084	20 years	$1,138	16 years
Trademarks	440	1.5 years	75	1.25 years	142	2 years
Licensing intangible	2,246	5 years	—		—

Total identifiable intangible assets	$16,383		$4,159		$1,280

Identifiable intangible assets are amortized over their estimated useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

None of the goodwill arising from the CentroStampa, Monroe Etiquette or La Cromografica acquisition is deductible for income tax purposes. Below is a roll forward of the acquisition goodwill from acquisition date to June 30, 2011:

	CentroStampa	Monroe Etiquette	La Cromografica
Balance at acquisition date	$23,405	$3,742	$3,435
Foreign exchange impact	4,341	244	67

Balance at June 30, 2011	$27,746	$3,986	$3,502

The goodwill for CentroStampa and La Cromografica is attributable to the workforce of the acquired business, and the access to two significant markets, the olive oil label market and the Italian wine label market. Italy represents approximately 20% of the world’s wine production and is also a leading producer of olive oils. The goodwill for Monroe Etiquette is attributable to access to the French wine label market and the workforce of the acquired business.

The accounts receivable acquired as part of the CentroStampa acquisition had a fair value of $15,110 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $15,197 and the estimated contractual cash flows that are not expected to be collected are $87. The accounts receivable acquired as part of the Monroe Etiquette acquisition had a fair value of $2,153 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $2,176 and the estimated contractual cash flows that are not expected to be collected are $23. The accounts receivable acquired as part of the La Cromografica acquisition had a fair value of $4,534 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $4,620 and the estimated contractual cash flows that are not expected to be collected are $86.

The net revenues and net income for CentroStampa, Monroe Etiquette and La Cromografica are included in the condensed consolidated statement of income for the period ending June 30, 2011. Below is a table detailing the net revenues and net income:

	CentroStampa	Monroe Etiquette	La Cromografica
Net revenues	$15,560	$2,985	$3,397
Net income	$1,476	$425	$100

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three months ended June 30, 2011 and 2010 as if CentroStampa, Monroe Etiquette and La Cromografica had been acquired as of the beginning of each period presented. The pro forma results include certain purchase accounting adjustments, such as capital lease adjustments, the estimated changes in depreciation, intangible asset amortization and interest expense. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated or that may result in the future.

	Three Months Ended June 30,
	2011	2010
Net revenues	$100,635	$91,878
Net income	$8,889	$5,439
Diluted earnings per share	$0.66	$0.41

Pro forma information was prepared for the financial results of CentroStampa, Monroe Etiquette and La Cromografica for the quarter ending June 30, 2010 as if these acquisitions had occurred at the beginning of the quarter. Below is a table detailing a reconciliation of actual net revenues and net income to the pro forma net revenues and net income:

	Net Revenues	Net Income
Multi-Color Corporation actual results	$74,146	$3,745
CentroStampa, Monroe Etiquette and La Cromografica local results for the three months ending June 30, 2010	17,732	3,280
Pro forma adjustments	—	(1,586)

Pro forma results	$91,878	$5,439

Below is a table detailing the pro forma adjustments:

Consolidated Pro Forma Adjustments
Present value of deferred payments for CentroStampa and Monroe Etiquette	$(68)
Acquired intangibles amortization	(486)
Amortization of debt issuance costs relating to the amendment of the credit facility	(101)
Interest expense for debt related to acquisitions	(651)
Depreciation expense related to capital leases	(239)
Lease expense related to capital leases	(685)
Interest expense related to capital leases	(60)
Income taxes	713
Other adjustments	(9)

Total pro forma adjustments	$(1,586)

Other Acquisition Activity

On May 2, 2011, the Company entered into agreements to buy 70% ownership in two label operations in Latin America; one in Santiago, Chile and the other in Mendoza, Argentina with a regional partner owning the remaining 30%. MCC’s investment including debt assumed was approximately $3,900. The companies will focus on providing premium labels to the expanding Latin American wine and spirit markets. The results of operations of these acquired businesses have been included in the condensed consolidated financial statements since the date of the acquisition and have been determined to be individually and collectively immaterial for further disclosure.

Below is a rollforward of the non-controlling interest:

Non-controlling interests at acquisition date	$939
Loss attributable to non-controlling interests	18

Non-controlling interests at June 30, 2011	$921

On February 29, 2008, the Company acquired 100% of Collotype which provided the Company with a broader international operating footprint to better serve its existing and acquired customers and an expanded ability to attract new international customers. The results of Collotype’s operations were included in the Company’s condensed consolidated financial statements beginning March 1, 2008.

The Company had $824 and $783 in an escrow account at June 30, 2011 and March 31, 2011 respectively, pending resolution of various contingencies primarily related to income taxes for pre-acquisition activities of Collotype. Any change in escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price.

10. Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements, the Company uses a three-level hierarchy that prioritizes the use of observable inputs. The three levels are:

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

At June 30, 2011, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(2,317)	—	$(2,317)	—
Foreign currency forward contract	$19	—	$19	—

At March 31, 2011, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(2,418)	—	$(2,418)	—
Foreign currency forward contract	$113	—	$113	—

The Company values interest rate swaps using proprietary pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Debt denominated in foreign currencies is designated to hedge exposures to currency exchange rate movement on our investment in foreign operations.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year, by comparing the fair value of the reporting unit goodwill to its carrying amount. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. In fiscal years 2011 and 2010, the Company did not adjust goodwill or intangible assets to their fair values on a nonrecurring basis. Goodwill and intangible assets are valued using level 3 inputs.

As part of the Guidotti CentroStampa and Monroe Etiquette acquisitions, the Company acquired presses that were appraised and adjusted to their fair value as part of the purchase price accounting. The carrying value of cash and equivalents, accounts receivable, accounts payable and debt approximate fair value.

11. Comprehensive Income

	Three Months Ended June 30,
	2011	2010
Net income attributable to MCC	$8,889	$3,745
Unrealized foreign currency translation gain (loss)	6,225	(9,661)
Unrealized gain (loss) on interest rate swaps, net of tax	61	(205)

Total Comprehensive Income (Loss)	$15,175	$(6,121)

12. Goodwill and Intangible Assets

Goodwill consisted of the following:

Balance at March 31, 2011	$158,553
Acquisition of La Cromografica	3,435
Other acquisitions	938
Currency translation	3,914

Balance at June 30, 2011	$166,840

Intangible assets consisted of the following:

	Balance at cost at March 31, 2011	La Cromografica Acquisition	Foreign Exchange	Intangibles at Cost	Accumulated Amortization	Net Intangibles at June 30, 2011
Customer relationships	$42,064	$1,138	$815	$44,017	$(8,275)	$35,742
Technology	1,620	—	20	1,640	(723)	917
Trademarks	573	142	8	723	(391)	332
Licensing intangible	2,582	—	50	2,632	(503)	2,129

	$46,839	$1,280	$893	$49,012	$(9,892)	$39,120

The amortization of intangible assets for the three months ended June 30, 2011 and 2010 was $1,073 and $468, respectively.

13. Facility Closures

On February 12, 2010, the Company entered into a supply agreement to fulfill gravure cylinder requirements. As a part of the agreement, the Company sold certain assets associated with the manufacturing of gravure cylinders for $4,250 in cash. The Company recorded a net after-tax gain of $2,141 on the sale in its fourth quarter fiscal year 2010 financial results, including a charge of $262 for severance and other termination benefits and for plant clean-up costs. This liability is included in accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. The Erlanger facility is currently held for sale. Below is a roll-forward of the reserves for plant clean-up and other costs for fiscal year 2012:

	Balance March 31, 2011	Amounts Expensed	Amounts Paid	Balance June 30, 2011
Plant Clean-up Costs	$48	$—	$(3)	$45

14. Commitments and Contingencies

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

15. Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Three months ended June 30, 2011	Three months ended June 30, 2010
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,446	$1,039
Income taxes paid	1,489	1,609
Supplemental Disclosures of Non-Cash Activities:
Change in interest rate swap fair value	101	(342)

Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	21,135	—
Liabilities assumed	(8,876)	—
Non-controlling interest	(939)
Cash acquired	781	—

Net cash paid	$12,101	$—

16. Subsequent Events

On June 22, 2011, MCC entered into a Share Purchase Agreement (Agreement) to acquire Warszawski Dom Handlowy (WDH), a consumer products & spirit label company, located in Warsaw, Poland. WDH supplies a number of large consumer products international owners in home and personal care markets, consistent with MCC’s larger customers in the U.S. This acquisition is consistent with MCC’s strategy to support international brand owners in additional markets. WDH had revenues of approximately $11,000 in 2010. On July 1, 2011, pursuant to the Agreement, MCC acquired 100% of the shares of WDH for $9,300, less net debt (Purchase Price).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands, Except Per Share Data)

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. Multi-Color Corporation’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

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

We believe the following critical accounting policies impact the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. Additionally, our senior management has reviewed the critical accounting policies and estimates with the Board of Directors’ Audit and Finance Committee. For a more detailed discussion of the application of these and other accounting policies, refer to Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2011.

Revenue Recognition

The Company recognizes revenue on sales of products when the customer receives title to the goods, which is generally upon shipment or delivery depending on sales terms. Revenues are generally denominated in the currency of the country from which the product is shipped and are net of applicable returns and discounts.

Accounts Receivable

Our customers are primarily major consumer product, food, and wine & spirit companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age and specific individual risks identified. Losses may also depend to some degree on current and future economic conditions. Although these conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal year 2012. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the Company’s operating results and cash flows.

The accounts receivable balances in Australia, South Africa, Europe, China and South America are subject to foreign exchange rate fluctuations which can cause the balance to change significantly with an offset to other comprehensive earnings.

Inventories

Inventories are valued at the lower of cost or market value and are maintained using the FIFO (first-in, first-out) or specific identification method. Excess and obsolete cost reductions are generally established based on inventory age.

Goodwill and Other Acquired Intangible Assets

Goodwill is not amortized and the Company tests goodwill for impairment annually, as of the last day of February of each fiscal year, by comparing the fair value of the reporting unit goodwill to its carrying amount. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Intangible assets with definite useful lives are amortized over periods of up to twenty years based on a number of assumptions including estimated period of economic benefit and utilization. Intangible assets are also tested for impairment when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that assets might be impaired and the related carrying amounts may not be recoverable. The determination of whether impairment exists involves various estimates and assumptions, including the determination of the undiscounted cash flows estimated to be generated by the assets involved in the review. The cash flow estimates are based upon our historical experience, adjusted to reflect estimated future market and operating conditions. Measurement of an impairment loss requires a determination of fair value. We base our estimates of fair values on quoted market prices when available, independent appraisals as appropriate and industry trends or other market knowledge. Changes in the market condition and/or losses of a production line could have a material impact on the condensed consolidated statements of income.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the condensed consolidated balance sheet at fair value and recognizing the resulting gains or losses as adjustments to earnings or accumulated other comprehensive income. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company manages interest costs using a mixture of fixed rate and variable rate debt. Additionally, the Company enters into interest rate swaps whereby it agrees to exchange with a counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

The Company’s interest rate swaps have been designated as effective cash flow hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other comprehensive income. If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recorded in the condensed consolidated income statement. See Note 7.

The Company manages foreign currency exchange rate risk by entering into forward currency contracts. The forward contracts have been designated as effective fair value hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in earnings. See Note 7.

Executive Overview

We are a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home and personal care, wine & spirit, food and beverage and specialty consumer products. MCC serves national and international brand owners in North, Central and South America, Europe, Australia, New Zealand, South Africa, China and South America with a comprehensive range of the latest label technologies in Pressure Sensitive, Cut and Stack, In-Mold, Shrink Sleeve and Heat Transfer.

On May 2, 2011, the Company entered into agreements to buy 70% ownership in two label operations in Latin America; one in Santiago, Chile and the other in Mendoza, Argentina with a regional partner owning the remaining 30%. MCC’s investment including debt assumed was approximately $3,900. The label operations will focus on providing premium labels to the expanding Latin American wine and spirit markets.

On April 1, 2011, the Company acquired all issued capital shares of La Cromografica, an Italian wine label specialist located in Florence, Italy, for a purchase price of approximately $9,880 payable in cash less net debt assumed. La Cromografica is located in Florence, Italy and specializes in high quality wine labels for premium Italian wines.

On October 1, 2010, MCC acquired 100% of the shares of Monroe Etiquette for $8,984, less net debt assumed (the Purchase Price). The selling shareholder received approximately 89% of the proceeds in the form of cash on October 1, 2010. The remaining 11% of the Purchase Price will be paid in cash, but is deferred for five years after the closing date. The selling shareholders have agreed to indemnify MCC with respect to the acquisition, including certain losses arising out of a breach of their warranties or covenants under the agreement.

On June 28, 2010, the Company entered into a stock purchase agreement to acquire Guidotti CentroStampa S.p.A. (CentroStampa). On July 1, 2010, pursuant to the stock purchase agreement, the Company acquired 100% of the shares of CentroStampa for $48,932 less net debt assumed. The selling shareholders received approximately 80% of the proceeds in the form of cash and 20% in the form of 934,567 shares of MCC common stock. This stock represented approximately 8% of MCC’s shares outstanding immediately prior to consummation of the acquisition.

On June 28, 2010, the Company entered into an amendment (the First Amendment) to the Company’s Credit Agreement dated as of February 29, 2008 (Credit Agreement) with the lenders thereunder, effective simultaneously with the closing of the acquisition of CentroStampa.

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

$1,682 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility.

Results of Operations

Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010:

	2011	2010	$ Change	% Change
Net Revenues	$100,635	$74,146	$26,489	36%

Net revenues increased 36% to $100,635 from $74,146 compared to the three months ended June 30, 2010. Net revenues increased 29% or $21,750 in the three months ending June 30, 2011 due to acquisitions and start-ups that occurred after June 30, 2010. In addition, net revenues increased due to a 5% favorable foreign exchange rate, primarily driven by the strengthening of the Australian dollar, a 1% increase in sales volumes and a 1% favorable pricing impact.

	2011	% of Revenues	2010	% of Revenues	$ Change	% Change
Cost of Revenues	$78,440	78%	$59,158	80%	$19,282	33%

Gross Profit	$22,195	22%	$14,988	20%	$7,207	48%

Cost of revenues increased 33% or $19,282 due primarily to acquisitions that occurred after June 30, 2010, the impact of foreign exchange rates and improved operating efficiencies.

Gross profit increased 48% or $7,207 primarily due to acquisitions and start-ups that occurred after June 30, 2010. Acquisitions and start-ups contributed 30% to the gross profit increase. The remaining 18% increase was due to higher sales volumes, favorable pricing impact, the impact of foreign exchange rates and improved operating efficiencies. Gross margins increased to 22% from 20% of sales revenues compared to the prior year.

	2011	% of Revenues	2010	% of Revenues	$ Change	% Change
Selling, General & Administrative Expenses	$8,019	8%	$8,380	11%	$(361)	(4%)

Selling, general and administrative (SG&A) expenses decreased $361 or 4% compared to the prior year due primarily to reductions in head count and other cost decreases partially offset by new acquisitions and the impact of foreign exchange rates. The amount of SG&A expenses in the three months ended June 30, 2011, attributable to acquisitions and start-ups occurring after June 30, 2010 were $1,906. The three months ended June 30, 2010 include $1,271 in severance and accelerated stock compensation charges and $535 in acquisition related expenses. SG&A expenses, as a percent of sales decreased to 8% in the three months ending June 30, 2011 from 11% in the prior year quarter.

Interest Expense and Other (Income) Expense, Net

	2011	2010	$ Change	% Change
Interest Expense	$1,764	$1,208	$556	46%
Other (Income) Expense, net	$(50)	$(44)	$6	14%

Interest expense increased 46% to $1,764 compared to the same period of the prior year due primarily to the increase in debt borrowings to finance acquisitions and the impact of foreign exchange.

	2011	2010	$ Change	% Change
Income Tax Expense	$3,591	$1,699	$1,892	111%

Our effective tax rate decreased from 31% in the first quarter of fiscal year 2011 to 29% in the first quarter of fiscal year 2012 due primarily to income mix in foreign and domestic jurisdictions and the impact of a new tax structure related to the European operations. Our expected tax rate for fiscal year 2012 is 28%.

Liquidity and Capital Resources

Through the three months ended June 30, 2011, net cash provided by operating activities was $9,289 compared to $5,709 in the same period of the prior year. The increase in cash flow is primarily due to cash generated from earnings and the impact of acquisitions since June 30, 2010. The consolidated days sales outstanding (DSO) at June 30, 2011 is approximately 57 days.

Through the three months ended June 30, 2011, net cash used in investing activities was $13,990 as compared to net cash used of $4,552 in the same period of the prior year. The increase in net cash used in investing activities is primarily due to the acquisitions of La Cromografica and the 70% ownership of the two label operations in Chile and Argentina. Capital expenditures in the three months ended June 30, 2011 were $4,856 and were partially offset by proceeds from the sale of plant and equipment of $2,205. The majority of these capital expenditures were made to purchase a building in South Africa. Cash used in investing activities in the prior year included capital expenditures of $4,354. The projected amount of capital expenditures for fiscal year 2012 is $19,185

Through the three months ended June 30, 2011, net cash provided by financing activities was $7,755 as compared to net cash used in financing activities of $3,377 in the prior year. During the three months ended June 30, 2011, we had net debt additions of $8,261 compared to net debt payments of $2,527 in the prior year. The increase in net debt was due to an increase in borrowings to finance the acquisitions of La Cromografica and the 70% ownership of the two label operations in Chile and Argentina.

On February 29, 2008 and in connection with the Collotype acquisition, the Company executed a five-year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. In June, 2010, the Company amended the credit facility in conjunction with the acquisition of CentroStampa. The amendment extended the expiration date of the credit facility from February 28, 2013 to April 1, 2014, increased the aggregate U.S. revolving commitment by $20,000, allowed up to $40,000 of U.S. revolving loans to be advanced in alternative currencies, increased the maximum leverage ratio to 3.75 to 1.00 with scheduled step-downs, and implemented a change in interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Bid Rate (BBSY) ranging from 1.75% to 3.25% based on the leverage ratio. In March 2011, the Company executed the second amendment to the credit facility. The second amendment increased the alternate currency sublimit from $40,000 to $50,000. The Credit Facility contains an election to increase the facility by up to an additional $50,000. The Company incurred $1,682 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. At June 30, 2011, the aggregate principal amount of $187,500 under the Credit Facility is comprised of the following: (i) a $130,000 revolving credit facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving credit facility (Australian Sub-Facility); and (iii) a $17,500 term loan facility (Term Loan Facility), which amortizes $10,000 per year.

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

Available borrowings under the Credit Facility at June 30, 2011 consisted of $22,298 under the U.S. Revolving Credit Facility and $34,961 under the Australian Sub-Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants. The Credit Facility requires MCC to maintain the following financial covenants: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.75 to 1.00, stepping down to 3.25 to 1.00 from September 30, 2011 to March 31, 2012 and stepping down again to 3.00 to 1.00 at June 30, 2012 for each fiscal quarter thereafter; and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of certain subsidiaries, intercompany debt and the Company’s property and assets, but excluding real property.

We believe that we have both sufficient short and long-term liquidity and financing. We had a working capital position of $39,014 and $30,357 at June 30, 2011 and March 31, 2011, respectively and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes MCC’s contractual obligations as of June 30, 2011:

Aggregated Information about Contractual Obligations and Other Commitments for Continuing Operations:

June 30, 2011 (in thousands)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$133,843	$13,821	$7,577	$71,839	$40,606	$—	$—
Capital leases	7,152	2,511	1,844	1,560	865	372	—
Interest on long-term debt (1)	14,751	5,548	5,152	4,013	32	6	—
Rent due under operating leases	35,679	6,645	6,666	6,448	6,084	4,723	5,113
Unconditional purchase obligations	1,458	1,421	9	9	9	10	—
Pension and post retirement obligations	1,024	46	36	25	63	100	754
Deferred compensation	84	84	—	—	—	—	—
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	12,297	11,113	—	—	—	1,184	—

Total contractual obligations	$206,288	$41,189	$21,284	$83,894	$47,659	$6,395	$5,867

(1)	Interest on floating rate debt was estimated using projected forward LIBOR, EURIBOR and BBSY rates as of June 30, 2011.
(2)	The table excludes $3,893 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2011.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

During the quarter ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, MCC’s internal control over financial reporting.

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

Part II - Other Information

Item 1.	Legal Proceedings – The Company is subject to various legal claims and contingencies that arise out of the normal course of business, including claims related to commercial transactions, product liability, health and safety, taxes, environmental, employee-related matters and other matters. Litigation is subject to numerous uncertainties and the outcome of individual claims and contingencies is not predictable. It is possible that some legal matters for which reserves have not been established could result in an unfavorable outcome for the Company and any such unfavorable outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 1A.	Risk Factors – The Company had no material changes to the Risk Factors disclosed in the Company’s Form 10-K for the year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 5.	Other Information – None

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS (1) XBRL Instance Document

101. SCH (1) XBRL Taxonomy Extension Schema Document

101. CAL (1) XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB (1) XBRL Taxonomy Extension Label Linkbase Document

101. PRE (1) XBRL Taxonomy Extension Presentation Linkbase Document

(1)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation

(Registrant)

Date: August 9, 2011

By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial
and Accounting Officer, Secretary