Form 10-Q
period 2011-09-30
MULTI COLOR Corp
filed 2011-11-09
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-16148

Multi-Color Corporation

(Exact name of Registrant as specified in its charter)

OHIO	31-1125853
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4053 Clough Woods Dr.

Batavia, Ohio 45103

(Address of Principal Executive Offices)

Registrant’s Telephone Number – (513) 381-1480

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated Filer	☐	Accelerated Filer	☒

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common shares, no par value – 16,132,033 (as of October 31, 2011)

MULTI-COLOR CORPORATION

FORM 10-Q

Forward-Looking Statements

This report contains certain statements that are not historical facts that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and that are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Such forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions; the ability to consummate and successfully integrate acquisitions; ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; ability to manage foreign operations; currency exchange rate fluctuations; the success and financial condition of the Company’s significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; the Company’s ability to maintain an effective system of internal control; availability, terms and development of capital and credit; cost and price changes; raw material cost pressures; availability of raw materials; ability to pass raw material cost increases to its customers; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations, legal proceedings and developments; risk associated with significant leverage; increases in general interest rate levels affecting the Company’s interest costs; ability to manage global political uncertainty; and terrorism and political unrest. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the factors described in this paragraph, Part I, Item 1A “Risk Factors” of our Form 10-K contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I. FINANCIAL INFORMATION

Item  1. Condensed Consolidated Financial Statements (Unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net revenues	$102,626	$90,624	$203,261	$164,770
Cost of revenues	81,559	72,221	159,999	131,379

Gross profit	21,067	18,403	43,262	33,391
Selling, general and administrative expense	10,573	7,953	18,592	16,333

Operating income	10,494	10,450	24,670	17,058
Interest expense	2,522	2,048	4,286	3,256
Other expense (income), net	145	(39)	95	(83)

Income before income taxes	7,827	8,441	20,289	13,885
Income tax expense	3,082	2,689	6,673	4,388

Net income	4,745	5,752	13,616	9,497
Loss attributable to non-controlling interests	14	—	32	—

Net income attributable to Multi-Color Corporation	$4,759	$5,752	$13,648	$9,497

Basic earnings per common share	$0.36	$0.44	$1.03	$0.75
Diluted earnings per common share	$0.35	$0.43	$1.01	$0.74
Dividends per common share	$0.05	$0.05	$0.10	$0.10

Weighted average shares and equivalents outstanding:

Basic	13,308	13,217	13,302	12,733
Diluted	13,567	13,337	13,541	12,837

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	September 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$7,082	$15,152
Accounts receivable, net of allowance of $473 and $584 at September 30, 2011 and March 31, 2011, respectively	64,739	54,564
Inventories, net	29,054	26,275
Deferred tax asset	3,328	3,598
Prepaid expenses and other current assets	6,078	3,039

Total current assets	110,281	102,628
Assets held for sale	—	500
Property, plant and equipment, net	114,516	108,173
Goodwill	157,818	158,553
Intangible assets, net	37,090	38,020
Deferred financing fees and other non-current assets	7,378	1,549
Deferred tax asset	2,265	2,406

Total assets	$429,348	$411,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$13,642	$12,304
Notes payable	2,462	—
Accounts payable	33,637	31,717
Accrued expenses and other liabilities	19,198	28,250

Total current liabilities	68,939	72,271
Long-term debt	134,690	115,027
Deferred tax liability	24,516	21,408
Other liabilities	11,724	11,297

Total liabilities	239,869	220,003
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 13,385 and 13,325 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively	683	677
Paid-in capital	74,930	73,374
Treasury stock, 70 and 69 shares at cost at September 30, 2011 and March 31, 2011, respectively	(655)	(647)
Restricted stock	(263)	(400)
Retained earnings	115,593	103,278
Accumulated other comprehensive income/(loss)	(809)	15,544

Total stockholders’ equity	189,479	191,826

Total liabilities and stockholders’ equity	$429,348	$411,829

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Multi-Color Corporation	$13,648	$9,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,112	6,013
Amortization	2,161	1,342
Net gain on disposal of property, plant and equipment	(21)	(64)
Loss on write-off of deferred financing fees	490	—
Stock based compensation expense	526	1,869
Excess tax (benefit)/deficiency from stock based compensation	(34)	511
Deferred taxes, net	3,065	1,145
Net increase in accounts receivable	(5,431)	(3,492)
Net (increase) decrease in inventories	(1,292)	25
Net increase in prepaid expenses and other	(577)	(229)
Net decrease in accounts payable	(2,608)	(2,055)
Net decrease in accrued expenses and other liabilities	(1,067)	(3,071)

Cash provided by operating activities	16,972	11,491

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,960)	(7,484)
Investment in acquisitions, net of cash acquired	(15,272)	(34,983)
Short term deposits on equipment, net	—	(1,589)
Proceeds from sale of property, plant and equipment	2,688	293
Other	(32)	(250)

Cash used in investing activities	(21,576)	(44,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	109,437	76,604
Payments under revolving line of credit	(88,664)	(37,032)
Repayment of long-term debt	(5,000)	(5,000)
Payment of CentroStampa contingent consideration	(9,267)	—
Proceeds from issuance of common stock	298	91
Excess tax (benefit)/deficiency from stock based compensation	34	(511)
Capitalized loan fees	(8,351)	(1,520)
Dividends paid	(1,334)	(1,280)

Cash (used in)/provided by financing activities	(2,847)	31,352

Effect of foreign exchange rate changes on cash	(619)	1,002

Net decrease in cash	(8,070)	(168)
Cash and cash equivalents, beginning of period	15,152	8,149

Cash and cash equivalents, end of period	$7,082	$7,981

See accompanying Notes to Condensed Consolidated Financial Statements.

See Note 15 for supplemental cash flow disclosures

MULTI-COLOR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data)

Item 1.	Condensed Consolidated Financial Statements (unaudited) (continued)

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

Accounts Receivable:

Our customers are primarily major consumer product, food and wine & spirit companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age and specific individual risks identified. Losses may also depend to some degree on current and future economic conditions. Although future conditions are unknown to us and may result in additional credit losses, as of the date these financial statements were issued, we do not anticipate significant adverse credit circumstances in fiscal year 2012. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the Company’s operating results and cash flows.

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

The Company has entered into forward contracts to fix the U.S. dollar value of presses purchased in Euros and delivered to the Batavia, Ohio plant. The forward contracts were designated as fair value hedges. The Company adjusted the carrying values of these derivatives to estimated fair value and recorded the adjustments in earnings.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill annually for impairment, as of the last day of February of each fiscal year, by comparing the fair value of the reporting unit goodwill to its carrying amount. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values.

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

Stock Based Compensation:

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended September 30, 2011 and 2010 was $276 and $590, respectively. The Company’s stock based compensation expense for the six months ended September 30, 2011 and 2010 was $526 and $1,869, respectively. The three and six months ended September 30, 2010 include $310 and $1,154 respectively, for accelerated vesting of stock based compensation and restricted shares for certain executives no longer with the Company.

Subsequent Events:

The Company evaluated subsequent events through November 9, 2011, the date the financial statements were issued, and noted no material subsequent events had occurred other than the acquisition of York Label Group, effective October 3, 2011. See Note 16.

New Accounting Pronouncements:

In August 2011, the Financial Accounting Standards Board (FASB) issued revised accounting guidance to simplify how an entity tests goodwill for impairment. The amendment allows companies to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011, which for the Company is the fiscal year beginning April 1, 2012, with early adoption permitted. This guidance is not expected to have a material impact on the Company.

In June 2011, the FASB issued revised accounting guidance to modify the presentation requirements for comprehensive income. The amendment gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, which for the Company is the fiscal year beginning April 1, 2012. This guidance is not expected to have a material impact on the Company.

In May 2011, the FASB issued revised accounting guidance to develop common requirements for measuring fair value and for disclosing information about fair value measurements under U.S. GAAP and International Financial Reporting Standards (IFRS). The amendment does not require additional fair value measurements. This guidance is effective for reporting periods beginning after December 15, 2011, which for the Company is the fiscal quarter beginning January 1, 2012. This guidance is not expected to have a material impact on the Company.

In December 2010, the FASB issued revised accounting guidance to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for fiscal years beginning on or after December 15, 2010, which for the Company was the fiscal year beginning April 1, 2011. This guidance did not have a material impact on the Company.

In December 2010, the FASB issued revised accounting guidance to modify step one of the goodwill impairment test for entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step one of the goodwill impairment test is zero or negative. For those entities which have one or more reporting units, the entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for fiscal years beginning after December 15, 2010, which for the Company was the fiscal year beginning April 1, 2011. This guidance did not have an impact on the Company.

In April 2010, the FASB issued revised accounting guidance to address whether an employee stock option should be classified as a liability or as an equity instrument if the exercise price is denominated in the currency in which a substantial portion of the entity’s equity securities trades. That currency may differ from the entity’s functional currency and from the payroll currency of the employee receiving the option. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, which for the Company was the fiscal year beginning April 1, 2011. This guidance did not have an impact on the Company.

2. Earnings Per Common Share

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 170 and 640 options to purchase shares in the three months ended September 30, 2011 and 2010, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 249 and 698 options to purchase shares in the six months ended September 30, 2011 and 2010, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations (shares in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
		Per Share		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic EPS	13,308	$0.36	13,217	$0.44	13,302	$1.03	12,733	$0.75
Effect of dilutive stock options	259	(0.01)	120	(0.01)	239	(0.02)	104	(0.01)

Diluted EPS	13,567	$0.35	13,337	$0.43	13,541	$1.01	12,837	$0.74

3. Inventories

Inventories are comprised of the following:

	September 30, 2011	March 31, 2011
Finished goods	$13,774	$12,045
Work-in-process	4,043	5,102
Raw materials	13,012	9,675

Total gross inventory	30,829	26,822
Inventory reserves	(1,775)	(547)

Total	$29,054	$26,275

4. Debt

The components of the Company’s debt consisted of the following:

	September 30, 2011	March 31, 2011
U.S. Revolving Credit Facility, 3.97% and 2.25% weighted variable interest rate at September 30, 2011 and March 31, 2011, respectively, due in 2016	$122,000	$54,800
Australian Sub-Facility, 8.42% and 7.16% variable interest rate at September 30, 2011 and March 31, 2011, respectively, due in 2016	1,450	8,482
Term Loan Facility, 3.87% and 2.06% variable interest rate at September 30, 2011 and March 31, 2011, respectively, due in quarterly installments from 2009 to 2016	15,000	20,000
Euro Sub-Facility, 2.92% variable interest rate at March 31, 2011	—	39,688
Capital leases	9,375	3,883
Other subsidiary debt	507	478
Note payable	2,462	—

Total debt	150,794	127,331
Less current portion of debt	(16,104)	(12,304)

Total long-term debt	$134,690	$115,027

The following is a schedule of future annual principal payments as of September 30, 2011:

	Debt	Capital Leases	Total
October 2011—September 2012	$12,956	$3,148	$16,104
October 2012—September 2013	5,013	2,858	7,871
October 2013—September 2014	—	1,954	1,954
October 2014—September 2015	—	1,036	1,036
October 2015—September 2016	123,450	379	123,829

Total	$141,419	$9,375	$150,794

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date of 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $ 315,000 term loan to be made available to the Company in a single drawing that must occur on or before November 30, 2011. Subsequent to the end of the quarter, the Company drew down on the additional term loan in conjunction with the York Label Group acquisition (see Note 16). The amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY). Upon drawing down on the additional term loan the maximum leverage ratio permitted increased to 4.25 to 1.00 with scheduled step downs and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00. The interest rate margins range from 2.00% to 3.50%. The Credit Facility contains an election to increase the facility by up to an additional $100,000. At September 30, 2011, the aggregate principal amount of $500,000 under the Credit Facility is comprised of the following: (i) a $130,000 revolving credit facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving credit facility (Australian Sub-Facility); and (iii) a $330,000 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. Commencing on March 31, 2012, the term loan will amortize quarterly based on the following schedule: (i) March 31, 2012 through December 31, 2013 - amortization of $4,125, (ii) March 31, 2014 through December 31, 2015 - amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016 - amortization of $12,375, with the balance due at maturity. In September 2011, the Company entered into the fourth amendment to the Credit Facility. The amendment excludes certain subsidiaries of the York Label Group that was acquired in October 2011 from the requirements to become guarantors under the Credit Agreement.

The Company incurred $8,351 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. In conjunction with the modification to our debt in the third amendment to the Credit Facility, the Company recorded a charge to interest expense of $490 to write-off deferred financing fees. The Company recorded $306 and $486 for the three and six months ending September 30, 2011 in interest expense in the condensed consolidated statement of income to amortize deferred financing costs. The Company recorded $159 and $236 for the three and six months ending September 30, 2010 in interest expense in the condensed consolidated statement of income to amortize deferred financing costs.

The Credit Facility may be used for working capital, capital expenditures and other corporate purposes. Loans under the U.S. Revolving Credit Facility and Term Loan Facility bear interest either at: (i) the greater of (a) Bank of America’s prime rate in effect from time to time; and (b) the federal funds rate in effect from time to time plus 0.5%; or (ii) the applicable London interbank offered rate, plus the applicable margin for such loans which ranges from 2.00% to 3.50% based on the Company’s leverage ratio at the time of the borrowing. Loans under the Australian Sub-Facility bear interest at the BBSY Rate plus the applicable margin for such loans, which ranges from 2.00% to 3.50% based on the Company’s leverage ratio at the time of the borrowing.

Available borrowings under the Credit Facility at September 30, 2011 consisted of $315,000 under the U.S. Term Loan, $7,180 under the U.S. Revolving Credit Facility and $38,550 under the Australian Sub-Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at September 30, 2011, prior to the draw down on the additional term loan: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.25 to 1.00, stepping down to 3.00 to 1.00 if we do not draw down on our additional term loan and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of September 30, 2011.

Capital Leases

With many of the recent acquisitions, the Company assumed capital leases related to machinery and equipment.

The present value of the net minimum payments on the capitalized leases as of September 30, 2011 is as follows:

September 30, 2011
Total minimum lease payments	$9,923
Less amount representing interest	(548)

Present value of net minimum lease payments	9,375
Current portion	(3,148)

Capitalized lease obligations, less current portion	$6,227

5. Major Customers

During the three months ended September 30, 2011 and 2010, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 15% and 17%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

During the six months ended September 30, 2011 and 2010, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 14% and 18%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

In addition, accounts receivable balances from the Procter & Gamble Company approximated 2% and 1% of the Company’s total accounts receivable balance at September 30, 2011 and March 31, 2011, respectively. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At September 30, 2011, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal year 2008. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal year 2006. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal year 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of September 30, 2011 and March 31, 2011, the Company had liabilities of $4,302 and $3,986, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. The gross amount of interest and penalties associated with the liability at September 30, 2011 and March 31, 2011, respectively, was $1,922 and $1,883. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheet for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. The Company believes it is reasonably possible that approximately $709 of unrecognized tax benefits (excluding interest and penalties) as of September 30, 2011 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain state income tax matters, and the liability for these unrecognized tax benefits is classified in accrued expenses and other liabilities on the condensed consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $4,302.

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

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 2.00% to 3.50% based on the Company’s leverage ratio. The fixed interest rates at September 30, 2011 were 6.95% and 6.54% on the non-amortizing and amortizing Swaps, respectively. The notional balance of the amortizing Swap was $12,000 and $16,000 at September 30, 2011 and March 31, 2011, respectively.

The Swaps were designated as highly effective cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in accumulated other comprehensive income and measured on an ongoing basis. At September 30, 2011 and March 31, 2011, the fair value of the Swaps was a net liability of $1,932 and $2,418, respectively, and was included in other liabilities on the condensed consolidated balance sheet.

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

In June 2010, the Company entered into two forward currency contracts to fix the U.S. dollar value of a press to be purchased in Euros in two installments due September 2010 and September 2011. The press was delivered in September 2010 to the Batavia, Ohio plant and the first forward contract was settled. The second forward contract was settled in September 2011. The forward contracts were designated as fair value hedges and changes in the fair value of the contracts were recorded in earnings.

On July 1, 2010, the Company entered into a Euro 32,000 revolving loan that was designated under hedge accounting as a non-derivative economic hedge of the net investment in foreign operations. Gains and losses on the effective portions of non-derivatives designated under net investment hedge accounting were recognized in accumulated other comprehensive income to offset the change in the value of the net investment being hedged. The balance in equity is recognized in the profit and loss account when the related foreign subsidiary is disposed. The gains and losses on de-designated loans are recognized immediately in the profit and loss account. In August 2011, in conjunction with the third amendment to the credit facility, the Company repaid the Euro revolving loan in full.

In September 2011, the Company entered into two forward contracts to fix the U.S. dollar value of a press to be purchased in Euros in two installments due February 2012 and May 2012. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in earnings. The fair value of the contracts is a loss of $85 as of September 30, 2011.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30, 2011	March 31, 2011
Deferred payment (1)	$1,359	$10,805
Accrued payroll and benefits	9,312	7,973
Accrual for legal settlement	—	2,800
Unrecognized tax benefits (including interest and penalties)	1,175	1,390
Accrued income taxes	1,838	1,306
Professional fees	581	537
Accrued taxes other than income taxes	1,113	349
Deferred lease incentive	457	360
Other	3,363	2,730

Total Accrued Expenses and Other Liabilities	$19,198	$28,250

(1)	As part of the Guidotti CentroStampa acquisition, 5% of the Purchase Price was withheld subject to achieving certain financial targets and subject to certain quantitative measures. During the third quarter of fiscal 2011, certain financial targets subject to certain quantitative measures required to realize the contingent payment were satisfied in full and the entire liability was paid in July 2011. The remaining balance is the contingent consideration related to the Warszawski Dom Handlowy (WDH) acquisition which is scheduled to be paid in the fourth quarter of fiscal 2012.

9. Acquisitions

Warszawski Dom Handlowy Summary

On July 1, 2011, the Company acquired 100% of the shares of WDH, a consumer products and spirit label company located in Warsaw, Poland. WDH supplies a number of large consumer products international brand owners in home and personal care markets, consistent with MCC’s large customers in the U.S. The results of WDH’s operations have been included in the Company’s condensed consolidated financial statements beginning July 1, 2011.

The Purchase Price for WDH consisted of the following:

Cash from proceeds of borrowings	$3,953
Amount held in escrow	459
Contingent consideration	1,484

5,896
Net debt assumed	4,021

$9,917

The cash portion of the purchase price was funded through borrowings under the credit facility (see Note 4 for details of the credit facility). Assumed net debt included $4,023 of capital leases and other debt, less $2 of cash acquired. The amount held in escrow is deferred for three years after the closing date. The Company spent a total of $112 in acquisition expenses related to the acquisition of WDH.

The acquisition agreement provides for a contingent payment to be made to the selling shareholders if certain financial targets are reached in calendar year 2011. If reached, the contingent payment will be made in the fourth quarter of fiscal year 2012, and is classified as a current liability in the condensed consolidated balance sheet as of September 30, 2011.

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

The purchase price for La Cromografica consisted of the following:

Cash from proceeds of borrowings	$9,880
Net debt assumed	1,628

$11,508

The preliminary purchase price was paid at the end of June 2011 and funded through $9,880 of borrowings under the credit facility (see Note 4 for details of the credit facility). The Company assumed net debt of $1,628 which included $2,083 of bank debt and capital leases less $455 of cash acquired. The Company spent a total of $41 in acquisition expenses related to the La Cromografica acquisition.

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

The purchase price for Monroe Etiquette consisted of the following:

Cash from proceeds of borrowings	$8,984
Deferred payment	912

9,896
Net debt assumed	506

$10,402

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

The selling shareholders have agreed to indemnify MCC with respect to the acquisition, including certain losses arising out of a breach of their warranties or covenants under the acquisition agreement (Agreement). The Agreement provides that 5% of the purchase price is subject to achieving certain financial targets and subject to certain quantitative measures. During the third quarter ended December 31, 2010, we adjusted the fair value of the contingent consideration related to the acquisition. The adjustment was based on information obtained during the third quarter relating to conditions that existed at the acquisition date. As a result, we treated this as a purchase price adjustment as of the acquisition date. On December 31, 2010, certain financial targets subject to certain quantitative measures required to realize the contingent payment were satisfied in full and the entire liability was paid in July 2011.

An additional 10% is held in escrow for up to five years to fund certain potential indemnification obligations of the selling shareholders. The Company had $5,617 and $7,322 at September 30, 2011 and March 31, 2011, respectively, in this escrow account. The escrow will be released from the first to the fifth anniversary of the date of closing in the amount of 2% of the purchase price per year in accordance with the provisions of the escrow agreement.

Purchase Price Allocation and Other Items

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for WDH will be finalized prior to the end of fiscal year 2012 once fair value appraisals of assets and valuation of tax liabilities are finalized. We do not anticipate any substantial changes to the preliminary purchase price or related allocation. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for La Cromografica will be finalized prior to the end of fiscal year 2012 once fair value appraisals of assets and valuation of tax liabilities are finalized. We do not anticipate any substantial changes to the preliminary purchase price or related allocation. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for CentroStampa and Monroe Etiquette was finalized during the fourth quarter of fiscal year 2011 after fair value appraisals of assets and valuation of tax liabilities were finalized. There were no material changes to the preliminary purchase price or related allocation.

Based on fair value estimates, the final purchase price for CentroStampa and Monroe Etiquette and the preliminary purchase price for La Cromografica and WDH has been allocated to individual assets acquired and liabilities assumed as follows:

	CentroStampa	Monroe Etiquette	La Cromografica	WDH
Assets Acquired:
Cash, less debt assumed	$1,741	$—	$—	$—
Accounts receivable	15,110	2,153	4,534	2,686
Inventories	6,024	313	1,254	1,267
Property, plant and equipment	16,327	3,072	5,638	3,478
Intangible assets	16,383	4,159	1,280	2,400
Goodwill	23,405	3,742	3,488	4,527
Other assets	1,218	104	30	584

Total assets acquired	$80,208	$13,543	$16,224	$14,942

Liabilities Assumed:
Accounts payable	7,020	302	2,320	3,890
Accrued income taxes payable	365	173	—	91
Accrued expenses and other liabilities	6,037	883	1,287	605
Net debt assumed	—	506	1,628	4,021
Deferred tax liabilities	8,587	1,783	1,109	439

Total liabilities assumed	22,009	3,647	6,344	9,046

Net assets acquired	$58,199	$9,896	$9,880	$5,896

The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	CentroStampa		Monroe Etiquette		La Cromografica		WDH
	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$13,697	18 years	$4,084	20 years	$1,138	16 years	$2,400	17 years
Trademarks	440	1.5 years	75	1.25 years	142	2 years	—	—
Licensing intangible	2,246	5 years	—	—	—	—	—	—

Total identifiable intangible assets	$16,383		$4,159		$1,280		$2,400

Identifiable intangible assets are amortized over their estimated useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

None of the goodwill arising from the CentroStampa, Monroe Etiquette, La Cromografica or WDH acquisitions is deductible for income tax purposes. Below is a roll forward of the acquisition goodwill from acquisition date to September 30, 2011:

	CentroStampa	Monroe Etiquette	La Cromografica	WDH
Balance at acquisition date	$23,405	$3,742	$3,488	$4,527
Foreign exchange impact	2,208	(63)	(205)	(644)

Balance at September 30, 2011	$25,613	$3,679	$3,283	$3,883

The goodwill for CentroStampa and La Cromografica is attributable to the workforce of the acquired business, and the access to two significant markets, the olive oil label market and the Italian wine label market. Italy represents approximately 20% of the world’s wine production and is also a leading producer of olive oils. The goodwill for Monroe Etiquette is attributable to access to the French wine label market and the workforce of the acquired business. The goodwill for WDH is attributable to access to the Eastern European pressure sensitive label market and the workforce of the acquired business.

The accounts receivable acquired as part of the CentroStampa acquisition had a fair value of $15,110 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $15,197 and the estimated contractual cash flows that are not expected to be collected are $87. The accounts receivable acquired as part of the Monroe Etiquette acquisition had a fair value of $2,153 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $2,176 and the estimated contractual cash flows that are not expected to be collected are $23. The accounts receivable acquired as part of the La Cromografica acquisition had a fair value of $4,534 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $4,620 and the estimated contractual cash flows that are not expected to be collected are $86. The accounts receivable acquired as part of the WDH acquisition had a fair value of $2,686 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $3,145 and the estimated contractual cash flows that are not expected to be collected are $459.

The net revenues and net income for CentroStampa, Monroe Etiquette, La Cromografica and WDH are included in the condensed consolidated statement of income for the period ended September 30, 2011. The combined net revenues and net income for the three months ended September 30, 2011 for these acquired entities were $22,157 and $801, respectively. The combined net revenues and net income for the six months ended September 30, 2011 for these acquired entities were $44,099 and $2,802, respectively.

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three months and six months ended September 30, 2011 and 2010 as if CentroStampa, Monroe Etiquette, La Cromografica and WDH had been acquired as of the beginning of each period presented. The pro forma results include certain purchase accounting adjustments, such as capital lease adjustments, the estimated changes in depreciation, intangible asset amortization and interest expense. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated or that may result in the future.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$102,626	$97,723	$206,761	$192,364
Net income attributable to Multi-Color	$4,759	$5,331	$12,790	$11,258
Diluted earnings per share	$0.35	$0.40	$0.94	$0.85

Pro forma information was prepared for the financial results of WDH for the six months ended September 30, 2011 as if the acquisition of WDH had occurred at the beginning of the year. Below is a table detailing a reconciliation of actual net revenues and net income to the pro forma net revenues and net income:

	Six Months Ended September 30, 2011
	Net Revenues	Net Income
Multi-Color Corporation actual results	$203,261	$13,648
WDH local results	3,500	(166)
Pro forma adjustments	—	(692)

Pro forma results	$206,761	$12,790

Pro forma information was prepared for the financial results of CentroStampa, Monroe Etiquette, La Cromografica and WDH for the six months and three months ended September 30, 2010 as if these acquisitions had occurred at the beginning of the period. Below is a table detailing a reconciliation of actual net revenues and net income to the pro forma net revenues and net income:

	Three Months Ended Sept 30, 2010		Six Months Ended Sept 30, 2010
	Net Revenues	Net Income	Net Revenues	Net Income
Multi-Color Corporation actual results	$90,624	$5,752	$164,770	$9,497
Acquired company results for the three and six months ending September 30, 2010	7,099	631	27,594	4,538
Pro forma adjustments	—	(1,052)	—	(2,777)

Pro forma results	$97,723	$5,331	$192,364	$11,258

Below is a table detailing the pro forma adjustments:

	Consolidated Pro Forma Adjustments
	Six Months Ended September 30, 2011	Three Months Ended September 30, 2010	Six Months Ended September 30, 2010
Present value of deferred payments for CentroStampa and Monroe Etiquette	$—	$(9)	$(77)
Acquired intangibles amortization	(61)	(124)	(638)
Amortization of debt issuance costs relating to the amendment of the credit facility	—	—	(101)
Interest expense for debt related to acquisitions	—	(651)	(1,302)
Depreciation expense related to capital leases	(180)	(277)	(516)
Lease expense related to capital leases	(395)	(456)	(1,287)
Interest expense related to capital leases	(56)	(66)	(153)
Income taxes	—	531	1,306
Other adjustments	—	—	(9)

Total pro forma adjustments	$(692)	$(1,052)	$(2,777)

Other Acquisition Activity

On May 2, 2011, the Company entered into agreements to buy 70% ownership in two label operations in Latin America; one in Santiago, Chile and the other in Mendoza, Argentina with a regional partner owning the remaining 30%. MCC’s investment including debt assumed was approximately $3,900. These companies focus on providing premium labels to the expanding Latin American wine and spirit markets. The results of operations of these acquired businesses have been included in the condensed consolidated financial statements since the date of the acquisition and have been determined to be individually and collectively immaterial for further disclosure.

In September 2011, the Company bought the regional partner’s 30% ownership interest in the two label operations in Latin America for 40,000 shares of Multi-Color stock. As a result, MCC now owns 100% of the label operations in Chile and Argentina.

Below is a roll forward of the non-controlling interest:

Non-controlling interests at acquisition date	$939
Loss attributable to non-controlling interests	(32)
Foreign exchange	(65)
Buy-out of non-controlling interests	(842)

Non-controlling interests at September 30, 2011	$—

On February 29, 2008, the Company acquired 100% of Collotype Labels based in Adelaide, Australia, which provided the Company with a broader international operating footprint to better serve its existing and acquired customers and an expanded ability to attract new international customers. The results of Collotype’s operations were included in the Company’s condensed consolidated financial statements beginning March 1, 2008.

The Company had $758 and $783 in an escrow account at September 30, 2011 and March 31, 2011 respectively, pending resolution of various contingencies primarily related to income taxes for pre-acquisition activities of Collotype. Any change in escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price.

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

At September 30, 2011, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(1,932)	—	$(1,932)	—
Foreign currency forward contract	$(85)	—	$(85)	—

At March 31, 2011, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(2,418)	—	$(2,418)	—
Foreign currency forward contract	$113	—	$113	—

The Company values interest rate swaps using proprietary pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year, by comparing the fair value of the reporting unit goodwill to its carrying amount. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. In fiscal years 2011 and 2010, the Company did not adjust goodwill or intangible assets to their fair values on a nonrecurring basis. Goodwill and intangible assets are valued using level 3 inputs.

As part of the recent acquisitions, the Company acquired presses that were appraised and adjusted to their fair value as part of the purchase price accounting. The carrying value of cash and equivalents, accounts receivable, accounts payable and debt approximate fair value.

11. Comprehensive Income

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to MCC	$4,759	$5,752	$13,648	$9,497
Unrealized foreign currency translation gain (loss)	(23,449)	19,123	(17,224)	9,462
Unrealized gain (loss) on interest rate swaps, net of tax	275	(165)	336	(370)

Total Comprehensive Income (Loss)	$(18,415)	$24,710	$(3,240)	$18,589

12. Goodwill and Intangible Assets

Goodwill consisted of the following:

Balance at March 31, 2011	$158,553
Acquisition of La Cromografica	3,488
Acquisition of WDH	4,527
Other acquisitions	938
Currency translation	(9,688)

Balance at September 30, 2011	$157,818

Intangible assets consisted of the following:

	Balance at cost at March 31, 2011	La Cromografica and WDH Acquisitions	Foreign Exchange	Intangibles at Cost	Accumulated Amortization	Net Intangibles at September 30, 2011
Customer relationships	$42,064	$3,538	$(2,276)	$43,326	$(9,054)	$34,272
Technology	1,620	—	(56)	1,564	(783)	781
Trademarks	573	142	(10)	705	(509)	196
Licensing intangible	2,582	—	(107)	2,475	(634)	1,841

	$46,839	$3,680	$(2,449)	$48,070	$(10,980)	$37,090

The amortization expense of intangible assets for the six months ended September 30, 2011 and 2010 was $2,161 and $1,342, respectively. The amortization expense for the three months ended September 30, 2011 and 2010 was $1,088 and $874, respectively.

13. Facility Closures

On February 12, 2010, the Company entered into a supply agreement to fulfill gravure cylinder requirements. As a part of the agreement, the Company sold certain assets associated with the manufacturing of gravure cylinders for $4,250 in cash. The Company recorded a net after-tax gain of $2,141 on the sale in its fourth quarter fiscal year 2010 financial results, including a charge of $262 for severance, other termination benefits and plant clean-up costs. This liability was included in accrued expenses and other liabilities in the Company’s condensed consolidated balance sheets. In August of 2011, the Erlanger facility, which was held for sale, was sold for a net loss of $47.

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

15. Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Six months ended September 30, 2011	Six months ended September 30, 2010
Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,910	$2,774
Income taxes paid	2,286	4,564
Supplemental Disclosures of Non-Cash Activities:
Change in interest rate swap fair value	486	(616)
Common stock issued to buy-out noncontrolling interest	(842)	—
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	36,053	78,467
Liabilities assumed	(17,899)	(26,377)
Common stock issued	—	(7,928)
Liabilities for deferred payments	(1,943)	(9,267)
Non-controlling interest	(939)	—
Cash acquired	783	6,109

Net cash paid	$16,055	$41,004

16. Subsequent Events

On August 26, 2011, MCC entered into a Merger and Stock Purchase Agreement (Agreement) to acquire York Label Group, including 100% of their joint venture in Chile, a home & personal care, food & beverage, wine & spirit and healthcare label company, headquartered in Omaha, Nebraska. The acquisition is expected to strengthen Multi-Color’s presence in home & personal care, food & beverage and wine & spirit label markets in North America and Chile. York Label Group had revenues of approximately $240,000 in calendar 2010. On October 3, 2011, pursuant to the Agreement, MCC acquired 100% of the shares of York Label Group and their joint venture in Chile for approximately $356,000 in stock and cash, less net debt (Purchase Price).

A preliminary purchase price allocation will be provided in the third quarter of fiscal 2012 Form 10-Q once preliminary fair value appraisals and valuations of assets and liabilities are completed.

On October 3, 2011, in connection with the draw down of the $315,000 term loan for the acquisition of the York Label Group, the Company swapped $125,000 of variable rate debt for fixed rate debt. The Swap expires in August 2016 and results in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands, Except Share and Per Share Data)

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. Refer to “Forward-Looking Statements” following the index in this Form 10-Q. Multi-Color Corporation’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

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

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date of 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $ 315,000 term loan to be made available to the Company in a single drawing that must occur on or before November 30, 2011. The amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY). Upon drawing down on the additional term loan the maximum leverage ratio permitted increased to 4.25 to 1.00 with scheduled step downs and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00. The interest rate margins range from 2.00% to 3.50%. The Credit Facility contains an election to increase the facility by up to an additional $100,000. The Company incurred $8,351 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. In September 2011, the Company entered into the fourth amendment to the Credit Facility. The amendment excludes certain subsidiaries of the York Label Group that was acquired in October 2011 from the requirements to become guarantors under the Credit Agreement.

On July 1, 2011, the Company acquired 100% of the shares of WDH, a consumer products and spirit label company located in Warsaw, Poland, for $5,896 plus net debt assumed of $4,021. The purchase price includes a contingent payment to be made to the selling shareholders if certain financial targets are reached in calendar year 2011. WDH supplies a number of large consumer products international brand owners in home and personal care markets, consistent with MCC’s largest customers in the U.S.

On May 2, 2011, the Company entered into agreements to buy 70% ownership in two label operations in Latin America; one in Santiago, Chile and the other in Mendoza, Argentina with a regional partner owning the remaining 30%. MCC’s investment including debt assumed was approximately $3,900. The label operations focus on providing premium labels to the expanding Latin American wine and spirit markets. In September 2011, the Company bought the regional partner’s 30% ownership interest in the two label operations in Latin America for 40,000 shares of Multi-Color stock. As a result, MCC now owns 100% of the acquired label operations in Chile and Argentina.

On April 1, 2011, the Company acquired all issued capital shares of La Cromografica, an Italian wine label specialist, for a purchase price of approximately $9,880 payable in cash plus net debt assumed. La Cromografica is located in Florence, Italy and specializes in high quality wine labels for premium Italian wines.

On October 1, 2010, MCC acquired 100% of the shares of Monroe Etiquette for $8,984, plus net debt assumed (the Purchase Price). The selling shareholder received approximately 89% of the proceeds in the form of cash on October 1, 2010. The remaining 11% of the Purchase Price will be paid in cash, but is deferred for five years after the closing date. The selling shareholders have agreed to indemnify MCC with respect to the acquisition, including certain losses arising out of a breach of their warranties or covenants under the agreement.

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

Results of Operations

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010:

	2011	2010	$ Change	% Change
Net Revenues	$102,626	$90,624	$12,002	13%

Net revenues increased 13% to $102,626 from $90,624 compared to the three months ended September 30, 2010. Net revenues increased 10% or $8,954 in the three months ending September 30, 2011 due to acquisitions and start-ups that occurred after September 30, 2010. In addition, net revenues increased due to a 5% favorable foreign exchange rate impact, primarily driven by the strengthening of the Australian dollar and Euro partially offset by a 2% decline in sales volumes.

	2011	% of Revenues	2010	% of Revenues	$ Change	% Change
Cost of Revenues	$81,559	79%	$72,221	80%	$9,338	13%

Gross Profit	$21,067	21%	$18,403	20%	$2,664	14%

Cost of revenues increased 13% or $9,338 due primarily to acquisitions that occurred after September 30, 2010 and the impact of foreign exchange rates.

Gross profit increased 14% or $2,664 due partially to acquisitions and start-ups that occurred after September 30, 2010. Acquisitions and start-ups contributed 5% to the gross profit increase. The remaining 9% increase was due to the impact of foreign exchange rates and improved operating efficiencies partially offset by lower sales volumes. Gross margins increased to 21% from 20% of sales revenues compared to the prior year quarter.

	2011	% of Revenues	2010	% of Revenues	$ Change	% Change
Selling, General & Administrative Expenses	$10,573	10%	$7,953	9%	$2,620	33%

Selling, general and administrative (SG&A) expenses increased $2,620 or 33% compared to the prior year quarter due primarily to the impact of new acquisitions, the impact of foreign exchange rates and higher acquisition-related expenses. The amount of SG&A expenses in the three months ended September 30, 2011 attributable to acquisitions and start-ups occurring after September 30, 2010 were $1,117. The increase in acquisition-related expenses compared to the prior year quarter was $1,436 and was due primarily to the York Label Group acquisition completed subsequent to the end of the quarter in October 2011. The three months ended September 30, 2010 include $388 in severance and accelerated stock compensation charges. SG&A expenses, as a percent of sales, increased to 10% in the three months ending September 30, 2011 from 9% in the prior year quarter.

Interest Expense and Other Expense (Income), Net

	2011	2010	$ Change	% Change
Interest Expense	$2,522	$2,048	$474	23%
Other Expense (Income), net	$145	$(39)	$(184)	(472%)

Interest expense increased 23% compared to the same period of the prior year due to an adjustment to deferred financing fees in conjunction with the debt modification to the Credit Facility related to the York Label Group acquisition, an increase in debt borrowings to finance acquisitions and the impact of foreign exchange partially offset by higher interest expense in the prior year related to present value adjustments of various lease and other liabilities. We had $150,794 of debt at September 30, 2011 compared to $130,056 of debt at September 30, 2010.

Other expense increased due primarily to higher realized losses on foreign exchange in the three months ending September 30, 2011.

	2011	2010	$ Change	% Change
Income Tax Expense	$3,082	$2,689	$393	15%

Our effective tax rate increased from 32% in the three months ending September 30, 2010 to 39% in the three months ending September 30, 2011 due primarily to acquisition costs incurred in fiscal 2012 that are not deductible for tax purposes, higher income mix in domestic jurisdictions and due to an adjustment to revise our estimated annual effective tax rate. The Company expects its annual effective tax rate, excluding the impact of the acquisition of York Label Group, to be approximately 31% in fiscal year 2012 due to discrete tax benefits expected to be recognized in the third and fourth quarters of fiscal 2012.

Six Months Ended September 30, 2011 compared to the Six Months Ended September 30, 2010:

	2011	2010	$ Change	% Change
Net Revenues	$203,261	$164,770	$38,491	23%

Net revenues increased 23% to $203,261 from $164,770 compared to the six months ended September 30, 2010. Of the net revenue increase, $30,704 or 19% in the six months ending September 30, 2011 is due to new acquisitions and start-ups. In addition, net revenues increased due to a 4% favorable foreign exchange impact, primarily driven by the strengthening of the Australian dollar and Euro, and a 1% favorable pricing and mix impact, partially offset by a 1% decline in sales volumes.

	2011	% of Revenues	2010	% of Revenues	$ Change	% Change
Cost of Revenues	$159,999	79%	$131,379	80%	$28,620	22%
Gross Profit	$43,262	21%	$33,391	20%	$9,871	30%

Cost of revenues increased 22% or $28,620 due primarily to acquisitions that occurred after September 30, 2010 and the impact of foreign exchange rates.

Gross profit increased 30% or $9,871 due primarily to new acquisitions and start-ups not reflected in the comparable period. Acquisitions and start-ups contributed 17% to the gross profit increase. The remaining 13% increase was due to the impact of foreign exchange rates, the impact of favorable pricing and improved operating efficiencies partially offset by lower sales volumes. Gross margins increased to 21% from 20% of sales revenues compared to the prior year.

	2011	% of Revenues	2010	% of Revenues	$ Change	% Change
Selling, General & Administrative Expenses	$18,592	9%	$16,333	10%	$2,259	14%

Selling, general and administrative (SG&A) expenses increased $2,259 or 14% compared to the prior year due primarily to the impact of new acquisitions, the impact of foreign exchange rates and higher acquisition-related expenses. The amount of SG&A expenses in the six months ended September 30, 2011 attributable to new acquisitions and start-ups were $3,022. The increase in acquisition-related expenses compared to the prior year was $1,001 and was due primarily to the York Label Group acquisition completed subsequent to the end of the current quarter in October 2011. The six months ended September 30, 2010 include $1,658 in severance and accelerated stock compensation charges. SG&A expenses, as a percent of sales, decreased to 9% in the six months ending September 30, 2011 from 10% in the prior year.

	2011	2010	$ Change	% Change
Interest Expense	$4,286	$3,256	$1,030	32%
Other Expense (Income), net	$95	$(83)	$(178)	(214%)

Interest expense increased 32% compared to the same period of the prior year due to an adjustment to deferred financing fees in conjunction with the third amendment to the Credit Facility in the current quarter, an increase in debt borrowings to finance acquisitions and the impact of foreign exchange partially offset by higher interest expense in the prior year related to present value adjustments of various lease and other liabilities. We had $150,794 of debt at September 30, 2011 compared to $130,056 of debt at September 30, 2010.

Other expense increased due primarily to higher realized losses on foreign exchange in the six months ending September 30, 2011.

	2011	2010	$ Change	% Change
Income Tax Expense	$6,673	$4,388	$2,285	52%

Our effective tax rate increased from 32% in the six months ending September 30, 2010 to 33% in the six months ending September 30, 2011 due primarily to acquisition costs incurred in fiscal 2012 that are not deductible for tax purposes and higher income mix in domestic jurisdictions partially offset by the impact of a new tax structure related to our new foreign operations and certain discrete tax benefits recorded in the first quarter of fiscal 2012. The Company expects its annual effective tax rate, excluding the impact of the acquisition of York Label Group, to be approximately 31% in fiscal year 2012 due to discrete tax benefits expected to be recognized in the third and fourth quarters of fiscal 2012.

Liquidity and Capital Resources

Through the six months ended September 30, 2011, net cash provided by operating activities was $16,972 compared to $11,491 in the same period of the prior year. The increase in cash flow is primarily due to cash generated from earnings and the impact of acquisitions since September 30, 2010. The consolidated days sales outstanding (DSO) at September 30, 2011 is approximately 55 days.

Through the six months ended September 30, 2011, net cash used in investing activities was $21,576 compared to net cash used of $44,013 in the same period of the prior year. Investing activities includes cash used for the acquisition of CentroStampa in the second quarter of fiscal 2011 and the acquisitions of Collotype Chile, Collotype Argentina, La Cromografica and WDH in fiscal 2012. Capital expenditures in the six months ended September 30, 2011 were $8,960 and were partially offset by proceeds from the sale of plant and equipment of $2,688. The majority of these capital expenditures were made to purchase a building in South Africa and new presses. Cash used in investing activities in the prior year included capital expenditures of $7,484 partially offset by proceeds from the sale of plant and equipment of $293. The projected amount of capital expenditures for fiscal year 2012 is $20,310.

Through the six months ended September 30, 2011, net cash used in financing activities was $2,847 compared to $31,352 of cash provided by financing activities in the same period of the prior year. During the six months ended September 30, 2011, we had net debt additions of $15,773 compared to net debt additions of $34,572 in the prior year. Financing activities include net debt additions for the acquisition of CentroStampa in the second quarter of fiscal 2011 and for the acquisitions of Collotype Chile, Collotype Argentina, La Cromografica and WDH in fiscal 2012. The Company also incurred $8,351 of debt issuance costs related to the debt modification completed in the second quarter of fiscal 2012. The Company paid the contingent consideration liability related to the CentroStampa acquisition of $9,267 in July 2011.

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date of 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $ 315,000 term loan to be made available to the Company in a single drawing that must occur on or before November 30, 2011. Subsequent to the end of the quarter, the Company drew down on the additional term loan in conjunction with the York Label Group Acquisition (see Note 16). The amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY). Upon drawing down on the additional term loan the maximum leverage ratio permitted increased to 4.25 to 1.00 with scheduled step downs and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00. The interest rate margins range from 2.00% to 3.50%. The Credit Facility contains an election to increase the facility by up to an additional $100,000. At September 30, 2011, the aggregate principal amount of $500,000 under the Credit Facility is comprised of the following : (i) a $130,000 revolving credit facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving credit facility (Australian Sub-Facility); and (iii) a $330,000 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. Commencing on March 31, 2012 the term loan will amortize quarterly based on the following schedule: (i) March 31, 2012 through December 31, 2013 - amortization of $4,125, (ii) March 31, 2014 through December 31, 2015 - amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016 - amortization of $12,375, with the balance due at maturity.

The Company incurred $8,351 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. In conjunction with the modification to our debt in the third amendment, the Company recorded a charge to interest expense of $490 to write-off deferred financing fees. The Company recorded $306 and $486 for the three and six months ending September 30, 2011 in interest expense in the condensed consolidated statement of income to amortize deferred financing costs. The Company recorded $159 and $236 for the three and six months ending September 30, 2010 in interest expense in the condensed consolidated statement of income to amortize deferred financing costs.

The Credit Facility may be used for working capital, capital expenditures and other corporate purposes. Loans under the U.S. Revolving Credit Facility and Term Loan Facility bear interest either at: (i) the greater of (a) Bank of America’s prime rate in effect from time to time; and (b) the federal funds rate in effect from time to time plus 0.5%; or (ii) the applicable London interbank offered rate, plus the applicable margin for such loans which ranges from 2.00% to 3.50% based on the Company’s leverage ratio at the time of the borrowing. Loans under the Australian Sub-Facility bear interest at the BBSY Rate plus the applicable margin for such loans, which ranges from 2.00% to 3.50% based on the Company’s leverage ratio at the time of the borrowing.

Available borrowings under the Credit Facility at September 30, 2011 consisted of $315,000 under the U.S. Term Loan, $7,180 under the U.S. Revolving Credit Facility and $38,550 under the Australian Sub-Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at September 30, 2011, prior to the draw down on the additional term loan: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 3.25 to 1.00, stepping down to 3.00 to 1.00 if we do not draw down on our additional term loan and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of September 30, 2011.

We believe that we have both sufficient short and long-term liquidity and financing. We had a working capital position of $41,342 and $30,357 at September 30, 2011 and March 31, 2011, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes MCC’s contractual obligations as of September 30, 2011:

Aggregated Information about Contractual Obligations and Other Commitments for Continuing Operations:

September 30, 2011 (in thousands)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$141,419	$12,956	$5,013	$—	$—	$123,450	$—
Capital leases	9,375	3,148	2,858	1,954	1,036	379	—
Interest on long-term debt (1)	44,493	9,119	8,403	8,747	9,246	8,978	—
Rent due under operating leases	34,585	7,034	6,863	6,506	5,867	4,228	4,087
Unconditional purchase obligations	941	835	76	12	9	9	—
Pension and post retirement obligations	1,024	46	36	25	63	100	754
Deferred compensation	85	85	—	—	—	—	—
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	2,451	1,359	—	—	—	1,092	—

Total contractual obligations	$234,373	$34,582	$23,249	$17,244	$16,221	$138,236	$4,841

(1)	Interest on floating rate debt was estimated using projected forward LIBOR, EURIBOR and BBSY rates as of September 30, 2011.
(2)	The table excludes $4,302 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the fiscal year ended March 31, 2011.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

During the quarter ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, MCC’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings – The Company is subject to various legal claims and contingencies that arise out of the normal course of business, including claims related to commercial transactions, product liability, health and safety, taxes, environmental, employee-related matters and other matters. Litigation is subject to numerous uncertainties and the outcome of individual claims and contingencies is not predictable. It is possible that some legal matters for which reserves have not been established could result in an unfavorable outcome for the Company and any such unfavorable outcome could have a material adverse effect on our financial condition, results of operations and cash flows.

Item 1A.	Risk Factors – The Company had no material changes to the Risk Factors disclosed in the Company’s Form 10-K for the year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 5.	Other Information – None

Item 6.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1) XBRL Instance Document

101.SCH (1) XBRL Taxonomy Extension Schema Document

101.CAL (1) XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (1) XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1) XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 9, 2011

By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial
and Accounting Officer, Secretary