Form 10-Q
period 2011-12-31
MULTI COLOR Corp
filed 2012-02-09
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Common shares, no par value – 16,170,703 (as of January 31, 2012)

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions; the ability to consummate and successfully integrate acquisitions; ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; ability to manage foreign operations; currency exchange rate fluctuations; the success and financial condition of the Company’s significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; the Company’s ability to maintain an effective system of internal control; availability, terms and development of capital and credit; cost and price changes; raw material cost pressures; availability of raw materials; ability to pass raw material cost increases to its customers; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations, legal proceedings and developments; risk associated with significant leverage; increases in general interest rate levels affecting the Company’s interest costs; ability to manage global political uncertainty; and terrorism and political unrest. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the factors described in this paragraph, Part II, Item 1A of this Form 10-Q contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Net revenues	$146,400	$83,379	$349,661	$248,149
Cost of revenues	122,872	67,198	282,871	198,577

Gross profit	23,528	16,181	66,790	49,572
Selling, general and administrative expense	16,394	7,885	34,986	24,218

Operating income	7,134	8,296	31,804	25,354
Interest expense	5,392	2,015	9,678	5,271
Other expense (income), net	(39)	(139)	56	(222)

Income before income taxes	1,781	6,420	22,070	20,305
Income tax expense	223	1,634	6,896	6,022

Net income	1,558	4,786	15,174	14,283
Loss attributable to non-controlling interests	—	—	32	—

Net income attributable to Multi-Color Corporation	$1,558	$4,786	$15,206	$14,283

Basic earnings per common share	$0.10	$0.36	$1.07	$1.11
Diluted earnings per common share	$0.10	$0.36	$1.05	$1.10
Dividends per common share	$0.05	$0.05	$0.15	$0.15

Weighted average shares and equivalents outstanding:
Basic	15,960	13,267	14,191	12,914
Diluted	16,225	13,430	14,439	13,037

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,915	$15,152
Accounts receivable, net of allowance of $695 and $584 at December 31, 2011 and March 31, 2011, respectively	85,533	54,564
Inventories, net	43,596	26,275
Deferred tax asset	5,843	3,598
Prepaid expenses and other current assets	8,868	2,838
Other receivables	5,047	201

Total current assets	157,802	102,628
Assets held for sale	7	500
Property, plant and equipment, net	178,589	108,173
Goodwill	331,429	158,553
Intangible assets, net	115,290	38,020
Deferred financing fees and other non-current assets	8,403	1,549
Deferred tax asset	4,871	2,406

Total assets	$796,391	$411,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,942	$12,304
Accounts payable	47,016	31,717
Accrued expenses and other liabilities	52,009	28,250
Total current liabilities	123,967	72,271
Long-term debt	384,940	115,027
Deferred tax liability	30,401	21,408
Other liabilities	14,471	11,297

Total liabilities	553,779	220,003
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 16,095 and 13,325 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively	954	677
Paid-in capital	122,441	73,374
Treasury stock, 70 and 69 shares at cost at December 31, 2011 and March 31, 2011, respectively	(655)	(647)
Restricted stock	(444)	(400)
Retained earnings	116,348	103,278
Accumulated other comprehensive income	3,968	15,544

Total stockholders’ equity	242,612	191,826

Total liabilities and stockholders’ equity	$796,391	$411,829

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Multi-Color Corporation	$15,206	$14,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,880	9,539
Amortization	4,172	2,330
Gain on facility closure	—	(258)
Net gain on disposal of property, plant and equipment	(59)	(77)
Loss on write-off of deferred financing fees	490	—
Increase in deferred compensation	—	14
Stock based compensation expense	794	2,108
Excess tax (benefit)/deficiency from stock based compensation	(184)	280
Deferred taxes, net	4,861	1,584
Net (increase) decrease in accounts receivable	6,572	2,126
Net (increase) decrease in inventories	2,506	1,084
Net (increase) decrease in prepaid expenses and other	475	985
Net increase (decrease) in accounts payable	(10,086)	(2,640)
Net increase (decrease) in accrued expenses and other liabilities	(3,234)	(6,960)

Cash provided by operating activities	36,393	24,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,885)	(10,382)
Investment in acquisitions, net of cash acquired	(275,872)	(43,092)
Net payment of escrow on acquisition of business	—	(88)
Proceeds from sale of property, plant and equipment	3,187	809
Other	(32)	(25)

Cash used in investing activities	(287,602)	(52,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	124,221	98,428
Payments under revolving line of credit	(169,517)	(56,184)
Borrowings of long-term debt	315,000	—
Repayment of long-term debt	(5,000)	(7,500)
Payment of CentroStampa contingent consideration	(9,267)	—
Proceeds from issuance of common stock	797	317
Excess tax (benefit)/deficiency from stock based compensation	184	(280)
Capitalized loan fees	(8,486)	(1,532)
Dividends paid	(2,136)	(1,945)

Cash provided by financing activities	245,796	31,304

Effect of foreign exchange rate changes on cash	(824)	1,270

Net increase/(decrease) in cash	(6,237)	4,194
Cash and cash equivalents, beginning of period	15,152	8,149

Cash and cash equivalents, end of period	$8,915	$12,343

See accompanying Notes to Condensed Consolidated Financial Statements.

See Note 15 for supplemental cash flow disclosures

MULTI-COLOR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except share and per share data)

1. Description of Business and Significant Accounting Policies

The Company:

Multi-Color Corporation (Multi-Color, MCC, We, Us, Our or the Company), headquartered in Cincinnati, Ohio, is a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home and personal care, wine & spirit, food and beverage, healthcare and specialty consumer products. MCC serves international brand owners in North, Central and South America, Europe, Australia, New Zealand, South Africa and China with a comprehensive range of the latest label technologies in Pressure Sensitive, Glue-Applied (Cut and Stack), In-Mold, Shrink Sleeve and Heat Transfer.

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

The Company manages interest costs using a mixture of fixed rate and variable rate debt. Additionally, the Company enters into interest rate Swaps (Swaps) whereby it agrees to exchange with a counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

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

The Company has five interest rate Swaps, four non-amortizing Swaps with a total notional amount of $165,000 and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income.

The Company has entered into multiple forward contracts to fix the U.S. dollar value of presses and other equipment. The forward contracts were designated as fair value hedges. The Company adjusts the carrying value of the derivative to the estimated fair value and records the adjustment in earnings.

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

Stock Based Compensation:

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended December 31, 2011 and 2010 was $268 and

$239, respectively. The Company’s stock based compensation expense for the nine months ended December 31, 2011 and 2010 was $794 and $2,108, respectively. The nine months ended December 31, 2010 includes $1,154 for accelerated vesting of restricted stock and stock options for certain former employees.

Subsequent Events:

The Company evaluated subsequent events through February 9, 2012, the date the financial statements were issued, and noted no material subsequent events had occurred other than the closure of the Kansas City facility (see Note 16).

New Accounting Pronouncements:

In December 2011, the Financial Accounting Standards Board (FASB) issued revised accounting guidance to enhance current disclosures around financial instruments and transactions eligible for offset in the financial statements and transactions subject to an agreement similar to a master netting agreement. The amendment will help facilitate a comparison between entities that prepare their financial statements on the basis of U.S. GAAP and those that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, which for the Company is the fiscal year beginning April 1, 2013. This guidance is not expected to have a material impact on the Company.

In August 2011, the FASB issued revised accounting guidance to simplify how an entity tests goodwill for impairment. The amendment allows companies to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011, which for the Company is the fiscal year beginning April 1, 2012, with early adoption permitted. This guidance is not expected to have a material impact on the Company.

In June 2011, the FASB issued revised accounting guidance to modify the presentation requirements for comprehensive income. The amendment gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011, which for the Company is the fiscal year beginning April 1, 2012. This guidance is not expected to have a material impact on the Company.

In May 2011, the FASB issued revised accounting guidance to develop common requirements for measuring fair value and for disclosing information about fair value measurements under U.S. GAAP and IFRS. The amendment does not require additional fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, which for the Company is the fiscal quarter beginning January 1, 2012. This guidance is not expected to have a material impact on the Company.

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

2. Earnings Per Common Share

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 170 and 333 options to purchase shares in the three months ended December 31, 2011 and 2010, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 223 and 576 options to purchase shares in the nine months ended December 31, 2011 and 2010, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations (shares in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2011		2010		2011		2010
		Per Share		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic EPS	15,960	$0.10	13,267	$0.36	14,191	$1.07	12,914	$1.11
Effect of dilutive stock options	265	—	163	—	248	(0.02)	123	(0.01)

Diluted EPS	16,225	$0.10	13,430	$0.36	14,439	$1.05	13,037	$1.10

3. Inventories

Inventories are comprised of the following:

	December 31, 2011	March 31, 2011
Finished goods	$20,181	$12,045
Work-in-process	6,252	5,102
Raw materials	19,213	9,675

Total gross inventory	45,646	26,822
Inventory reserves	(2,050)	(547)

Total	$43,596	$26,275

4. Debt

The components of the Company’s debt consisted of the following:

	December 31, 2011	March 31, 2011
U.S. Revolving Credit Facility, 4.22% and 2.25% weighted variable interest rate at December 31, 2011 and March 31, 2011, respectively, due in 2016	$63,100	$54,800
Australian Sub-Facility, 7.16% variable interest rate at March 31, 2011	—	8,482
Term Loan Facility, 4.08% and 2.06% variable interest rate at December 31, 2011 and March 31, 2011, respectively, due in quarterly installments from 2008 to 2016	330,000	20,000
Euro Sub-Facility, 2.92% variable interest rate at March 31, 2011	—	39,688
Capital leases	13,461	3,883
Other subsidiary debt	3,321	478

Total debt	409,882	127,331
Less current portion of debt	(24,942)	(12,304)

Total long-term debt	$384,940	$115,027

The following is a schedule of future annual principal payments as of December 31, 2011:

	Debt	Capital Leases	Total
January 2012—December 2012	$18,417	$6,525	$24,942
January 2013—December 2013	17,320	4,232	21,552
January 2014—December 2014	33,584	2,127	35,711
January 2015—December 2015	33,000	431	33,431
January 2016—December 2016	294,100	146	294,246

Total	$396,421	$13,461	$409,882

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date of 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $315,000 term loan to be made available to the Company in a single drawing. The amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY). In October 2011, the Company drew down on the additional term loan in conjunction with the York Label Group acquisition (see Note 9). Upon drawing down on the additional term loan, the maximum leverage ratio permitted increased to 4.25 to 1.00 with scheduled step downs and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00. The interest rate margins range from 2.00% to 3.50%. The Credit Facility contains an election to increase the facility by up to an additional $100,000. At December 31, 2011, the aggregate principal amount of $500,000 under the Credit Facility is comprised of the following: (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $330,000 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. Commencing on March 31, 2012, the term loan will amortize quarterly based on the following schedule: (i) March 31, 2012 through December 31, 2013 - amortization of $4,125, (ii) March 31, 2014 through December 31, 2015 - amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016 - amortization of $12,375, with the balance due at maturity. In September 2011, the Company entered into the fourth amendment to the Credit Facility. The amendment excluded certain subsidiaries of the York Label Group that was acquired in October 2011 from the requirements to become guarantors under the Credit Facility.

The Company incurred $8,486 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. In conjunction with the modification to our debt in the third amendment to the Credit Facility, the Company recorded a charge to interest expense of $490 to write-off certain deferred financing fees. The Company recorded $495 and $981 in interest expense for the three and nine months ending December 31, 2011 in the condensed consolidated statement of income to amortize deferred financing costs. The Company recorded $160 and $396 in interest expense for the three and nine months ending December 31, 2010 in interest expense in the condensed consolidated statement of income to amortize deferred financing costs.

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

Available borrowings under the Credit Facility at December 31, 2011 consisted of $66,900 under the U.S. Revolving Credit Facility and $40,000 under the Australian Sub-Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at December 31, 2011: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.25 to 1.00, stepping down to 3.00 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of December 31, 2011.

Capital Leases

With many of the recent acquisitions, the Company assumed several capital leases related to machinery and equipment.

The present value of the net minimum payments on the capitalized leases as of December 31, 2011 is as follows:

December 31, 2011
Total minimum lease payments	$14,007
Less amount representing interest	(546)

Present value of net minimum lease payments	13,461
Current portion	(6,525)

Capitalized lease obligations, less current portion	$6,936

5. Major Customers

During the three months ended December 31, 2011 and 2010, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 14% of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

During the nine months ended December 31, 2011 and 2010, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 14% and 16%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

In addition, accounts receivable balances from the Procter & Gamble Company approximated 3% and 1% of the Company’s total accounts receivable balance at December 31, 2011 and March 31, 2011, respectively. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At December 31, 2011, the Company is no longer subject to U.S. federal examinations by tax authorities prior to the 2008 tax year. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal year 2006. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal year 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of December 31, 2011 and March 31, 2011, the Company had liabilities of $4,131 and $3,986 respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. The gross amount of interest and penalties associated with the liability at December 31, 2011 and March 31, 2011, respectively, was $1,685 and $1,883. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheet for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. In December 2011, the Company released a reserve for $571, including interest and penalties related to uncertain tax positions whose statute of limitations have expired. The Company believes it is reasonably possible that approximately $609 of unrecognized tax benefits as of December 31, 2011 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain state income tax matters, and the liability for these unrecognized tax benefits is classified in accrued expenses and other liabilities on the condensed consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $4,131.

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

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 2.00% to 3.50% based on the Company’s leverage ratio. The fixed interest rates at December 31, 2011 were 6.95% and 6.54% on the non-amortizing and amortizing Swaps, respectively. The notional balance of the amortizing Swap was $10,000 and $16,000 at December 31, 2011 and March 31, 2011, respectively.

In October 2011, in connection with the draw down of the $315,000 term loan for the acquisition of the York Label Group, the Company entered into three forward starting non-amortizing Swaps for a total notional amount of $125,000 to convert variable rate debt for fixed rate debt. The Swaps are effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Facility.

The Swaps were designated as highly effective cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in accumulated other comprehensive income and measured on an ongoing basis. At December 31, 2011 and March 31, 2011, the fair value of the Swaps was a net liability of $2,275 and $2,418, respectively, and was included in other liabilities on the condensed consolidated balance sheet. In October 2011, the Company purchased an interest rate cap to cap LIBOR at 2% for a total notional value of $125,000 for $25 which is included in the current period earnings.

Foreign currency exchange risk arises from our international operations in Australia, Europe, South America, Canada, China and South Africa as well as from transactions with customers or suppliers denominated in foreign currencies. The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. At times, the Company uses forward currency contracts to manage the impact of fluctuations in currency exchange rates.

In June 2010, the Company entered into two foreign currency contracts to fix the U.S. dollar value of a press to be purchased in Euros in two installments due September 2010 and September 2011. The press was delivered in September 2010 to the Batavia, Ohio plant and the first forward contract was settled. The second forward contract was settled in September 2011. The forward contracts were designated as fair value hedges and changes in the fair value of the contracts were recorded in earnings.

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

At December 31, 2011, the Company had entered into multiple foreign currency forward contracts to fix the US dollar value of presses and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in earnings. The net fair value of the contracts is a loss of $159 as of December 31, 2011.

8. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31, 2011	March 31, 2011
Deferred payment (1)	$23,977	$10,805
Accrued payroll and benefits	14,355	7,973
Accrual for legal settlement	—	2,800
Unrecognized tax benefits (including interest and penalties)	1,002	1,390
Accrued income taxes	2,222	1,306
Professional fees	582	537
Accrued taxes other than income taxes	1,205	349
Deferred lease incentive	501	360
Accrued interest	213	143
Accrued severance	2,145	403
Escrow	357	—
Other	5,450	2,184

Total Accrued Expenses and Other Liabilities	$52,009	$28,250

(1)	The balance at December 31, 2011 consists of contingent consideration of $2,668 related to the Warszawski Dom Handlowy (WDH) acquisition which is scheduled to be paid in the fourth quarter of fiscal 2012 and a deferred payment of $21,309 related to the York Label Group acquisition to be paid in April 2012. The balance at March 31, 2011 consisted of a contingent payment made in July 2011 related to the Guidotti CentroStampa acquisition.

9. Acquisitions

Adhesion Holdings, Inc (York Label Group)

On October 3, 2011, the Company acquired 100% of York Label Group (York), including 100% of their joint venture in Santiago, Chile. Headquartered in Omaha, Nebraska, York Label Group is a leader in the home & personal care, food & beverage and wine & spirit label markets with manufacturing facilities in the U.S., Canada and Chile. The acquisition is expected to strengthen Multi-Color’s presence in its core markets through the combination of the Company’s existing customer relationships with York’s customer base.

The Company plans to leverage York’s strength in pressure sensitive label technologies to expand into new market segments. In addition, Multi-Color can offer all label technologies including IML, heat transfer and shrink sleeve to York’s customers. The combined entities of Multi-Color and York anticipate opportunities to leverage raw material purchases and streamline suppliers. The results of York Label Group’s operations have been included in the Company’s condensed consolidated financial statements beginning October 3, 2011.

The purchase price for York Label Group consisted of the following:

Cash from proceeds of borrowings	$261,211
MCC common stock (2,663,684 share issued)	46,684
Deferred payment	21,309

329,204
Net debt assumed	9,870

$339,074

The Company issued 2,663,684 shares of its common stock to York Label Group with a restriction on sale or transfer within two years of the closing date. All shares are restricted from sale until the one-year anniversary of the closing date of the transaction and 50% of the shares are restricted from sale from the one year anniversary date to the two year anniversary date of the closing of the transaction. The value of this stock was based on the estimated fair value determined using the average share price ($21.91 per share) of common shares on October 3, 2011, the day of the closing of the transaction. The stock value was then reduced by 20% to reflect the estimated fair value of the discount for the one to two year sale restriction as determined by an independent valuation.

The cash portion of the purchase price was funded through borrowings under the amended Credit Facility (see Note 4 for details of the Credit Facility). Assumed net debt included $10,479 of bank debt and capital leases, less $609 of cash acquired. Of the purchase price, $21,309 was deferred and will be paid on April 1, 2012. This payment does not have any contingencies associated with it. At December 31, 2011, $6,647 was held in an escrow account, for customary indemnification obligations, for up to two years. The Company spent a total of $1,346 in acquisition expenses related to the acquisition of York Label Group.

Warszawski Dom Handlowy Summary

On July 1, 2011, the Company acquired 100% of the shares of WDH, a consumer products and spirit label company located in Warsaw, Poland. WDH supplies a number of large consumer products to international brand owners in home and personal care markets, consistent with MCC’s large customers in the U.S. The results of WDH’s operations have been included in the Company’s condensed consolidated financial statements beginning July 1, 2011.

The purchase price for WDH consisted of the following:

Cash from proceeds of borrowings	$3,953
Amount held in escrow	450
Deferred payment	438
Contingent consideration	2,919

7,760
Net debt assumed	4,019

$11,779

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 4 for details of the Credit Facility). Assumed net debt included $4,023 of capital leases and other debt, less $4 of cash acquired. The amount held in escrow is deferred for three years after the closing date. The Company spent a total of $113 in acquisition expenses related to the acquisition of WDH.

The acquisition agreement provides for a contingent payment to be made to the selling shareholders if certain financial targets are reached. The financial targets were reached in calendar year 2011 and the contingent payment will be made in the fourth quarter of fiscal year 2012. The contingent payment is classified as a current liability in the condensed consolidated balance sheet as of December 31, 2011.

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

An additional 10% is held in escrow for up to five years to fund certain potential indemnification obligations of the selling shareholders. The Company had $5,456 and $7,322 at December 31, 2011 and March 31, 2011, respectively, in this escrow account. The escrow will be released from the first to the fifth anniversary of the date of closing in the amount of 2% of the purchase price per year in accordance with the provisions of the escrow agreement.

Purchase Price Allocation and Other Items

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for York Label Group will be finalized prior to the end of the second quarter of fiscal 2013 once independent fair value appraisals of assets and liabilities and valuation of tax liabilities are finalized. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for WDH and La Cromografica will be finalized prior to the end of fiscal year 2012 once fair value appraisals of assets and valuation of tax liabilities are finalized. We do not anticipate any substantial changes to the preliminary purchase price or related allocation. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for CentroStampa and Monroe Etiquette was finalized during the fourth quarter of fiscal year 2011 after fair value appraisals of assets and valuation of tax liabilities were finalized. There were no material changes to the preliminary purchase price or related allocation.

Based on fair value estimates, the final purchase price for CentroStampa and Monroe Etiquette and the preliminary purchase price for La Cromografica, WDH and York Label Group has been allocated to individual assets acquired and liabilities assumed as follows:

	CentroStampa	Monroe Etiquette	La Cromografica	WDH	York Label
Assets Acquired:
Cash, less debt assumed	$1,741	$—	$—	$—	$—
Accounts receivable	15,110	2,153	4,534	2,673	32,570
Inventories	6,024	313	1,254	911	18,753
Property, plant and equipment	16,327	3,072	5,638	3,486	64,792
Intangible assets	16,383	4,159	1,280	2,400	79,800
Goodwill	23,405	3,742	3,488	6,801	168,341
Other assets	1,218	104	30	628	11,868

Total assets acquired	$80,208	$13,543	$16,224	$16,899	$376,124

Liabilities Assumed:
Accounts payable	7,020	302	2,320	3,825	20,988
Accrued income taxes payable	365	173	—	—	76
Accrued expenses and other liabilities	6,037	883	1,287	952	11,447
Net debt assumed	—	506	1,628	4,019	9,870
Deferred tax liabilities	8,587	1,783	1,109	343	4,539

Total liabilities assumed	22,009	3,647	6,344	9,139	46,920

Net assets acquired	$58,199	$9,896	$9,880	$7,760	$329,204

The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	CentroStampa		Monroe Etiquette		La Cromografica		WDH		York Label Group
	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$13,697	18 years	$4,084	20 years	$1,138	16 years	$2,400	17 years	$79,800	18 years
Trademarks	440	1.5 years	75	1.25 years	142	2 years	—	—	—	—
Licensing intangible	2,246	5 years	—	—	—	—	—	—	—	—

Total identifiable intangible assets	$16,383		$4,159		$1,280		$2,400		$79,800

Identifiable intangible assets are amortized over their estimated useful lives based on a number of assumptions including the estimated period of economic benefit and utilization. The Company expects amortization expense related to the fiscal 2012 acquisitions to be approximately $4,400 annually for the next five years.

None of the goodwill arising from the CentroStampa, Monroe Etiquette, La Cromografica or WDH acquisitions is deductible for income tax purposes. Approximately $28,000 of the goodwill arising from the York Label Group acquisition is deductible for income tax purposes. Below is a roll forward of the acquisition goodwill from acquisition date to December 31, 2011:

	CentroStampa	Monroe Etiquette	La Cromografica	WDH	York Label Group
Balance at acquisition date	$23,405	$3,742	$3,488	$6,801	$168,341
Foreign exchange impact	1,391	(180)	(329)	(1,245)	148

Balance at December 31, 2011	$24,796	$3,562	$3,159	$5,556	$168,489

The goodwill for CentroStampa and La Cromografica is attributable to the workforce of the acquired business, and the access to two significant markets, the olive oil label market and the Italian wine label market. Italy represents approximately 20% of the world’s wine production and is also a leading producer of olive oils. The goodwill for Monroe Etiquette is attributable to access to the French wine label market and the workforce of the acquired business. The goodwill for WDH is attributable to access to the Eastern European pressure sensitive label market and the workforce of the acquired business. The goodwill for York Label Group is attributable to strengthening MCC’s presence in home & personal care, food & beverage and wine & spirit label markets in North America and Chile and the workforce of the acquired business.

The accounts receivable acquired as part of the CentroStampa acquisition had a fair value of $15,110 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $15,197 and the estimated contractual cash flows that are not expected to be collected are $87. The accounts receivable acquired as part of the Monroe Etiquette acquisition had a fair value of $2,153 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $2,176 and the estimated contractual cash flows that are not expected to be collected are $23. The accounts receivable acquired as part of the La Cromografica acquisition had a fair value of $4,534 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $4,620 and the estimated contractual cash flows that are not expected to be collected are $86. The accounts receivable acquired as part of the WDH acquisition had a fair value of $2,673 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $3,132 and the estimated contractual cash flows that are not expected to be collected are $459. The accounts receivable acquired as part of the York Label Group acquisition had a fair value of $32,570 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $34,660 and the estimated contractual cash flows that are not expected to be collected are $2,090.

The net revenues and net income for CentroStampa, Monroe Etiquette, La Cromografica, WDH and York Label Group are included in the condensed consolidated statement of income for the period ended December 31, 2011. The combined net revenues and net income for the three months ended December 31, 2011 for these acquired entities were $73,323 and $541, respectively. The combined net revenues and net income for the nine months ended December 31, 2011 for these acquired entities were $117,422 and $3,342, respectively.

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three months and nine months ended December 31, 2011 and 2010 as if CentroStampa, Monroe Etiquette, La Cromografica, WDH and York Label Group had been acquired as of the beginning of fiscal year 2011. The pro forma results include certain purchase accounting adjustments, such as capital lease adjustments, the estimated changes in depreciation, intangible asset amortization, inventory step-up and interest expense. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated or that may result in the future.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net revenues	$146,400	$146,731	$475,100	$462,256
Net income attributable to Multi-Color	$1,558	$5,356	$5,391	$16,990
Diluted earnings per share	$0.10	0.33	$0.33	$1.08

Pro forma information was prepared for the financial results of WDH and York Label Group for the nine months ended December 31, 2011 as if the acquisitions of WDH and York Label Group had occurred at the beginning of the year. Below is a table detailing a reconciliation of actual net revenues and net income to the pro forma net revenues and net income:

	Nine Months Ended December 31, 2011
	Net Revenues	Net Income
Multi-Color Corporation actual results	$349,661	$15,206
WDH local results for the nine months ending December 31, 2011	3,611	104
York Label Group local results for the nine months ending December 31, 2011	121,828	(15,901)
Pro forma adjustments	—	5,982

Pro forma results	$475,100	$5,391

Pro forma information was prepared for the financial results of CentroStampa, Monroe Etiquette, La Cromografica, WDH and York Label Group for the three months and nine months ended December 31, 2010 as if these acquisitions had occurred at the beginning of the period. Below is a table detailing a reconciliation of actual net revenues and net income to the pro forma net revenues and net income:

	Three Months Ended Dec 31, 2010		Nine Months Ended Dec 31, 2010
	Net Revenues	Net Income	Net Revenues	Net Income
Multi-Color Corporation actual results	$83,379	$4,786	$248,149	$14,283
Acquired company results for the three and nine months ending December 31, 2010	63,352	1,782	214,107	4,848
Pro forma adjustments	—	(1,212)	—	(2,141)

Pro forma results	$146,731	$5,356	$462,256	$16,990

Below is a table detailing the pro forma adjustments:

	Consolidated Pro Forma Adjustments
	Nine Months Ended December 31, 2011	Three Months Ended December 31, 2010	Nine Months Ended December 31, 2010
Present value of deferred payments for CentroStampa and Monroe Etiquette	$—	$(86)	$(86)
Acquired intangibles amortization	1,570	(1,170)	(4,025)
Amortization of debt issuance costs relating to the amendment of the credit facility	507	—	(101)
Interest expense for debt related to acquisitions	—	(651)	(1,954)
Depreciation expense related to capital leases	(158)	(137)	(652)
Lease expense related to capital leases	(317)	(316)	(1,599)
Interest expense related to capital leases	(54)	(56)	(208)
York depreciation expense adjustment	1,502	2,876	7,851
York interest expense adjustment	4,691	1,065	3,029
York finished goods adjustment	1,530	—	(1,530)
York acquisition expense adjustment	1,347	—	—
Income taxes	(4,541)	(2,704)	(2,758)
Other adjustments	(95)	(33)	(108)

Total pro forma adjustments	$5,982	$(1,212)	$(2,141)

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

Below is a roll forward of the non-controlling interest:

Non-controlling interests at acquisition date	$939
Loss attributable to non-controlling interests	(32)
Foreign exchange	(65)
Buy-out of non-controlling interests	(842)

Non-controlling interests at December 31, 2011	$—

The Company had $790 and $783 in an escrow account at December 31, 2011 and March 31, 2011 respectively, related to the acquisition of Collotype Labels, pending resolution of various contingencies primarily related to income taxes for pre-acquisition activities of Collotype. Any change in escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price.

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

Derivative Financial Instruments

The Company has five interest rate Swaps, four non-amortizing Swaps with a total notional amount of $165,000 and a $40,000 amortizing swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income.

The Company has entered into multiple foreign currency forward contracts to fix the U.S. dollar value of presses and other equipment (see Note 7). The Company adjusts the carrying value of the derivative to the estimated fair value and records the adjustment in earnings.

At December 31, 2011, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(2,275)	—	$(2,275)	—
Foreign currency forward contracts	$(159)	—	$(159)	—

At March 31, 2011, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(2,418)	—	$(2,418)	—
Foreign currency forward contract	$113	—	$113	—

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

11. Comprehensive Income

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net income attributable to MCC	$1,558	$4,786	$15,206	$14,283
Unrealized foreign currency translation gain (loss)	4,987	6,768	(11,664)	16,230
Unrealized gain (loss) on interest rate swaps, net of tax	(210)	501	88	131

Total Comprehensive Income	$6,335	$12,055	$3,630	$30,644

12. Goodwill and Intangible Assets

Goodwill consisted of the following:

Balance at March 31, 2011	$158,553
Acquisition of La Cromografica	3,488
Acquisition of WDH	6,801
Acquisition of York Label Group	168,341
Other acquisitions	938
Currency translation	(6,692)

Balance at December 31, 2011	$331,429

Intangible assets consisted of the following:

	Balance at cost at March 31, 2011	Fiscal 2012 Acquisitions	Foreign Exchange	Intangibles at Cost	Accumulated Amortization	Net Intangibles at December 31, 2011
Customer relationships	$42,064	$83,338	$(1,841)	$123,561	$(10,769)	$112,792
Technology	1,620	—	(24)	1,596	(842)	754
Trademarks	573	142	(12)	703	(622)	81
Licensing intangible	2,582	—	(161)	2,421	(758)	1,663

	$46,839	$83,480	$(2,038)	$128,281	$(12,991)	$115,290

The amortization expense of intangible assets for the nine months ended December 31, 2011 and 2010 was $4,172 and $2,330, respectively. The amortization expense for the three months ended December 31, 2011 and 2010 was $2,011 and $988, respectively.

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

15. Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Nine months ended December 31, 2011	Nine months ended December 31, 2010
Supplemental Disclosures of Cash Flow Information:
Interest paid	$7,943	$4,405
Income taxes paid	3,492	7,049
Supplemental Disclosures of Non-Cash Activities:
Change in interest rate swap fair value	143	(57)
Common stock issued to buy-out noncontrolling interest	(842)	—
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	414,135	92,114
Liabilities assumed	(66,412)	(30,915)
Common stock issued	(46,684)	(7,928)
Liabilities for deferred payments	(24,228)	(10,179)
Non-controlling interest	(939)	—
Cash acquired	1,394	6,896

Net cash paid	$277,266	$49,988

16. Subsequent Events

In January 2012, the Company announced plans to consolidate its manufacturing facility located in Kansas City, Missouri into its other existing facilities. The transition will begin immediately with final plant closure within the next several months.

In connection with the closure of the Kansas City facility, the Company expects to record a charge in the range of $1,000 to $2,000 in the fourth quarter of fiscal 2012 for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Amounts in Thousands, Except Share and Per Share Data)

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. Refer to “Forward-Looking Statements” following the index in this Form 10-Q. Multi-Color Corporation’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, including in Item 1A. Risk Factors. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

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

The accounts receivable balances in Australia, South Africa, Europe, Canada, China and South America are subject to foreign exchange rate fluctuations which can cause the balance to change significantly with an offset to other comprehensive earnings.

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

Executive Overview

We are a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home and personal care, wine & spirit, food and beverage, healthcare and specialty consumer products. MCC serves national and international brand owners in North, Central and South America, Europe, Australia, New Zealand, South Africa and China with a comprehensive range of the latest label technologies in Pressure Sensitive, Cut and Stack, In-Mold, Shrink Sleeve and Heat Transfer.

On October 3, 2011, the Company acquired 100% of York Label Group, including 100% of their joint venture in Santiago, Chile, for $329,204 plus net debt assumed of $9,870. The purchase price includes a deferred payment to be paid on April 1, 2012. Headquartered in Omaha, Nebraska, York Label Group is a leader in the home & personal care, food & beverage and wine & spirit label markets with manufacturing facilities in the U.S., Canada and Chile. The acquisition is expected to strengthen Multi-Color’s presence in its core markets through the combination of the Company’s existing customer relationships with York Label Group’s customer base.

The Company plans to leverage York’s strength in pressure sensitive label technologies to expand into new market segments. In addition, Multi-Color can offer all label technologies including IML, heat transfer and shrink sleeve to York’s customers. The combined entities of Multi-Color and York Label Group anticipate opportunities to leverage raw material purchases and streamline suppliers.

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date of 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $ 315,000 term loan to be made available to the Company in a single drawing. The amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY). In October 2011, the Company drew down on the additional term loan in conjunction with the York Label Group acquisition (see Note 9). Upon drawing down on the additional term loan the maximum leverage ratio permitted increased to 4.25 to 1.00 with scheduled step downs and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00. The interest rate margins range from 2.00% to 3.50%. The Credit Facility contains an election to increase the facility by up to an additional $100,000. The Company incurred $8,486 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. In September 2011, the Company entered into the fourth amendment to the Credit Facility. The amendment excludes certain subsidiaries of the York Label Group that was acquired in October 2011 from the requirements to become guarantors under the Credit Facility.

On July 1, 2011, the Company acquired 100% of the shares of WDH, a consumer products and spirit label company located in Warsaw, Poland, for $7,760 plus net debt assumed of $4,019. The purchase price includes a contingent payment to be made to the selling shareholders if certain financial targets are reached. The financial targets were reached in calendar year 2011 and the contingent payment will be made in the fourth quarter of fiscal 2012. WDH supplies a number of large consumer products international brand owners in home and personal care markets, consistent with MCC’s largest customers in the U.S.

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

On October 1, 2010, MCC acquired 100% of the shares of Monroe Etiquette for $9,896, plus net debt assumed (the Purchase Price). The selling shareholder received approximately 89% of the proceeds in the form of cash on October 1, 2010. The remaining 11% of the Purchase Price will be paid in cash, but is deferred for five years after the closing date. The selling shareholders have agreed to indemnify MCC with respect to the acquisition, including certain losses arising out of a breach of their warranties or covenants under the agreement.

On June 28, 2010, the Company entered into a stock purchase agreement to acquire Guidotti CentroStampa S.p.A. (CentroStampa). On July 1, 2010, pursuant to the stock purchase agreement, the Company acquired 100% of the shares of CentroStampa for $48,932 less net debt assumed. The selling shareholders received approximately 80% of the proceeds in the form of cash and 20% in the form of 934,567 shares of MCC common stock. This stock represented approximately 8% of MCC’s shares outstanding immediately prior to consummation of the acquisition. At the date of acquisition 5% of the purchase price was subject to achieving certain financial targets. On December 31, 2010, these financial targets subject to certain quantitative measures required to realize the contingent payment were satisfied in full and the entire liability was paid in July 2011.

Results of Operations

Three Months Ended December 31, 2011 compared to the Three Months Ended December 31, 2010:

	2011	2010	$ Change	% Change
Net Revenues	$146,400	$83,379	$63,021	76%

Net Revenues increased 76% to $146,400 from $83,379 compared to the three months ended December 31, 2010. Net revenues increased 69% or $57,721 in the three months ended December 31, 2011 due to acquisitions and start-ups that occurred after December 31, 2010. Of this acquisition-related revenue increase, $52,849 is attributable to the acquisition of the York Label Group. In addition, net revenues increased due to a 5% increase in sales volumes, primarily in North America and a 2% favorable impact of pricing and sales mix.

	2011	% of Revenues	2010	% of Revenues	$ Change	% Change
Cost of Revenues	$122,872	84%	$67,198	81%	$55,674	83%
Gross Profit	$23,528	16%	$16,181	19%	$7,347	45%

Cost of revenues increased 83% or $55,674 compared to the prior year quarter due primarily to acquisitions that occurred after December 31, 2010. The impact of the York Label Group acquisition on the cost of revenues increase was $47,127 or 70%. Included in the impact of the York Label Group increase is a charge of $1,530 for an adjustment related to the step-up of finished goods and work-in-process inventory in the purchase price accounting.

Gross profit increased 45% or $7,347 due primarily to acquisitions and start-ups that occurred after December 31, 2010. Acquisitions and start-ups contributed 36% to the gross profit increase, primarily related to the York Label Group acquisition. The remaining 9% increase was due to higher sales volumes and favorable sales mix impacts in the current quarter. Gross margins decreased from 19% to 16% of sales revenues compared to the prior year quarter due primarily to lower revenues and operational inefficiencies in the new Chilean operations acquired with the York Label Group and the impact of the adjustment related to the step-up of finished goods and work-in-process inventory in the purchase price accounting.

	2011	% of Revenues	2010	% of Revenues	$ Change	% Change
Selling, General & Administrative Expenses	$16,394	11%	$7,885	10%	$8,509	108%

Selling, general and administrative (SG&A) expenses increased $8,509 compared to the prior year quarter due primarily to the impact of new acquisitions and integration expenses related to the acquisition of York Label Group. The amount of SG&A expenses in the three months ended December 31, 2011 attributable to acquisitions and start-ups occurring after December 31, 2010 were $4,570. The Company incurred $3,679 of integration-related expenses related to the acquisition of the York Label Group. The integration expense consisted primarily of severance and other termination benefits and professional fees. The remaining increase in SG&A expenses is due to higher incentive compensation expense partially offset by other cost decreases. SG&A expenses, as a percent of sales, increased to 11% in the three months ending December 31, 2011 from 10% in the prior year quarter.

Interest Expense and Other Expense (Income), Net

	2011	2010	$ Change	% Change
Interest Expense	$5,392	$2,015	$3,377	168%
Other Expense (Income), net	$(39)	$(139)	$(100)	72%

Interest expense increased by $3,377 compared to the prior year quarter due to the increase in debt borrowings to finance the acquisition of York Label Group. The Company had $409,882 of debt at December 31, 2011 compared to $131,307 of debt at December 31, 2010.

Other income decreased due primarily to higher realized losses on foreign exchange in the three months ending December 31, 2011.

	2011	2010	$ Change	% Change
Income Tax Expense	$223	$1,634	$(1,411)	(86%)

Our effective tax rate decreased from 25% in the three months ending December 31, 2010 to 13% in the three months ending December 31, 2011 due primarily to the release of reserves for uncertain tax positions whose statute of limitations have expired, partially offset by acquisition costs incurred in fiscal 2012 that are not deductible for tax purposes. The Company expects its annual effective tax rate to be approximately 31% in fiscal year 2012.

Nine Months Ended December 31, 2011 compared to the Nine Months Ended December 31, 2010:

	2011	2010	$ Change	% Change
Net Revenues	$349,661	$248,149	$101,512	41%

Net Revenues increased 41% to $349,661 from $248,149 compared to the nine months ended December 31, 2010. Of the net revenue increase, $88,425 or 36% in the nine months ended December 31, 2011 is due to acquisitions and start-ups that occurred after December 31, 2010. Of this acquisition-related revenue increase, $52,849 is attributable to the acquisition of the York Label Group. In addition, net revenues increased due to a 3% favorable foreign exchange impact, primarily driven by the strengthening of the Australian dollar and Euro, a 1% increase in sales volumes and a 1% favorable impact of pricing and sales mix.

	2011	% of Revenues	2010	% of Revenues	$ Change	% Change
Cost of Revenues	$282,871	81%	$198,577	80%	$84,294	42%
Gross Profit	$66,790	19%	$49,572	20%	$17,218	35%

Cost of revenues increased 42% or $84,294 compared to the prior year due primarily to acquisitions that occurred after December 31, 2010. The impact of the York Label Group acquisition on the cost of revenues increase was $47,127 or 24%. Included in the impact of the York Label Group increase is a charge of $1,530 for an adjustment related to the step-up of finished goods and work-in-process inventory in the purchase price accounting.

Gross profit increased 35% or $17,218 due primarily to acquisitions and start-ups that occurred after December 31, 2010. Acquisitions and start-ups contributed 23% to the gross profit increase, primarily related to the York Label Group acquisition. The remaining 12% increase was due to the impact of foreign exchange rates, higher sales volumes and favorable pricing and sales mix impacts in the current year. Gross margins decreased from 20% to 19% of sales revenues compared to the prior year due primarily to operational inefficiencies and high costs in the new Chilean operations acquired with the York Label Group and the impact of the adjustment related to the step-up of finished goods and work-in-process inventory in the purchase accounting.

	2011	% of Revenues	2010	% of Revenues	$ Change	% Change
Selling, General & Administrative Expenses	$34,986	10%	$24,218	10%	$10,768	44%

Selling, general and administrative (SG&A) expenses increased $10,768 compared to the prior year quarter due primarily to the impact of new acquisitions and integration expenses related to the acquisition of York Label Group. The amount of SG&A expenses in the nine months ended December 31, 2011 attributable to acquisitions and start-ups occurring after December 31, 2010 were $7,628. The Company incurred $3,679 of integration-related expenses related to the acquisition of the York Label Group. The integration expense consisted primarily of severance and other termination benefits and professional fees. The increase in SG&A expenses is partially offset by $1,658 of one-time severance and accelerated stock compensation charges in the prior year partially offset by higher acquisition and incentive compensation expense in the current year. SG&A expenses, as a percent of sales, remained steady at 10% compared to the prior year period.

	2011	2010	$ Change	% Change
Interest Expense	$9,678	$5,271	$4,407	84%
Other Expense (Income), net	$56	$(222)	$(278)	(125%)

Interest expense increased by $4,407 compared to the prior year due to the increase in debt borrowings to finance the acquisition of York Label Group and other acquisitions, an adjustment to deferred financing fees in conjunction with the third amendment to the Credit Facility in the second quarter of fiscal 2012 and the impact of foreign exchange partially offset by higher interest expense in the prior year related to present value adjustments of various lease and other liabilities. The Company had $409,882 of debt at December 31, 2011 compared to $131,307 of debt at December 31, 2010.

Other income decreased due primarily to higher realized losses on foreign exchange in the nine months ending December 31, 2011.

	2011	2010	$ Change	% Change
Income Tax Expense	$6,896	$6,022	$874	15%

Our effective tax rate increased from 30% in the nine months ending December 31, 2010 to 31% in the nine months ending December 31, 2011 due primarily to acquisition costs incurred in fiscal 2012 that are not deductible for tax purposes, partially offset by certain discrete tax benefits recorded in the first quarter of fiscal 2012 and the release of reserves for uncertain tax positions in the current quarter. The Company expects its annual effective tax rate to be approximately 31% in fiscal year 2012.

Liquidity and Capital Resources

Through the nine months ended December 31, 2011, net cash provided by operating activities was $36,393 compared to $24,398 in the same period of the prior year. The increase in cash flow is primarily due to the impact of acquisitions since December 31, 2010. The consolidated days sales outstanding (DSO) at December 31, 2011 is approximately 52 days.

Through the nine months ended December 31, 2011, net cash used in investing activities was $287,602 compared to net cash used of $52,778 in the same period of the prior year. Investing activities includes cash used for the acquisition of CentroStampa in the second quarter of fiscal 2011 and the acquisitions of Collotype Chile, Collotype Argentina, La Cromografica, WDH and York Label Group in fiscal 2012. Capital expenditures in the nine months ended December 31, 2011 were $14,885 and were partially offset by proceeds from the sale of plant and equipment of $3,187. The majority of these capital expenditures were made to purchase a building in South Africa and new presses.

Cash used in investing activities in the prior year included capital expenditures of $10,382 partially offset by proceeds from the sale of plant and equipment of $809. The projected amount of capital expenditures for fiscal year 2012 is $20,113.

Through the nine months ended December 31, 2011, net cash provided by financing activities was $245,796 compared to $31,304 of cash provided by financing activities in the same period of the prior year. During the nine months ended December 31, 2011, we had net debt additions of $264,704 compared to net debt additions of $34,744 in the prior year. Financing activities include net debt additions for the acquisition of CentroStampa in the second quarter of fiscal 2011 and for the acquisitions of Collotype Chile, Collotype Argentina, La Cromografica, WDH and York Label Group in fiscal 2012. The Company also incurred $8,486 of debt issuance costs related to the debt modification completed in the second quarter of fiscal 2012. The Company paid the contingent consideration liability related to the CentroStampa acquisition of $9,267 in July 2011.

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date of 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $ 315,000 term loan to be made available to the Company in a single drawing. The amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY). In October 2011, the Company drew down on the additional term loan in conjunction with the York Label Group Acquisition (see Note 9). Upon drawing down on the additional term loan, the maximum leverage ratio permitted increased to 4.25 to 1.00 with scheduled step downs and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00. The interest rate margins range from 2.00% to 3.50%. The Credit Facility contains an election to increase the facility by up to an additional $100,000. At December 31, 2011, the aggregate principal amount of $500,000 under the Credit Facility is comprised of the following : (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $330,000 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. Commencing on March 31, 2012 the term loan will amortize quarterly based on the following schedule: (i) March 31, 2012 through December 31, 2013 - amortization of $4,125, (ii) March 31, 2014 through December 31, 2015 - amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016 - amortization of $12,375, with the balance due at maturity.

The Company incurred $8,486 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. In conjunction with the modification to our debt in the third amendment, the Company recorded a charge to interest expense of $490 to write-off certain deferred financing fees. The Company recorded $495 and $981 for the three and nine months ending December 31, 2011 in interest expense in the condensed consolidated statement of income to amortize deferred financing costs. The Company recorded $160 and $396 for the three and nine months ending December 31, 2010 in interest expense in the condensed consolidated statement of income to amortize deferred financing costs.

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

Available borrowings under the Credit Facility (see Note 4) at December 31, 2011 consisted of $66,900 under the U.S. Revolving Credit Facility and $40,000 under the Australian Sub-Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at December 31, 2011: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.25 to 1.00, stepping down to 3.00 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of December 31, 2011.

We believe that we have both sufficient short and long-term liquidity and financing. We had a working capital position of $33,835 and $30,357 at December 31, 2011 and March 31, 2011, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes MCC’s contractual obligations as of December 31, 2011:

Aggregated Information about Contractual Obligations and Other Commitments for Continuing Operations

December 31, 2011 (in thousands)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$396,421	$18,417	$17,320	$33,584	$33,000	$294,100	$—
Capital leases	13,461	6,525	4,232	2,127	431	146	—
Interest on long-term debt (1)	82,229	18,530	18,422	17,703	16,926	10,648	—
Rent due under operating leases	56,217	10,314	9,014	8,541	7,713	5,850	14,785
Unconditional purchase obligations	969	895	49	9	8	8	—
Pension and post retirement obligations	1,024	46	36	25	63	100	754
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	25,035	23,977	—	—	1,058	—	—

Total contractual obligations	$575,356	$78,704	$49,073	$61,989	$59,199	$310,852	$15,539

(1)	Interest on floating rate debt was estimated using projected forward LIBOR, EURIBOR and BBSY rates as of December 31, 2011.
(2)	The table excludes $4,131 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the fiscal year ended March 31, 2011.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

During the quarter ended December 31, 2011, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, MCC’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

In this section of the Form 10-Q, we describe the risks we believe are most important for you to think about when you consider investing in, selling, or owning our shares of common stock. This information should be assessed along with the other information we provide you in this Form 10-Q. Like most companies, our business involves risks. The risks described below are not the only risks we face, but these are the ones we currently think have the potential to significantly affect stakeholders in our Company if they were to develop adversely (due to size, volatility, or both). We exclude risks that we believe are inherent in all businesses broadly as a function of simply being “in business.” Additional risks not currently known or considered immaterial by us at this time and thus not listed below could also result in adverse effects on our business. In the risk descriptions below, we have assigned the risks into categories to help you understand where they emanate from. This “Risk Factors” section supersedes the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended March 31, 2011.

Risk Relating to Our Business

Raw material cost increases or shortages could adversely affect our results of operations and cash flows.

As a member of the print industry, our sales and profitability are dependent upon the availability and cost of various raw materials, which are subject to price fluctuations, and the ability to control the fluctuating costs of raw materials, pass on any price increases to our customers or find suitable alternative suppliers. If we are unable to effectively manage these costs or improve our operating efficiencies, or if adverse developments arise concerning certain key raw material vendors or our relationships with them, our profit margin may decline, especially if the inflationary conditions that have occurred in these markets in the recent past continue to occur.

We face risks related to interruption of our operations and lack of redundancy.

Our production facilities, websites, transaction processing systems, network infrastructure, supply chain and customer service operations may be vulnerable to interruptions, and we do not have redundancies in all cases to carry on these operations in the event of an interruption. Specifically, the long-term shutdown of our printing presses or malfunctions experienced with our presses could negatively impact our ability to fulfill customers’ orders and on-time delivery needs and adversely impact our operating results and cash flows.

We have not identified alternatives to all of our facilities, systems, supply chains and infrastructure, including production, to serve us in the event of an interruption, and if we were to find alternatives, they may not be able to meet our requirements on commercially acceptable terms or at all. In addition, we are dependent in part on third parties for the implementation and maintenance of certain aspects of our communications and production systems, and because many of the causes of system interruptions or interruptions of the production process may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Any interruptions that cause any of our websites to be unavailable, reduce our order fulfillment performance or interfere with our manufacturing, technology or customer service operations could result in lost revenue, increased costs, negative publicity, damage to our reputation and brand, and an adverse effect on our business and results of operations.

Building redundancies into our infrastructure, systems and supply chain to mitigate these risks may require us to commit substantial financial, operational and technical resources, in some cases before the volume of our business increases with no assurance that our revenues will increase.

Various laws and governmental regulations applicable to a manufacturer or distributor of consumer products may adversely affect our business, results of operations and financial condition.

Our business is subject to numerous federal, state, provincial, local and foreign laws and regulations, including laws and regulations with respect to labor and employment, product safety, including regulations enforced by the United States Consumer Products Safety Commission, import and export activities, the Internet and e-commerce, antitrust issues, taxes, chemical usage, air emissions, wastewater and storm water discharges and the generation, handling, storage, transportation, treatment and disposal of waste materials, including hazardous materials. We routinely incur costs in complying with these regulations and, if we fail to comply, could incur significant penalties.

Although we believe that we are in substantial compliance with all applicable laws and regulations, because legal requirements frequently change and are subject to interpretation, we are unable to predict the ultimate cost of compliance or the consequences of non-compliance with these requirements, or the affect on our operations, any of which may be significant. If we fail to comply with applicable laws and regulations, we may be subject to criminal sanctions or civil remedies, including fines, injunctions, or prohibitions on importing or exporting. A failure to comply with applicable laws and regulations, or concerns about product safety, also may lead to a recall or post-manufacture repair of selected products, resulting in the rejection of our products by our customers and consumers, lost sales, increased customer service and support costs, and costly litigation. In addition, failure to comply with environmental requirements could require us to shut down one or more of our facilities. There is risk that any claims or liabilities, including product liability claims, relating to such noncompliance may exceed, or fall outside the scope of, our insurance coverage. Laws and regulations at the state, federal and international levels frequently change and the cost of compliance cannot be precisely estimated. Any changes in regulations, the imposition of additional regulations, or the enactment of any new governmental legislation that impacts employment/labor, trade, health care, tax, environmental or other business issues could have an adverse impact on our financial condition and results of operations.

If we fail to meet our customer expectations or to continue to develop and introduce new services and technologies successfully, our competitive positioning and our ability to grow our business could be harmed.

Quality issues discovered in our current products and services after shipment or performance may cause additional shipping costs, possible discounts or refunds, and potential loss of future sales, while issues discovered prior to shipping may cause delays and potentially cancelled orders. These quality issues could adversely affect our profitability as well as negatively impact our reputation. In addition, in order to remain competitive, we must continually invest in new technologies that will enable us to meet the evolving demands of our customers. We cannot guarantee that we will be successful in the introduction, marketing and adoption of any of our new products or services, or that we will develop and introduce in a timely manner innovative products and services that satisfy customer needs or achieve market acceptance. Our failure to develop new services and products and introduce them successfully could harm our competitive position and our ability to grow our business, and our revenues and operating results could suffer.

New developments in packaging could affect our profitability.

The packaging industry is constantly evolving based on both industry-member and consumer preferences, and to the extent that any such new developments result in a decrease in the utilization of labels, our profitability could be adversely affected.

We must be able to continue to effectively manage our growth and to execute our long-term growth strategy.

We have experienced significant and steady growth over the last several years. Our growth, in particular our recent acquisitions, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our management, administrative and operational infrastructure. Our ability to manage our operations and anticipated growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in the locations in which we operate. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we are unable to manage expected future expansion, or if our long-term growth strategy is not successful, our ability to provide a high-quality customer experience could be harmed, which would damage our reputation and brand and substantially harm our business and results of operations. In addition, projections made by us in connection with forming our long-term growth strategy are inherently uncertain and based on assumptions and judgments by management that may be flawed or based on information about our business and markets that may change in the future, many of which are beyond our reasonable control. These and various other factors may cause our actual results to differ materially from our projections.

We are subject to risks associated with our international operations.

We have operations in North and South America, Europe, Australia, South Africa, and China and we intend to continue expansion of our international operations. As a result, our business is exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, include the difficulties associated with managing an organization with operations in multiple countries, compliance with differing laws and regulations (including tax laws, regulations and rates), enforcing agreements and collecting receivables through foreign legal systems, restrictive actions by foreign governments, changes in economic conditions in each market, foreign customers who may have longer payment cycles than customers in the United States, the impact of economic, political and social instability of those countries in which we operate and acts of nature, such as typhoons, tsunamis, or earthquakes. The overall volatile economic environment has increased the risk of disruption and losses resulting from hyper–inflation, currency devaluation and tax or regulatory changes in certain countries in which we have operations. Approximately 37% of our sales were derived from our foreign operations (based on the country from which the product was shipped) during fiscal 2011.

We also face the challenges and uncertainties associated with operating in developing markets such as China, which may subject us to a relatively high risk of political and social instability and economic volatility, all of which are enhanced, in many cases, by uncertainties as to how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment.

We have risks related to continued uncertain global economic conditions and volatility in the credit markets.

During the past several years, domestic and international financial markets have experienced extreme disruption, including, among other things, extreme volatility in stock prices and severely diminished liquidity and credit availability. These developments and the related severe domestic and international economic downturn, have continued to adversely impact our business and financial condition in a number of ways, including effects beyond those that were experienced in previous recessions in the United States and foreign economies.

Global economic conditions also affect our customers’ businesses and the markets they serve, as well as our suppliers. Because a significant part of our business relies on our customers’ spending, a prolonged downturn in the global economy and an uncertain economic outlook has and could further reduce the demand for printing and related services that we provide to these customers. Economic weakness and constrained advertising spending have resulted, and may in the future result, in decreased revenue, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. In particular, our exposure to certain industries currently experiencing financial difficulties and certain financially troubled customers could have an adverse effect on our results of operations. The current restrictions in financial markets and the severe prolonged economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for operations and purchases and to perform their obligations under agreements with us. We also have experienced, and expect to experience in the future, operating margin declines in certain businesses, reflecting the effect of items such as competitive pricing pressures and inventory write-downs. Economic downturns may also result in restructuring actions and associated expenses and impairment of long-lived assets, including goodwill and other intangibles. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments.

Finally, economic downturns may affect one or more of our lenders’ ability to fund future draws on our Credit Facility or our ability to access the capital markets or obtain new financing arrangements that are favorable to us. In such an event, our liquidity could be severely constrained with an adverse impact on our ability to operate our businesses. Our ability to meet the financial covenants in the Credit Facility may also be affected by events beyond our control, including a further deterioration of current economic and industry conditions, which could negatively affect our earnings. If it is determined we are not in compliance with these financial covenants, the lenders under the Credit Facility will be entitled to take certain actions, including acceleration of all amounts due under the facility. If the lenders take such action, we may be forced to amend the terms of the credit agreement, obtain a waiver or find alternative sources of capital. Obtaining new financing arrangements or amending our existing one may result in significantly higher fees and ongoing interest costs as compared to those in our current arrangement.

Competition in our industry could limit our ability to retain current customers and attract new customers.

The markets for our products and services are highly competitive. We compete primarily based on the level and quality of customer service, technological leadership, product performance and price and the inability to successfully overcome competition in our business could have a material adverse impact on our operating results and cash flows. Some of our competitors have greater financial and other resources than us. We could face competitive pressure as a result of any of the following: our ability to continue to improve our service offerings and develop and integrate technological advances; new products developed by our competitors that are of superior quality, fit our customers’ needs better or have lower prices; patents obtained or developed by competitors; consolidation of our competitors; pricing pressures; loss of proprietary supplies of certain materials. The inability to successfully overcome competition in our business could have a material adverse impact on our operating results and cash flows.

Our business growth strategy involves the potential for significant acquisitions, which involve risks and difficulties in integrating potential acquisitions may adversely affect our business, results of operations and financial condition.

All acquisitions involve inherent uncertainties, which may include, among other things, our ability to:

•	successfully identify targets for acquisition;

•	negotiate reasonable terms;

•	properly perform due diligence and determine all the significant risks associated with a particular acquisition;

•	properly evaluate target company management capabilities; and

•	successfully transition the acquired company into our business and achieve the desired performance.

We may acquire businesses with unknown liabilities, contingent liabilities, or internal control deficiencies. We have plans and procedures to conduct reviews of potential acquisition candidates for compliance with applicable regulations and laws prior to acquisition. Despite these efforts, realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations.

We have a history of making acquisitions and, over the past several years, have invested, and in the future may continue to invest, a substantial amount of capital in acquisitions. We continue to evaluate potential acquisition opportunities to support, strengthen and grow our business. Although we have completed many acquisitions, there can be no assurance that we will be able to locate suitable acquisition candidates, acquire possible acquisition candidates, acquire such candidates on commercially reasonable terms, or integrate acquired businesses successfully in the future. In addition, any governmental review or investigation of our proposed acquisitions, such as by the Federal Trade Commission, may impede, limit or prevent us from proceeding with an acquisition. Future acquisitions may require us to incur additional debt and contingent liabilities, which may adversely affect our business, results of operations and financial condition. The process of integrating acquired businesses into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain customers or management personnel. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives.

We may not realize the anticipated benefits of our recent acquisitions.

Our expectations regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from acquisitions recently completed are based on information currently available to us and may prove to be incorrect. Our inability to realize any of the anticipated benefits of an acquisition and to successfully integrate the acquired assets into our existing business will have an adverse effect on our financial condition.

Our debt instruments impose operating and financial restrictions on us and, in the event of a default, would have a material adverse impact on our business and results of operations.

As of December 31, 2011, our consolidated indebtedness, including current maturities of long-term indebtedness, was $409,882, which could have important consequences including the following:

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

We may be able to incur additional indebtedness in the future, subject to the restrictions contained in our credit agreements. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our credit agreements contain covenants that limit our flexibility in operating our business.

The agreements governing our indebtedness contain various covenants that may adversely affect our ability to operate our business. Among other things, these covenants limit our ability to incur additional indebtedness; make certain investments or loans, transfer or sell certain assets, create or permit liens on assets and consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

The agreements governing our indebtedness also require us to maintain (i) a minimum consolidated net worth, (ii) a maximum consolidated leverage ratio, which steps down incrementally during the term of the agreements; and (iii) a minimum consolidated interest charge coverage ratio, which steps down incrementally during the term of the agreements.

Our ability to meet the financial ratios and tests contained in our credit agreements and other debt arrangements, and otherwise comply with debt covenants may be affected by various events, including those that may be beyond our control. Accordingly, we may not be able to continue to meet those ratios, tests and covenants. A significant breach of any of these covenants, ratios, tests or restrictions, as applicable, could result in an event of default under our debt arrangements, which would allow our lenders to declare all amounts outstanding to be immediately due and payable. If the lenders were to accelerate the payment of our indebtedness, our assets may not be sufficient to repay in full the indebtedness and any other indebtedness that would become due as a result of any acceleration. Further, as a result of any breach and during any cure period or negotiations to resolve a breach or expected breach, our lenders may refuse to make further loans, which would materially affect our liquidity and results of operations.

In the event we were to fall out of compliance with one or more of our debt covenants in the future, we may not be successful in amending our debt arrangements or obtaining waivers for any such non-compliance. Even if we are successful in entering into an amendment or waiver, we could incur substantial costs in doing so. It is also possible that any amendments to our Credit Facility or any restructured Credit Facility could impose covenants and financial ratios more restrictive than under our current facility. Any of the foregoing events could have a material adverse impact on our business and results of operations, and there can be no assurance that we would be able to obtain the necessary waivers or amendments on commercially reasonable terms, or at all.

We rely on several large customers and the loss of one of these customers would have a material adverse impact on our operating results and cash flows.

For the fiscal period ended December 31, 2011, one customer accounted for approximately 14% of our consolidated sales and our top twenty-five customers accounted for 52% of our consolidated sales. While we maintain sales contracts with certain of our largest customers, such contracts do not impose minimum purchase or volume requirements and these contracts require renewal on a regular basis in the ordinary course of business. Any termination of a business relationship with, or a significant sustained reduction in business received from, one or more of our largest customers could have a material adverse effect on our revenues and results of operations. The volume and type of services we provide all of our customers may vary from year to year and could be reduced if a customer were to change its outsourcing or print procurement strategy. We cannot guarantee that these contracts will be successfully renewed in the future. The loss or substantial reduction in business of any of our major customers could have a material adverse impact on our operating results and cash flows.

Our ability to develop and market new products is critical for maintaining growth.

Our success depends upon the timely introduction of new products as well as technological improvements to our current products. Research and development relies on innovation and requires anticipation of market trends. Accordingly, our ability to grow will depend upon our ability to keep pace with technological advances, industry evolutions and customer expectations on a continuing basis and to integrate available technologies and provide additional services commensurate with our customers’ needs. Our business may be adversely affected if we are unable to successfully identify, develop and sell new or improved products or keep pace with relevant technological and industry changes or if the technologies or business strategies that we adopt do not receive widespread market acceptance.

We are highly dependent on information technology. If our systems fail or are unreliable our operations may be adversely impacted.

The efficient operation of our business depends on our information technology infrastructure and our management information systems. In addition, production technology in the printing industry has continued to evolve specifically related to the pre-press component of production. Our information technology infrastructure and/or our management information systems are vulnerable to damage or interruption from natural or man-made disasters, terrorist attacks, computer viruses or hackers, power loss, or other computer systems, Internet telecommunications or data network failures. Any significant breakdown, virus or destruction could negatively impact our business. We also periodically upgrade and install new systems, which if installed or programmed incorrectly, could cause significant disruptions. If a disruption occurs, we could incur losses and costs for interruption of our operations.

Currency exchange rate fluctuations could have an adverse effect on our revenue, cash flows and financial results.

Because we conduct a significant portion of our business outside the United States, our revenues and earnings and the value of our foreign net assets are affected by fluctuations in foreign currency exchange rates, which may favorably or adversely affect reported earnings and net assets. Currency exchange rates fluctuate in response to, among other things, changes in local, regional or global economic conditions, the imposition of currency exchange restrictions and unexpected changes in regulatory or taxation environments. Fluctuations in currency exchange rates may affect the Company’s operating performance by impacting revenues and expenses outside of the United States due to fluctuations in currencies other than the U.S. dollar or where the Company translates into U.S. dollars for financial reporting purposes the assets and liabilities of its foreign operations conducted in local currencies.

We have a significant amount of goodwill and other intangible assets on our balance sheet; an impairment of our goodwill or other intangible assets may adversely affect our operating results.

As of December 31, 2011, we had $446,719 of goodwill and intangible assets on our balance sheet, the value of which depends on a number of factors, including earnings growth, market capitalization and the overall success of our business. Accounting standards require us to test goodwill annually for impairment, and more frequently when events or circumstances indicate impairment may exist. There can be no assurance that future reviews of our goodwill and other intangible assets will not result in impairment charges. Although it does not affect cash flow, an impairment charge does have the effect of decreasing our earnings, assets and shareholders’ equity. Future events may occur that could adversely affect the value of our assets and require future impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of a deteriorating economic environment and decreases in our market capitalization due to a decline in the trading price of our common stock.

We cannot predict our future capital needs and any limits on our ability to raise capital in the future could prevent further growth.

We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants and could reduce our profitability. In addition, we may experience operational difficulties and delays due to working capital restrictions. If we cannot raise funds on acceptable terms, we may have to delay or scale back our growth plans and may not be able to effectively manage competitive pressures.

We depend on key personnel, and we may not be able to operate and grow our business effectively if we lose their services or are unable to attract qualified personnel in the future.

We are dependent upon the efforts of our senior management team. The success of our business is heavily dependent on our ability to retain our current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense, and we may not be able to retain our personnel. We have not entered into employment agreements with our key personnel, other than with our Chief Executive Officer and President, and these individuals may not continue in their present capacity with us for any particular period of time. Outside of the implementation of succession plans and executive transitions done in the normal course of business, the loss of the services of one or more members of our senior management team could require the remaining executive officers to divert immediate and substantial attention to seeking a replacement and would disrupt our business and impede our ability to execute our business strategy. Any inability to find a replacement for a departing executive officer on a timely basis could adversely affect our ability to operate and grow our business.

If we are unable to adequately protect our intellectual property, we may lose some of our competitive advantage.

Our success is determined in part by our ability to obtain United States and foreign patent protection for our technology and to preserve our trade secrets. Our ability to compete and the ability of our business to grow could suffer if our intellectual property rights are not adequately protected. There can be no assurance that our patent applications will result in patents being issued or that current or additional patents will afford protection against competitors. We rely on a combination of patents, copyrights, trademarks and trade secret protection and contractual rights to establish and protect our intellectual property. Failure of our patents, copyrights, trademarks and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and our intellectual property rights could enable our competitors to more effectively compete with us and have an adverse effect on our business, financial condition and results of operations. In addition, our trade secrets and proprietary know-how may otherwise become known or be independently discovered by others. No guarantee can be given that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to our proprietary technology.

We could become involved in intellectual property litigation, which is costly and could cause us to lose our intellectual property rights or subject us to liability.

Although we have received patents with respect to certain technologies of ours, there can be no assurance that these patents will afford us any meaningful protection. Although we believe that our use of the technology and products we developed and other trade secrets used in our operations do not infringe upon the rights of others, our use of the technology and trade secrets we developed may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the technology and trade secrets we developed or refrain from using same. We may not have the necessary financial resources to defend an infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Moreover, if the patents, technology or trade secrets we developed or use in our business are deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us and our financial condition. As we continue to market our products, we could encounter patent barriers that are not known today. Furthermore, third parties may assert that our intellectual property rights are invalid, which could result in significant expenditures by us to refute such assertions. If we become involved in litigation, we could lose our proprietary rights, be subject to damages and incur substantial unexpected operating expenses. Intellectual property litigation is expensive and time-consuming, even if the claims are subsequently proven unfounded, and could divert management’s attention from our business. If there is a successful claim of infringement, we may not be able to develop non-infringing technology or enter into royalty or license agreements on acceptable terms, if at all. If we are unsuccessful in defending claims that our intellectual property rights are invalid, we may not be able to enter into royalty or license agreements on acceptable terms, if at all. This could prohibit us from providing our products and services to customers, which could have a material adverse effect on us and our financial condition.

Employee benefit costs, including increasing health care costs for our employees may adversely affect our business, results of operations and financial condition.

We seek to provide competitive employee benefit programs to our employees. Employee benefit costs, such as U.S. healthcare costs of our eligible and participating employees, may increase significantly at a rate that is difficult to forecast, in part because we are unable to determine the impact that newly enacted U.S. federal healthcare legislation may have on our employer-sponsored medical plans. Higher employee benefit costs could have an adverse effect on our business, results of operations and financial condition.

We provide health care and other benefits to our employees. In recent years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, our cost to provide such benefits could increase, adversely impacting our profitability. Changes to health care regulations in the U.S. may also increase the cost to us of providing such benefits.

Risks Relating to Our Common Stock

Our operating results fluctuate from quarter to quarter.

Our quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside of our control, including:

•	timing of the completion of particular projects or orders;

•	material reduction, postponement or cancellation of major projects, or the loss of a major client;

•	timing and amount of new business;

•	differences in order flows;

•	sensitivity to the effects of changing economic conditions on its clients’ businesses;

•	the strength of the consumer products industry;

•	the relative mix of different types of work with differing margins;

•	costs relating to expansion or reduction of operations, including costs to integrate current and any future acquisitions;

•	changes in interest costs, foreign currency exchange rates and tax rates; and

•	costs associated with compliance with legal and regulatory requirements.

Because of this, we may be unable to adjust spending on fixed costs, such as building and equipment leases, depreciation and personnel costs, quickly enough to offset any revenue shortfall and our operating results could be adversely affected. Due to these factors or other unanticipated events, our financial and operating results in any one quarter may not be a reliable indicator of its future performance.

The price for our common stock can be volatile and unpredictable.

The market price of our common stock can be volatile and may experience broad fluctuations over short periods of time. The market price of our common stock may continue to experience strong fluctuations due to unexpected events, variations in its operating results, analysts’ earnings estimates or investors’ expectations concerning our future results and our business generally. In addition, regardless of our actual operating performance, the market price of our common stock may fluctuate due to broader market and industry factors.

If we fail to comply with U.S. public company reporting obligations or to maintain adequate internal controls over financial reporting, our business, results of operations and financial condition could be adversely affected.

As a U.S. public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, including preparing annual reports, quarterly reports and current reports. We are also subject to certain of the provisions of the Sarbanes-Oxley Act of 2002 and Dodd-Frank Act which, among other things, require enhanced disclosure of business, financial, compensation and governance information. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits, and restrict our ability to access financing. We may identify areas requiring improvement with respect to our internal control over financial reporting, and we may be required to design enhanced processes and controls to address issues identified. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud.

Certain provisions of Ohio law and our Articles of Incorporation and Code of Regulations may deter takeover attempts, which may limit the opportunity of our shareholders to sell their shares at a favorable price, and may make it more difficult for our shareholders to remove our Board of Directors and management.

Provisions in our Amended Articles of Incorporation and Amended and Restated Code of Regulations may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	advance notice requirements for shareholders proposals and nominations;

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or due to the resignation or departure of an existing board member;

•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect director candidates; and

•	limitations on the removal of directors.

In addition, because we are incorporated in Ohio, we are governed by the provisions of Section 1704 of the Ohio Revised Code. These provisions may prohibit large shareholders, particularly those owning 10% or more of our outstanding voting stock, from merging or combining with us. These provisions in our Articles of Incorporation and Code of Regulations and under Ohio law could discourage potential takeover attempts, could reduce the price that investors are willing to pay for our common shares in the future and could potentially result in the market price being lower than it would without these provisions.

Although no preferred shares were outstanding as of March 31, 2011 and although we have no present plans to issue any preferred shares, our Articles of Incorporation authorize the Board of Directors to issue up to 1,000,000 preferred shares. The preferred shares may be issued in one or more series, the terms of which will be determined at the time of issuance by our Board of Directors without further action by the shareholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred shares could diminish the rights of holders of our common shares and, therefore, could reduce the value of our common shares. In addition, specific rights granted to future holders of preferred shares could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred shares and the foregoing anti-takeover provisions may prevent or frustrate attempts by a third party to acquire control of the Company, even if some of our shareholders consider such change of control to be beneficial.

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

Date: February 9, 2012

By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial
and Accounting Officer, Secretary