Form 10-K
period 2012-03-31
MULTI COLOR Corp
filed 2012-06-14
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16148

MULTI-COLOR CORPORATION

Incorporated in the State of Ohio	IRS Employer Identification Number 31-1125853

4053 Clough Woods Dr. Batavia, OH 45103 (Address of principal executive offices)	Name of Each Exchange on Which Registered NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $234,481,000 based upon the closing price of $22.59 per share of Common Stock on the NASDAQ Global Select Market as of September 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

As of May 31, 2012, 16,184,204 shares of no par value Common Stock were issued and 16,114,594 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2012 Annual Meeting of Shareholders to be held on August 8, 2012 are incorporated by reference into Part III of Form 10-K.

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors, including those contained in Item 1A in “Risk Factors”. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation: factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions; the ability to consummate and successfully integrate acquisitions; ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; ability to manage foreign operations; currency exchange rate fluctuations; the success and financial condition of the Company’s significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; the Company’s ability to maintain an effective system of internal control; availability, terms and development of capital and credit; cost and price changes; raw material cost pressures; availability of raw materials; ability to pass raw material cost increases to its customers; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations, legal proceedings and developments; risk associated with significant leverage; increases in general interest rate levels affecting the Company’s interest costs; ability to manage global political uncertainty; and terrorism and political unrest. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

(In thousands, except for statistical and per share data)

OVERVIEW

Multi-Color Corporation (Multi-Color, MCC, We, Us, Our or the Company), headquartered in Cincinnati, Ohio, is a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home & personal care, wine & spirit, food & beverage, healthcare and specialty consumer products. MCC serves international brand owners in North, Central and South America, Europe, Australia, New Zealand, South Africa and China with a comprehensive range of the latest label technologies in Pressure Sensitive, Glue-Applied (Cut and Stack), In-Mold, Shrink Sleeve and Heat Transfer. MCC is a public company trading on the NASDAQ Global Select Market (company symbol: LABL).

The Company was incorporated in 1985, succeeding the predecessor business. Our corporate offices are located at 4053 Clough Woods Drive, Batavia, Ohio 45103 and our telephone number is (513) 381-1480.

Our common stock, no par value, is listed on the NASDAQ Global Select Market under the symbol “LABL”. See “Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” We maintain a website (www.mcclabel.com) which includes additional information about the Company. The website includes corporate governance information for our shareholders and our Code of Ethics can be found under the corporate governance section. Shareholders can also obtain on and through our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such materials with or furnishes such materials to the Securities and Exchange Commission (SEC). Any of these documents may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the SEC Public Reference Room may be obtained by calling 1-800-SEC-0330. The Company’s filed documents may also be accessed via the SEC Internet site at http://www.sec.gov.

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

Glue-Applied Labels (Cut and Stack):

Glue-applied labels are adhered to containers using an adhesive applied during the labeling process. Available in roll-fed and sheeted formats, the labels are an attractive and cost-effective choice for high volume applications. These labels can be produced on a wide variety of substrates and accommodate a comprehensive range of embellishments including foil stamping, embossing, metallics and unique varnish finishes.

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

Our research and development expenditures totaled approximately $3,494 in 2012, $2,628 in 2011, and $2,658 in 2010.

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

        We have continued to make progress in expanding our customer base and portfolio of products, services and manufacturing locations in order to address issues related to customer concentration. During 2012, 2011 and 2010, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 18%, 22% and 28%, respectively, of the Company’s consolidated net revenues. Approximately 14%, 16% and 18% of sales in 2012, 2011 and 2010, respectively, were to the Procter & Gamble Company; approximately 4%, 6% and 10% of sales in 2012, 2011 and 2010, respectively, were to the Miller Brewing Company. Since 2008, sales concentration with our major customers has been significantly reduced since we have added new customers and products with our acquisition of Collotype International Holdings Pty. Ltd, which has manufacturing operations in Australia, South Africa and California and our acquisitions of Guidotti CentroStampa, Monroe Etiquette, La Cromografica, Warszawski Dom Handlowy and York Label Group which have manufacturing operations in Italy, France, Poland, Chile, the U.S. and Canada.

PRODUCTION AND QUALITY

To guarantee consistent quality results, all of our decorating services are backed by aggressively implemented quality programs and qualified technical support staff. Our certified ISO 9001 Quality Assurance program ensures excellence in every label.

Multi-Color’s comprehensive range of printing technologies facilitates our ability to respond quickly and effectively to changing customer needs. Our current printing technologies include rotogravure, lithographic, flexographic, letterpress and digital. Pre-press technology offerings include color separations, color management programs and in-house platemaking and tooling.

Our manufacturing operations involve complex processes and utilize factory automation to produce a consistent, high quality label. We employ state of the art technologies including digital platemaking and vision systems complemented by a robust systemic quality management system.

EMPLOYEES

As of March 31, 2012, we had approximately 2,645 permanent employees and 104 temporary employees. Of the total employees, 71 are represented by the Graphics Communications Conference of the International Brotherhood of Teamsters Local 77P. The related labor contracts with this union expire in July 2013 and June 2014. We also have three union agreements in Canada representing 61 employees; two Teamsters/Graphic Communications Conference, Local Union 555Ms and the Workers Union of Les Graphiques Corpco (CSN). The related labor contracts with these unions will expire in July 2012, June 2013, and we are in the final settlement stages of one contract that expired in April 2012. We consider our labor relations to be good and have not experienced any work stoppages during the previous decade. Our human resource and compensation systems have been developed to align our objectives with the goals of our shareholders.

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

On July 1, 2010, we acquired Guidotti CentroStampa (CentroStampa), a leading European wine & spirit and olive oil label specialist based in Tuscany, Italy. The acquisition expanded MCC’s global presence in the wine & spirit label market and provided an entry into the olive oil label market.

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

On April 1, 2011, we acquired La Cromografica, an Italian wine label specialist located in Florence, Italy. La Cromografica specializes in high quality wine labels for Italian premium wines and provides further access to the Italian wine label market.

On May 2, 2011, we acquired 70% ownership in two label operations in Latin America, one in Santiago, Chile and the other in Mendoza, Argentina. In September 2011, the Company bought the regional partner’s 30% ownership interest in the two label operations in Latin America for 40,000 shares of Multi-Color stock. As a result, MCC now owns 100% of the label operations in Chile and Argentina. These label operations focus on providing premium labels to the expanding Latin American wine & spirit markets. During the fourth quarter of fiscal 2012, our Santiago operations were merged into the Chilean operations acquired as part of the York Label Group acquisition.

On July 1, 2011, the Company acquired Warszawski Dom Handlowy (WDH), a consumer products and spirit label company located in Warsaw, Poland. WDH supplies a number of large consumer products companies and international brand owners in home & personal care markets, consistent with MCC’s large customers in the U.S.

On October 3, 2011, the Company acquired York Label Group (York), including its joint venture in Santiago, Chile. Headquartered in Omaha, Nebraska, York is a leader in the home & personal care, food & beverage and wine & spirit label markets with manufacturing facilities in the U.S., Canada and Chile. The acquisition is expected to strengthen Multi-Color’s presence in its core markets through the combination of the Company’s existing customer relationships with York’s customer base.

See Note 16 to our consolidated financial statements for geographic information relating to our net revenues and long-lived assets. See Note 3 to our consolidated financial statements for further information regarding the CentroStampa, Monroe Etiquette, La Cromografica,

Chile and Argentina, WDH and York acquisitions. See Note 23 to our consolidated financial statements for further information regarding the acquisition of Labelgraphics in Scotland and the legal proceeding, subsequent to year-end.

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

REGULATION

Our operations are subject to regulation by federal, state and foreign (Australia, South Africa, Italy, France, China, South America, Poland and Canada) environmental protection agencies. To ensure ongoing compliance with these requirements, we have implemented an internal compliance program. Additionally, we continue to make capital investments to maintain compliance with these environmental regulations and to improve our existing equipment. However, there can be no assurances that these regulations will not require expenditures beyond those that are currently anticipated.

In the U.S., the Food and Drug Administration regulates the raw materials used in labels for various products. These regulations apply to the consumer product companies for which we produce labels. We use materials specified by the consumer product companies in producing labels.

ITEM 1A.	RISK FACTORS

(In thousands)

In addition to the other information set forth in this report, the following factors could materially affect the Company’s business, financial condition, cash flows or future results. Any one of these factors could cause the Company’s actual results to vary materially from recent results or from anticipated future results. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Risks Relating to Our Business

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

        We have operations in North and South America, Europe, Australia, South Africa, and China and we intend to continue expansion of our international operations. As a result, our business is exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, include the difficulties associated with managing an organization with operations in multiple countries, compliance with differing laws and regulations (including tax laws, regulations and rates), enforcing agreements and collecting receivables through foreign legal systems, restrictive actions by foreign governments, changes in economic conditions in each market, foreign customers who may have longer payment cycles than customers in the United States, the impact of economic, political and social instability of those countries in which we operate and acts of nature, such as typhoons, tsunamis, or earthquakes. The overall volatile economic environment has increased the risk of disruption and losses resulting from hyper-inflation, currency devaluation and tax or regulatory changes in certain countries in which we have operations. Approximately 38% of our sales were derived from our foreign operations (based on the country from which the product was shipped) during fiscal 2012.

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

Our business growth strategy involves the potential for significant acquisitions, which involve risks and difficulties in integrating potential acquisitions and may adversely affect our business, results of operations and financial condition.

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

We may acquire businesses with unknown liabilities, contingent liabilities, or internal control deficiencies. We have plans and procedures to conduct reviews of potential acquisition candidates for compliance with applicable regulations and laws prior to acquisition. Despite these efforts, realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position through the initiation, pendency or outcome of litigation or otherwise, or cause us to fail to meet our public financial reporting obligations.

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

As of March 31, 2012, our consolidated indebtedness, including current maturities of long-term indebtedness, was $402,055, which could have important consequences including the following:

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

For the fiscal period ended March 31, 2012, one customer accounted for approximately 14% of our consolidated sales and our top twenty-five customers accounted for 54% of our consolidated sales. While we maintain sales contracts with certain of our largest customers, such contracts do not impose minimum purchase or volume requirements and these contracts require renewal on a regular basis in the ordinary course of business. Any termination of a business relationship with, or a significant sustained reduction in business received from, one or more of our largest customers could have a material adverse effect on our revenues and results of operations. The volume and type of services we provide all of our customers may vary from year to year and could be reduced if a customer were to change its outsourcing or print procurement strategy. We cannot guarantee that these contracts will be successfully renewed in the future. The loss or substantial reduction in business of any of our major customers could have a material adverse impact on our operating results and cash flows.

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

As of March 31, 2012, we had $459,017 of goodwill and intangible assets on our balance sheet, the value of which depends on a number of factors, including earnings growth, market capitalization and the overall success of our business. Accounting standards require us to test goodwill annually for impairment, and more frequently when events or circumstances indicate impairment may exist. There can be no assurance that future reviews of our goodwill and other intangible assets will not result in impairment charges. Although it does not affect cash flow, an impairment charge does have the effect of decreasing our earnings, assets and shareholders’ equity. Future events may occur that could adversely affect the value of our assets and require future impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of a deteriorating economic environment and decreases in our market capitalization due to a decline in the trading price of our common stock.

A significant portion of our investment in York Label Group includes goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss on these could have a material adverse impact on our financial condition and results of operations.

We acquired $259,805 of intangible assets with the acquisition of York Label Group, of which $177,705 was identified as either goodwill or indefinite-lived assets. As required by current accounting standards, we review intangible assets for impairment either annually or whenever changes in circumstances indicate that the carrying value may not be recoverable.

During the early years of an acquisition, the risk of impairment to goodwill and non-amortizing intangible assets is naturally higher. This is because the fair values of these assets align very closely with what we recently paid to acquire the reporting units to which these assets are assigned. This means the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is naturally smaller at the time of acquisition. Until this headroom grows over time (due to business growth or lower carrying value of the reporting unit due to natural amortization, etc.), a relatively small decrease in reporting unit fair value can trigger an impairment. That fair value is affected by actual business performance but is also determined by the market (usually reflected in the value of our common stock). As a consequence, even with favorable business performance, the market alone can drive an impairment condition if general business valuations decline enough. When impairment charges are triggered, they tend to be material due to the sheer size of the assets involved.

We are involved on an ongoing basis in claims, lawsuits, and governmental proceedings relating to our operations, including environmental, commercial transactions, and other matters.

The ultimate outcome of these claims, lawsuits, and governmental proceedings cannot be predicted with certainty, but could have a material adverse effect on our financial condition, results of operations, and cash flow. We are also involved in other possible claims, including product and general liability, workers compensation, auto liability, and employment-related matters. While we maintain insurance for certain of these exposures, the policies in place are high-deductible policies resulting in our assuming exposure for a layer of coverage with respect to such claims. For a more detailed discussion of our asserted claims, see Item 3 of Part I of this Form 10-K.

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

Although no preferred shares were outstanding as of March 31, 2012 and although we have no present plans to issue any preferred shares, our Articles of Incorporation authorize the Board of Directors to issue up to 1,000 preferred shares. The preferred shares may be issued in one or more series, the terms of which will be determined at the time of issuance by our Board of Directors without further action by the shareholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred shares could diminish the rights of holders of our common shares and, therefore, could reduce the value of our common shares. In addition, specific rights granted to future holders of preferred shares could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred shares and the foregoing anti-takeover provisions may prevent or frustrate attempts by a third party to acquire control of the Company, even if some of our shareholders consider such change of control to be beneficial.

ITEM 1B.	UNRESOLVED SECURITIES AND EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

(in thousands, except for statistical data)

As of March 31, 2012, the Company owned 7 manufacturing facilities in the U.S. and South Africa and leased 21 manufacturing facilities in the U.S., Australia, France, Italy, China, Poland, Argentina, Chile and Canada. (28 facilities)

See below for listing of our facilities at March 31, 2012:

Location	Approximate Square Feet	Owned/ Leased
Batavia, Ohio	247,830	Owned
Green Bay, Wisconsin	39,600	Owned
Norway, Michigan	133,000	Owned
Watertown, Wisconsin	63,300	Owned
Napa, California	52,000	Leased
Scottsburg, Indiana	120,500	Owned
Lucca, Italy	119,479	Leased
Montagny, France	20,000	Leased
Guangzhou, China	43,056	Leased
Adelaide, Australia	65,246	Leased
Queensland, Australia	42,744	Leased
Barossa, Australia	25,306	Leased
Griffith, Australia	21,775	Leased
Paarl, South Africa	114,343	Owned
Omaha, Nebraska	31,000	Leased
Omaha, Nebraska	15,000	Leased
York, Pennsylvania	160,000	Leased
El Dorado Hills, California	28,500	Leased
Asheville, North Carolina	53,500	Leased
Sonoma, California	47,500	Leased
Kansas City, Missouri	45,000	Owned
Chesapeake, Virginia	49,885	Leased
St. Laurent, Canada	63,488	Leased
Quebec, Canada	18,778	Leased
Mendoza, Argentina	10,273	Leased
Florence, Italy	23,681	Leased
Warsaw, Poland	61,657	Leased
Santiago, Chile	150,610	Leased

All of the Company’s properties are in good condition, well maintained and adequate for our intended uses. In addition to the foregoing, we lease other warehouse facilities in the U.S. and Chile.

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

ITEM 3.	LEGAL PROCEEDINGS

(in thousands)

The Company is a party in a case styled DLJ South American Partners, L.P. (“DLJ”) v. Multi-Color Corporation, et al., Case No. C.A. No. 7417-CS which is pending in the Delaware Court of Chancery. In a complaint filed on April 13, 2012, DLJ alleges that the Company failed to make certain payments required by the Merger and Stock Purchase Agreement (the “Merger Agreement”) entered into by the Company with Adhesion Holdings, Inc., a Delaware corporation, DLJ, and Diamond Castle Partners IV, L.P., a Delaware limited partnership, (“Diamond Castle”), pursuant to which the Company acquired York Label Group. An affiliate of Diamond Castle has nominated Ari C. Benacerraf and Simon T. Roberts for election to the Board of Directors of the Company at its 2012 Annual Meeting of Shareholders. Mr. Benacerraf and Mr. Roberts are current members of the Company’s Board.

DLJ seeks the payment of $6,939 and interest, legal fees and other equitable relief that the Company is unable to reasonably estimate at this time. On May 18, 2012, the Company filed an answer, counterclaim and third party complaint asserting various causes of action against DLJ, Diamond Castle and affiliated entities arising out of their breaches of the Merger Agreement and other actions.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade in the NASDAQ Global Select Market under the symbol LABL. The following table sets forth the high and low closing sales prices of our common stock (“Common Stock”) as reported in the NASDAQ Global Select Market during fiscal years 2012 and 2011. Our stock is thinly traded and accordingly, the prices below may not be indicative of prices at which a large number of shares can be traded or reflective of prices that would prevail in a more active market.

Quarter Ending:	High	Low	Dividend Per Share
March 31, 2012	$25.00	$20.65	$0.05
December 31, 2011	$27.65	$21.29	$0.05
September 30, 2011	$27.92	$21.03	$0.05
June 30, 2011	$24.69	$19.07	$0.05

March 31, 2011	$20.30	$16.62	$0.05
December 31, 2010	$20.42	$15.48	$0.05
September 30, 2010	$15.45	$10.26	$0.05
June 30, 2010	$13.53	$9.83	$0.05

As of May 31, 2012, there were approximately 335 shareholders of record of the Common Stock.

Beginning in and since the fourth quarter of the fiscal year ended March 31, 2005, we have paid a quarterly dividend of $0.05 per common share.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares Multi-Color’s cumulative annual total shareholder return from April 1, 2007 through March 31, 2012, to that of the NASDAQ Market Index, a broad market index and the Morningstar Packaging & Containers Index (“Morningstar index”), an index of approximately 19 printing and packaging industry peer companies. The graph assumes that the value of the investment in the common stock and each index was $100 on April 1, 2007, and that all dividends were reinvested. Stock price performances shown in the graph are not indicative of future price performances. This data was furnished by Zacks Investment Research, Inc.

Company/Market/Peer Group	2007	2008	2009	2010	2011	2012
Multi-Color Corporation	$100.00	$96.06	$53.12	$52.89	$90.33	$101.47
NASDAQ Market Index	$100.00	$94.77	$64.17	$101.60	$118.93	$133.57
Morningstar Packaging & Containers	$100.00	$111.12	$70.69	$107.56	$132.64	$135.47

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Year Ended March 31,
	2012 (1)	2011 (2)(7)	2010 (3)(7)	2009 (4)(7)	2008 (5)(7)
Net revenues	$510,247	$338,284	$276,821	$289,763	$210,307
Gross profit	98,284	67,978	48,601	52,806	38,926
Operating income	45,551	32,260	22,911	22,865	17,499
Income from continuing operations attributable to MCC	19,700	18,411	14,268	11,435	16,007
Income (loss) from discontinued operations	—	—	—	(137)	6,977
Net income attributable to MCC	19,700	18,411	14,268	11,298	22,984
Basic earnings per share:
Income from continuing operations (6)	$1.34	$1.42	$1.17	$0.94	$1.57
Income (loss) from discontinued operations (6)	—	—	—	(0.01)	0.68

Basic earnings per common share (6)	$1.34	$1.42	$1.17	$0.93	$2.25
Diluted earnings per common share:
Income from continuing operations (6)	$1.32	$1.40	$1.16	$0.93	$1.52
Income (loss) from discontinued operations (6)	—	—	—	(0.01)	0.66

Diluted earnings per common share (6)	$1.32	$1.40	$1.16	$0.92	$2.18
Weighted average shares outstanding – basic (6)	14,662	13,005	12,209	12,156	10,212
Weighted average shares outstanding – diluted (6)	14,903	13,139	12,332	12,355	10,520
Dividends declared per common share (6)	$0.20	$0.20	$0.20	$0.20	$0.16
Dividends paid	2,941	2,612	2,469	2,449	1,688
Working capital	34,869	30,357	19,934	13,531	18,517
Total assets	809,654	411,829	285,342	258,208	314,080
Short-term debt	24,471	12,304	10,001	10,002	10,003
Long-term debt	377,584	115,027	75,642	92,317	121,748
Stockholders’ equity	$253,020	$191,826	$146,628	$103,032	$119,938

1)	Fiscal 2012 results include a charge of $1,182 ($715 after-tax), related to the consolidation of the Kansas City, Missouri facility into other existing facilities, primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs. Results also include $5,608 ($3,727 after-tax) of integration expenses related to the acquisition of York.
2)	Fiscal 2011 results include a charge of $2,800 ($1,750 after-tax) related to the settlement of a legal dispute with the John Henry Company. Results also include a pre-tax reduction of $258 ($192 after-tax) to the initial charge recorded in fiscal 2010, in connection with the relocation of the Company’s corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility, to incorporate the impact of the additional sublease income on the sublease of the remaining unoccupied space.
3)	Fiscal 2010 results include a pre-tax gain of $3,451 ($2,141 after-tax) related to the sale of certain assets associated with the manufacture of gravure cylinders and a charge of $1,219 ($959 after-tax) for remaining lease obligations and other costs related to the relocation of the Company’s corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility.
4)	Fiscal 2009 results include a pre-tax charge of $2,553 ($1,634 after-tax) for expenses related to the closure of the Framingham manufacturing facility.
5)	Fiscal 2008 results include a pre-tax gain of $7,659 ($5,001 after-tax) on foreign currency forward contracts (included in income from continuing operations) and a pre-tax gain of $11,278 ($6,922 after-tax) from the sale of Quick Pak (included in income (loss) from discontinued operations).
6)	All share amounts have been adjusted to reflect the 3-for-2 stock split effective September 17, 2007.
7)	Certain prior year amounts have been reclassified to conform to the current year presentation.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of acquisitions completed during recent fiscal years that would impact the comparability of the selected financial data noted above. During fiscal 2012, we acquired La Cromografica, WDH and York which have manufacturing plants in Italy, Poland, the U.S., Canada and Chile. During fiscal 2011, we acquired Monroe Etiquette and CentroStampa which have manufacturing plants in France and Italy, respectively. On February 29, 2008, we acquired Collotype which included seven label manufacturing plants in Australia, South Africa and the United States.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share data)

Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of the Company’s financial condition and results of operations.

RESULTS OF OPERATIONS

The following table shows for the periods indicated, certain components of Multi-Color’s consolidated statements of income as a percentage of net revenues.

	Percentage of Net Revenues
	2012	2011	2010
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	80.7%	79.9%	82.4%

Gross profit	19.3%	20.1%	17.6%
Selling, general and administrative expenses	10.1%	9.9%	10.0%
Gain on sale of certain cylinder assets	—	—	(1.2%)
Loss on legal settlement	—	0.8%	—
Facility closure expense/(income), net	0.2%	(0.1%)	0.5%

Operating income	9.0%	9.5%	8.3%
Interest expense	2.9%	2.1%	1.7%
Other expense (income), net	(0.1%)	(0.1%)	(0.1%)

Income before income taxes	6.2%	7.5%	6.7%
Income tax expense	2.3%	2.1%	1.5%

Net income	3.9%	5.4%	5.2%
Loss attributable to non-controlling interests	—	—	—

Net income attributable to Multi-Color Corporation	3.9%	5.4%	5.2%

EXECUTIVE SUMMARY

We provide a complete line of innovative decorative label solutions and offer a variety of technical and graphic services to our customers based on their specific needs and requirements. Our customers include a wide range of consumer product companies and we supply labels for many of the world’s best known brands and products, including personal care, fabric care, food, beverages and wine & spirit.

During fiscal 2012, the Company had net revenues of $510,247 compared to $338,284 in the prior year. The majority of the increase in revenues was due to acquisitions and start-ups occurring after the beginning of fiscal 2011 which contributed $151,446 or 45% of the revenue increase. The remaining increase was due to a 2% increase in sales volume, a 2% favorable sales mix impact and a 2% favorable foreign exchange impact.

Gross profit increased $30,306 or 45% compared to the prior year. The acquisitions and start-ups occurring after the beginning of fiscal 2011 contributed 31% to the gross profit increase. The remaining increase was due to the impact of foreign exchange, higher sales volumes and favorable sales mix impacts. Gross margins decreased to 19% from 20% of sales revenues compared to the prior year.

Operating income increased $13,291 or 41% compared to the prior year. The acquisitions and start-ups occurring after the beginning of fiscal 2011 contributed 28% to the operating income increase. The remaining increase in operating income was due primarily to the impact of favorable foreign exchange rates, higher sales volumes, favorable sales mix impact and other cost decreases partially offset by integration expenses related to the York acquisition.

The label markets we serve continue to experience a competitive environment and price pressures. We continually search for ways to reduce our costs through improved production and labor efficiencies, reduced substrate waste, new substrate options and lower substrate pricing.

We have continued to make progress in expanding our customer base and portfolio of products, services and manufacturing locations in order to address issues related to customer concentration. During 2012, 2011 and 2010, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 18%, 22% and 28%, respectively, of the Company’s consolidated net revenues. Approximately 14%, 16% and 18% of sales in 2012, 2011 and 2010, respectively, were to the Procter & Gamble Company; approximately 4%, 6% and 10% of sales in 2012, 2011 and 2010, respectively, were to the Miller Brewing Company. Sales concentration with our major customers has been significantly reduced since we have added new customers and products with our acquisitions of York, WDH, La Cromografica, Monroe Etiquette, CentroStampa and Collotype which have manufacturing operations in the U.S., Canada, Chile, Poland, France, Italy, Australia and South Africa.

Our vision is global leadership in premium label solutions. We currently serve customers located throughout North, Central and South America, Australia, South Africa, New Zealand, Europe and China. We continue to monitor and analyze new trends in the packaging and consumer products industries to ensure that we are providing appropriate services and products to our customers. Certain factors that influence our business include consumer spending, new product introductions, new packaging technologies and demographics.

Our primary objective for fiscal year 2013 is the integration of acquisitions completed in fiscal year 2012. Integration activity included in fiscal 2012 was the transfer of the wet glue label business acquired in the La Cromografica acquisition to CentroStampa to consolidate wet glue operations. Going forward, La Cromografica will concentrate on short run pressure sensitive labels. The Montreal, Canada sheet fed wine & spirit label business acquired in the York acquisition was transferred to the Sonoma, California plant to provide better customer service and reduce cost. The Montreal sheet fed consumer product label business was transferred to Watertown, Wisconsin to utilize available capacity on newer and enhanced equipment. The Kansas City plant acquired in the York acquisition was closed in May 2012 and the business successfully transferred to other U.S. plants to reduce cost. We will continue our plans to integrate the York acquisition to achieve expected synergy savings throughout fiscal 2013.

Recent Acquisitions

On April 2, 2012, the Company acquired Labelgraphics Ltd. in Glasgow, Scotland for $26,400 less net debt. The purchase price includes a future performance based earn out of approximately 25% of the above total.

On October 3, 2011, the Company acquired York, including its joint venture in Santiago, Chile, for $329,204 plus net debt assumed of $9,870. Headquartered in Omaha, Nebraska, York is a leader in the home & personal care, food & beverage and wine & spirit label markets with manufacturing facilities in the U.S., Canada and Chile. The acquisition is expected to strengthen Multi-Color’s presence in its core markets through the combination of the Company’s existing customer relationships with York’s customer base.

The Company plans to leverage York’s strength in pressure sensitive label technologies to expand into new market segments. In addition, Multi-Color can offer all label technologies including IML, heat transfer and shrink sleeve to York’s customers. The combined entities of Multi-Color and York anticipate opportunities to leverage raw material purchases and streamline suppliers.

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date of 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $315,000 term loan to be made available to the Company in a single drawing. The amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY) and increased the commitment fee. In October 2011, the Company drew down on the additional term loan in conjunction with the York acquisition (see Note 3). Upon drawing down on the additional term loan the maximum leverage ratio permitted increased to 4.25 to 1.00 with scheduled step downs and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00. The interest rate margins for loans based on LIBOR and BBSY range from 2.00% to 3.50%. The Credit Facility contains an election to increase the facility by up to an additional $100,000 subject to agreement by one or more lenders to increase its commitment. The Company incurred $8,562 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. In September 2011, the Company entered into the fourth amendment to the Credit Facility. The amendment excludes certain subsidiaries of York from the requirements to become guarantors under the Credit Facility.

On July 1, 2011, the Company acquired WDH, a consumer products and spirit label company located in Warsaw, Poland, for $7,760 plus net debt assumed of $4,019. The purchase price included a contingent payment to be made to the selling shareholders if certain financial targets are reached. The financial targets were reached in calendar year 2011 and the contingent payment was made in the fourth quarter of fiscal 2012. WDH supplies a number of large consumer products to international brand owners in home & personal care markets, consistent with MCC’s largest customers in the U.S.

On May 2, 2011, the Company entered into agreements to buy 70% ownership in two label operations in Latin America; one in Santiago, Chile and the other in Mendoza, Argentina with a regional partner owning the remaining 30%. MCC’s investment including debt assumed was approximately $3,900. The label operations focus on providing premium labels to the expanding Latin American wine & spirit markets. In September 2011, the Company bought the regional partner’s 30% ownership interest in the two label operations in Latin America for 40,000 shares of Multi-Color stock. As a result, MCC now owns 100% of the acquired label operations in Chile and Argentina.

On April 1, 2011, the Company acquired La Cromografica, an Italian wine label specialist, for a purchase price of approximately $9,880 payable in cash plus net debt assumed. La Cromografica is located in Florence, Italy and specializes in high quality wine labels for premium Italian wines.

On October 1, 2010, MCC acquired Monroe Etiquette for $9,896, plus net debt assumed. The selling shareholder received approximately 89% of the proceeds in the form of cash on October 1, 2010. The remaining 11% of the purchase price will be paid in cash, but is deferred for five years after the closing date. Monroe Etiquette provides labels to the premium French wine market.

On July 1, 2010, pursuant to the stock purchase agreement, the Company acquired CentroStampa for $58,199 less net debt assumed but including a contingent payment. The selling shareholders received approximately 80% of the proceeds in the form of cash and 20% in the form of 935 shares of MCC common stock. This stock represented approximately 8% of MCC’s shares outstanding immediately prior to consummation of the acquisition. At the date of acquisition, 5% of the purchase price was subject to achieving certain financial targets. On December 31, 2010, these financial targets subject to certain quantitative measures required to realize the contingent payment were satisfied in full and the entire liability was paid in July 2011.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2012 AND MARCH 31, 2011

	2012	2011	$ Change	% Change
Net Revenues	$510,247	$338,284	$171,963	51%

Net revenues increased 51% to $510,247 from $338,284. The majority of the increase in revenues was due to acquisitions and start-ups that occurred after the beginning of fiscal 2011, which contributed $151,446 or 45% of the revenue increases. The remaining increase was due to a 2% increase in sales volume, a 2% favorable sales mix impact and a 2% favorable foreign exchange impact.

	2012	2011	$ Change	% Change
Cost of Revenues	$411,963	$270,306	$141,657	52%
% of Net Revenues	80.7%	79.9%
Gross Profit	$98,284	$67,978	$30,306	45%
% of Net Revenues	19.3%	20.1%

Cost of revenues increased 52% or $141,657. The majority of the increase in cost of revenues was due to acquisitions and start-ups that occurred after the beginning of fiscal 2011, which contributed 48% to the cost of revenue increase. The remaining increase was due to an increase in sales volume and the favorable impact of sales mix and foreign exchange rates.

Gross profit increased $30,306 or 45% compared to the prior year. The acquisitions and start-ups that occurred after the beginning of fiscal 2011 contributed 31% to the gross profit increase. The remaining increase was due to the impact of foreign exchange, higher sales volumes and favorable sales mix impacts. Gross margins decreased to 19% from 20% of sales revenues compared to the prior year due primarily to lower revenues and operational inefficiencies in the new Chilean operations acquired with York and the impact of the adjustment related to the step-up of finished goods and work-in-process inventory in the purchase price accounting for York.

Selling, General and Administrative (SG&A) and Other Operating Items

	2012	2011	$ Change	% Change
Selling, General and Administrative Expenses	$51,551	$33,176	$18,375	55%
% of Net Revenues	10.1%	9.9%
Facility Closure Expense/(Income), net	$1,182	$(258)	$1,440	558%
% of Net Revenues	0.2%	(0.1%)
Loss on Legal Settlement	$—	$2,800	$(2,800)	(100%)
% of Net Revenues	—%	0.8%

SG&A expenses increased $18,375 or 55% compared to the prior year due to the impact of acquisitions of $12,308, integration expenses related to the acquisition of York of $5,608, an increase in acquisition-related expenses of $1,180 and higher incentive compensation expense, partially offset by $1,658 of one-time severance and accelerated stock compensation charges in the prior year. The integration expenses consisted primarily of severance and other termination benefits and professional fees.

In January 2012, the Company announced plans to consolidate its manufacturing facility located in Kansas City, Missouri into its other existing facilities. In connection with the consolidation of the Kansas City facility, the Company incurred a charge of $1,182 in the fourth quarter of fiscal 2012 primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs.

In the fourth quarter of fiscal 2011, the Company recorded a charge of $2,800 related to the settlement of a legal dispute with the John Henry Company.

Interest and Other (Income) Expense

	2012	2011	$ Change	% Change
Interest Expense	$15,010	$7,021	$7,989	114%
Other (Income) Expense, net	$(583)	$(210)	$(373)	(178%)

Interest expense increased to $15,010 compared to $7,021 in the prior year due primarily to the increase in debt borrowings to finance acquisitions, primarily the York acquisition, the write-off of certain deferred financing fees in conjunction with the debt modification to the Company’s Credit Facility related to the York acquisition and the impact of foreign exchange rates.

Other income increased $373 due primarily to higher realized gains on foreign exchange in fiscal 2012.

	2012	2011	$ Change	% Change
Income Tax Expense	$11,456	$7,038	$4,418	63%

The Company’s effective tax rate was 37% in fiscal 2012 compared to 28% in the prior year due primarily to a higher percentage of income in higher tax jurisdictions and an increase in valuation allowances recorded in certain foreign jurisdictions. The Company expects its annual effective tax rate to be approximately 37% in fiscal year 2013 reflecting the higher percentage of income in the United States.

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

Selling, General and Administrative (SG&A) and Other Operating Items

	2011	2010	$ Change	% Change
Selling, General and Administrative Expenses	$33,176	$27,662	$5,514	20%
% of Net Revenues	9.9%	10.0%
Gain on Sale of Certain Cylinder Assets	$—	$(3,451)	$3,451	100%
% of Net Revenues	—%	(1.2%)
Loss on Legal Settlement	$2,800	$—	$2,800	100%
% of Net Revenues	0.8%	—%
Facility Closure Expense/(Income)	$(258)	$1,479	$(1,737)	(117%)
% of Net Revenues	(0.1%)	0.5%

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

Accounts Receivable

Our customers are primarily major consumer product, food, and wine & spirit companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The delinquency of an account receivable is determined based on these factors. The Company does not accrue interest on aged accounts receivable. Allowances are recorded and charged to expense when an account is deemed to be uncollectible.

Losses may also depend to some degree on current and future economic conditions. Although these conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal 2013. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the Company’s operating results and cash flows.

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

The Company’s $342,189 of goodwill at March 31, 2012 relates primarily to the acquisitions of Collotype in 2008, CentroStampa and Monroe Etiquette in fiscal 2011 and La Cromografica, WDH and York in fiscal 2012. The Company completed its annual goodwill impairment test in the fourth quarter of fiscal 2012. The first step of the impairment review compares the fair value of the Company to the carrying value. The fair value was independently calculated by American Appraisal as of February 29, 2012 by calculating Multi-Color’s marketable control equity value and comparing it to the Company’s book value of equity. The result of the first step did not indicate potential impairment as the estimated fair value of its reporting unit exceeded the carrying value by approximately $100,000. As a result, the second step of the impairment test was not required.

Impairment of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that assets might be impaired and the related carrying amounts may not be recoverable. The determination of whether impairment exists involves various estimates and assumptions, including the determination of the undiscounted cash flows estimated to be generated by the assets involved in the review. The cash flow estimates are based upon our historical experience, adjusted to reflect estimated future market and operating conditions. Measurement of an impairment loss requires a determination of fair value. We base our estimates of fair values on quoted market prices when available, independent appraisals as appropriate and industry trends or other market knowledge. Changes in the market condition and/or losses of a production line could have a material impact on the consolidated statements of income. The Company did not record any material impairment charges to long-lived assets during fiscal 2012.

Income Taxes

        The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Income taxes are recorded based on the current year amounts payable or refundable. Deferred income taxes are recognized at the enacted tax rates for the expected future tax consequences related to temporary differences between amounts reported for income tax purposes and financial reporting purposes as well as any tax attributes. Deferred income taxes are not provided for the undistributed earnings of subsidiaries operating outside of the U.S. that have been permanently reinvested in foreign operations.

We regularly review our deferred income tax balances for each jurisdiction to estimate whether these deferred income tax balances are more likely than not to be realized based on the information currently available. Projected future taxable income is based on forecasted results and assumptions as to the jurisdiction in which the income will be earned. The timing of reversals of any existing temporary differences is based on our methods of accounting for income taxes and current tax legislation. Unless the deferred tax balances are more likely than not to be realized, a valuation allowance is established to reduce the carrying values of any deferred tax balances until circumstances indicate that realization becomes more likely than not.

The Company establishes reserves for income tax related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities which would then result in additional taxes, penalties and interest due. Provisions for and changes to these reserves and any related net interest and penalties are included in income tax expense in the consolidated statement of income. Significant judgment is required when evaluating our tax provisions and determining our provision for income taxes. We regularly review our tax positions and we adjust the reserves as circumstances change.

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

The Company’s interest rate swaps (Swaps) have been designated as effective cash flow hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other comprehensive income. If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recorded in the consolidated income statement. See Note 9.

The Company manages foreign currency exchange rate risk by entering into forward currency contracts. The forward contracts have been designated as effective fair value hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in the consolidated income statement. See Note 9.

Fair Value Measurements

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

The Company has five interest rate Swaps, four non-amortizing Swaps with a total notional amount of $165,000 and a $40,000 amortizing Swap with a notional value of $8,000 at March 31, 2012, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income.

The Company has entered into multiple forward contracts to fix the U.S. dollar value of presses and other equipment. The forward contracts were designated as fair value hedges. The Company adjusts the carrying value of the derivative to the estimated fair value and records the adjustment in the consolidated income statement.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill annually for impairment, as of the last day of February of each fiscal year, by comparing the fair value of the reporting unit goodwill via an independent appraisal to its carrying amount. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values.

Liquidity and Capital Resources

        Net cash flows provided by operating activities in 2012 were $56,477, an increase of $19,394 compared to the $37,083 provided by operating activities in 2011. The increase was due to cash generated from earnings, lower inventory balances and higher accounts payable balances partially offset by higher income tax payments. Net cash flows provided by operating activities in 2011 were $37,083, an increase of $9,528 compared to the $27,555 provided by operating activities in 2010. The increase was due to cash generated from earnings, lower inventory balances and higher accounts payable balances partially offset by higher income tax payments. The consolidated days sales outstanding (DSO) at March 31, 2012 and 2011 was approximately 53 and 52 days, respectively.

Net cash flows used in investing activities were $294,891 in 2012, $55,497 in 2011 and $1,027 in 2010. The investing activities in 2012 include capital expenditures of $23,008, investments in acquisitions of $275,872 and other items of $32, partially offset by proceeds from the sale of property, plant and equipment of $4,021. The investing activities in 2011 include capital expenditures of $13,102, investments in acquisitions of $43,092 and other items of $113, partially offset by proceeds from the sale of property, plant and equipment of $810. The investing activities in 2010 include capital expenditures of $6,317, partially offset by proceeds from the sale of property, plant and equipment and the gravure cylinder business of $5,055.

Capital expenditures of $23,008 in 2012 and $13,102 in 2011 were funded primarily from cash flow from operations. Capital expenditures in fiscal 2012 were related primarily to the purchase of new presses. The projected amount of capital expenditures for 2013 is $26,000.

Cash provided by financing activities in 2012 was $233,781 compared to cash provided by financing activities of $23,875 in 2011. During 2012, net debt borrowings were $255,883, debt issue costs were $8,562 and dividends paid were $2,941 compared to net debt borrowings of $28,195, debt issue costs of $1,682 and dividends paid of $2,612 during 2011. Also in 2012, the Company paid $12,186 for contingent consideration related to the acquisitions of CentraStampa and WDH.

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date of 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $315,000 term loan to be made available to the Company in a single drawing. The amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY) and increased the commitment fee. In October 2011, the Company drew down on the additional term loan in conjunction with the York acquisition (see Note 3). Upon drawing down on the additional term loan, the maximum leverage ratio permitted increased to 4.25 to 1.00 with scheduled step downs and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00. The interest rate margins for loans based on LIBOR and BBSY range from 2.00% to 3.50%. The Credit Facility contains an election to increase the facility by up to an additional $100,000 subject to agreement by one or more lenders to increase its commitment. At March 31, 2012, the aggregate principal amount of $495,875 under the Credit Facility is comprised of the following: (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $325,875 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. Commencing on March 31, 2012, the term loan will amortize quarterly based on the following schedule: (i) March 31, 2012 through December 31, 2013—amortization of $4,125, (ii) March 31, 2014 through December 31, 2015—amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016—amortization of $12,375, with the balance due at maturity. In September 2011, the Company entered into the fourth amendment to the Credit Facility. The amendment excludes certain subsidiaries of York from the requirements to become guarantors under the Credit Facility.

The Company incurred $8,562 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. In conjunction with the modification to our debt in the third amendment to the Credit Facility, the Company recorded a charge to interest expense of $490 to write-off certain deferred financing fees. The Company recorded $1,474 and $555 in interest expense for the years ended March 31, 2012 and 2011, respectively, in the consolidated statement of income to amortize deferred financing costs.

The Credit Facility may be used for working capital, capital expenditures and other corporate purposes. Loans under the U.S. Revolving Credit Facility and Term Loan Facility bear interest either at: (i) base rate (as defined in the credit agreement) plus the applicable margin for such loans which range from 1.00% to 2.50%; or (ii) the applicable London interbank offered rate, plus the applicable margin for such loans which ranges from 2.00% to 3.50% based on the Company’s leverage ratio at the time of the borrowing. Loans under the Australian Sub-Facility bear interest at the BBSY Rate plus the applicable margin for such loans, which ranges from 2.00% to 3.50% based on the Company’s leverage ratio at the time of the borrowing.

Available borrowings under the Credit Facility at March 31, 2012 consisted of $69,100 under the U.S. Revolving Credit Facility and $40,000 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at March 31, 2012 in the amount of $9,424.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at March 31, 2012: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.25 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of certain subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of March 31, 2012.

        In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 2.00% to 3.50% based on the Company’s leverage ratio. The fixed interest rates at March 31, 2012 were 6.95% and 6.54% on the non-amortizing and amortizing Swaps, respectively. The notional balance of the amortizing Swap was $8,000 and $16,000 at March 31, 2012 and 2011, respectively.

In October 2011, in connection with the draw down on the $315,000 term loan for the acquisition of York, the Company entered into three forward starting non-amortizing Swaps for a total notional amount of $125,000 to convert variable rate debt for fixed rate debt (see

Note 9). The Swaps are effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Facility.

We believe that we have both sufficient short and long-term liquidity and financing. We had a working capital position of $34,869 and $30,357 at March 31, 2012 and March 31, 2011, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

The following table summarizes the Company’s contractual obligations as of March 31, 2012:

(in thousands)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$389,033	$17,444	$21,512	$33,427	$37,125	$279,525	$—
Capital leases	13,022	7,027	3,628	1,884	397	86	—
Interest on long-term debt (1)	74,493	18,450	17,158	16,508	15,997	6,380	—
Rent due under operating leases	62,905	10,451	9,069	8,680	7,821	6,148	20,736
Unconditional purchase obligations	2,307	2,243	46	9	9	—	—
Pension and post retirement obligations	901	23	13	45	69	82	669
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	22,398	21,309	—	—	1,089	—	—

Total contractual obligations	$565,059	$76,947	$51,426	$60,553	$62,507	$292,221	$21,405

1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of March 31, 2012.
2)	The table excludes $3,616 in liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

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

In June 2011, the FASB issued revised accounting guidance to modify the presentation requirements for comprehensive income. The amendment gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. This guidance (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, which for the Company is the fiscal year beginning April 1, 2012. This guidance is not expected to have a material impact on the Company. This guidance will have an impact on the disclosures related to comprehensive income.

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

In December 2010, the FASB issued revised accounting guidance to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for fiscal years beginning on or after December 15, 2010, which for the Company was the fiscal year beginning April 1, 2011. This guidance did not have a material impact on the Company however this guidance did have an impact on the disclosures related to pro formas.

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

Multi-Color is exposed to market risks from changes in interest rates on certain of its outstanding debt. The outstanding loan balance under our Credit Facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Australia. In April 2008, the Company entered into two interest rate swaps (Swaps), a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 2.00% to 3.50% based on the Company’s leverage ratio (see Note 9 to the Company’s Consolidated Financial Statements). The notional balance of the amortizing Swap was $8,000 at March 31, 2012. In October 2011, in connection with the draw down of the $315,000 term loan for the acquisition of York, the Company entered into three forward starting non-amortizing Swaps for a total notional amount of $125,000 to convert variable rate debt for fixed rate debt. The Swaps are effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Facility. Based on the outstanding debt at March 31, 2012, a 100 basis point change in the interest rate would change interest expense by approximately $3,435 annually.

Foreign currency exchange risk arises from our international operations in Australia, South Africa, Europe, China, Canada and South America as well as from transactions with customers or suppliers denominated in foreign currencies. The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rate for each monthly period. As foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. During fiscal 2012, approximately 38% of our net sales were made by our foreign subsidiaries and their combined net income was 48% of the Company’s net income.

The balance sheets of our foreign subsidiaries are translated into U.S. dollars at the closing exchange rates of each monthly balance sheet date. During fiscal 2012, the Company recorded an unrealized foreign currency translation loss of $5,580 in other comprehensive income as a result of movements in foreign currency exchange rates related to the Australian Dollar, South African Rand, Euro, Argentinean Peso, Chilean Peso, Polish Zloty, Chinese Yuan and Canadian Dollar. See Notes 2 and 19 to the Company’s Consolidated Financial Statements.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Multi-Color Corporation (the Company) is responsible for the preparation and accuracy of the financial statements and other information included in this report. The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including Multi-Color’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2012, based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

The Company’s assessment of and conclusion on the effectiveness of its internal control over financial reporting did not include the internal controls of York Label Group, which was acquired during fiscal 2012 and is included in the 2012 consolidated financial statements. The acquired companies constituted 45% of the Company’s assets as of March 31, 2012, and 22% of revenues, for the year end March 31, 2012.

Based on the Company’s evaluation, management concluded that internal control over financial reporting was effective as of March 31, 2012. The Company’s internal control over financial reporting as of March 31, 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is presented in these financial statements on page 31.

June 14, 2012

/s/ Nigel A. Vinecombe
Nigel A. Vinecombe President and Chief Executive Officer (Principal Executive Officer)

/s/ Sharon E. Birkett
Sharon E. Birkett Vice President, Chief Financial And Accounting Officer, Secretary (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 14, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

June 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

We have audited Multi-Color Corporation’s (an Ohio corporation) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Multi-Color Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on Multi-Color Corporation’s internal control over financial reporting based on our audit. Our audit of, and opinion on, Multi-Color Corporation’s internal control over financial reporting does not include internal control over financial reporting of York Label Group, a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 45 and 22 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2012. As indicated in Management’s Report, York Label Group was acquired during 2012 and therefore, management’s assertion on the effectiveness of Multi-Color Corporation’s internal control over financial reporting excluded internal control over financial reporting of York Label Group.

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

In our opinion, Multi-Color Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Multi-Color Corporation and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended March 31, 2012 and our report dated June 14, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

June 14, 2012

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31

(In thousands, except per share data)

	2012	2011	2010
Net revenues	$510,247	$338,284	$276,821
Cost of revenues	411,963	270,306	228,220

Gross profit	98,284	67,978	48,601
Selling, general and administrative expenses	51,551	33,176	27,662
Gain on sale of certain cylinder assets	—	—	(3,451)
Loss on legal settlement	—	2,800	—
Facility closure expense/(income), net	1,182	(258)	1,479

Operating income	45,551	32,260	22,911
Interest expense	15,010	7,021	4,753
Other (income) expense, net	(583)	(210)	(326)

Income before income taxes	31,124	25,449	18,484
Income tax expense	11,456	7,038	4,216

Net income	19,668	18,411	14,268
Loss attributable to non-controlling interests	32	—	—

Net income attributable to Multi-Color Corporation	$19,700	$18,411	$14,268

Weighted average shares and equivalents outstanding:
Basic	14,662	13,005	12,209
Diluted	14,903	13,139	12,332

Basic earnings per common share	$1.34	$1.42	$1.17
Diluted earnings per common share	$1.32	$1.40	$1.16
Dividends per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of March 31

(In thousands, except per share data)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$10,014	$15,152
Accounts receivable, net	96,179	54,564
Other receivables	4,451	201
Inventories, net	44,176	26,275
Deferred tax asset	5,858	3,598
Prepaid expenses and other current assets	6,424	2,838

Total current assets	167,102	102,628
Assets held for sale	159	500
Property, plant and equipment, net	173,137	108,173
Goodwill	342,189	158,553
Intangible assets, net	116,828	38,020
Deferred financing fees and other non-current assets	7,661	1,549
Deferred tax asset	2,578	2,406

Total assets	$809,654	$411,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,471	$12,304
Accounts payable	55,947	31,717
Accrued and other liabilities	51,815	28,250

Total current liabilities	132,233	72,271
Long-term debt	377,584	115,027
Deferred tax liability	31,284	21,408
Other liabilities	15,533	11,297

Total liabilities	556,634	220,003
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 16,138 and 13,325 shares issued and outstanding at March 31, 2012 and March 31, 2011, respectively	958	677
Paid-in capital	123,244	73,374
Treasury stock, 70 and 69 shares at cost at March 31, 2012 and March 31, 2011, respectively	(655)	(647)
Restricted stock	(375)	(400)
Retained earnings	120,037	103,278
Accumulated other comprehensive income	9,811	15,544

Total stockholders’ equity	253,020	191,826

Total liabilities and stockholders’ equity	$809,654	$411,829

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Common Stock
	Number of Shares Issued	Amount	Paid-In Capital	Treasury Stock	Restricted Stock	Non-Controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
March 31, 2009	12,374	$575	$63,634	$(180)	$(2,904)	$—	$75,680	$(33,773)	$103,032
Net income							14,268		14,268
Other comprehensive income:
Unrealized foreign currency translation gain								29,282	29,282
Unrealized gain on interest rate swaps, net of tax of $231								346	346
Additional minimum pension liability adjustment, net of tax of $86								130	130

Total comprehensive income									44,026

Issuance of common stock	23	1	37						38
Excess tax deficiency from stock based compensation			(193)						(193)
Restricted stock grant		1	249		(250)				—
Share-based compensation			879		1,374				2,253
Shares acquired under employee plans				(59)					(59)
Common stock dividends							(2,469)		(2,469)

March 31, 2010	12,397	$577	$64,606	$(239)	$(1,780)	$—	$87,479	$(4,015)	$146,628
Net income							18,411		18,411
Other comprehensive income:
Unrealized foreign currency translation gain								19,378	19,378
Unrealized gain on interest rate swaps, net of tax of $133								209	209
Additional minimum pension liability adjustment, net of tax of $18								(28)	(28)

Total comprehensive income									37,970

Issuance of common stock	997	99	8,172						8,271
Excess tax deficiency from stock based compensation			(368)						(368)
Restricted stock grant		1	249		(250)				—
Restricted stock forfeiture			(51)		51				—
Share-based compensation			766		1,579				2,345
Shares acquired under employee plans				(408)					(408)
Common stock dividends							(2,612)		(2,612)

March 31, 2011	13,394	$677	$73,374	$(647)	$(400)	$—	$103,278	$15,544	$191,826
Net income (loss)						(32)	19,700		19,668
Other comprehensive income:
Unrealized foreign currency translation loss								(5,580)	(5,580)
Unrealized gain on interest rate swaps, net of tax of $51								81	81
Additional minimum pension liability adjustment, net of tax of $146								(234)	(234)

Total comprehensive income									13,935

Acquisition of non-controlling interest						939			939
Non-controlling interest activity						(65)			(65)
Buy-out of non-controlling interest						(842)			(842)
Issuance of common stock	2,813	280	48,496						48,776
Excess tax benefit from stock based compensation			338						338
Restricted stock grant		1	249		(250)				—
Share-based compensation			787		275				1,062
Shares acquired under employee plans	1			(8)					(8)
Common stock dividends							(2,941)		(2,941)

March 31, 2012	16,208	$958	$123,244	$(655)	$(375)	$—	$120,037	$9,811	$253,020

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31

(In thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Multi-Color Corporation	$19,700	$18,411	$14,268
Adjustments to reconcile net income attributable to MCC to net cash provided by operating activities:
Depreciation	20,718	13,173	11,266
Amortization	6,456	3,321	1,832
Net (gain) loss on facility closure	—	(258)	711
Net (gain) loss on disposal of property, plant and equipment	(160)	280	251
Net gain on sale of certain cylinder assets	—	—	(3,451)
Loss on write-off of deferred financing fees	490	—	—
Increase in deferred compensation	—	14	183
Stock based compensation expense	1,062	2,345	2,253
Excess tax (benefit)/deficiency from stock based compensation	(338)	368	193
Impairment loss on long-lived assets	—	31	1,035
Deferred taxes, net	5,649	1,503	(716)
Net (increase) decrease in accounts receivable	(1,766)	(789)	713
Net (increase) decrease in inventories	3,544	1,059	(863)
Net (increase) decrease in prepaid expenses and other	1,699	385	2,401
Net increase (decrease) in accounts payable	(2,389)	523	(2,347)
Net increase (decrease) in accrued expenses and other liabilities	1,812	(3,283)	(174)

Net cash provided by operating activities	56,477	37,083	27,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,008)	(13,102)	(6,317)
Investment in acquisitions, net of cash acquired	(275,872)	(43,092)	—
Net refund/(payment) of escrow on acquisition of business	—	(88)	235
Proceeds from sale of property, plant and equipment	4,021	810	5,055
Other	(32)	(25)	—

Net cash used in investing activities	(294,891)	(55,497)	(1,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	157,077	116,228	64,113
Payments under revolving line of credit	(207,069)	(78,033)	(73,448)
Borrowings of long-term debt	315,000	—	—
Repayment of long-term debt	(9,125)	(10,000)	(10,000)
Payment of acquisition related contingent consideration	(12,186)	—	—
Proceeds from issuance of common stock	1,249	342	38
Excess tax benefit/(deficiency) from stock based compensation	338	(368)	(193)
Debt issuance costs	(8,562)	(1,682)	—
Dividends paid	(2,941)	(2,612)	(2,469)

Net cash provided by/(used in) financing activities	233,781	23,875	(21,959)

Effect of foreign exchange rate changes on cash	(505)	1,542	386

Net (decrease)/increase in cash and cash equivalents	(5,138)	7,003	4,955
Cash and cash equivalents, beginning of year	15,152	8,149	3,194

Cash and cash equivalents, end of year	$10,014	$15,152	$8,149

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)	THE COMPANY

Multi-Color Corporation (Multi-Color, MCC, We, Us, Our or the Company), headquartered in Cincinnati, Ohio, is a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home & personal care, wine & spirit, food & beverage, healthcare and specialty consumer products. MCC serves international brand owners in North, Central and South America, Europe, Australia, New Zealand, South Africa and China with a comprehensive range of the latest label technologies in Pressure Sensitive, Glue-Applied (Cut and Stack), In-Mold, Shrink Sleeve and Heat Transfer.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

References to 2012, 2011 and 2010 are for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. The consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has one reportable segment. Certain prior year balances have been reclassified to conform to current year classifications.

On October 3, 2011, the Company acquired York Label Group (York), including its joint venture in Santiago, Chile. Headquartered in Omaha, Nebraska, York is a leader in the home & personal care, food & beverage and wine & spirit label markets with manufacturing facilities in the U.S., Canada and Chile. The acquisition is expected to strengthen Multi-Color’s presence in its core markets through the combination of the Company’s existing customer relationships with York’s customer base.

On July 1, 2011, the Company acquired Warszawski Dom Handlowy (WDH), a consumer products and spirit label company located in Warsaw, Poland. WDH supplies a number of large consumer products to international brand owners in home & personal care markets, consistent with MCC’s large customers in the U.S.

On May 2, 2011, the Company acquired 70% ownership in two label operations in Latin America, one in Santiago, Chile and the other in Mendoza, Argentina. These label operations focus on providing premium labels to the expanding Latin American wine & spirit markets. In September 2011, the Company bought the regional partner’s 30% ownership interest in the two label operations in Latin America. MCC now owns 100% of the label operations in Chile and Argentina. In the third quarter of fiscal 2012, we merged the Chilean company into the Chilean operations acquired in the York acquisition.

On April 1, 2011, we acquired La Cromografica, an Italian wine label specialist located in Florence, Italy. La Cromografica specializes in high quality wine labels for Italian premium wines and provides further access to the Italian wine label market.

During the third quarter of fiscal 2011, the Company announced plans to invest in establishing operations in China. The operations, which are located in the major southern city of Guangzhou, became fully operational in the first quarter of fiscal 2012.

On October 1, 2010, the Company acquired Monroe Etiquette, a French wine label specialist. The acquisition reinforced MCC’s commitment to expanding its global presence in the wine label market.

On July 1, 2010, the Company acquired Guidotti CentroStampa (CentroStampa), a leading European wine & spirit and olive oil label specialist based in Tuscany, Italy. The acquisition expanded MCC’s global presence in the wine & spirit label market and provided an entry into the olive oil label market.

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

Cash and Cash Equivalents

The Company records all highly liquid short-term investments with maturities of three months or less as cash equivalents. At March 31, 2012 and 2011, the Company had cash in foreign bank accounts of $9,239 and $14,949, respectively.

Accounts Receivable

Our customers are primarily major consumer product, food, and wine & spirit companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The delinquency of an account receivable is determined based on these factors. The Company does not accrue interest on aged accounts receivable. Allowances are recorded and charged to expense when an account is deemed to be uncollectible.

Losses may also depend to some degree on current and future economic conditions. Although these conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal 2013. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the Company’s operating results and cash flows.

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

Income Taxes

The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Income taxes are recorded based on the current year amounts payable or refundable. Deferred income taxes are recognized at the enacted tax rates for the expected future tax consequences related to temporary differences between amounts reported for income tax purposes and financial reporting purposes as well as any tax attributes. Deferred income taxes are not provided for the undistributed earnings of subsidiaries operating outside of the U.S. that have been permanently reinvested in foreign operations.

We regularly review our deferred income tax balances for each jurisdiction to estimate whether these deferred income tax balances are more likely than not to be realized based on the information currently available. Projected future taxable income is based on forecasted results and assumptions as to the jurisdiction in which the income will be earned. The timing of reversals of any existing temporary differences is based on our methods of accounting for income taxes and current tax legislation. Unless the deferred tax balances are more likely than not to be realized, a valuation allowance is established to reduce the carrying values of any deferred tax balances until circumstances indicate that realization becomes more likely than not.

The Company establishes reserves for income tax related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities which would then result in additional taxes, penalties and interest due. Provisions for and changes to these reserves and any related net interest and penalties are included in income tax expense in the consolidated statement of income. Significant judgment is required when evaluating our tax provisions and determining our provision for income taxes. We regularly review our tax positions and we adjust the reserves as circumstances change.

Earnings per Common Share

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 222, 515 and 560 shares in the twelve months ended March 31, 2012, 2011 and 2010, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations (shares in thousands):

	2012		2011		2010
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	14,662	$1.34	13,005	$1.42	12,209	$1.17
Effect of dilutive stock options	241	(0.02)	134	(0.02)	123	(0.01)

Diluted EPS	14,903	$1.32	13,139	$1.40	12,332	$1.16

Advertising Costs

Advertising costs are charged to expense as incurred and were minimal in 2012, 2011 and 2010.

Research and Development Costs

Research and development costs are charged to expense as incurred and were $3,494, $2,628 and $2,658 in 2012, 2011 and 2010, respectively.

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

The Company has five interest rate Swaps (Swaps), four non-amortizing Swaps with a total notional amount of $165,000 and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income.

The Company has entered into multiple forward contracts to fix the U.S. dollar value of presses and other equipment. The forward contracts were designated as fair value hedges. The Company adjusts the carrying value of the derivative to the estimated fair value and records the adjustment in the consolidated income statement.

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

Foreign Exchange

The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive income as a component of stockholders’ equity and were a loss of $5,580 during fiscal 2012 and a gain of $19,378 during fiscal 2011 (See Note 19).

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

The Company manages interest costs using a mixture of fixed rate and variable rate debt. Additionally, the Company enters into Swaps whereby it agrees to exchange with a counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

The Company’s Swaps have been designated as effective cash flow hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other comprehensive income. If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recorded in the consolidated statement of income.

The Company manages foreign currency exchange rate risk by entering into forward currency contracts. The forward contracts have been designated as effective fair value hedges at inception and on an ongoing quarterly basis and therefore, any changes in fair value are recorded in the consolidated statement of income.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued.

New Accounting Pronouncements

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

In June 2011, the FASB issued revised accounting guidance to modify the presentation requirements for comprehensive income. The amendment gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. This guidance (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, which for the Company is the fiscal year beginning April 1, 2012. This guidance is not expected to have a material impact on the Company. This guidance will have an impact on the disclosures related to comprehensive income.

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

In December 2010, the FASB issued revised accounting guidance to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendment also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for fiscal years beginning on or after December 15, 2010, which for the Company was the fiscal year beginning April 1, 2011. This guidance did not have a material impact on the Company. This guidance did have an impact on the disclosures related to pro formas.

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

(3)	ACQUISITIONS

Adhesion Holdings, Inc (York Label Group) Summary

On October 3, 2011, the Company acquired 100% of York Label Group (York), including its joint venture in Santiago, Chile. Headquartered in Omaha, Nebraska, York is a leader in the home & personal care, food & beverage and wine & spirit label markets with manufacturing facilities in the U.S., Canada and Chile. The acquisition is expected to strengthen Multi-Color’s presence in its core markets through the combination of the Company’s existing customer relationships with York’s customer base.

The Company plans to leverage York’s strength in pressure sensitive label technologies to expand into new market segments. In addition, Multi-Color can offer all label technologies including IML, heat transfer and shrink sleeve to York’s customers. The combined entities of Multi-Color and York anticipate opportunities to leverage raw material purchases and streamline suppliers. The results of York’s operations have been included in the Company’s consolidated financial statements beginning October 3, 2011.

The purchase price for York consisted of the following:

Cash from proceeds of borrowings	$261,211
MCC common stock (2,664 shares issued)	46,684
Deferred payment	21,309

329,204
Net debt assumed	9,870

$339,074

The Company issued 2,664 shares of its common stock to York with a restriction on sale or transfer within two years of the closing date. All shares are restricted from sale until the one year anniversary of the closing date of the transaction and 50% of the shares are restricted from sale from the one year anniversary date to the two year anniversary date of the closing of the transaction. The value of this stock was based on the estimated fair value determined using the average share price ($21.91 per share) of common shares on October 3, 2011, the day of the closing of the transaction. The stock value was then reduced by 20% to reflect the estimated fair value of the discount for the one to two year sale restriction as determined by an independent valuation.

The cash portion of the purchase price was funded through borrowings under the amended Credit Facility (see Note 8 for details of the Credit Facility). Assumed net debt included $10,479 of bank debt and capital leases, less $609 of cash acquired. Of the purchase price, $21,309 was to be paid on April 1, 2012 and of this amount, $2,500 was required to be deposited into an escrow account to satisfy DLJ's indemnification obligations with respect to the transaction. On April 1, 2012, the Company paid DLJ $11,880 and deposited $2,500 into escrow in accordance with the Purchase Agreement. The balance due DLJ ($6,929) is subject to dispute as further described below and was placed into a separate escrow account by the Company. The Company spent a total of $1,384 in acquisition expenses related to the acquisition of York.

The Company is a party in a case styled DLJ South American Partners, L.P. (“DLJ”) v. Multi-Color Corporation, et al., Case No. C.A. No. 7417-CS which is pending in the Delaware Court of Chancery. In a complaint filed on April 13, 2012, DLJ alleges that the Company failed to make certain payments required by the Merger and Stock Purchase Agreement (the “Merger Agreement”) entered into by the Company with Adhesion Holdings, Inc., a Delaware corporation, DLJ, and Diamond Castle Partners IV, L.P., a Delaware limited partnership, (“Diamond Castle”), pursuant to which the Company acquired York Label Group. An affiliate of Diamond Castle has nominated Ari C. Benacerraf and Simon T. Roberts for election to the Board of Directors of the Company at its 2012 Annual Meeting of Shareholders. Mr. Benacerraf and Mr. Roberts are current members of the Company’s Board.

DLJ seeks the payment of $6,939 and interest, legal fees and other equitable relief that the Company is unable to reasonably estimate at this time. On May 18, 2012, the Company filed an answer, counterclaim and third party complaint asserting various causes of action against DLJ, Diamond Castle and affiliated entities arising out of their breaches of the Merger Agreement and other actions.

Warszawski Dom Handlowy (WDH) Summary

On July 1, 2011, the Company acquired WDH, a consumer products and spirit label company located in Warsaw, Poland. WDH supplies labels for a number of large consumer products to international brand owners in home & personal care markets, consistent with MCC’s large customers in the U.S. The results of WDH’s operations have been included in the Company’s consolidated financial statements beginning July 1, 2011.

The purchase price for WDH consisted of the following:

Cash from proceeds of borrowings	$3,953
Amount held in escrow	450
Deferred payment	438
Contingent consideration	2,919

7,760
Net debt assumed	4,019

$11,779

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 8 for details of the Credit Facility). Assumed net debt included $4,023 of capital leases and other debt, less $4 of cash acquired. At March 31, 2012, the Company had $398 in escrow, which is deferred for three years after the closing date. Any change in escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price. The Company spent $177 in acquisition expenses related to the acquisition of WDH.

The acquisition agreement provides for a contingent payment to be made to the selling shareholders if certain financial targets are reached. The financial targets were reached in calendar year 2011 and the contingent payment and deferred payment were made in the fourth quarter of fiscal year 2012.

La Cromografica Summary

On April 1, 2011, the Company acquired La Cromografica, an Italian wine label specialist located in Florence, Italy. La Cromografica specializes in high quality wine labels for premium Italian wines and provides further access to the Italian wine label market. The results of La Cromografica’s operations have been included in the Company’s consolidated financial statements beginning April 1, 2011.

The Purchase Price for La Cromografica consisted of the following:

Cash from proceeds of borrowings	$9,880
Net debt assumed	1,628

$11,508

The purchase price was paid at the end of June 2011 and funded through $9,880 of borrowings under the Credit Facility (see Note 8 for details of the Credit Facility). The Company assumed net debt of $1,628 which included $2,083 of bank debt and capital leases less $455 of cash acquired. The Company spent $41 in acquisition expenses related to the La Cromografica acquisition.

Monroe Etiquette Summary

On October 1, 2010, the Company acquired Monroe Etiquette, a French wine label specialist. The acquisition reinforced MCC’s commitment to expanding its global presence in the wine label market. The results of Monroe Etiquette’s operations were included in the Company’s consolidated financial statements beginning October 1, 2010.

The purchase price for Monroe Etiquette consisted of the following:

Cash from proceeds of borrowings	$8,984
Deferred payment	912

9,896
Net debt assumed	506

$10,402

The cash portion of the purchase price was funded through $8,984 of borrowings under the Credit Facility. Assumed net debt included $1,293 of bank debt and capital leases less $787 of cash acquired. The seller received approximately 89% of the proceeds in the form of cash on October 1, 2010. The remaining 11% of the purchase price will be paid in cash, but is deferred for five years after the closing date. The Company spent $63 in acquisition expenses related to the Monroe Etiquette acquisition.

Guidotti CentroStampa Summary

On July 1, 2010, the Company acquired Guidotti CentroStampa (CentroStampa), a leading European wine & spirit and olive oil label specialist based in Tuscany, Italy. The acquisition expanded MCC’s global presence in the wine & spirit label market and provided an entry into the olive oil label market. The results of CentroStampa’s operations were included in the Company’s consolidated financial statements beginning July 1, 2010.

The purchase price for CentroStampa consisted of the following:

Cash from proceeds of borrowings	$41,004
MCC common stock (935 shares issued)	7,928
Contingent consideration	9,267

$58,199

The Company issued 935 shares of its common stock to CentroStampa equity holders with a restriction on sale or transfer within one year of the closing date. The value of this stock was determined based on the estimated fair value. The Company used the closing market price on July 1, 2010 to determine the estimated fair market value. The stock value was then reduced by 17.6% to reflect the estimated fair value of the discount for the one year sale restriction as determined by an independent valuation.

The cash portion of the purchase price was funded through $41,004 of borrowings under the amended credit facility. Assumed net debt included $4,368 of bank debt and capital leases less $6,109 of cash acquired. The Company spent $912 in acquisition expenses related to the CentroStampa acquisition.

The selling shareholders have agreed to indemnify MCC with respect to the acquisition, including certain losses arising out of a breach of their warranties or covenants under the acquisition agreement. The acquisition agreement provides that 5% of the purchase price is subject to achieving certain financial targets and subject to certain quantitative measures. During the third quarter ended December 31, 2010, we adjusted the fair value of the contingent consideration related to the acquisition. The adjustment was based on information obtained during the third quarter relating to conditions that existed at the acquisition date. As a result, we treated this as a purchase price adjustment as of the acquisition date. On December 31, 2010, certain financial targets subject to certain quantitative measures required to realize the contingent payment were satisfied in full and the entire liability was paid in July 2011.

An additional 10% is held in escrow for up to five years to fund certain potential indemnification obligations of the selling shareholders. The Company had $5,617 and $7,322 at March 31, 2012 and March 31, 2011, respectively, in this escrow account. The escrow will be released from the first to the fifth anniversary of the date of closing in the amount of 2% of the purchase price per year in accordance with the provisions of the escrow agreement.

Purchase Price Allocation and Other Items

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for York will be finalized prior to the end of the second quarter of fiscal 2013 once independent fair value appraisals of assets and liabilities and valuation of tax liabilities are finalized. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for WDH will be finalized prior to the end of the first quarter of fiscal year 2013 once fair value appraisals of assets and valuation of tax liabilities are finalized. We do not anticipate any substantial changes to the preliminary purchase price or related allocation. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for La Cromografica was finalized during the fourth quarter of fiscal 2012 after fair value appraisals of assets and valuation of tax liabilities were finalized. There were no material changes to the preliminary purchase price or related allocation. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for CentroStampa and Monroe Etiquette was finalized during the fourth quarter of fiscal year 2011 after fair value appraisals of assets and valuation of tax liabilities were finalized. There were no material changes to the preliminary purchase price or related allocation.

Based on fair value estimates, the purchase price for CentroStampa, Monroe Etiquette and La Cromografica and the preliminary purchase price for WDH and York has been allocated to individual assets acquired and liabilities assumed as follows:

	CentroStampa	Monroe Etiquette	La Cromografica	WDH	York
Assets Acquired:
Cash, less debt assumed	$1,741	$—	$—	$—	$—
Accounts receivable	15,110	2,153	4,534	2,673	33,550
Inventories	6,024	313	1,254	1,000	19,671
Property, plant and equipment	16,327	3,072	5,638	3,486	54,790
Intangible assets	16,383	4,159	1,280	2,393	82,100
Goodwill	23,405	3,742	3,488	6,709	177,705
Other assets	1,218	104	30	703	10,105

Total assets acquired	$80,208	$13,543	$16,224	$16,964	$377,921

Liabilities Assumed:
Accounts payable	7,020	302	2,320	3,765	21,056
Accrued income taxes payable	365	173	—	—	324
Accrued expenses and other liabilities	6,037	883	1,287	981	12,528
Net debt assumed	—	506	1,628	4,019	9,870
Deferred tax liabilities	8,587	1,783	1,109	439	4,939

Total liabilities assumed	22,009	3,647	6,344	9,204	48,717

Net assets acquired	$58,199	$9,896	$9,880	$7,760	$329,204

The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	CentroStampa		Monroe Etiquette		La Cromografica		WDH		York
	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$13,697	18 years	$4,084	20 years	$1,138	16 years	$2,393	18 years	$82,100	18 years
Trademarks	440	1.5 years	75	1.25 years	142	2 years	—	—	—	—
Licensing intangible	2,246	5 years	—	—	—	—	—	—	—	—

Total identifiable intangible assets	$16,383		$4,159		$1,280		$2,393		$82,100

Identifiable intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization. The Company expects amortization expense related to the fiscal 2012 acquisitions to be approximately $4,900 annually for the next five years.

None of the goodwill arising from the CentroStampa, Monroe Etiquette, La Cromografica or WDH acquisitions is deductible for income tax purposes. Approximately $47,620 of the goodwill arising from the York acquisition is deductible for income tax purposes. Below is a roll forward of the acquisition goodwill from acquisition date to March 31, 2012:

	CentroStampa	Monroe Etiquette	La Cromografica	WDH	York
Balance at acquisition date	$23,405	$3,742	$3,488	$6,709	$177,705
Foreign exchange impact	2,124	(75)	(216)	(659)	(1,498)

Balance at March 31, 2012	$25,529	$3,667	$3,272	$6,050	$176,207

The goodwill for CentroStampa and La Cromografica is attributable to the workforce of the acquired business and the access to two significant markets, the olive oil label market and the Italian wine label market. Italy represents approximately 20% of the world’s wine production and is also a leading producer of olive oils. The goodwill for Monroe Etiquette is attributable to access to the French wine label market and the workforce of the acquired business. The goodwill for WDH is attributable to access to the Eastern European pressure sensitive label market and the workforce of the acquired business. The goodwill for York is attributable to strengthening MCC’s presence in home & personal care, food & beverage and wine & spirit label markets in North America and Chile and the workforce of the acquired business.

The accounts receivable acquired as part of the CentroStampa acquisition had a fair value of $15,110 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $15,197 and the estimated contractual cash flows that are not expected to be collected are $87. The accounts receivable acquired as part of the Monroe Etiquette acquisition had a fair value of $2,153 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $2,176 and the estimated contractual cash flows that are not expected to be collected are $23. The accounts receivable acquired as part of the La Cromografica acquisition had a fair value of $4,534 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $4,620 and the estimated contractual cash flows that are not expected to be collected are $86. The accounts receivable acquired as part of the WDH acquisition had a fair value of $2,673 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $3,132 and the estimated contractual cash flows that are not expected to be collected are $459. The accounts receivable acquired as part of the York acquisition had a fair value of $33,550 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $35,472 and the estimated contractual cash flows that are not expected to be collected are $1,922.

The net revenues and net income for CentroStampa, Monroe Etiquette, La Cromografica, WDH and York are included in the consolidated statement of income for the year ended March 31, 2012. The combined net revenues and net income for the year ended March 31, 2012 for these acquired entities were $195,181 and $6,321, respectively. The combined net revenues and net income included in the consolidated statement of income for CentroStampa and Monroe Etiquette were $44,322 and $4,370, respectively, for the year ended March 31, 2011.

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the year ended March 31, 2012 and 2011 as if CentroStampa, Monroe Etiquette, La Cromografica, WDH and York had been acquired as of the beginning of fiscal year 2011. The pro forma results include certain purchase accounting adjustments, such as capital lease adjustments, the estimated changes in depreciation, intangible asset amortization, inventory step-up and interest expense. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Year Ended March 31,
	2012	2011
Net revenues	$635,686	$620,119
Net income	$9,885	$23,135
Diluted earnings per share	$0.61	$1.44

Pro forma information was prepared for the financial results of WDH and York for the year ended March 31, 2012 as if the acquisitions of WDH and York had occurred at the beginning of the year. Net income for the year ended March 31, 2012 includes a non-recurring loss on extinguishment of debt recorded by York of $13,569, prior to acquisition. Below is a table detailing a reconciliation of actual net revenues and net income to the pro forma net revenues and net income:

	Year Ended March 31, 2012
	Net Revenues	Net Income
Multi-Color Corporation actual results	$510,247	$19,700
WDH local results for the year ended March 31, 2012	3,611	104
York local results for the year ended March 31, 2012	121,828	(15,901)
Pro forma adjustments	—	5,982

Pro forma results	$635,686	$9,885

Pro forma information was prepared for the financial results of CentroStampa, Monroe Etiquette, La Cromografica, WDH and York for the year ended March 31, 2011 as if these acquisitions had occurred at the beginning of the year. Included in the net loss for York is a non-recurring loss on extinguishment of debt of $13,569. Below is a table detailing a reconciliation of actual net revenues and net income to the pro forma net revenues and net income:

	Year Ended March 31, 2011
	Net Revenues	Net Income
Multi-Color Corporation actual results	$338,284	$18,411
Acquired company results for the year ended March 31, 2011	281,835	3,938
Pro forma adjustments	—	786

Pro forma results	$620,119	$23,135

Below is a table detailing the pro forma adjustments:

	Adjustments
	Year Ended March 31, 2012	Year Ended March 31, 2011
Present value of deferred payments for CentroStampa and Monroe Etiquette	$—	$(21)
Acquired intangibles amortization	1,570	(5,352)
Amortization of debt issuance costs relating to the amendment of the credit facility	507	(34)
Interest expense for debt related to acquisitions	—	(1,436)
Depreciation expense related to capital leases	(158)	(844)
Lease expense related to capital leases	(317)	(698)
Interest expense related to capital leases	(54)	(279)
York depreciation expense adjustment	1,502	10,921
York interest expense adjustment	4,691	3,905
York finished goods adjustment	1,530	(1,530)
York acquisition expense adjustment	1,347	—
Income taxes	(4,541)	(3,714)
Other adjustments	(95)	(132)

Total pro forma adjustments	$5,982	$786

Other Acquisition Activity

On May 2, 2011, the Company entered into agreements to buy 70% ownership in two label operations in Latin America; one in Santiago, Chile and the other in Mendoza, Argentina with a regional partner owning the remaining 30%. MCC’s investment including debt assumed was approximately $3,900. These companies focus on providing premium labels to the expanding Latin American wine and spirit markets. The results of operations of these acquired businesses have been included in the consolidated financial statements since the date of the acquisition and have been determined to be individually and collectively immaterial for further disclosure.

In September 2011, the Company bought the regional partner’s 30% ownership interest in the two label operations in Latin America for 40,000 shares of Multi-Color stock. As a result, MCC now owns 100% of the label operations in Chile and Argentina.

Non-controlling interests at acquisition date	$939
Loss attributable to non-controlling interests	(32)
Foreign exchange	(65)
Buy-out of non-controlling interests	(842)

Non-controlling interests at March 31, 2012	$—

During the third quarter of fiscal 2011, MCC announced plans to invest in establishing label operations in China. MCC is located in the major southern city of Guangzhou, near many national and international consumer product brand owners. The new business is managed by MCC’s Asia Pacific President of Consumer Products. The business became fully operational in the first quarter of fiscal 2012.

At March 31, 2011, the Company had $783 in an escrow account related to the acquisition of Collotype, pending resolution of various contingencies primarily related to income taxes for pre-acquisition activities of Collotype. On February 29, 2012, the fourth anniversary of the acquisition date, the remaining funds in the escrow in the amount of $842 were released to the sellers per the escrow agreement.

(4)	ACCOUNTS RECEIVABLE ALLOWANCE

The Company’s customers are primarily major consumer product, food, and wine & spirit companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The following table summarizes the activity in the allowance for doubtful accounts for 2012, 2011 and 2010:

	2012	2011	2010
Balance at beginning of year	$584	$533	$634
Provision	560	112	101
Accounts written-off	(64)	(94)	(249)
Foreign exchange	(10)	33	47

Total	$1,070	$584	$533

(5)	INVENTORIES

Inventories as of March 31 consisted of the following:

	2012	2011
Finished goods	$21,534	$12,045
Work-in-process	8,977	5,102
Raw materials	17,569	9,675

Total gross inventory	48,080	26,822
Inventory reserves	(3,904)	(547)

Total	$44,176	$26,275

(6)	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of March 31 consisted of the following:

	2012	2011
Land and buildings	$32,212	$22,384
Machinery and equipment	201,514	135,467
Furniture, fixtures, computer equipment and software	16,879	12,327
Construction in progress	6,735	4,587

Property, plant and equipment, gross	257,340	174,765
Accumulated depreciation	(84,203)	(66,592)

Property, plant and equipment, net	$173,137	$108,173

Total depreciation expense for 2012, 2011 and 2010 was $20,718, $13,173 and $11,266, respectively.

(7)	GOODWILL AND INTANGIBLE ASSETS

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

The Company completed its annual goodwill impairment test in the fourth quarter of fiscal 2012. The first step of the impairment review compares the fair value of the Company to the carrying value. The fair value was independently calculated by American Appraisal as of February 29, 2012 by calculating Multi-Color’s marketable control equity value and comparing it to the Company’s book value of equity. The result of the first step did not indicate potential impairment as the estimated fair value of its reporting unit exceeded the carrying value by approximately $100,000. As a result, the second step of the impairment test was not required.

Goodwill movements consisted of:

Balance at March 31, 2010	$117,120
Acquisition of CentroStampa	23,405
Acquisition of Monroe Etiquette	3,742
Currency translation	14,286

Balance at March 31, 2011	$158,553
Acquisition of La Cromografica	3,488
Acquisition of WDH	6,709
Acquisition of York	177,705
Other acquisitions	938
Currency translation	(5,204)

Balance at March 31, 2012	$342,189

See Note 3 to our consolidated financial statements for further information regarding the acquisitions of CentroStampa, Monroe Etiquette, La Cromografica, WDH and York.

Intangible assets as of March 31, 2012 consisted of the following:

	Balance at cost at March 31, 2011	Fiscal 2012 Acquisitions	Foreign Exchange	Intangibles at Cost	Accumulated Amortization	Net Intangibles at March 31, 2012
Customer relationships	$42,064	$85,631	$(373)	$127,322	$(12,858)	$114,464
Technologies	1,620	—	(12)	1,608	(903)	705
Trademarks	573	142	(10)	705	(638)	67
Licensing intangible	2,582	—	(114)	2,468	(876)	1,592

	$46,839	$85,773	$(509)	$132,103	$(15,275)	$116,828

Intangible assets as of March 31, 2011 consisted of the following:

	Balance at cost at March 31, 2010	CentroStampa/ Monroe Etiquette Acquisitions	Foreign Exchange	Intangibles at Cost	Accumulated Amortization	Net Intangibles at March 31, 2011
Customer relationships	$20,790	$17,781	$3,493	$42,064	$(7,517)	$34,547
Technologies	1,537	—	83	1,620	(661)	959
Trademarks	—	515	58	573	(271)	302
Licensing intangible	—	2,246	336	2,582	(370)	2,212

	$22,327	$20,542	$3,970	$46,839	$(8,819)	$38,020

The intangible assets were established in connection with completed acquisitions. They are amortized, using the straight-line method, over their estimated useful lives based on a number of assumptions including customer attrition rates, percentage of revenue attributable to technologies, royalty rates and projected future revenue growth. The weighted average amortization period for these assets is 17 years. Total amortization expense for 2012, 2011 and 2010 was $6,456, $3,321 and $1,832, respectively.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	7 to 20 years
Technologies	7 to 8 years
Trademarks	1 to 2 years
Licensing Intangible	5 years

The annual estimated amortization expense for future years is as follows:

Fiscal 2013	$8,383
Fiscal 2014	8,131
Fiscal 2015	8,111
Fiscal 2016	7,520
Fiscal 2017	7,397
Thereafter	77,286

Total	$116,828

(8)	DEBT

The components of the Company’s debt consisted of the following as of March 31:

	2012	2011
U.S. Revolving Credit Facility, 4.12% and 2.25% weighted variable interest rate at March 31, 2012 and March 31, 2011, respectively, due in 2016	$60,900	$54,800
Australian Sub-Facility, 7.16% variable interest rate at March 31, 2011	—	8,482
Term Loan Facility, 3.97% and 2.06% variable interest rate at March 31, 2012 and March 31, 2011, respectively, due in quarterly installments from 2008 to 2016	325,875	20,000
Euro Sub-Facility, 2.92% variable interest rate at March 31, 2011	—	39,688
Capital leases	13,022	3,883
Other subsidiary debt	2,258	478

Total debt	402,055	127,331
Less current portion of debt	(24,471)	(12,304)

Total long-term debt	$377,584	$115,027

The following is a schedule of future annual principal payments as of March 31, 2012:

	Debt	Capital Leases	Total
Fiscal 2013	$17,444	$7,027	$24,471
Fiscal 2014	21,512	3,628	25,140
Fiscal 2015	33,427	1,884	35,311
Fiscal 2016	37,125	397	37,522
Fiscal 2017	279,525	86	279,611

Total	$389,033	$13,022	$402,055

        On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date of 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $315,000 term loan to be made available to the Company in a single drawing. The amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY) and increased the commitment fee. In October 2011, the Company drew down on the additional term loan in conjunction with the York acquisition. Upon drawing down on the additional term loan, the maximum leverage ratio permitted increased to 4.25 to 1.00 with scheduled step downs and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00. The interest rate margins for loans based on LIBOR and BBSY range from 2.00% to 3.50%. The Credit Facility contains an election to increase the facility by up to an additional $100,000 subject to agreement by one or more lenders to increase its commitment. At March 31, 2012, the aggregate principal amount of $495,875 under the Credit Facility is comprised of the following: (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $325,875 term loan facility (Term Loan Facility)

which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. Commencing on March 31, 2012, the term loan will amortize quarterly based on the following schedule: (i) March 31, 2012 through December 31, 2013 — amortization of $4,125, (ii) March 31, 2014 through December 31, 2015 — amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016 — amortization of $12,375, with the balance due at maturity. In September 2011, the Company entered into the fourth amendment to the Credit Facility. The amendment excludes certain subsidiaries of York from the requirements to become guarantors under the Credit Facility.

The Company incurred $8,562 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. In conjunction with the modification to our debt in the third amendment to the Credit Facility, the Company recorded a charge to interest expense of $490 to write-off certain deferred financing fees. The Company recorded $1,474 and $555 in interest expense for the years ending March 31, 2012 and March 31, 2011, respectively, in the consolidated statement of income to amortize deferred financing costs.

The Credit Facility may be used for working capital, capital expenditures and other corporate purposes. Loans under the U.S. Revolving Credit Facility and Term Loan Facility bear interest either at: (i) base rate (as defined in the credit agreement) plus the applicable margin for such loans which range from 1.00% to 2.50%; or (ii) the applicable London interbank offered rate, plus the applicable margin for such loans which ranges from 2.00% to 3.50% based on the Company’s leverage ratio at the time of the borrowing. Loans under the Australian Sub-Facility bear interest at the BBSY Rate plus the applicable margin for such loans, which ranges from 2.00% to 3.50% based on the Company’s leverage ratio at the time of the borrowing.

Available borrowings under the Credit Facility at March 31, 2012 consisted of $69,100 under the U.S. Revolving Credit Facility and $40,000 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at March 31, 2012 in the amount of $9,424.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at March 31, 2012: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.25 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of certain subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of March 31, 2012.

Capital Leases

With many of the recent acquisitions, the Company assumed several capital leases related to machinery and equipment.

The present value of the net minimum payments on the capitalized leases as of March 31 is as follows:

	2012	2011
Total minimum lease payments	$13,606	$3,972
Less amount representing interest	(584)	(89)

Present value of net minimum lease payments	13,022	3,883
Current portion	(7,027)	(1,864)

Capitalized lease obligations, less current portion	$5,995	$2,019

Included in the consolidated balance sheet as of March 31, 2012 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $37,805 and $9,669, respectively. Included in the consolidated balance sheet as of March 31, 2011 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $4,727 and $334, respectively. The capitalized leases carry interest rates from 0.4% to 10.00% and mature from 2013 to 2017.

(9)	FINANCIAL INSTRUMENTS

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

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 2.00% to 3.50% based on the Company’s leverage ratio. The fixed interest rates at March 31, 2012 were 6.95% and 6.54% on the non-amortizing and amortizing Swaps, respectively. The notional balance of the amortizing Swap was $8,000 and $16,000 at March 31, 2012 and March 31, 2011, respectively.

In October 2011, in connection with the draw down of the $315,000 term loan for the acquisition of York, the Company entered into three forward starting non-amortizing Swaps for a total notional amount of $125,000 to convert variable rate debt for fixed rate debt. The Swaps are effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Facility.

The Swaps were designated as highly effective cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in accumulated other comprehensive income and measured on an ongoing basis. At March 31, 2012 and 2011, the fair value of the Swaps was a net liability of $2,286 and $2,418, respectively, and was included in other liabilities on the consolidated balance sheets. In October 2011, the Company purchased a one year interest rate cap at 2% for a total notional value of $125,000 for $25 which is included in the current period earnings.

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

In June 2010, the Company entered into two foreign currency contracts to fix the U.S. dollar value of a press to be purchased in Euros in two installments due September 2010 and September 2011. The press was delivered in September 2010 to the Batavia, Ohio plant and the first forward contract was settled. The second forward contract was settled in September 2011. The forward contracts were designated as fair value hedges and changes in the fair value of the contracts were recorded in the consolidated statement of income.

On July 1, 2010, the Company entered into a Euro 32,000 revolving loan that was designated under hedge accounting as a non-derivative economic hedge of the net investment in foreign operations. Gains and losses on the effective portions of non-derivatives designated under net investment hedge accounting were recognized in accumulated other comprehensive income to offset the change in the value of the net investment being hedged. The balance in equity is recognized in the consolidated statement of income when the related foreign subsidiary is disposed. The gains and losses on de-designated loans are recognized immediately in the consolidated statement of income. In August 2011, in conjunction with the third amendment to the Credit Facility, the Company repaid the Euro revolving loan in full.

At March 31, 2012, the Company had entered into multiple foreign currency forward contracts to fix the U.S. dollar value of presses and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in earnings in the same period during which the related item affects earnings. The change in the fair value of the contracts is a liability of $2 at March 31, 2012.

(10)	ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following as of March 31:

	2012	2011
Deferred payment (1)	$21,309	$10,805
Accrued payroll and benefits	14,849	7,973
Accrual for legal settlement	—	2,800
Unrecognized tax benefits (including interest and penalties)	633	1,390
Accrued income taxes	2,441	1,306
Professional fees	788	537
Accrued taxes other than income taxes	1,231	349
Deferred lease incentive	451	360
Accrued interest	185	143
Accrued severance	2,720	403
Customer rebates	1,653	4
Other	5,555	2,180

Total accrued and other liabilities	$51,815	$28,250

(1)	The balance at March 31, 2012 consists of a deferred payment of $21,309 related to the York acquisition. The balance at March 31, 2011 consisted of a contingent payment made in July 2011 related to the CentroStampa acquisition.

(11)	DEFERRED COMPENSATION AGREEMENTS

In the past, the Company has entered into deferred compensation agreements with certain officers and employees under its 1999 Executive Deferred Compensation Plan, whereby participants could elect to defer a portion of their annual income and also receive an annual Company contribution credit based on a percentage (8% for 2010 and 2009) of such participant’s base compensation. In August 2010, the Company terminated the Executive Deferred Compensation Plan with an effective date of April 1, 2010. As a result, the Company made payments of $753 in January 2011 and payments of $86 in November 2011 to certain employees.

The balance of the Executive Deferred Compensation Plan was distributed in fiscal 2012 and therefore there is no remaining liability at March 31, 2012. At March 31, 2011, $83 was classified as short-term liability. Interest on the deferred amounts, which is included in the balances due, was accrued at 5.25% in 2012, 2011 and 2010. The expense recognized under the Executive Deferred Compensation Plan in 2012, 2011 and 2010 was $3, $15 and $183, respectively.

(12)	EMPLOYEE BENEFIT PLANS

The Company maintains a 401K retirement savings plan (Plan) for U.S. employees who meet certain service requirements. The Plan provides for voluntary contributions by eligible U.S. employees up to a specified maximum percentage of gross pay. At the discretion of the Company’s Board of Directors, the Company may contribute a specified matching percentage of the employee contributions. The Company also makes contributions to various retirement savings plans for Australian employees as required by law equal to 9% of gross pay, and for South African employees under a voluntary plan equal to 8% of gross pay. Company contributions to the U.S., Australia, South Africa and China retirement savings plans were $2,864, $2,671 and $2,403 in 2012, 2011 and 2010, respectively.

The Company also makes contributions to a retirement savings plan for Italian employees as required by collective national labor agreements equal to either 1.5% or 4% of gross pay for all those employees who elect voluntarily to adhere to such plan by paying a similar portion out of their gross pay. The percentage applicable to each employee depends upon the employment level of the individual employee. Company contributions to such retirement savings plans were $85 and $25 in 2012 and 2011, respectively.

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

The Company used a March 31 measurement date (the fiscal year end) for the Pension Plan and Health Plan in 2012, 2011 and 2010. Reconciliation of the Plans’ funded status and obligations as of March 31, 2012 and 2011 consisted of the following:

	Pension Plan
	2012	2011	2010
Net periodic cost components
Service cost	$29	$27	$25
Interest cost	85	87	80
Expected (return) or loss on plan assets	(93)	(102)	(214)
Recognized net actuarial gain or (loss)	—	24	154
Amortization of net actuarial loss	23	15	36

Net periodic pension cost	$44	$51	$81

	Health Plan
	2012	2011	2010
Net periodic cost components
Service cost	$26	$26	$25
Interest cost	31	33	32
Expected (return) or loss on plan assets	—	—	—
Recognized net actuarial gain or (loss)	—	—	—
Amortization of net actuarial loss	—	—	—

Net periodic pension cost	$57	$59	$57

	Pension Plan		Health Plan
	2012	2011	2012	2011
Change in benefit obligation
Projected benefit obligation at beginning of year	$1,490	$1,404	$631	$602
Service cost	29	27	26	26
Interest cost	85	87	31	33
Actuarial loss/(gain)	419	116	(105)	(30)
Amendments	14	—	—	—
Benefits paid	(254)	(142)	—	—
Plan expenses paid	—	(2)	—	—

Projected benefit obligation at end of year	$1,783	$1,490	$583	$631

Change in plan assets
Fair value of plan assets at beginning of year	$1,150	$975	$—	$—
Actual return on plan assets	19	102	—	—
Employer contributions	205	217	—	—
Benefits paid	(254)	(142)	—	—
Plan expenses paid	—	(2)	—	—

Fair value of plan assets at end of year	$1,120	$1,150	$—	$—

Reconciliation of funded status
Funded status	$(663)	$(340)	$(583)	$(631)
Unrecognized net actuarial (gain)	—	—	(125)	(19)

Accrued cost at end of year	$(663)	$(340)	$(708)	$(650)

Weighted average assumptions
Discount rate – net periodic cost	5.75%	6.20%	5.00%	5.60%
Discount rate – projected benefit obligation	4.65%	5.75%	3.85%	5.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	—	—

Rate of compensation increases are not applicable as a result of flat benefit formulas. The discount rate and rate of return were selected based upon current market conditions, Company experience and future expectations. The amount expected to be amortized from accumulated other comprehensive income and expected to be included in net periodic pension cost during the next twelve months is less than $70. The liability for the unfunded status of the Pension Plan and Health Plan was classified as long-term in other liabilities on the Company’s consolidated balance sheets.

Pension Plan assets consist primarily of listed equity and debt securities. Below are the weighted average asset allocations by category at March 31, 2012 and 2011, and the target allocations for 2013:

Asset category	2012	2011	Target % 2013
Equity securities	61%	59%	50-60%
Debt securities	16%	15%	10-20%
Real estate	0%	0%	0-10%
Other	23%	26%	20-30%

Total	100%	100%	100%

At March 31, 2012, the fair value of the company’s pension plan assets were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Guaranteed:
Stable Fund	$261	$—	$261	$—
Balanced	441	—	441	—
U.S. Common Stock
Equity Growth	65	65	—	—
Value & Income	143	—	143	—
Growth & Income	113	113	—	—
Special Equity	63	—	63	—
International	34	—	34	—

Total	$1,120	$178	$942	$—

At March 31, 2011, the fair value of the company’s pension plan assets were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Guaranteed:
Stable Fund	$304	$—	$304	$—
Balanced	437	—	437	—
U.S. Common Stock
Equity Growth	61	—	61	—
Value & Income	142	—	142	—
Growth & Income	104	—	104	—
Special Equity	63	—	63	—
International	39	—	39	—

Total	$1,150	$—	$1,150	$—

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the Health Plan. The health care cost trend rate assumed in measuring the Health Plan benefit obligation is 8% gradually decreasing to 4% in 2016 and thereafter. A one percentage point change in these assumed rates would increase the post retirement obligation by $59 or decrease the post retirement obligation by $53.

The Health Plan has no assets and the Company pays the benefits as incurred. The Company expects to pay $13 to the Pension Plan and expects to pay $10 to the Health Plan in 2013. Benefits expected to be paid from these plans in the future are as follows:

	Pension Plan	Health Plan
2013	$13	$10
2014	13	—
2015	23	22
2016	22	47
2017	22	60
2018-2022	$324	$345

(13)	INCOME TAXES

Earnings before income taxes were as follows:

	Year Ended March 31,
	2012	2011	2010
U.S.	$19,549	$12,651	$11,136
Foreign	11,575	12,798	7,348

Total	$31,124	$25,449	$18,484

The provision (benefit) for income taxes includes the following components:

	Year Ended March 31,
	2012	2011	2010
Current payable:
Federal	$2,580	$2,481	$4,608
State and local	(207)	51	913
Foreign	3,695	3,053	(18)

Total Current	$6,068	$5,585	$5,503

Deferred:
Federal	5,533	2,037	(1,330)
State and local	427	176	(256)
Foreign	(572)	(760)	299

Total Deferred	5,388	1,453	(1,287)

Total	$11,456	$7,038	$4,216

The following is a reconciliation between the U.S. statutory federal income tax rate and the effective tax rate:

	Year Ended March 31,
	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.8%	1.7%	0.9%
Section 199 deduction	(0.3)%	(0.8)%	(0.9)%
International rate differential	0.1%	(2.4)%	(2.3)%
Unrecognized tax benefits	(2.3)%	(1.7)%	(1.6)%
Foreign permanent differences	(5.6)%	(5.4)%	(6.2)%
Foreign exchange impact on repayment of intercompany loans	—%	—%	(3.1)%
Non-deductible transaction costs	2.0%	—%	—%
Valuation allowances	3.3%	1.3%	1.7%
Other	2.8%	—%	(0.7)%

Effective tax rate	36.8%	27.7%	22.8%

The net deferred tax components consisted of the following at March 31:

	Year Ended March 31,
	2012	2011
Deferred tax liabilities:
Tax depreciation over book depreciation	$(22,854)	$(16,022)
Tax intangible amortization over book intangible amortization	(32,880)	(8,324)
Lease obligations	(2,534)	(1,552)
Deferred financing costs	(332)	—
Other	(348)	—

Total deferred tax liabilities	(58,948)	(25,898)

Deferred tax assets:
Inventory reserves	2,070	441
Inventory capitalization	694	330
Allowance for doubtful accounts	693	65
Stock based compensation expense	1,414	1,288
Minimum pension liability	474	140
Loss carry-forward amounts	30,125	2,491
Credit carry forward amounts	146	—
Interest rate swaps	876	940
State basis over tax basis of fixed assets	421	213
Non-deductible accruals and other	4,343	5,999

Gross deferred tax asset	41,256	11,907
Valuation allowance	(5,198)	(1,413)

Net deferred tax asset	36,058	10,494

Net deferred tax liability	$(22,890)	$(15,404)

As of March 31, 2012, Multi-Color had tax-effected federal, state, and foreign operating loss carryforwards of $19,891, $3,270 and $6,964, respectively. As of March 31, 2011, Multi-Color had tax-effected federal, state, and foreign operating loss carryforwards of $0, $6 and $2,485, respectively. The federal operating loss carryforwards will expire between fiscal 2026 and fiscal 2032. The state operating loss carryforwards will expire between fiscal 2013 and fiscal 2031. The foreign operating loss carryforwards include $2,115 with no expiration date; the remainder will expire between fiscal 2016 and fiscal 2032. The federal and state operating loss carryforwards include losses of $19,891 and $3,270, respectively, that were acquired in connection with business combinations. Utilization of the acquired federal and state tax loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.

At March 31, 2012 and 2011, respectively, Multi-Color had valuation allowances of $5,198 and $1,413 related to certain deferred tax assets in foreign jurisdictions due to the uncertainty of the realization of future tax benefits from those assets. The Company recorded a $3,785 increase in valuation allowances in fiscal 2012 related to an increase in deferred tax assets in foreign jurisdictions for which the Company believes an income tax benefit will not be realized.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of March 31, 2012 and 2011, the Company had a liability of $3,616 and $3,986, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. As of March 31, 2012 and 2011, the Company recognized $(171) and $(115) respectively, for interest and penalties to income tax expense in the consolidated statements of income. The gross amount of interest and penalties included in the liability for March 31, 2012 and 2011, respectively, was $1,690 and $1,883. In addition, the unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $3,616. The Company believes it is reasonably possible that approximately $633 of unrecognized tax benefits as of March 31, 2012 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign and state income tax matters.

A summary of the activity for the Company’s unrecognized tax benefits follows:

	Year Ended March 31,
	2012	2011
Beginning balance	$3,986	$3,531
Additions based on tax positions related to the current year	34	145
Additions of tax positions of prior years	297	771
Settlements	(116)	(83)
Reductions of tax positions of prior years	(60)	(106)
Lapse of statutes of limitations	(525)	(272)

Ending balance	$3,616	$3,986

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At March 31, 2012, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2008. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2007. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The Company did not provide for U.S. federal income taxes or foreign withholding taxes in fiscal 2012 on approximately $2,404 of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.

(14)	MAJOR CUSTOMERS

During 2012, 2011 and 2010, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 18%, 22% and 28%, respectively, of the Company’s consolidated net revenues. Approximately 14%, 16% and 18% of revenues in 2012, 2011 and 2010, respectively, were to the Procter & Gamble Company; approximately 4%, 6% and 10% of revenues in 2012, 2011 and 2010, respectively, were to the Miller Brewing Company.

In addition, accounts receivable balances of such major customers approximated 6% and 2% of the Company’s total accounts receivable balance at March 31, 2012 and 2011, respectively. The loss or substantial reduction of the business of any of the major customers could have a material adverse impact on the Company’s results of operations and cash flows.

(15)	STOCK BASED COMPENSATION

The Company measures compensation costs related to share-based transactions at the grant date, based on the fair value of the award, and recognizes them as expense over the requisite service period.

For the year ended March 31, 2012, the Company recorded pre-tax compensation expense for stock-based incentive awards of $1,062 which increased selling, general and administrative expenses by $707 and cost of revenues by $355 and had an associated tax benefit of $393. The impact on basic and diluted net income per share for the year ended March 31, 2012 was $0.05.

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

The Company calculates the value of each employee stock option, estimated on the grant date, using the Black-Scholes model and the following weighted average assumptions:

	2012	2011	2010
Expected life (years)	5	5	5
Risk-free interest rate	1.8%	2.3%	2.1%
Expected volatility	56.7%	52.2%	49.3%
Dividend yield	0.9%	2.0%	1.9%

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

As of March 31, 2012, the Company reserved 238 shares for future issuance to key employees and directors under the Company’s stock option plans. Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant and will expire not more than ten years after the date of grant. The applicable options vest ratably over a three to five year period. A summary of the changes in the options outstanding for years ended March 31, 2012, 2011 and 2010 is shown below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2009	718	$16.67
Granted	170	$12.23
Exercised	(7)	$5.59		$18
Forfeited	(34)	$21.31

Outstanding at March 31, 2010	847	$15.68
Granted	157	$12.37
Exercised	(49)	$7.02		$159
Forfeited	(60)	$18.60

Outstanding at March 31, 2011	895	$15.37
Granted	170	$22.02
Exercised	(97)	$12.84		$492
Forfeited	(10)	$13.43

Outstanding at March 31, 2012	958	$16.83	5.9	$6,445

Exercisable at March 31, 2012	537	$16.38	4.1	$3,308

Exercisable at March 31, 2011	536	$15.73	4.5	$3,178

As of March 31, 2012, the total compensation cost related to nonvested options not yet recognized and the weighted-average period over which it is expected to be recognized is $2,128 and 1.8 years, respectively.

The weighted average grant-date fair value of options granted during the year ended March 31, 2012, 2011 and 2010 was $10.23, $4.87 and $5.47, respectively. Cash received from options exercised during the year ended March 31, 2012 was $1,249, with a tax benefit of $316.

Restricted Stock

The Company’s stock option plans also provide for the issuance of restricted stock to certain employees and directors. The Company has reserved 229 restricted shares of common stock for future issuance to non-employee directors under the 2006 Director Equity Compensation Plan (the 2006 Director Plan). Restricted stock grants under these plans typically vest over a three to five year period. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and is recognized on a straight-line basis over the period the restrictions lapse. A summary of the changes in restricted shares for the year ended March 31, 2012, 2011 and 2010 is shown below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares at March 31, 2009	149	$24.84
Granted	17	$14.48
Vested	(26)	$23.43

Non-vested restricted shares at March 31, 2010	140	$23.83
Granted	16	$15.50
Vested	(122)	$24.73

Non-vested restricted shares at March 31, 2011	34	$16.49
Granted	12	$21.29
Vested	(16)	$17.39

Non-vested restricted shares at March 31, 2012	30	$17.92

As of March 31, 2012, the total compensation cost related to nonvested restricted shares not yet recognized and the weighted-average period over which it is expected to be recognized was $375 and 1.10 years. During fiscal 2011, the Company accelerated the vesting of 100 restricted shares for certain executives who left the Company. The Company recorded a pre-tax charge of $1,065 related to the accelerated vesting of these restricted shares.

(16)	GEOGRAPHIC INFORMATION

During fiscal 2012, the Company acquired La Cromografica, WDH, York and two label operations in Latin America. During fiscal 2011, the Company acquired Monroe Etiquette and CentroStampa and established operations in China. All of these acquisitions expanded the Company’s geographic presence. For further information regarding these acquisitions see Note 3 to the Company’s Consolidated Financial Statements. The Company now manufactures labels in the United States, Australia, South Africa, France, Italy, Poland, China, Canada, Chile and Argentina. The Company’s operations in China became fully operational in the first quarter of fiscal 2012. Net revenues, based on the geographic area from which the product is shipped, and long-lived assets by geographic area are as follows:

	2012	2011	2010
Net revenues:
North America	$328,396	$212,555	$200,715
Australia	66,615	66,973	61,917
Italy	65,959	38,578	—
Other Europe	19,289	5,744	—
Other International	29,988	14,434	14,189

	$510,247	$338,284	$276,821

	March 31,
	2012	2011
Long-lived assets:
North America	$350,623	$99,252
Australia	114,307	117,975
Italy	64,919	62,076
Other Europe	20,363	11,090
Other International	89,762	16,402

	$639,974	$306,795

(17)	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has various equipment, office and facility operating leases. Leases expire on various dates through May 2025 and some of the leases contain clauses requiring escalating rent payments. Rent expense during 2012, 2011 and 2010 was approximately $9,177, $4,616 and $3,948, respectively.

The annual future minimum rental obligations as of March 31, 2012 are as follows:

Fiscal 2013	$10,451
Fiscal 2014	9,069
Fiscal 2015	8,680
Fiscal 2016	7,821
Fiscal 2017	6,148
Thereafter	20,736

Total	$62,905

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

The annual future sublease cash receipts as of March 31, 2012 are as follows:

Fiscal 2013	$417
Fiscal 2014	430
Fiscal 2015	442
Fiscal 2016	455
Fiscal 2017	475
Thereafter	32

Total	$2,251

Purchase Obligations

The Company has entered into long-term purchase agreements (one to three years) for various uniforms, supplies, utilities and other services. The Company has a consigned inventory agreement with a key supplier in which the Company is required to purchase all consigned inventory not consumed within three months of order. Total inventories on consignment under this arrangement were $0 at March 31, 2012. The total estimated purchase obligations are $2,243 for 2013.

Litigation

The Company is a party in a case styled DLJ South American Partners, L.P. (“DLJ”) v. Multi-Color Corporation, et al., Case No. C.A. No. 7417-CS which is pending in the Delaware Court of Chancery. In a complaint filed on April 13, 2012, DLJ alleges that the Company failed to make certain payments required by the Merger and Stock Purchase Agreement (the “Merger Agreement”) entered into by the Company with Adhesion Holdings, Inc., a Delaware corporation, DLJ, and Diamond Castle Partners IV, L.P., a Delaware limited partnership, (“Diamond Castle”), pursuant to which the Company acquired York Label Group. An affiliate of Diamond Castle has nominated Ari C. Benacerraf and Simon T. Roberts for election to the Board of Directors of the Company at its 2012 Annual Meeting of Shareholders. Mr. Benacerraf and Mr. Roberts are current members of the Company’s Board.

DLJ seeks the payment of $6,939 and interest, legal fees and other equitable relief that the Company is unable to reasonably estimate at this time. On May 18, 2012, the Company filed an answer, counterclaim and third party complaint asserting various causes of action against DLJ, Diamond Castle and affiliated entities arising out of their breaches of the Merger Agreement and other actions.

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

(18)	SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	2012	2011	2010
Supplemental Disclosures of Cash Flow Information:
Interest paid	$12,658	$5,964	$4,273
Income taxes paid, net of refunds	5,029	7,640	3,150
Supplemental Disclosures of Non-Cash Activities:
Additional minimum pension liability	(380)	(46)	(216)
Change in interest rate swap fair value	132	342	577
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	415,996	92,010	—
Liabilities assumed	(68,197)	(30,811)	—
Common stock issued	(46,684)	(7,928)	—
Liabilities for deferred payments	(24,228)	(10,179)	—
Non-controlling interest	(939)	—	—
Cash acquired	1,394	6,896	—

Net cash paid	$277,342	$49,988	$—

(19)	COMPREHENSIVE INCOME

The components of comprehensive income consist of:

	2012	2011	2010
Net income	$19,700	$18,411	$14,268
Additional minimum pension liability, net of tax	(234)	(28)	130
Unrealized foreign currency translation (loss)/gain (1)	(5,580)	19,378	29,282
Unrealized gain on interest rate swaps, net of tax	81	209	346

Total	$13,967	$37,970	$44,026

1)	The unrealized foreign currency translation (loss)/gain is not net of tax as the earnings are reinvested within foreign jurisdictions.

Accumulated other comprehensive income

The components of accumulated other comprehensive income consist of:

	2012	2011
Net unrealized foreign currency translation adjustments	$11,662	$17,242
Net unrealized (loss) on interest rate swaps	(1,397)	(1,478)
Minimum pension liability	(454)	(220)

Accumulated other comprehensive income	$9,811	$15,544

(20)	FAIR VALUE MEASUREMENTS

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

Interest Rate Swaps

The Company has five interest rate Swaps, four non-amortizing Swaps with a total notional amount of $165,000 and a $40,000 amortizing Swap with a notional value of $8,000 at March 31, 2012, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income. At March 31, 2012 and March 31, 2011, the fair value of the swaps was a net liability of $2,286 and $2,418, respectively, and was included in other liabilities on the consolidated balance sheet.

Foreign Currency Forward Contract

In June 2010, the Company entered into two foreign currency contracts to fix the U.S. dollar value of a press to be purchased in Euros in two installments due September 2010 and September 2011. The press was delivered in September 2010 to the Batavia, Ohio plant and the first forward contract was settled. The second forward contract was settled in September 2011. The forward contracts were designated as fair value hedges and changes in the fair value of the contracts were recorded in the consolidated statement of income.

At March 31, 2012, the Company had entered into multiple foreign currency forward contracts to fix the U.S. dollar value of presses and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in earnings in the same period during which the related item affects earnings. The change in the fair value of the contracts is a liability of $2 at March 31, 2012.

At March 31, 2012, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(2,286)	—	$(2,286)	—
Foreign currency forward contracts	$(2)	—	$(2)	—

At March 31, 2011, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(2,418)	—	$(2,418)	—
Foreign currency forward contract	$ 113	—	$113	—

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year, by comparing the fair value of the reporting unit goodwill to its carrying amount. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. In fiscal years 2012 and 2011, the Company did not adjust goodwill or intangible assets to their fair values on a nonrecurring basis. Goodwill and intangible assets are valued using level 3 inputs.

As part of the recent acquisitions, the Company acquired presses that were appraised and adjusted to their fair value as part of the purchase price accounting. See Note 3 for further information regarding the acquisitions. The carrying value of cash and equivalents, accounts receivable, accounts payable and debt approximate fair value.

(21)	FACILITY CLOSURES

In January 2012, the Company announced plans to consolidate its manufacturing facility located in Kansas City, Missouri into its other existing facilities. In connection with the consolidation of the Kansas City facility, the Company incurred a charge of $1,182 in the fourth quarter of fiscal 2012 primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs. The Company expects the transition from the Kansas City facility to be complete by the end of the first quarter of fiscal 2013. Below is a rollforward of severance and other termination benefits:

	Balance at March 31, 2011	Amounts Expensed	Amounts Paid	Balance at March 31, 2012
Severance and Other Termination Benefits	$—	990	—	$990

On February 12, 2010, the Company entered into a supply agreement to fulfill gravure cylinder requirements. As a part of the agreement, the Company sold certain assets associated with the manufacturing of gravure cylinders for $4,250 in cash. The Company recorded a net after-tax gain of $2,141 on the sale in its fourth quarter fiscal year 2010 financial results, including a charge of $262 for severance, other termination benefits and plant clean-up costs. This liability was included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. In August 2011, the Erlanger facility, which was held for sale, was sold for a net loss of $47.

(22)	QUARTERLY DATA (UNAUDITED)

(In thousands, except per share data)

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

Fiscal 2012:

	Quarter
	First	Second	Third	Fourth
Net revenues	$100,635	$102,626	$146,400	$160,586
Gross profit	22,195	21,067	23,528	31,494
Net income	$8,889	$4,759	$1,558	$4,494
Basic earnings per share	$0.67	$0.36	$0.10	$0.28
Diluted earnings per share	$0.66	$0.35	$0.10	$0.28

Fiscal 2012 results include a charge of $1,182, related to the consolidation of the Kansas City, Missouri facility into other existing facilities, primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs. Results also include $5,608 of integration expenses related to the acquisition of York.

Fiscal 2011:

	Quarter
	First	Second	Third	Fourth
Net revenues	$74,146	$90,624	$83,379	$90,135
Gross profit	14,988	18,403	16,181	18,406
Net income	$3,745	$5,752	$4,786	$4,128
Basic earnings per share	$0.31	$0.44	$0.36	$0.31
Diluted earnings per share	$0.30	$0.43	$0.36	$0.31

Fiscal 2011 results include a charge of $2,800 related to the settlement of a legal dispute with the John Henry Company and a pre-tax reduction of $258 to the initial charge recorded in fiscal 2010 in connection with the relocation of the Company’s corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility.

(23)	SUBSEQUENT EVENTS

On March 14, 2012, the Company entered into a stock purchase agreement to acquire Labelgraphics Ltd. based in Glasgow, Scotland. On April 2, 2012, pursuant to the stock purchase agreement, the Company acquired all issued capital shares for $26,400 less net debt. The purchase price includes a future performance based earn out of approximately 25% of the above total.

A preliminary purchase price allocation will be provided in the first quarter of fiscal 2013 Form 10-Q once preliminary fair value appraisals and valuations of assets and liabilities are completed.

The Company is a party to a case styled DLJ South American Partners, L.P. (“DLJ”) v. Multi-Color Corporation, et al., Case No. C.A. No. 7417-CS which is pending in the Delaware Court of Chancery. In a complaint filed on April 13, 2012, DLJ alleges that the Company failed to make certain payments required by the Merger and Stock Purchase Agreement (the “Merger Agreement”) entered into by the Company with Adhesion Holdings, Inc., a Delaware corporation (“Adhesion”), DLJ, and Diamond Castle Partners IV, L.P., a Delaware limited partnership, (“Diamond Castle”), pursuant to which the Company acquired York Label Group, including CM Holdings Ltd., an exempted company incorporated under the laws of the Cayman Islands (the “Chilean JV”). An affiliate of Diamond Castle has nominated Ari C. Benacerraf and Simon T. Roberts for election to the Board of Directors of the Company at its 2012 Annual Meeting of Shareholders. Mr. Benacerraf and Mr. Roberts are current members of the Company’s Board.

A deferred payment of $21,309 was to be paid on April 1, 2012 and of this amount, $2,500 was required to be deposited into an escrow account to satisfy DLJ's indemnification obligations with respect to the transaction. On April 1, 2012, the Company paid DLJ $11,880 and deposited $2,500 into escrow in accordance with the Merger Agreement. The balance due DLJ ($6,929) is subject to dispute as further described below and was placed into a separate escrow account by the Company.

DLJ seeks the payment of $6,939 and interest, legal fees and other equitable relief that the Company is unable to reasonably estimate at this time. On May 18, 2012, the Company filed an answer, counterclaim and third party complaint asserting various causes of action against DLJ, Diamond Castle and affiliated entities arising out of their breaches of the Merger Agreement and other actions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 131c-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Multi-Color’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, Multi-Color’s Chief Executive Officer and Chief Financial Officer have concluded that, such controls and procedures were effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

During the quarter ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

The information required by the following Items will be included in the Company’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers of the Registrant and Corporate Governance

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

ITEM 14.	Principal Accountant Fees and Services

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The following Consolidated Financial Statements of Multi-Color Corporation and subsidiaries, Management’s Report and the Reports of the Independent Registered Public Accounting Firm are included in Part II, Item 8.

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended March 31, 2012, 2011 and 2010

Consolidated Balance Sheets as of March 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

EXHIBIT INDEX

Exhibit Numbers	Description

2.1	Merger and Stock Purchase Agreement, dated as of August 26, 2011, by and between Adhesion Holdings, Inc., Multi-Color Corporation, M Acquisition, LLC, DLJ South American Partners, L.P. and the Stockholders’ Representative (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 30, 2011)

3.1	Amended and Restated Articles of Incorporation (together with amendments incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal years ending March 31, 1996 and 2000 and Current Report on Form 8-K filed on August 17, 2007)

3.2	Amended and Restated Code of Regulations (incorporated by reference to the Registrant’s Registration Statement No. 33-51772)

4.1	Investor Rights Agreement of Multi-Color Corporation, dated as of October 3, 2011, by and between Multi-Color Corporation and each of the Investors whose name appears on the signature pages thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 5, 2011)

4.2	Form of Senior Indenture (incorporated by reference from Registration Statement No. 333-179535)

4.3	Form of Subordinated Indenture (incorporated by reference from Registration Statement No. 333-179535)

10.1	Share Sale and Purchase Agreement dated January 21, 2008 among Multi-Color Corporation, Collotype International Holdings Pty Limited, Collotype Labels International Pty Limited and certain other parties (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 25, 2008)

10.2	Credit Agreement dated as of February 29, 2008 among Multi-Color Corporation, Collotype International Holdings Pty Limited, Bank of America as Administrative Agent and Westpac Banking Corporation as Australian Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.3	Guaranty and Collateral Agreement dated as of February 29, 2008 among Multi-Color Corporation, other parties thereto and Bank of America, N.A., as the Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.4	Pledge and Security Agreement dated as of February 29, 2008 made by Multi-Color Corporation Australian Acquisition Pty Limited in favor of Westpac Banking Corporation, as Australian Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.5	Stock Purchase Agreement dated June 28, 2010 between the Company and the shareholders of Guidotti CentroStampa SpA (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 2, 2010)

10.6	First Amendment to Credit Agreement dated June 28, 2010, by and among the Company, Collotype International Holdings Pty Limited, Bank of America as Administrative Agent, and Westpac Banking Corporation as Australian Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 2, 2010)

10.7	Stock Purchase Agreement dated September 8, 2010 between the Company and the shareholders of SAS Monroe Etiquette (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 13, 2010)

10.8	Stock Purchase Agreement dated March 29, 2011, between the Company and the shareholder of La Cromografica S.R.L. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 31, 2011)

10.9	Shareholder Agreement of Collotype Labels (Chile) S.A. and Collotype Labels (Argentina) S.A., between MCC investments Chile Limitada, Etikolor S.A. and Fernando Aravena Escobar dated May 2, 2011 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 4, 2011)

10.10	Third Amendment to Credit Agreement, made and entered into as of August 26, 2011, by and among Multi-Color Corporation, Collotype International Holdings Pty Ltd., the Approving Lenders, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A. and Westpac Banking Corporation (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 30, 2011)

10.11	Fourth Amendment to Credit Agreement, made and entered into as of October 3, 2011, by and among Multi-Color Corporation, Collotype International Holdings Pty Ltd., the Approving Lenders, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A. and Westpac Banking Corporation thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 5, 2011)

10.12	Stock Purchase Agreement by and among Multi-Color Corporation and the Shareholders of Warszawski Dom Handlowy S.A. dated June 22, 2011 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 24, 2011)

MANAGEMENT CONTRACTS AND COMPENSATION PLANS

10.13	2003 Stock Incentive Plan (incorporated by reference from the Registrant’s proxy materials filed in connection with the 2003 Annual Meeting of Shareholders)

10.14	Amendment to 2003 Stock Incentive Plan dated August 16, 2007 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 17, 2007.)

10.15	2006 Director Equity Incentive Plan (incorporated by reference from the Registrant’s proxy materials filed in connection with the 2006 Annual Meeting of Shareholders)

10.16	Amended and Restated Employment Agreement between Multi-Color and Nigel A. Vinecombe effective as of May 22, 2012 (filed herewith)

10.17	Employment Letter dated August 11, 2010 regarding compensation of Sharon Birkett (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 16, 2010.)

10.18	Amendment to 2003 Stock Incentive Plan dated September 16, 2010 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 16,

2010.)

21	Subsidiaries of the Company

23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

24	Power of Attorney (included as part of signature page).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION

Dated: June 14, 2012	By:	/s/ Nigel A. Vinecombe
Nigel A. Vinecombe
President and Chief Executive Officer
(Principal Executive Officer)

We, the undersigned directors and officers of Multi-Color Corporation, hereby severally constitute Nigel A. Vinecombe and Sharon E. Birkett, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Nigel A. Vinecombe Nigel A. Vinecombe	President and Chief Executive Officer (Principal Executive Officer)	June 14, 2012

/s/ Sharon E. Birkett Sharon E. Birkett	Vice President, Chief Financial and Accounting Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)	June 14, 2012

/s/ Lorrence T. Kellar Lorrence T. Kellar	Chairman of the Board of Directors	June 14, 2012

/s/ Ari J. Benacerraf Ari J. Benacerraf	Director	June 14, 2012

/s/ Robert R. Buck Robert R. Buck	Director	June 14, 2012

/s/ Charles B. Connolly Charles B. Connolly	Director	June 14, 2012

/s/ Roger A. Keller Roger A. Keller	Director	June 14, 2012

/s/ Thomas M. Mohr Thomas M. Mohr	Director	June 14, 2012

/s/ Simon T. Roberts Simon T. Roberts	Director	June 14, 2012