Form 10-Q
period 2012-06-30
MULTI COLOR Corp
filed 2012-08-09
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common shares, no par value – 16,126,825 (as of July 31, 2012)

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30, 2012	June 30, 2011
Net revenues	$165,010	$100,635
Cost of revenues	134,087	78,440

Gross profit	30,923	22,195
Selling, general and administrative expenses	13,652	8,019

Operating income	17,271	14,176
Interest expense	5,565	1,764
Other (income) expense, net	(101)	(50)

Income before income taxes	11,807	12,462
Income tax expense	3,911	3,591

Net income	7,896	8,871
Loss attributable to non-controlling interests	—	18

Net income attributable to Multi-Color Corporation	$7,896	$8,889

Weighted average shares and equivalents outstanding:
Basic	16,116	13,297
Diluted	16,276	13,515

Basic earnings per common share	$0.49	$0.67
Diluted earnings per common share	$0.49	$0.66
Dividends per common share	$0.05	$0.05

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended
	June 30, 2012	June 30, 2011
Net income including non-controlling interests	$7,896	$8,871
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (1)	(7,420)	6,225
Unrealized gain on interest rate swaps, net of tax (2)	(870)	61

Total other comprehensive income (loss)	(8,290)	6,286

Comprehensive income (loss)	(394)	15,157
Comprehensive loss attributable to non-controlling interests	—	18

Comprehensive income (loss) attributable to Multi-Color Corporation	$(394)	$15,175

(1)	Amount is not net of tax as the earnings are reinvested within foreign jurisdictions. The amount for the three months ended June 30, 2011 includes a tax impact of $574 related to the settlement of a Euro denominated loan.
(2)	Amount is net of tax of $556 and $39 as of June 30, 2012 and 2011, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2012	March 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$17,613	$10,014
Accounts receivable, net of allowance of $1,270 and $1,070 at June 30, 2012 and March 31, 2012, respectively	101,611	96,179
Other receivables	5,652	4,451
Inventories, net	48,860	44,176
Deferred tax asset	5,909	5,858
Prepaid expenses and other current assets	8,905	6,424

Total current assets	188,550	167,102
Assets held for sale	767	159
Property, plant and equipment, net	175,772	173,137
Goodwill	347,656	342,189
Intangible assets, net	123,332	116,828
Deferred financing fees and other non-current assets	7,075	7,661
Deferred tax asset	2,551	2,578

Total assets	$845,703	$809,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,037	$24,471
Accounts payable	65,978	55,947
Accrued expenses and other liabilities	41,655	51,815

Total current liabilities	130,670	132,233
Long-term debt	408,603	377,584
Deferred tax liability	33,860	31,284
Other liabilities	20,318	15,533

Total liabilities	593,451	556,634
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 16,157 and 16,138 shares issued at June 30, 2012 and March 31, 2012, respectively	959	958
Paid-in capital	123,611	123,244
Treasury stock, 70 shares at cost at June 30, 2012 and March 31, 2012	(655)	(655)
Restricted stock	(309)	(375)
Retained earnings	127,125	120,037
Accumulated other comprehensive income	1,521	9,811

Total stockholders’ equity	252,252	253,020

Total liabilities and stockholders’ equity	$845,703	$809,654

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Multi-Color Corporation	$7,896	$8,889
Adjustments to reconcile net income attributable to MCC to net cash provided by operating activities:
Depreciation	6,765	3,882
Amortization	2,258	1,073
Net loss (gain) on disposal of property, plant and equipment	211	(50)
Stock based compensation expense	291	250
Excess tax benefit from stock based compensation	(16)	(13)
Deferred taxes, net	877	254
Net increase in accounts receivable	(656)	(6,145)
Net increase in inventories	(3,380)	(4,502)
Net decrease (increase) in prepaid expenses and other	722	(368)
Net increase in accounts payable	771	5,356
Net (decrease) increase in accrued expenses and other liabilities	(1,994)	663

Net cash provided by operating activities	13,745	9,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,283)	(4,856)
Investment in acquisitions, net of cash acquired	(15,979)	(11,320)
Proceeds from sale of property, plant and equipment	6	2,205
Other		(19)

Net cash used in investing activities	(20,256)	(13,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving line of credit	72,544	35,908
Payments under revolving line of credit	(39,050)	(25,147)
Repayment of long-term debt	(4,125)	(2,500)
Payment of York deferred payment	(14,380)	—
Proceeds from issuance of common stock	128	148
Excess tax benefit from stock based compensation	16	13
Dividends paid	(807)	(667)

Net cash provided by financing activities	14,326	7,755

Effect of foreign exchange rate changes on cash	(216)	248

Net increase in cash and cash equivalents	7,599	3,302
Cash and cash equivalents, beginning of period	10,014	15,152

Cash and cash equivalents, end of period	$17,613	$18,454

See accompanying Notes to Condensed Consolidated Financial Statements.

See Note 15 for supplemental cash flow disclosures.

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

Basis of Presentation:

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2012 Annual Report on Form 10-K.

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

Accounts Receivable:

Our customers are primarily major consumer product, food and wine & spirit companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The delinquency of an account receivable is determined based on these factors. The Company does not accrue interest on aged accounts receivable. Allowances are recorded and charged to expense when an account is determined to be uncollectible.

Losses may also depend to some degree on current and future economic conditions. Although future conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal year 2013. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the Company’s operating results and cash flows.

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

The Company’s Swaps have been designated as effective cash flow hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other comprehensive income. If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recorded in the condensed consolidated statement of income.

The Company manages foreign currency exchange rate risk by entering into forward currency contracts. The forward contracts have been designated as effective fair value hedges at inception and on an ongoing quarterly basis and any changes in fair value are recorded in earnings to offset the foreign currency effect of the transactions.

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

The Company has five interest rate Swaps (four non-amortizing Swaps with a total notional amount of $165,000 and a $40,000 amortizing Swap with a notional value of $6,000 at June 30, 2012) to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income.

The Company has entered into multiple forward contracts to fix the U.S. dollar value of presses and other equipment. The forward contracts were designated as fair value hedges. The Company adjusts the carrying value of the derivative to the estimated fair value and records the adjustment in the condensed consolidated income statement.

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

Foreign Exchange:

The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains and losses are reported in other income and expense in the consolidated statement of income.

Stock Based Compensation:

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended June 30, 2012 and 2011 was $291 and $250, respectively.

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

In September 2011, the FASB issued revised accounting guidance to simplify how an entity tests goodwill for impairment. The amendment allows companies to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011, which for the Company is the fiscal year beginning April 1, 2012, with early adoption permitted. This guidance is not expected to have a material impact on the Company.

In June 2011, the FASB issued revised accounting guidance to modify the presentation requirements for comprehensive income. The amendment gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. This guidance (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, which for the Company was the fiscal year beginning April 1, 2012. The Company adopted this amended standard by presenting Condensed Consolidated Statements of Comprehensive Income after the Condensed Consolidated Statements of Income. This guidance did not have a material impact on the Company, as this standard only affects the display of comprehensive income and does not affect what is included in comprehensive income.

In May 2011, the FASB issued revised accounting guidance to develop common requirements for measuring fair value and for disclosing information about fair value measurements under U.S. GAAP and IFRS. The amendment does not require additional fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2011, which for the Company was the fiscal quarter beginning January 1, 2012. This guidance did not have a material impact on the Company.

2.	Earnings Per Common Share

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 606 and 329 options to purchase shares in the three months ended June 30, 2012 and 2011, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended June 30,
	2012		2011
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic EPS	16,116	$0.49	13,297	$0.67
Effect of dilutive stock options	160	—	218	(0.01)

Diluted EPS	16,276	$0.49	13,515	$0.66

3.	Inventories

The Company’s inventories are comprised of the following:

	June 30, 2012	March 31, 2012
Finished goods	$22,295	$21,534
Work-in-process	10,075	8,977
Raw materials	19,839	17,569

Total gross inventory	52,209	48,080
Inventory reserves	(3,349)	(3,904)

Total	$48,860	$44,176

4.	Debt

The components of the Company’s debt consisted of the following:

	June 30, 2012	March 31, 2012
U.S. Revolving Credit Facility, 3.99% and 4.12% weighted variable interest rate at June 30, 2012 and March 31, 2012, respectively, due in 2016	$97,600	$60,900
Term Loan Facility, 3.96% and 3.97% variable interest rate at June 30, 2012 and March 31, 2012, respectively, due in quarterly installments from 2008 to 2016	321,750	325,875
Capital leases	9,424	13,022
Other subsidiary debt	2,866	2,258

Total debt	431,640	402,055
Less current portion of debt	(23,037)	(24,471)

Total long-term debt	$408,603	$377,584

The following is a schedule of future annual principal payments as of June 30, 2012:

	Debt	Capital Leases	Total
July 2012 - June 2013	$18,087	$4,950	$23,037
July 2013 - June 2014	25,838	2,791	28,629
July 2014 - June 2015	33,191	1,319	34,510
July 2015 - June 2016	41,250	343	41,593
July 2016 - June 2017	303,850	21	303,871

Total	$422,216	$9,424	$431,640

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date of 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $315,000 term loan to be made available to the Company in a single drawing. The third amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY) and increased the commitment fee. In October 2011, the Company drew down on the additional term loan in conjunction with the York Label Group acquisition (see Note 9). Upon drawing down on the additional term loan, the maximum leverage ratio permitted increased to 4.25 to 1.00 with scheduled step downs and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00. The interest rate margins for loans based on LIBOR and BBSY range from 2.00% to 3.50%. The Credit Facility contains an election to increase the facility by up to an additional $100,000 subject to agreement by one or more lenders to increase its commitment. At June 30, 2012, the aggregate principal amount of $491,750 under the Credit Facility is comprised of the following: (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $321,750 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The term loan amortizes quarterly based on the following schedule: (i) September 30, 2012 through December 31, 2013 - amortization of $4,125, (ii) March 31, 2014 through December 31, 2015 - amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016 - amortization of $12,375, with the balance due at maturity. In September 2011, the Company entered into the fourth amendment to the Credit Facility. The fourth amendment excluded certain subsidiaries of the York Label Group from the requirements to become guarantors under the Credit Facility.

The Company incurred $8,562 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. In conjunction with the modification to our debt in the third amendment to the Credit Facility, the Company recorded a charge to interest expense of $490 to write-off certain deferred financing fees. The Company recorded $495 and $180 in interest expense for the three months ending June 30, 2012 and 2011, respectively, in the condensed consolidated statement of income to amortize deferred financing costs.

The Credit Facility may be used for working capital, capital expenditures and other corporate purposes. Loans under the U.S. Revolving Credit Facility and Term Loan Facility bear interest either at: (i) base rate (as defined in the credit agreement) plus the applicable margin for such loans which ranges from 1.00% to 2.50%; or (ii) the applicable London interbank offered rate, plus the applicable margin for such loans which ranges from 2.00% to 3.50% based on the Company’s leverage ratio at the time of the borrowing. Loans under the Australian Sub-Facility bear interest at the BBSY Rate plus the applicable margin for such loans, which ranges from 2.00% to 3.50% based on the Company’s leverage ratio at the time of the borrowing.

Available borrowings under the Credit Facility at June 30, 2012 consisted of $32,400 under the U.S. Revolving Credit Facility and $40,000 under the Australian Sub-Facility. The Company also has various uncommitted lines of credit available at June 30, 2012 in the amount of $8,962.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at June 30, 2012: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.00 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of June 30, 2012.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	June 30, 2012	March 31, 2012
Total minimum lease payments	$9,821	$13,606
Less amount representing interest	(397)	(584)

Present value of net minimum lease payments	9,424	13,022
Current portion	(4,950)	(7,027)

Capitalized lease obligations, less current portion	$4,474	$5,995

The capitalized leases carry interest rates from 0.4% to 10.00% and mature from 2013 to 2017.

5.	Major Customers

During the three months ended June 30, 2012 and 2011, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 13% of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

In addition, accounts receivable balances from the Procter & Gamble Company approximated 4% and 5% of the Company’s total accounts receivable balance at June 30, 2012 and March 31, 2012, respectively. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At June 30, 2012, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2008. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2007. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of June 30, 2012 and March 31, 2012, the Company had liabilities of $3,524 and $3,616, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. The liability for the gross amount of interest and penalties at June 30, 2012 and March 31, 2012, respectively, was $1,640 and $1,690. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheet for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three months ended June 30, 2012, the Company released a reserve for $193, including interest and penalties, related to uncertain tax positions that have been settled. The Company believes it is reasonably possible that approximately $426 of unrecognized tax benefits as of June 30, 2012 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign income tax matters, and the liability for these unrecognized tax benefits is classified in accrued expenses and other liabilities on the condensed consolidated balance sheet. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $3,524.

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

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 2.00% to 3.50% based on the Company’s leverage ratio. The fixed interest rates at June 30, 2012 were 6.95% and 6.54% on the non-amortizing and amortizing Swaps, respectively. The notional balance of the amortizing Swap was $6,000 and $8,000 at June 30, 2012 and March 31, 2012, respectively.

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

The Swaps were designated as highly effective cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in accumulated other comprehensive income and measured on an ongoing basis. At June 30, 2012 and March 31, 2012, the fair value of the Swaps was a net liability of $3,712 and $2,286, respectively, and was included in other liabilities on the condensed consolidated balance sheet. In October 2011, the Company purchased a one year 2% interest rate cap on a total notional value of $125,000 for $25.

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

At June 30, 2012, the Company had entered into multiple foreign currency forward contracts to fix the U.S. dollar value of presses and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in earnings in the same period during which the related item affects earnings. The net fair value of the contracts is a liability of $147 as of June 30, 2012.

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	June 30, 2012	March 31, 2012
Deferred payment (1)	$11,975	$21,309
Accrued payroll and benefits	13,530	14,849
Unrecognized tax benefits (including interest and penalties)	426	633
Accrued income taxes	5,869	2,441
Professional fees	410	788
Accrued taxes other than income taxes	1,117	1,231
Deferred lease incentive	564	451
Accrued interest	231	185
Accrued severance	2,560	2,720
Customer rebates	867	1,653
Other	4,106	5,555

Total accrued expenses and other liabilities	$41,655	$51,815

(1)	The balance at June 30, 2012 consists of a deferred payment of $5,046 related to the acquisition of Labelgraphics to be paid in July 2012 and a deferred payment of $6,929 related to the acquisition of York Label Group that was to be paid on April 1, 2012. This $6,929 related to the acquisition of York Label Group is subject to dispute as further described in Note 14 and was placed in an escrow account controlled by the Company. The balance at March 31, 2012 consists of a deferred payment of $21,309 related to the York Label Group acquisition. See further details at Note 9.

9.	Acquisitions

Labelgraphics (Holdings) Ltd. (Labelgraphics) Summary

On April 2, 2012, the Company acquired 100% of Labelgraphics, a wine & spirit label specialist located in Glasgow, Scotland. The acquisition expanded MCC’s global presence in the wine & spirit label market, particularly in the United Kingdom. The results of Labelgraphics operations were included in the Company’s condensed consolidated financial statements beginning April 2, 2012.

The purchase price for Labelgraphics consisted of the following:

Cash from proceeds of borrowings	$16,024
Deferred payment	8,610

24,634
Net debt assumed	712

$25,346

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 4 for details of the Credit Facility). Assumed net debt includes $757 of bank debt and capital leases less $45 of cash acquired. The purchase price includes a future performance based earn out of approximately 15% of the above total which will be paid out in July 2014 assuming certain financial targets are met. The Company spent $377 in acquisition expenses related to the Labelgraphics acquisition, which was recorded in selling, general and administrative expense in the condensed consolidated statement of income.

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

The cash portion of the purchase price was funded through borrowings under the amended Credit Facility (see Note 4 for details of the Credit Facility). Assumed net debt included $10,479 of bank debt and capital leases, less $609 of cash acquired. Of the purchase price, $21,309 was to be paid on April 1, 2012 and of this amount, $2,500 was required to be deposited into an escrow account to satisfy DLJ's indemnification obligations with respect to the transaction. On April 1, 2012, the Company paid DLJ $11,880 and deposited $2,500 into escrow in accordance with the Purchase Agreement. The balance due DLJ ($6,929) is subject to dispute as further described in Note 14 and was placed into a separate escrow account controlled by the Company. The Company spent $1,384 in acquisition expenses related to the acquisition of York.

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

$11,779

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 4 for details of the Credit Facility). Assumed net debt included $4,023 of capital leases and other debt, less $4 of cash acquired. The Company had $373 and $398 in escrow at June 30, 2012 and March 31, 2012, respectively, which is deferred for three years after the closing date. Any change in escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price. The Company spent $177 in acquisition expenses related to the acquisition of WDH.

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

Purchase Price Allocation and Other Items

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for Labelgraphics will be finalized prior to the end of the third quarter of fiscal 2013 once independent fair value appraisals of assets and liabilities and valuation of tax liabilities are finalized. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for York will be finalized at the beginning of the third quarter of fiscal 2013 once independent fair value appraisals of assets and liabilities and valuation of tax liabilities are finalized. We do not anticipate any substantial changes to the preliminary purchase price or related allocation. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for WDH was finalized during the first quarter of fiscal year 2013 after fair value appraisals of assets and valuation of tax liabilities were finalized. There were no material changes to the preliminary purchase price or related allocation.

Based on fair value estimates, the final purchase price for La Cromografica and WDH and the preliminary purchase price for York and Labelgraphics has been allocated to individual assets acquired and liabilities assumed as follows:

	La Cromografica	WDH	York	Labelgraphics
Assets Acquired:
Cash, less debt assumed	$—	$—	$—	$—
Accounts receivable	4,534	2,673	33,550	3,275
Inventories	1,254	1,000	19,751	1,794
Property, plant and equipment	5,638	3,486	54,790	8,680
Intangible assets	1,280	2,393	82,500	10,319
Goodwill	3,488	6,709	177,083	9,102
Other assets	30	703	10,247	2,780

Total assets acquired	$16,224	$16,964	$377,921	$35,950

Liabilities Assumed:
Accounts payable	2,320	3,765	21,056	6,954
Accrued income taxes payable	—	—	324	369
Accrued expenses and other liabilities	1,287	981	12,528	375
Net debt assumed	1,628	4,019	9,870	712
Deferred tax liabilities	1,109	439	4,939	2,906

Total liabilities assumed	6,344	9,204	48,717	11,316

Net assets acquired	$9,880	$7,760	$329,204	$24,634

The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	La Cromografica		WDH		York		Labelgraphics
	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$1,138	16 years	$2,393	18 years	$82,500	18 years	$9,775	20 years
Trademarks	142	2 years	—	—	—	—	320	2 years
Non-compete agreements	—	—	—	—	—	—	224	5 years

Total identifiable intangible assets	$1,280		$2,393		$82,500		$10,319

Identifiable intangible assets are amortized over their estimated useful lives based on a number of assumptions including the estimated period of economic benefit and utilization. The Company expects amortization expense related to the fiscal 2013 and 2012 acquisitions to be approximately $5,400 annually for the next five years.

None of the goodwill arising from the La Cromografica, WDH or Labelgraphics acquisitions is deductible for income tax purposes. Approximately $50,381 of the goodwill arising from the York acquisition is deductible for income tax purposes. Below is a roll forward of the acquisition goodwill from acquisition date to June 30, 2012:

	La Cromografica	WDH	York	Labelgraphics
Balance at acquisition date	$3,488	$6,709	$177,083	$9,102
Foreign exchange impact	(383)	(1,014)	(928)	(182)

Balance at June 30, 2012	$3,105	$5,695	$176,155	$8,920

The goodwill for La Cromografica is attributable to the workforce of the acquired business and the access to two significant markets, the olive oil label market and the Italian wine label market. Italy represents approximately 20% of the world’s wine production and is also a leading producer of olive oils. The goodwill for WDH is attributable to access to the Eastern European pressure sensitive label market and the workforce of the acquired business. The goodwill for York is attributable to strengthening MCC’s presence in home & personal care, food & beverage and wine & spirit label markets in North America and Chile and the workforce of the acquired business. The goodwill for Labelgraphics is attributable to access to the UK spirit label market and the acquired workforce.

The accounts receivable acquired as part of the La Cromografica acquisition had a fair value of $4,534 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $4,620 and the estimated contractual cash flows that are not expected to be collected are $86. The accounts receivable acquired as part of the WDH acquisition had a fair value of $2,673 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $3,132 and the estimated contractual cash flows that are not expected to be collected are $459. The accounts receivable acquired as part of the York acquisition had a fair value of $33,550 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $35,472 and the estimated contractual cash flows that are not expected to be collected are $1,922. The accounts receivable acquired as part of the Labelgraphics acquisition had a fair value of $3,275 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $3,403 and the estimated contractual cash flows that are not expected to be collected are $128.

The net revenues and net income for WDH, York and Labelgraphics are included in the condensed consolidated statement of income for the period ended June 30, 2012. The combined net revenues and net income for the three months ended June 30, 2012 attributable to these acquired entities were $66,189 and $2,536, respectively.

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three months ended June 30, 2012 and 2011 as if WDH, York and Labelgraphics had been acquired as of the beginning of fiscal year 2012. The pro forma results include certain purchase accounting adjustments, such as capital lease adjustments, the estimated changes in depreciation, intangible asset amortization, inventory step-up and interest expense. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated or that may result in the future.

	Three Months Ended June 30,
	2012	2011
Net revenues	$165,010	$171,800
Net income attributable to Multi-Color	$7,896	$(469)
Diluted earnings per share	$0.49	$(0.03)

Pro forma information was prepared for the financial results of WDH, York and Labelgraphics for the three months ended June 30, 2011 as if these acquisitions had occurred at the beginning of the period. Net income for the three months ended June 30, 2011 includes a non-recurring loss on extinguishment of debt recorded by York of $13,569, prior to acquisition. Below is a table detailing a reconciliation of actual net revenues and net income to the pro forma net revenues and net income:

	Three Months Ended June 30, 2011
	Net Revenues	Net Income
Multi-Color Corporation actual results	$100,635	$8,889
Acquired company results for the three months ended June 30, 2011	71,165	(7,904)
Pro forma adjustments	—	(1,454)

Pro forma results	$171,800	$(469)

Below is a table detailing the pro forma adjustments:

Three Months Ended June 30, 2011
Present value of earnout payment for Labelgraphics	$(47)
Acquired intangibles amortization	684
Amortization of debt issuance costs relating to the amendment of the credit facility	507
Depreciation expense related to capital leases	(158)
Lease expense related to capital leases	(317)
Interest expense related to capital leases	(54)
Depreciation expense adjustment	719
Interest expense adjustment	2,346
Finished goods inventory adjustment	(2,001)
Income taxes	(2,508)
Other adjustments	(625)

Total pro forma adjustments	$(1,454)

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

In September 2011, the Company bought the regional partner’s 30% ownership interest in the two label operations in Latin America for 40 shares of Multi-Color stock. As a result, MCC now owns 100% of the label operations in Chile and Argentina.

On October 1, 2010, the Company acquired Monroe Etiquette. The seller received approximately 89% of the proceeds in the form of cash on October 1, 2010. The remaining 11% of the purchase price will be paid in cash, but is deferred for five years after the closing date.

On July 1, 2010, the Company acquired Guidotti Centrostampa. The selling shareholders have agreed to indemnify MCC with respect to the acquisition, including certain losses arising out of a breach of their warranties or covenants under the acquisition agreement. The acquisition agreement provides that 5% of the purchase price is subject to achieving certain financial targets and subject to certain quantitative measures. On December 31, 2010, certain financial targets subject to certain quantitative measures required to realize the contingent payment were satisfied in full and the entire liability was paid in July 2011.

An additional 10% is held in escrow for up to five years to fund certain potential indemnification obligations of the selling shareholders. The Company had $5,338 and $5,617 at June 30, 2012 and March 31, 2012, respectively, in this escrow account. The escrow will be released from the first to the fifth anniversary of the date of closing in the amount of 2% of the purchase price per year in accordance with the provisions of the escrow agreement.

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

Derivative Financial Instruments

The Company has five interest rate Swaps (four non-amortizing Swaps with a total notional amount of $165,000 and a $40,000 amortizing swap with a notional value of $6,000 at June 30, 2012) to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income. See Note 7.

The Company has entered into multiple foreign currency forward contracts to fix the U.S. dollar value of presses and other equipment (see Note 7). The Company adjusts the carrying value of the derivative to the estimated fair value and records the adjustment in earnings.

At June 30, 2012, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(3,712)	—	$(3,712)	—
Foreign currency forward contracts	$(147)	—	$(147)	—

At March 31, 2012, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(2,286)	—	$(2,286)	—
Foreign currency forward contracts	$(2)	—	$(2)	—

The Company values interest rate Swaps using proprietary pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Other Fair Value Measurements

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year, by comparing the fair value of the reporting unit goodwill to its carrying amount. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. In fiscal years 2013 and 2012, the Company did not adjust goodwill or intangible assets to their fair values on a nonrecurring basis. Goodwill and intangible assets are valued using level 3 inputs.

As part of the recent acquisitions, the Company acquired presses that were appraised and adjusted to their fair value as part of the purchase price accounting. See Note 9 for further information regarding the acquisitions. The carrying value of cash and equivalents, accounts receivable, accounts payable and debt approximate fair value.

11.	Accumulated Other Comprehensive Income

The components of the Company’s accumulated other comprehensive income consist of:

	June 30, 2012	March 31, 2012
Net unrealized foreign currency translation adjustments	$4,242	$11,662
Net unrealized (loss) on interest rate swaps, net of tax	(2,267)	(1,397)
Minimum pension liability	(454)	(454)

Accumulated other comprehensive income	$1,521	$9,811

12.	Goodwill and Intangible Assets

The Company’s goodwill consisted of the following:

Balance at March 31, 2012	$342,189
Acquisition of Labelgraphics	9,102
Adjustment to York acquisition	(622)
Currency translation	(3,013)

Balance at June 30, 2012	$347,656

The Company’s intangible assets consisted of the following:

	Balance at cost at March 31, 2012	Labelgraphics Acquisition	Adjustment to York Acquisition	Foreign Exchange	Intangibles at Cost	Accumulated Amortization	Net Intangibles at June 30, 2012
Customer relationships	$127,322	$9,775	$400	$(1,862)	$135,635	$(14,872)	$120,763
Technologies	1,608	—	—	(10)	1,598	(962)	636
Trademarks	705	320	—	(1)	1,024	(694)	330
Licensing intangible	2,468	—	—	(80)	2,388	(994)	1,394
Non-compete agreement	—	224	—	(4)	220	(11)	209

	$132,103	$10,319	$400	$(1,957)	$140,865	$(17,533)	$123,332

The amortization expense of intangible assets for the three months ended June 30, 2012 and 2011 was $2,258 and $1,073, respectively.

13.	Facility Closures

In January 2012, the Company announced plans to consolidate its manufacturing facility located in Kansas City, Missouri into its other existing facilities. In connection with the consolidation of the Kansas City facility, the Company incurred a charge of $573 in the first quarter of fiscal 2013 and $1,182 in the fourth quarter of fiscal 2012 primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs. The transition from the Kansas City facility has been completed. Below is a rollforward of severance and other termination benefits:

	Balance at March 31, 2012	Amounts Expensed	Amounts Paid	Balance at June 30, 2012
Severance and Other Termination Benefits	$990	—	(373)	$617

14.	Commitments and Contingencies

Litigation

The Company is a party in a case styled DLJ South American Partners, L.P. (“DLJ”) v. Multi-Color Corporation, et al., Case No. C.A. No. 7417-CS which is pending in the Delaware Court of Chancery. In a complaint filed on April 13, 2012, DLJ alleges that the Company failed to make certain payments required by the Merger and Stock Purchase Agreement (the “Merger Agreement”) entered into by the Company with Adhesion Holdings, Inc., a Delaware corporation, DLJ, and Diamond Castle Partners IV, L.P., a Delaware limited partnership, (“Diamond Castle”), pursuant to which the Company acquired York Label Group. Ari J. Benacerraf and Simon T. Roberts, who are affiliated with Diamond Castle, are current members of the Company’s Board of Directors.

DLJ seeks the payment of $6,939 and interest, legal fees and other equitable relief that the Company is unable to reasonably estimate at this time. On May 18, 2012, the Company filed an answer, counterclaim and third party complaint asserting various causes of action against DLJ, Diamond Castle and affiliated entities arising out of their breaches of the Merger Agreement and other actions.

DLJ and Diamond Castle have filed motions to dismiss with respect to certain claims asserted in the Company’s answer, counterclaim and third party complaint. DLJ has also filed a partial motion for judgment on the pleadings as to its complaint against the Company. The Company’s response is due August 28, 2012. The Company intends to oppose the motions to dismiss and the partial motion for judgment on the pleadings.

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

15.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011
Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,812	$1,446
Income taxes paid, net of refunds	776	1,489
Supplemental Disclosures of Non-Cash Activities:
Change in interest rate swap fair value	(1,426)	101

Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	35,950	21,135
Liabilities assumed	(11,361)	(8,876)
Liabilities for deferred payments	(8,610)	—
Non-controlling interest	—	(939)
Cash acquired	45	781

Net cash paid	$16,024	$12,101

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. Multi-Color Corporation’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein, including in Part II, Item 1A. Risk Factors. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

Refer to “Forward-Looking Statements” following the index in this Form 10-Q. In the discussion that follows, all amounts are in thousands (both tables and text), except per share data and percentages.

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

Results of Operations

Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011:

Net Revenues

	2012	2011	$ Change	% Change
Net Revenues	$165,010	$100,635	$64,375	64%

Net revenues increased 64% to $165,010 from $100,635 compared to the three months ended June 30, 2011. Net revenues increased 66% or $66,189 due to acquisitions occurring after June 30, 2011. Of this acquisition-related revenue increase, $58,543 is attributable to the acquisition of York Label Group (York). Organic net revenues decreased by 2% compared to the prior year quarter due to a 4% unfavorable impact of foreign exchange rates primarily driven by depreciation in the Australian dollar and the Euro partially offset by a 2% increase due to a favorable impact of pricing and sales mix.

Cost of Revenues and Gross Profit

	2012	% of Revenues	2011	% of Revenues	$ Change	% Change

Cost of Revenues	$134,087	81%	$78,440	78%	$55,647	71%
Gross Profit	$30,923	19%	$22,195	22%	$8,728	39%

Cost of revenues increased 71% or $55,647 compared to the prior year quarter due primarily to acquisitions that occurred after June 30, 2011. Included in the impact of the acquisition increase is a charge of $458 for an adjustment related to the step-up of finished goods and work-in-process inventory in the purchase price accounting for Labelgraphics. The cost of revenues was also impacted by the unfavorable impact of foreign exchange rates and integration inefficiencies in North and Latin America.

Gross profit increased 39% or $8,728 compared to the prior year quarter due primarily to acquisitions that occurred after June 30, 2011 partially offset by a decrease related to the unfavorable impact of foreign exchange rates in the current quarter. Gross margins decreased from 22% to 19% of net revenues in the current quarter due primarily to lower European sales and integration inefficiencies in North and Latin America.

Selling, General and Administrative Expenses

	2012	% of Revenues	2011	% of Revenues	$ Change	% Change

Selling, General and Administrative Expenses	$13,652	8%	$8,019	8%	$5,633	70%

Selling, general and administrative (SG&A) expenses increased $5,633 compared to the prior year quarter due primarily to the impact of new acquisitions. In addition, SG&A expenses increased due to $573 of costs related to the closure of the Kansas City facility and $272 of severance costs related to the integration of York partially offset by the impact of foreign exchange rates in the current quarter. SG&A expenses, as a percent of sales, was steady at 8% compared to the prior year quarter.

Interest Expense and Other (Income) Expense, Net

	2012	2011	$ Change	% Change

Interest Expense	$5,565	$1,764	$3,801	215%
Other (Income) Expense, net	$(101)	$(50)	$(51)	(102)%

Interest expense increased by $3,801 compared to the prior year quarter due to the increase in debt borrowings to finance acquisitions (primarily York). The Company had $431,640 of debt at June 30, 2012 compared to $140,995 of debt at June 30, 2011.

Income Tax Expense

	2012	2011	$ Change	% Change

Income Tax Expense	$3,911	$3,591	$320	9%

Our effective tax rate increased from 29% in the three months ending June 30, 2011 to 33% in the three months ending June 30, 2012 due primarily to a shift in the geographical mix of worldwide earnings. The Company expects its annual effective tax rate to be approximately 33% in fiscal year 2013.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the three months ended June 30, 2012, net cash provided by operating activities was $13,745 compared to $9,289 in the same period of the prior year. The increase in operating cash flow is primarily due to the impact of acquisitions since June 30, 2011. The consolidated days sales outstanding (DSO) at June 30, 2012 was approximately 52 days.

Through the three months ended June 30, 2012, net cash used in investing activities was $20,256 compared to net cash used of $13,990 in the same period of the prior year. Investing activities include cash used for the acquisition of Labelgraphics in the first quarter of fiscal 2013 and the acquisition of La Cromografica and two label operations in Latin America in the first quarter of fiscal 2012. Capital expenditures in the three months ended June 30, 2012 were $4,283. The majority of these capital expenditures were made to purchase new presses. Cash used in investing activities in the prior year included capital expenditures of $4,856 partially offset by proceeds from the sale of plant and equipment of $2,205. The projected amount of capital expenditures for fiscal year 2013 is $30,000.

Through the three months ended June 30, 2012, net cash provided by financing activities was $14,326 compared to $7,755 of cash provided by financing activities in the same period of the prior year. During the three months ended June 30, 2012, we had net debt additions of $29,369 compared to net debt additions of $8,261 in the prior year. The increase in net debt during the first quarter of fiscal 2013 was primarily due to an increase in borrowings to finance the Labelgraphics acquisition and deferred payment related to the York acquisition. Net cash provided by financing activities for the three months ended June 30, 2012 was reduced by the deferred payment related to the York acquisition of $14,380, which the Company paid on April 1, 2012.

Capital Resources

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date of 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $315,000 term loan to be made available to the Company in a single drawing. The third amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY) and increased the commitment fee. In October 2011, the Company drew down on the additional term loan in conjunction with the York acquisition. Upon drawing down on the additional term loan, the maximum leverage ratio permitted increased to 4.25 to 1.00 with scheduled step downs and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00. The interest rate margins for loans based on LIBOR and BBSY range from 2.00% to 3.50%. The Credit Facility contains an election to increase the facility by up to an additional $100,000 subject to agreement by one or more lenders to increase its commitment. At June 30, 2012, the aggregate principal amount of $491,750 under the Credit Facility is comprised of the following: (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $321,750 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The term loan amortizes quarterly based on the following schedule: (i) September 30, 2012 through December 31, 2013 - amortization of $4,125, (ii) March 31, 2014 through December 31, 2015 - amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016 - amortization of $12,375, with the balance due at maturity. In September 2011, the Company entered into the fourth amendment to the Credit Facility. The fourth amendment excludes certain subsidiaries of York from the requirements to become guarantors under the Credit Facility.

The Company incurred $8,562 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. In conjunction with the modification to our debt in the third amendment to the Credit Facility, the Company recorded a charge to interest expense of $490 to write-off certain deferred financing fees. The Company recorded $495 and $180 in interest expense for the three months ended June 30, 2012 and 2011, respectively, in the condensed consolidated statement of income to amortize deferred financing costs.

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

Available borrowings under the Credit Facility at June 30, 2012 consisted of $32,400 under the U.S. Revolving Credit Facility and $40,000 under the Australian Sub-Facility. The Company also has various uncommitted lines of credit available at June 30, 2012 in the amount of $8,962.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at June 30, 2012: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.00 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of June 30, 2012.

We believe that we have both sufficient short and long-term liquidity and financing. We had a working capital position of $57,880 and $34,869 at June 30, 2012 and March 31, 2012, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2012:

(in thousands)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$422,216	$18,087	$25,838	$33,191	$41,250	$303,850	$—
Capital leases	9,424	4,950	2,791	1,319	343	21	—
Interest on long-term debt (1)	71,260	18,545	17,499	16,610	15,980	2,626	—
Rent due under operating leases	60,505	9,866	9,127	8,688	7,590	5,629	19,605
Unconditional purchase obligations	2,111	1,958	61	46	46	—	—
Pension and post retirement obligations	901	23	13	45	69	82	669
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	16,816	11,975	3,808	—	1,033	—	—

Total contractual obligations	$583,233	$65,404	$59,137	$59,899	$66,311	$312,208	$20,274

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of June 30, 2012.
(2)	The table excludes $3,524 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Recent Acquisitions

On April 2, 2012, the Company acquired Labelgraphics (Holdings) Ltd., a wine & spirit label specialist located in Glasgow, Scotland, for $24,634 plus net debt assumed of $712. The purchase price includes a future performance based earn out of approximately 15% of the above total. The acquisition expanded MCC’s global presence in the wine & spirit label market, particularly in the United Kingdom.

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

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date of 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $315,000 term loan to be made available to the Company in a single drawing. The third amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY) and increased the commitment fee.

On July 1, 2011, the Company acquired WDH, a consumer products and spirit label company located in Warsaw, Poland, for $7,760 plus net debt assumed of $4,019. The purchase price includes a contingent payment to be made to the selling shareholders if certain financial targets are reached. The financial targets were reached in calendar year 2011 and the contingent payment was made in the fourth quarter of fiscal 2012. WDH supplies a number of large consumer products international brand owners in home & personal care markets, consistent with MCC’s largest customers in the U.S.

On May 2, 2011, the Company entered into agreements to buy 70% ownership in two label operations in Latin America; one in Santiago, Chile and the other in Mendoza, Argentina with a regional partner owning the remaining 30%. MCC’s investment including debt assumed was approximately $3,900. The label operations focus on providing premium labels to the expanding Latin American wine and spirit markets. In September 2011, the Company bought the regional partner’s 30% ownership interest in the two label operations in Latin America for 40 shares of Multi-Color stock. As a result, MCC now owns 100% of the acquired label operations in Chile and Argentina.

On April 1, 2011, the Company acquired La Cromografica, an Italian wine label specialist, for a purchase price of approximately $9,880 payable in cash plus net debt assumed. La Cromografica is located in Florence, Italy and specializes in high quality wine labels for premium Italian wines.

On October 1, 2010, MCC acquired Monroe Etiquette for $9,896, plus net debt assumed. The selling shareholder received approximately 89% of the proceeds in the form of cash on October 1, 2010. The remaining 11% of the purchase price will be paid in cash, but is deferred for five years after the closing date. Monroe Etiquette provides label to the premium French wine market.

On July 1, 2010, the Company acquired CentroStampa for $58,199 less net debt assumed but including a contingent payment. The selling shareholders received approximately 80% of the proceeds in the form of cash and 20% in the form of 935 shares of MCC common stock. This stock represented approximately 8% of MCC’s shares outstanding immediately prior to consummation of the acquisition. At the date of acquisition 5% of the purchase price was subject to achieving certain financial targets. On December 31, 2010, these financial targets subject to certain quantitative measures required to realize the contingent payment were satisfied in full and the entire liability was paid in July 2011.

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

We believe the following critical accounting policies impact the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. Additionally, our senior management has reviewed the critical accounting policies and estimates with the Board of Directors’ Audit and Finance Committee. For a more detailed discussion of the application of these and other accounting policies, refer to Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2012.

Revenue Recognition

The Company recognizes revenue on sales of products when the customer receives title to the goods, which is generally upon shipment or delivery depending on sales terms. Revenues are generally denominated in the currency of the country from which the product is shipped and are net of applicable returns and discounts.

Accounts Receivable

Our customers are primarily major consumer product, food, and wine & spirit companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The delinquency of an account receivable is determined based on these factors. The Company does not accrue interest on aged accounts receivable. Allowances are recorded and charged to expense when an account is determined to be uncollectible.

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

The accounts receivable balances in Australia, South Africa, Europe, Canada, China and South America are subject to foreign exchange rate fluctuations which can cause the balance to change significantly with an offset to other comprehensive income.

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

The Company’s interest rate Swaps have been designated as effective cash flow hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other comprehensive income. If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recorded in the condensed consolidated statement of income.

The Company manages foreign currency exchange rate risk by entering into forward currency contracts. The forward contracts have been designated as effective fair value hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in earnings to offset the foreign currency effect of the transactions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the fiscal year ended March 31, 2012.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

During the quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, MCC’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 14 in this Form 10-Q for update on legal proceedings.

Item 1A. Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Form 10-K for the year ended March 31, 2012.

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

Date: August 9, 2012

	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial and Accounting Officer, Secretary