Form 10-K/A
period 2012-03-31
MULTI COLOR Corp
filed 2012-09-28
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement filed pursuant to Regulation 14A of the Exchange Act for its 2012 Annual Meeting of Shareholders held on August 8, 2012 are incorporated by reference into Part III of Form 10-K.

		Page
Part III
	Item 11 - Executive Compensation	3

Part IV
	Item 15 - Exhibits and Financial Statement Schedules	13

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to revise the disclosures identified below, which were included in our definitive proxy statement (the “2012 Proxy Statement”) for our Annual Meeting of Shareholders held on August 8, 2012, filed with the Securities and Exchange Commission (the “SEC”) on June 22, 2012, and incorporated into Part III, Item 11 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the “Original Annual Report”), filed with the SEC on June 14, 2012. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of the information incorporated into Item 11, as amended.

In response to a comment letter we received from the SEC, we are amending and restating Item 11 of our Original Annual Report solely to revise the disclosure in the paragraph under the caption “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentive Bonus Compensation,” which disclosure was originally included in our 2012 Proxy Statement and to provide updates to “Executive Compensation Information—Summary Compensation Table” and “Executive Compensation Information—Grants of Plan Based Awards,” which disclosure was also originally included in our 2012 Proxy Statement. There were no changes made to the Annual Incentive Bonus Compensation or the performance targets under that plan, which determine annual incentive bonuses paid to our named executive officers.

Except as described above, we have not modified or updated other disclosures presented in the 2012 Proxy Statement or the Original Annual Report. This Amendment does not amend, update or change the financial statements or any other disclosures in the Original Annual Report and does not reflect events occurring after the filing of the Original Annual Report. This Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report.

PART III

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This section discusses the principles underlying Multi-Color Corporation’s policies and decisions concerning the compensation of the Company’s executive officers. This information describes the manner and context in which compensation is awarded to and earned by the Company’s executive officers and provides perspective on the tables and narrative that follow.

The Board of Directors utilizes the Compensation and Organization Development Committee (for purposes of this Compensation Discussion and Analysis, the “Committee”) to assist the Board in fulfilling the Board’s responsibilities in the area of executive compensation. The Committee, working with management, has approved executive compensation programs that are designed to attract and retain executives and reward them for their efforts toward helping Multi-Color achieve its short-term and long-term operating, financial and strategic goals, and thereby build shareholder value. To that end, generally, executive compensation packages are weighted towards incentive plans that emphasize stock ownership and bonus compensation arrangements which serve to align more closely the interests of management with those of shareholders.

Framework of Multi-Color’s Executive Compensation Program

Multi-Color’s Goals

Multi-Color seeks to continue to improve its financial and operating performance on a long-term basis. The Company is committed to delivering predictable and reliable results through increasing revenues and net income, and growth in earnings per share and cash flow. While these goals are not all of the priorities Multi-Color has established, they represent the foundation of Multi-Color’s long-term objectives. Multi-Color’s compensation policies, practices and programs are intended to align executive compensation within the framework of these strategic goals, attracting and retaining a strong executive team for the long-term.

The Company intends base salary and benefits to be fair compensation for the executive officers’ good faith efforts to do their jobs well, and incentive compensation (both annual and long-term) to be pay for performance on behalf of the Company and its shareholders. The Company expects the incentive pay to reinforce the executive’s line-of-sight between (i) his or her behaviors, decisions and leadership and (ii) high standards of performance on corporate financial and other individual measures that, if achieved, will enhance shareholder value.

Compensation Committee Responsibilities

Among other things, the Committee assists the Board of Directors in fulfilling the Board’s responsibilities to:

1)	Review and approve the annual and long-term goals and objectives of the Chief Executive Officer (“CEO”) of the Company, and evaluate the CEO’s performance at least annually.

2)	Determine the compensation and benefits of the CEO and other executive officers and key management personnel, in light of their performance relative to their goals and objectives, and report the compensation of the CEO to the Board, including the grant of any stock options or restricted stock.

3)	Review the compensation of the Company’s directors, and make recommendations with respect to director compensation to the Board for its approval.

4)	Review periodically the Company’s philosophy on executive compensation and advise the CEO and the Board about different approaches to executive compensation.

5)	Evaluate the Company’s compensation policies and practices at least annually to determine whether the associated risks are reasonably likely to have a material adverse effect on the Company.

6)	Assess from time to time the Company’s competitive position for the various elements of executive compensation, by reviewing executive compensation surveys, studies and other information about compensation paid by certain other companies situated similarly to the Company.

7)	Administer the Company’s stock option and stock/equity incentive plans and make recommendations to the Board with respect to adoption, amendment and termination of such plans.

8)	Assess the Company’s compensation policies and practices on an annual basis to determine whether the risks arising from such policies and practices are reasonably likely to have a material adverse effect on the Company.

9)	Oversee the handling of the Company’s organizational development issues and review management’s recruiting and selection practices, employee diversification program, employee engagement surveys and long-range planning for executive development and succession.

The Committee has the resources and authority appropriate to discharge its responsibilities, including, when necessary, the authority to retain such consultants and advisers as it may deem appropriate in its sole discretion, to advise it with respect to the Company’s executive compensation and organizational development plans, programs and individual arrangements. The Committee has the sole authority to approve such consultants’ and advisers’ fees and terms of engagement.

The Committee meets at least once every year, and more frequently, as and if circumstances dictate. During the year ended March 31, 2012, the Committee met one time. The Committee may request any officer or employee of the Company, outside counsel, consultants or independent auditors to attend a meeting of the Committee.

The Committee is comprised of a minimum of three directors, each of whom (i) is not an officer or employee of Multi-Color Corporation and, (ii) does not have any relationship, which in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a member of the Committee. Independent directors, as determined by the Board and in accordance with the rules of NASDAQ comprise a majority of the Committee. Members of the Committee are appointed and removed by the Board.

The purpose of the Committee is to establish and oversee the execution of the Company’s philosophy on compensation and organizational development. The Committee is responsible for assuring that the Company’s executives, other key management personnel and directors are effectively compensated in terms that (i) are aligned with the short-term and long-term interests of the shareholders, (ii) attract, motivate and retain key talent, and (iii) are externally competitive and internally equitable. The Committee approves all elements of compensation of the Company’s executive officers and directors, sets the criteria for awards under the Company’s incentive compensation plans and determines whether such criteria have been met, and oversees matters relating to the Company’s stock compensation plans. The Committee also oversees the policies and practices of the Company that advance its organizational development, including those designed to achieve the highest level of engagement of the Company’s workforce.

Compensation Philosophy and Objectives

Compensation programs in which the Company’s executive officers participate are designed to be equitable and competitive with the compensation programs of companies with whom the Company competes for new employees. The Committee believes executive performance is a distinguishing factor and a competitive advantage of Multi-Color and rewards executives whose performance is outstanding.

Multi-Color’s pay-for-performance compensation philosophy is based upon this linkage between performance targets and individual accountability. Individual behavior consistent with the Company’s core values is recognized as being necessary for building and sustaining shareholder value over the long-term. Employees at all levels of the organization, including executive officers, are evaluated through a disciplined annual assessment process, and compensated for exemplifying core values of integrity, passion, creativity, perseverance, achievement and personal leadership.

The Company’s goal is to attract, develop, motivate and retain executives who have the skills, experience and drive to achieve superior growth in shareholder value. The Company believes that, to be successful, the Company needs to be competitive not only in its products and innovative solutions, but also in the quality of its executives. This, in turn, requires that Multi-Color compensate executive officers competitively.

The Process of Implementing Executive Compensation Changes

The Committee reviews Multi-Color’s executive compensation programs annually. The Committee utilizes market compensation data (including base salary, target annual and long-term incentive levels) regarding the President and CEO. The Committee, in turn, recommends compensation levels for this position to the independent members of the Board of Directors.

Following their evaluation of the CEO’s performance, the independent members of the Board establish all aspects of the CEO’s compensation. Neither the President and CEO nor any of the Company’s other executives participates in deliberations relating to his or her own compensation.

The Committee also receives market compensation data (including base salary, target annual and long-term incentive levels) for each individual executive other than the CEO. The President and CEO recommends increases or decreases in compensation levels for these executive officers to the Committee for final approval based upon a review of the market data and the officer’s individual performance.

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company’s proxy statement provides for a non-binding shareholder advisory vote, commonly referred to as a say-on-pay vote, with respect to the compensation of our named executive officers. While this vote is not binding on the Company, the Committee values the opinions of shareholders and will review and consider any shareholder concerns evidenced by this vote.

At the Company’s 2011 annual meeting, we held such an advisory vote on the compensation of our named executive officers. Our shareholders overwhelmingly approved the compensation of our named executive officers, with over 99% of votes cast in favor of our 2011 say-on-pay resolution. Based on the results of the 2011 say-on-pay vote, the Compensation Committee concluded that the compensation paid to the named executive officers and that the Company’s overall pay practices received strong shareholder support and do not require substantial revision to address shareholder concerns.

Elements of Compensation

The principal components of the compensation for named executive officers generally are:

•	base salary;

•	annual incentive bonus compensation;

•	long-term equity incentive compensation; and

•	retirement and other benefits.

Base Salary

The Company establishes compensation plans each year that align potential executive compensation with expected and potential company performance outcomes. More specifically, we target executive base salary at the 50th percentile of our competitive labor market (as described below). Typically, we establish annual incentive payout opportunities that, when combined with base salary, will deliver 50th percentile total cash compensation at target performance and will allow the executive to earn above 50th percentile total cash compensation for above target performance.

The Company relies on several internal and external inputs when determining plan performance levels and associated potential incentive payouts. Externally, the Committee considers Multi-Color’s performance compared to that of the NASDAQ Market Index, a broad market index, the Morningstar Packaging & Containers Index, and companies in its competitive labor market. Companies in Multi-Color’s desired comparison labor markets are described as those in the commercial printing industry with: (i) overall total revenue size between $300 million and $500 million; (ii) domestic and international operations and product markets; and (iii) a focus on growth through acquisitions. Total direct compensation rates were developed from published surveys and custom research of SEC filings, to create a “Proxy Group” of companies with one or more of Multi-Color’s desired characteristics. Published surveys and the scope used include Hewitt, Executive Compensation Survey, 2009 – Scope: Business Services; Mercer, Executive Compensation Survey, 2009 – Scope: Commercial Printing; and Wyatt, Management Compensation Report, 2009 – Scope: Commercial Printing, aged to 2011. With respect to fiscal year 2012, the Proxy Group included the following companies:, Ennis, Inc., MOD-PAC Corp., Schawk, Inc., Standard Register, UFP Technologies, Inc., and Vistaprint.

Salary reviews are generally conducted at the beginning of each fiscal year to compare each executive’s salary to the appropriate salary range. Merit based increases to salaries of executive officers are based on the Committee’s assessment of the individual’s performance. Both financial and, where appropriate, non-financial performance measures are considered in making salary adjustments. If an executive officer has responsibility for a business segment, this business segment’s financial results also are strongly considered.

Annual Incentive Bonus Compensation

Among all elements of compensation to executive officers, bonuses provide the most direct link between compensation levels and annual corporate performance. Bonuses are paid in cash. Typically, the Committee approves annual bonus performance goals at the beginning of each fiscal year. For fiscal year 2012, the potential bonus ranges (as a percentage of base salary) for Mr. Vinecombe and Ms. Birkett are 0% to 112.5% and 0% to 75%, respectively, based on target bonuses (as a percentage of base salary) of 75% and 50%, respectively. The performance goals for Mr. Vinecombe and Ms. Birkett include goals related to minimum operating profit and year-over-year growth in operating profit, excluding acquisitions made during the fiscal year. Operating profit for the purposes of the bonus calculation is defined as the operating profit used for U.S. GAAP reporting less the impact of acquisitions and acquisition-related expenses occurring during the year, the impact of amortization expense and the impact of other special items occurring in fiscal 2011. Specifically, for either of Mr. Vinecombe or Ms. Birkett to earn any bonus for fiscal year 2012, the Company’s minimum operating profit as a percentage to sales must exceed 10%, excluding acquisitions made during the fiscal year. Once this threshold is met, Mr. Vinecombe and Ms. Birkett are each eligible to receive between 0% and 150% of their target bonus as follows: 0% for less than 5% growth year-over-year; 50% for 5% growth year-over-year; 100% for 10% growth year-over-year; and 150% for 15%

growth year-over year, excluding acquisitions made during the fiscal year. Where year-over-year growth is between these thresholds, bonus amounts are pro-rated on a straight-line basis. Because the Company’s year-over-year growth in operating profit was greater than 15%, both Mr. Vinecombe and Ms. Birkett earned 150% of their target bonus, or the maximum of their potential bonus ranges, which, for Mr. Vinecombe, was $562,500.00 and, for Ms. Birkett, was $201,634.50.

In addition, for fiscal year 2012, Mr. Vinecombe and Ms. Birkett were each eligible to receive a one-time integration bonus for synergy savings achieved on a pro-rata basis against a target of $10,000,000.00 in relation to the Company’s recently completed York Label acquisition. Mr. Vinecombe and Ms. Birkett received integration bonuses of $150,000.00 and $53,769.00, respectively, which bonus amounts represent 80.4% of their maximum potential integration bonuses.

Long-term Incentive Compensation

Multi-Color maintains incentive plans which authorize the issuance of stock options or restricted stock. Stock options are designed to align the interests of executives with those of stockholders. Because stock options only have an intrinsic value if the value of Multi-Color’s Common Stock increases, they encourage actions that enhance long-term shareholder value.

Multi-Color’s 1999 and 2003 stock incentive plans are the principal means by which long-term incentive compensation is provided for key officers and employees of Multi-Color and the interests of these persons are brought more closely into tandem with the interests of shareholders. Although no more options may be granted under the 1999 plan, options remain outstanding under the 1999 and 2003 plans. The plans are administered by the Committee.

Options granted under the plans contain such terms and conditions as are established by the Board at the time of the grant. Options currently granted to employees generally have ten year terms and vest ratably over three to five years. The options fully vest upon a change in control.

Stock options are generally awarded near the beginning of each fiscal year to executive officers and other designated employees. The exercise price for these grants is equal to the fair market value of Multi-Color’s Common Stock on the date when the Committee approves the grant, which is the closing price on the NASDAQ Global Select Market on the last business day prior to the date of grant. The total number of shares allocated for annual grants is generally equal to two percent of the aggregate number of outstanding shares. As stock options are expensed in accordance with FASB ASC Topic 718, the Company considers the impact of the expense on earnings as one factor in determining the amount of total annual option grants.

Typically, a multi-step process is used by the Committee to determine the number of options granted to executive officers. Option target award amounts are established by first identifying the median size of option grants made by the Proxy Group to their respective executive officers. The Committee also considers the performance of the executive officer, the fair value of the awards, using the Black-Scholes model, and the amount of restricted stock and number of options previously granted to the executive officer. The Committee granted Mr. Vinecombe an option to purchase 10,000 shares of stock in the 2012 fiscal year, Ms. Birkett 5,000.

Retirement and Other Benefit Programs

In general, Multi-Color provides the same benefit programs to most full-time employees within the Company, including a defined contribution 401(k) plan. The Company matches $.50 for every $1 contributed on the first six percent of eligible pay.

Employment Agreements

On May 22, 2012, the Company entered into an Amended and Restated Employment Agreement (“Employment Agreement”) with Mr. Vinecombe.

The initial term of Mr. Vinecombe’s Employment Agreement will end on June 15, 2013, with subsequent automatic renewals for one-year terms unless either party provides notice of non-renewal. Mr. Vinecombe’s Employment Agreement, which became effective as of May 22, 2012, provides for: (i) an annual base salary of $650,000, effective July 1, 2012, subject to annual review by the

Committee; (ii) an annual discretionary bonus in accordance with the Company’s executive incentive compensation program, with the target bonus opportunity to be no less than 75% of current base salary; (iii) during the term of the Agreement, restricted stock or stock option awards, with an award of 10,000 shares of Multi-Color’s Common Stock in the 2012 fiscal year, an award of 3,391 restricted shares in the 2013 fiscal year; and (iv) eligibility to participate in the Company’s welfare and certain benefit plans to the extent generally applicable to other executives of the Company, as well as a car allowance, vacation time and certain indemnification as permitted by applicable law.

The Employment Agreement also provides for the payment of benefits upon termination of employment under specified circumstances. These benefits are described below under “Potential Payments Upon Termination or Change in Control.” The Employment Agreement also includes confidentiality and non-competition covenants.

The material terms of the compensation arrangements of Ms. Sharon E. Birkett, the Company’s Vice President and Chief Financial and Accounting Officer, include: (i) an annual base salary of $300,000, effective July 1, 2012, subject to annual review by the Committee; (ii) an annual discretionary bonus in accordance with the Company’s executive incentive compensation program, with the target bonus opportunity to be no less than 50% of current base salary; (iii) eligibility to participate in the Company’s welfare, fringe, vacation and other similar benefit plans and programs to the extent generally applicable to other U.S. based associates of the Company; (iv) a monthly car allowance; (v) as determined by the Committee on an annual basis, an option to purchase shares of the Company’s stock. In the 2012 and 2013 fiscal years, Ms. Birkett was provided 5,000 shares; and (vi) in the event of her involuntary termination by the Company, the Company would repatriate Ms. Birkett and her family back to their point of origin.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Compensation Committee is an officer or employee, or former officer or employee of Multi-Color. No interlocking relationship exists between the members of Multi-Color’s Board or Compensation Committee and the board of directors or compensation committee of any other company.

COMPENSATION AND ORGANIZATION DEVELOPMENT COMMITTEE REPORT

The Compensation and Organization Development Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation and Organization Development Committee recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement.

The Compensation and Organization Development Committee

Thomas M. Mohr (Chairman)

Robert R. Buck

Charles B. Connolly

Lorrence T. Kellar

Roger A. Keller

Simon T. Roberts

EXECUTIVE COMPENSATION INFORMATION

Summary Compensation Table

The following table sets forth certain information concerning compensation of the Company’s named executive officers for the fiscal years ended March 31, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary		Bonus	Stock Awards(1)(3)	Stock Option Awards(2)(3)		Non-Equity Incentive Plan Compensation(4)	All Other(5)		Total

Nigel A. Vinecombe Chief Executive Officer and President(6)	2012 2011 2010	$ $ $	500,000 452,308 276,250	— — —	— — —	$ $	109,100 — 198,300	$712,500 — —	$ $ $	59,000 53,529 68,904	$ $ $	1,380,600 505,837 543,454

Sharon E. Birkett Vice President Finance, Chief Financial and Accounting Officer and Secretary(7)	2012 2011	$ $	268,846 219,615	— —	— —	$ $	54,550 73,935	$255,404 —	$ $	11,486 43,418	$ $	590,286 336,968

(1)	This column represents the fair market value on the date of grant of restricted stock grants computed in accordance with FASB ASC Topic 718.

(2)	This column represents the fair market value on the date of grant of stock option awards computed in accordance with FASB ASC Topic 718. The dollar amount in 2010 for Mr. Vinecombe has been restated from the prior year proxy statement to present it on a consistent basis with 2011. The numbers in the prior year proxy statement were based on the dollar amount recognized for financial statement purposes in the Company’s consolidated statement of income.

(3)	For additional information on the valuation assumptions with respect to the 2012, 2011 and 2010 grants, please refer to note 15 of the Company’s financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2012 filed with the SEC. These amounts reflect the fair market value on the date of grant computed in accordance with FASB ASC Topic 718 and do not correspond to the actual value that will be recognized by the named executive officers or the amount of expense that was recognized in the above years in the Company’s consolidated statement of income.

(4)	Non-equity Incentive Plan Compensation was based on the achievement by the named executive officer of performance targets established by the Compensation Committee, as described above in “Compensation Discussion and Analysis – Annual Incentive Bonus Compensation.” The bonus also includes a one-time integration bonus payment related to the York Label acquisition in the amount of $150,000 for Mr. Vinecombe and $53,769 for Ms. Birkett.

(5)	Ms. Birkett and Mr. Vinecombe received perquisites for housing reimbursements in excess of $25,000 for the years ended March 31, 2011 and 2010, respectively. Mr. Vinecombe’s housing reimbursement was $33,201 in the 2010 fiscal year and Ms. Birkett’s was $35,843 in the 2011 fiscal year. This column also reflects car allowances, 401(k) matching contributions and, with respect to Mr. Vinecombe, a pension (superannuation) contribution. Superannuation payments are not enhanced or accelerated by a termination of employment or change of control.

(6)	Mr. Vinecombe became the Company’s President and Chief Executive Officer effective as of the close of business on June 15, 2010. Mr. Vinecombe served as Chief Operating Officer of the Company from May 6, 2009 to June 15, 2010. During a portion of the 2010 fiscal year, Mr. Vinecombe was employed in Australia and paid in Australian dollars. In calculating the U.S. dollar equivalent amount for disclosure purposes with respect to amounts paid in the 2010 fiscal year, the Company used a conversion rate of .8521, to convert these amounts from Australian dollars to U.S. dollars. The conversion rate for the 2010 fiscal year was based on the average exchange rate for the 12 months ended March 31, 2010 (computed using the daily rate according to the Wall Street Journal which was then averaged for the year).

(7)	Ms. Birkett, 46, was promoted to Vice President Finance and Chief Financial and Accounting Officer in July 2010. Ms. Birkett served as Vice President Corporate Controller of Multi-Color from February 2010 to July 2010, and as Vice President Finance of the International Business Unit of Multi-Color from February 2008 until February 2010. From 2003 to 2008, she served as Chief Financial Officer of Collotype International Holdings Pty Ltd, a privately-held Australian wine label manufacturer.

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards made to the Company’s named executive officers for the 2012 fiscal year.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Restricted Stock Awards: Number of Securities	Grant Date Fair Value	Options Granted; No. of Securities(1)	Exercise Price of Option Awards per Share		Grant Date Fair Value(2)
		Threshold ($)(3)	Target ($)	Maximum ($)
Nigel A. Vinecombe	— 5/12/2011	— —	$562,500 —	$750,000 —	— —	— —	— 10,000	$	— 23.35	$	— 109,100

Sharon E. Birkett	— 5/12/2011	— —	$201,635 —	$268,846 —	— —	— —	— 5,000	$	— 23.35	$	— 54,550

(1)	This column shows the options granted in the 2012 fiscal year to named executive officers pursuant to the 2003 Stock Incentive Plan. These options vest in five equal annual installments commencing on the first anniversary of the date of grant.

(2)	Represents the fair value of the option on the date of grant computed in accordance with FASB ASC Topic 718. For additional information on the valuation assumptions with respect to the grants, please refer to note 15 of the Company’s financial statements included in the Annual Report on Form 10-K for the year ended March 31, 2012 filed with the SEC.

(3)	No threshold bonus amounts were set with respect to non-equity incentive plan awards granted for fiscal 2012 performance.

Outstanding Equity Awards

The following table provides information concerning the holdings of stock options and restricted shares by the named executive officers as of March 31, 2012. This table includes options which are vested but have not been exercised and unvested options. All unvested options vest in 20% installments annually for five years commencing on the first anniversary of the date of grant.

Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price		Option Expiration Date	Number of Unvested Restricted Shares	Market Value of Unvested Restricted Shares
Nigel A. Vinecombe	9/21/2009 5/12/2011	12,000 —	18,000 10,000	$ $	16.00 23.35	9/21/2019 5/12/2021	— —	— —

Sharon E. Birkett	2/29/2008 5/06/2009 5/05/2010 8/11/2010 5/12/2011	2,000 1,000 700 2,000 —	500 1,500 2,800 8,000 5,000	$ $ $ $ $	21.62 11.42 12.31 13.31 23.35	2/29/2018 5/06/2019 5/05/2020 8/11/2020 5/12/2021	— — — — —	— — — — —

Option Exercises and Vesting of Restricted Shares

None of the Company’s named executive officers exercised any stock options during the fiscal year ended March 31, 2012. The Company’s named executive officers were not granted any restricted shares during the fiscal year ended March 31, 2012.

Potential Payments Upon Termination or Change in Control

The following table shows potential payments to the named executive officers under existing contracts, plans or arrangements, for various scenarios involving a change in control or termination of employment, assuming a March 31, 2012 termination date. The named executive officers would receive no payments upon termination for cause. Ms. Birkett’s severance payments are described in note (4) to the table.

Name	Severance	Bonus	Acceleration of Unvested Stock Options	Acceleration of Restricted Stock	Benefits	Total
Nigel A. Vinecombe
Termination by Company without Cause or by Executive for Good Reason(1)	$500,000	$187,500	$185,000	—	$5,740	$878,240

Non-renewal of employment agreement or Executive terminates without Good Reason but through a retirement plan acceptable to Company(2)	—	—	$185,000	—	—	$185,000

Death or Disability(3)	—	$187,500	$185,000	—	—	$372,500

(1)	An amount equal to the sum of annual base salary and projected bonus, accelerated vesting of stock options except as prohibited in the applicable plan, and provision of benefits under the Company’s welfare plans and programs for at least a one-year period. The amount shown in the bonus column is based on a projected bonus of 75% of annual salary averaged with the last four bonus amounts. The company would also provide reasonable outplacement services for one year.

(2)	Accelerated vesting of stock options.

(3)	Projected bonus and accelerated vesting of stock options except as prohibited in the applicable plan. The amount shown in the bonus column is based on a projected bonus of 75% of annual salary averaged with the last four bonus amounts.

(4)	As provided in the compensatory arrangements with Ms. Birkett, in the event of her involuntary termination by the Company, the Company would repatriate Ms. Birkett and her family back to their point of origin.

Director Compensation

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. In determining the compensation for the directors, the Company considers the abilities required as well as the amount of time the directors expend fulfilling their duties to the Company.

Annual Retainers and Meeting Fees

Each non-employee director receives a retainer of $6,250 per quarter, $1,800 for each Board, Audit Committee or Nominating Committee meeting attended in person, $1,100 for each Compensation Committee meeting attended in person and $500 for each telephonic Board meeting and committee meeting. Additional annual fees are paid to the Chair of the Nominating Committee, the Chair of the Compensation Committee, the Chair of the Audit Committee and the Chairman of the Board in the amount of $5,000, $5,000, $7,500 and $10,000, respectively. Directors who are employees of the Company do not receive any additional compensation for serving as a director.

Annual Equity Grant

Pursuant to the 2006 Director Equity Compensation Plan, each non-employee director receives an annual grant of restricted shares. Each non-employee director was granted 2,349 restricted shares of Multi-Color’s Common Stock on October 1, 2011. The restricted shares vest ratably over three years. The number of restricted shares granted to each non-employee director annually is the number of shares with an aggregate fair market value equal to $50,000 at the time of grant. The Compensation Committee could exercise its discretion in the future to grant non-qualified stock options (with a fair value equal to $50,000) to non-employee directors in lieu of restricted shares, or to grant a combination of stock options and restricted shares (with an aggregate fair value equal to $50,000). In addition, the Compensation Committee has the authority to increase the grant amount annually by no more than 10% of the amount of the previous year’s award; provided, however, that the fair value of the annual grant may not exceed $100,000. The Compensation Committee approved, subject to shareholder approval of the Multi-Color Corporation 2012 Stock Incentive Plan, increases in annual equity awards as contemplated by the 2012 Plan.

Director Summary Compensation Table

The table below summarizes compensation paid by the Company to non-employee directors for the year ended March 31, 2012.

Name(1)	Fees Earned or Paid in Cash	Stock Awards(2)	Total

Ari J. Benacerraf	$17,100	$0	$17,100

Robert R. Buck	$37,100	$50,000	$87,100

Charles B. Connolly	$32,650	$50,000	$82,650

Lorrence T. Kellar	$44,400	$50,000	$94,400

Roger A. Keller	$36,400	$50,000	$86,400

Thomas M. Mohr	$35,600	$50,000	$85,600

Lee A. Wright	$17,100	$0	$17,100

(1)	Nigel A. Vinecombe, President and Chief Executive Officer, is not included in this table because he is an employee of the Company and received no additional compensation for his services as a director. Simon T. Roberts is not included in this table because he did not become a director until the close of business on April 25, 2012.

(2)	This column represents the fair market value on the date of grant of restricted stock grants computed in accordance with FASB ASC Topic 718.

Equity Compensation Plan Information

The following table provides information regarding shares outstanding and available for issuance under the Company’s existing stock option plans as of March 31, 2012:

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)

Equity compensation plans approved by security holders	958,000	$16.83	466,000

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Of the total securities remaining available for issuance as of March 31, 2012, 229,000 shares are reserved for issuance to the Company’s Board of Directors and 237,000 shares are reserved for issuance to the Company’s employees.

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

Consolidated Balance Sheets as of March 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended March 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended March 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

EXHIBIT INDEX

Exhibit Numbers	Description

2.1	Merger and Stock Purchase Agreement, dated as of August 26, 2011, by and between Adhesion Holdings, Inc., Multi-Color Corporation, M Acquisition, LLC, DLJ South American Partners, L.P. and the Stockholders’ Representative (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 30, 2011)

3.1	Amended and Restated Articles of Incorporation (together with amendments incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal years ending March 31, 1996 and 2000 and Current Report on Form 8-K filed on August 17, 2007)

3.2	Amended and Restated Code of Regulations (incorporated by reference to the Registrant’s Registration Statement No. 33-51772)

4.1	Investor Rights Agreement of Multi-Color Corporation, dated as of October 3, 2011, by and between Multi-Color Corporation and each of the Investors whose name appears on the signature pages thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 5, 2011)

4.2	Form of Senior Indenture (incorporated by reference from Registration Statement No. 333-179535)

4.3	Form of Subordinated Indenture (incorporated by reference from Registration Statement No. 333-179535)

10.1	Share Sale and Purchase Agreement dated January 21, 2008 among Multi-Color Corporation, Collotype International Holdings Pty Limited, Collotype Labels International Pty Limited and certain other parties (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 25, 2008)

10.2	Credit Agreement dated as of February 29, 2008 among Multi-Color Corporation, Collotype International Holdings Pty Limited, Bank of America as Administrative Agent and Westpac Banking Corporation as Australian Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.3	Guaranty and Collateral Agreement dated as of February 29, 2008 among Multi-Color Corporation, other parties thereto and Bank of America, N.A., as the Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.4	Pledge and Security Agreement dated as of February 29, 2008 made by Multi-Color Corporation Australian Acquisition Pty Limited in favor of Westpac Banking Corporation, as Australian Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.5	Stock Purchase Agreement dated June 28, 2010 between the Company and the shareholders of Guidotti CentroStampa SpA (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 2, 2010)

10.6	First Amendment to Credit Agreement dated June 28, 2010, by and among the Company, Collotype International Holdings Pty Limited, Bank of America as Administrative Agent, and Westpac Banking Corporation as Australian Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 2, 2010)

10.7	Stock Purchase Agreement dated September 8, 2010 between the Company and the shareholders of SAS Monroe Etiquette (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 13, 2010)

10.8	Stock Purchase Agreement dated March 29, 2011, between the Company and the shareholder of La Cromografica S.R.L. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 31, 2011)

10.9	Shareholder Agreement of Collotype Labels (Chile) S.A. and Collotype Labels (Argentina) S.A., between MCC investments Chile Limitada, Etikolor S.A. and Fernando Aravena Escobar dated May 2, 2011 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 4, 2011)

10.10	Third Amendment to Credit Agreement, made and entered into as of August 26, 2011, by and among Multi-Color Corporation, Collotype International Holdings Pty Ltd., the Approving Lenders, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A. and Westpac Banking Corporation (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 30, 2011)

Exhibit Numbers	Description

10.11	Fourth Amendment to Credit Agreement, made and entered into as of October 3, 2011, by and among Multi-Color Corporation, Collotype International Holdings Pty Ltd., the Approving Lenders, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A. and Westpac Banking Corporation thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 5, 2011)

10.12	Stock Purchase Agreement by and among Multi-Color Corporation and the Shareholders of Warszawski Dom Handlowy S.A. dated June 22, 2011 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 24, 2011)

MANAGEMENT CONTRACTS AND COMPENSATION PLANS

10.13	2003 Stock Incentive Plan (incorporated by reference from the Registrant’s proxy materials filed in connection with the 2003 Annual Meeting of Shareholders)

10.14	Amendment to 2003 Stock Incentive Plan dated August 16, 2007 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 17, 2007)

10.15	2006 Director Equity Incentive Plan (incorporated by reference from the Registrant’s proxy materials filed in connection with the 2006 Annual Meeting of Shareholders)

10.16	Amended and Restated Employment Agreement between Multi-Color and Nigel A. Vinecombe effective as of May 22, 2012 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2012)

10.17	Employment Letter dated August 11, 2010 regarding compensation of Sharon Birkett (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 16, 2010)

10.18	Amendment to 2003 Stock Incentive Plan dated September 16, 2010 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 16, 2010).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION

Dated: September 28, 2012	By:	/s/ Nigel A. Vinecombe
Nigel A. Vinecombe
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Nigel A. Vinecombe Nigel A. Vinecombe	President and Chief Executive Officer (Principal Executive Officer)	September 28, 2012

/s/ Sharon E. Birkett Sharon E. Birkett	Vice President, Chief Financial and Accounting Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)	September 28, 2012

/s/ Robert R. Buck* Robert R. Buck	Chairman of the Board of Directors	September 28, 2012

/s/ Ari J. Benacerraf* Ari J. Benacerraf	Director	September 28, 2012

/s/ Charles B. Connolly* Charles B. Connolly	Director	September 28, 2012

/s/ Lorrence T. Kellar* Lorrence T. Kellar	Director	September 28, 2012

/s/ Roger A. Keller* Roger A. Keller	Director	September 28, 2012

/s/ Thomas M. Mohr* Thomas M. Mohr	Director	September 28, 2012

/s/ Simon T. Roberts* Simon T. Roberts	Director	September 28, 2012

*By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Attorney-in-Fact