Form 10-Q
period 2012-09-30
MULTI COLOR Corp
filed 2012-11-09
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Common shares, no par value – 16,146,970 (as of October 31, 2012)

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions; the ability to consummate and successfully integrate acquisitions; ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; ability to manage foreign operations; currency exchange rate fluctuations; the success and financial condition of the Company’s significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; the Company’s ability to maintain an effective system of internal control; availability, terms and development of capital and credit; cost and price changes; raw material cost pressures; availability of raw materials; ability to pass raw material cost increases to its customers; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations, legal proceedings and developments; risk associated with significant leverage; increases in general interest rate levels affecting the Company’s interest costs; ability to manage global political uncertainty; and terrorism and political unrest. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the factors described in this paragraph, Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2012 contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net revenues	$169,870	$102,626	$334,880	$203,261
Cost of revenues	139,434	81,559	273,521	159,999

Gross profit	30,436	21,067	61,359	43,262
Selling, general and administrative expenses	13,443	10,573	27,095	18,592

Operating income	16,993	10,494	34,264	24,670
Interest expense	5,598	2,522	11,163	4,286
Other (income) expense, net	(535)	145	(636)	95

Income before income taxes	11,930	7,827	23,737	20,289
Income tax expense	4,560	3,082	8,471	6,673

Net income	7,370	4,745	15,266	13,616
Loss attributable to non-controlling interests	—	14	—	32

Net income attributable to Multi-Color Corporation	$7,370	$4,759	$15,266	$13,648

Weighted average shares and equivalents outstanding:
Basic	16,127	13,308	16,121	13,302
Diluted	16,314	13,567	16,295	13,541

Basic earnings per common share	$0.46	$0.36	$0.95	$1.03
Diluted earnings per common share	$0.45	$0.35	$0.94	$1.01
Dividends per common share	$0.05	$0.05	$0.10	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income including non-controlling interests	$7,370	$4,745	$15,266	$13,616
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (1)	4,090	(23,449)	(3,330)	(17,224)
Unrealized gain (loss) on interest rate swaps, net of tax (2)	(613)	275	(1,483)	336

Total other comprehensive income (loss)	3,477	(23,174)	(4,813)	(16,888)

Comprehensive income (loss)	10,847	(18,429)	10,453	(3,272)
Comprehensive loss attributable to non-controlling interests	—	14	—	32

Comprehensive income (loss) attributable to MCC	$10,847	$(18,415)	$10,453	$(3,240)

(1)	Amount is not net of tax as the earnings are reinvested within foreign jurisdictions. The amount for the three and six months ended September 30, 2011 includes a tax impact of $113 and $461, respectively, related to the settlement of a Euro denominated loan.
(2)	Amount is net of tax of $392 and $150 for the three months ended September 30, 2012 and 2011, respectively, and $948 and $189 for the six months ended September 30, 2012 and 2011, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$15,286	$10,014
Accounts receivable, net of allowance of $792 and $1,070 at September 30, 2012 and March 31, 2012, respectively	103,883	96,179
Other receivables	5,120	4,451
Inventories, net	48,329	44,176
Deferred tax asset	6,165	5,858
Prepaid expenses and other current assets	10,161	6,424

Total current assets	188,944	167,102
Assets held for sale	48	159
Property, plant and equipment, net	176,446	173,137
Goodwill	348,370	342,189
Intangible assets, net	122,416	116,828
Deferred financing fees and other non-current assets	7,065	7,661
Deferred tax asset	2,248	2,578

Total assets	$845,537	$809,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22,727	$24,471
Accounts payable	66,403	55,947
Accrued expenses and other liabilities	32,435	51,815

Total current liabilities	121,565	132,233
Long-term debt	404,365	377,584
Deferred tax liability	35,297	31,284
Other liabilities	21,611	15,533

Total liabilities	582,838	556,634
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 16,164 and 16,138 shares issued at September 30, 2012 and March 31, 2012, respectively	960	958
Paid-in capital	124,016	123,244
Treasury stock, 70 shares at cost at September 30, 2012 and March 31, 2012	(655)	(655)
Restricted stock	(306)	(375)
Retained earnings	133,686	120,037
Accumulated other comprehensive income	4,998	9,811

Total stockholders’ equity	262,699	253,020

Total liabilities and stockholders’ equity	$845,537	$809,654

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Multi-Color Corporation	$15,266	$13,648
Adjustments to reconcile net income attributable to MCC to net cash provided by operating activities:
Depreciation	13,660	8,112
Amortization	4,821	2,161
Net loss (gain) on disposal of property, plant and equipment	389	(21)
Loss on write-off of deferred financing fees	—	490
Stock based compensation expense	602	526
Excess tax benefit from stock based compensation	(34)	(34)
Deferred taxes, net	2,465	3,065
Net increase in accounts receivable	(1,172)	(5,431)
Net increase in inventories	(2,499)	(1,292)
Net increase in prepaid expenses and other	(830)	(577)
Net decrease in accounts payable	(375)	(2,608)
Net decrease in accrued expenses and other liabilities	(5,268)	(1,067)

Net cash provided by operating activities	27,025	16,972

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,046)	(8,960)
Investment in acquisitions, net of cash acquired	(15,979)	(15,272)
Proceeds from sale of Kansas City facility	625	—
Proceeds from sale of property, plant and equipment	1,053	2,688
Other	—	(32)

Net cash used in investing activities	(25,347)	(21,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	115,277	109,437
Payments under revolving lines of credit	(74,600)	(85,000)
Repayment of long-term debt	(16,306)	(8,664)
Payment of York deferred payment	(14,380)	—
Payment of Labelgraphics deferred payment	(5,049)	—
Payment of Centrostampa contingent consideration	—	(9,267)
Proceeds from issuance of common stock	206	298
Excess tax benefit from stock based compensation	34	34
Debt issuance costs	—	(8,351)
Dividends paid	(1,615)	(1,334)

Net cash provided by/(used in) financing activities	3,567	(2,847)

Effect of foreign exchange rate changes on cash	27	(619)

Net increase (decrease) in cash and cash equivalents	5,272	(8,070)
Cash and cash equivalents, beginning of period	10,014	15,152

Cash and cash equivalents, end of period	$15,286	$7,082

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

The Company establishes reserves for income tax related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities which would then result in additional taxes, penalties and interest due. Provisions for and changes to these reserves and any related net interest and penalties are included in income tax expense in the condensed consolidated statements of income. Significant judgment is required when evaluating our tax provisions and determining our provision for income taxes. We regularly review our tax positions and we adjust the reserves as circumstances change.

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

The Company’s Swaps have been designated as effective cash flow hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other comprehensive income. If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recorded in the condensed consolidated statements of income.

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

The Company has five interest rate Swaps (four non-amortizing Swaps with a total notional amount of $165,000 and a $40,000 amortizing Swap with a notional value of $4,000 at September 30, 2012) to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income.

The Company has entered into multiple forward contracts to fix the U.S. dollar value of presses, other equipment, and intercompany loans. The forward contracts were designated as fair value hedges. The Company adjusts the carrying value of the derivative to the estimated fair value and records the adjustment in the condensed consolidated statements of income.

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

Foreign Exchange:

The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains and losses are reported in other income and expense in the condensed consolidated statements of income.

Stock Based Compensation:

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended September 30, 2012 and 2011 was $311 and $276, respectively. The Company’s stock based compensation expense for the six months ended September 30, 2012 and 2011 was $602 and $526, respectively.

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

In June 2011, the FASB issued revised accounting guidance to modify the presentation requirements for comprehensive income. The amendment gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. This guidance (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, which for the Company was the fiscal year beginning April 1, 2012. The Company adopted this amended standard by presenting Condensed Consolidated Statements of Comprehensive Income (Loss) after the Condensed Consolidated Statements of Income. This guidance did not have a material impact on the Company, as this standard only affects the display of comprehensive income and does not affect what is included in comprehensive income.

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

The Company excluded 461 and 170 options to purchase shares in the three months ended September 30, 2012 and 2011, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 533 and 249 options to purchase shares in the six months ended September 30, 2012 and 2011, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended September 30,				Six Months Ended September 30,
	2012		2011		2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	16,127	$0.46	13,308	$0.36	16,121	$0.95	13,302	$1.03
Effect of dilutive stock options	187	(0.01)	259	(0.01)	174	(0.01)	239	(0.02)

Diluted EPS	16,314	$0.45	13,567	$0.35	16,295	$0.94	13,541	$1.01

3.	Inventories

The Company’s inventories are comprised of the following:

	September 30, 2012	March 31, 2012
Finished goods	$27,578	$21,534
Work-in-process	7,453	8,977
Raw materials	16,375	17,569

Total gross inventory	51,406	48,080
Inventory reserves	(3,077)	(3,904)

Total	$48,329	$44,176

4.	Debt

The components of the Company’s debt consisted of the following:

	September 30, 2012	March 31, 2012
U.S. Revolving Credit Facility, 3.97% and 4.12% weighted variable interest rate at September 30, 2012 and March 31, 2012, respectively, due in 2016	$99,100	$60,900
Term Loan Facility, 3.86% and 3.97% variable interest rate at September 30, 2012 and March 31, 2012, respectively, due in quarterly installments from 2008 to 2016	317,625	325,875
Capital leases	5,582	13,022
Other subsidiary debt	4,785	2,258

Total debt	427,092	402,055
Less current portion of debt	(22,727)	(24,471)

Total long-term debt	$404,365	$377,584

The following is a schedule of future annual principal payments as of September 30, 2012:

	Debt	Capital Leases	Total
October 2012 - September 2013	$19,434	$3,293	$22,727
October 2013 - September 2014	30,329	1,704	32,033
October 2014 - September 2015	33,397	527	33,924
October 2015 - September 2016	338,350	58	338,408
October 2016 - September 2017	—	—	—

Total	$421,510	$5,582	$427,092

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $315,000 term loan to be made available to the Company in a single drawing. The third amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY) and increased the commitment fee. In October 2011, the Company drew down on the additional term loan in conjunction with the York Label Group acquisition (see Note 9). Upon drawing down on the additional term loan, the maximum leverage ratio permitted increased to 4.25 to 1.00 with scheduled step downs and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00. The interest rate margins for loans based on LIBOR and BBSY range from 2.00% to 3.50%. The Credit Facility contains an election to increase the facility by up to an additional $100,000 subject to agreement by one or more lenders to increase its commitment. At September 30, 2012, the aggregate principal amount of $487,625 under the Credit Facility is comprised of the following: (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $317,625 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) September 30, 2012 through December 31, 2013 - amortization of $4,125, (ii) March 31, 2014 through December 31, 2015 - amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016 - amortization of $12,375, with the balance due at maturity. In September 2011, the Company entered into the fourth amendment to the Credit Facility. The fourth amendment excluded certain subsidiaries of the York Label Group from the requirements to become guarantors under the Credit Facility.

The Company incurred $8,562 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. In conjunction with the modification to our debt in the third amendment to the Credit Facility, we analyzed the new loan costs related to the amended Credit Facility and the existing unamortized loan costs related to the prior agreement allocated to the revolving line of credit, prior term loan and amended term loan separately to determine the amount of costs to be capitalized and the amount to be expensed. As a result of the analysis, the Company recorded a charge to interest expense of $490 to write-off certain deferred financing fees, which were paid to originate the prior agreement, including the unamortized portion of the loan costs allocated to creditors no longer participating in the amended Credit Facility. The unamortized portion of loan costs allocated to creditors participating in both the original and amended Credit facility are being amortized over the term of the modified agreement.

The Company recorded $494 and $306 in interest expense for the three months ending September 30, 2012 and 2011, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $989 and $486 in interest expense for the six months ending September 30, 2012 and 2011, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

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

Available borrowings under the Credit Facility at September 30, 2012 consisted of $30,900 under the U.S. Revolving Credit Facility and $40,000 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at September 30, 2012 in the amount of $9,910.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at September 30, 2012: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.00 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of September 30, 2012.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	September 30, 2012	March 31, 2012
Total minimum lease payments	$5,812	$13,606
Less amount representing interest	(230)	(584)

Present value of net minimum lease payments	5,582	13,022
Current portion	(3,293)	(7,027)

Capitalized lease obligations, less current portion	$2,289	$5,995

The capitalized leases carry interest rates from 0.4% to 10.00% and mature from 2013 to 2017.

5.	Major Customers

During the three months ended September 30, 2012 and 2011, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 16% and 15%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

During the six months ended September 30, 2012 and 2011, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 15% and 14%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

In addition, accounts receivable balances from the Procter & Gamble Company approximated 5% of the Company’s total accounts receivable balance at September 30, 2012 and March 31, 2012. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At September 30, 2012, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2009. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2007. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of September 30, 2012 and March 31, 2012, the Company had liabilities of $3,561 and $3,616, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. The liability for the gross amount of interest and penalties at September 30, 2012 and March 31, 2012, respectively, was $1,692 and $1,690. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the six months ended September 30, 2012, the Company released a reserve for $193, including interest and penalties, related to uncertain tax positions that have been settled. The Company believes it is reasonably possible that approximately $427 of unrecognized tax benefits as of September 30, 2012 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign income tax matters. The liability for these unrecognized tax benefits is classified in accrued expenses and other liabilities on the condensed consolidated balance sheets. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $3,561.

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

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 2.00% to 3.50% based on the Company’s leverage ratio. The fixed interest rates at September 30, 2012 were 6.95% and 6.54% on the non-amortizing and amortizing Swaps, respectively. The notional balance of the amortizing Swap was $4,000 and $8,000 at September 30, 2012 and March 31, 2012, respectively.

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

The Swaps were designated as highly effective cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in accumulated other comprehensive income and measured on an ongoing basis. At September 30, 2012 and March 31, 2012, the fair value of the Swaps was a net liability of $4,717 and $2,286, respectively, and was included in other liabilities on the condensed consolidated balance sheets. In October 2011, the Company purchased a one year 2% interest rate cap on a total notional value of $125,000 for $25.

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

At September 30, 2012, the Company had entered into multiple foreign currency forward contracts to fix the U.S. dollar value of presses, other equipment, and intercompany loans. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in earnings in the same period during which the related item affects earnings. The net fair value of the contracts is a liability of $89 as of September 30, 2012.

8.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	September 30, 2012	March 31, 2012
Deferred payment (1)	$6,929	$21,309
Accrued payroll and benefits	12,245	14,849
Unrecognized tax benefits (including interest and penalties)	427	633
Accrued income taxes	3,686	2,441
Professional fees	849	788
Accrued taxes other than income taxes	1,310	1,231
Deferred lease incentive	540	451
Accrued interest	258	185
Accrued severance	1,718	2,720
Customer rebates	1,309	1,653
Other	3,164	5,555

Total accrued expenses and other liabilities	$32,435	$51,815

(1)	The balance at September 30, 2012 consists of a deferred payment of $6,929 related to the acquisition of York Label Group that was to be paid on April 1, 2012. This $6,929 related to the acquisition of York Label Group is subject to dispute as further described in Note 14 and was placed in an escrow account controlled by the Company. The balance at March 31, 2012 consists of a deferred payment of $21,309 related to the York Label Group acquisition. See further details at Note 9.

9.	Acquisitions

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

The purchase price for Labelgraphics consisted of the following:

Cash from proceeds of borrowings	$16,024
Deferred payment	5,149
Contingent consideration	3,461

24,634
Net debt assumed	712

$25,346

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 4 for details of the Credit Facility). Assumed net debt includes $757 of bank debt and capital leases less $45 of cash acquired. The purchase price includes a future performance based earn out of approximately 15% of the above total which will be paid out in July 2014 assuming certain financial targets are met. The Company spent $387 in acquisition expenses related to the Labelgraphics acquisition, which was recorded in selling, general and administrative expense in the condensed consolidated statements of income.

Adhesion Holdings, Inc. (York Label Group) Summary

On October 3, 2011, the Company acquired 100% of York Label Group (York), including its joint venture in Santiago, Chile. York which was headquartered in Omaha, Nebraska, is a leader in the home & personal care, food & beverage and wine & spirit label markets with manufacturing facilities in the U.S., Canada and Chile. The acquisition is expected to strengthen Multi-Color’s presence in its core markets through the combination of the Company’s existing customer relationships with York’s customer base.

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

The cash portion of the purchase price was funded through borrowings under the amended Credit Facility (see Note 4 for details of the Credit Facility). Assumed net debt included $10,479 of bank debt and capital leases, less $609 of cash acquired. Of the purchase price, $21,309 was to be paid on April 1, 2012 and of this amount, $2,500 was required to be deposited into an escrow account to satisfy DLJ South American Partners, L.P. (“DLJ”)’s indemnification obligations with respect to the transaction. On April 1, 2012, the Company paid DLJ $11,880 and deposited $2,500 into escrow in accordance with the Purchase Agreement. The balance due DLJ ($6,929) is subject to dispute as further described in Note 14 and was placed into a separate escrow account controlled by the Company. The Company spent $1,384 in acquisition expenses related to the acquisition of York.

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

$11,779

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 4 for details of the Credit Facility). Assumed net debt included $4,023 of capital leases and other debt, less $4 of cash acquired. The Company had $392 and $398 in escrow at September 30, 2012 and March 31, 2012, respectively, which is deferred for three years after the closing date. Any change in escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price. The Company spent $181 in acquisition expenses related to the acquisition of WDH.

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

Purchase Price Allocation and Other Items

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for Labelgraphics will be finalized prior to the end of the third quarter of fiscal year 2013 once independent fair value appraisals of assets and liabilities and valuation of tax liabilities are finalized. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for York will be finalized in the third quarter of fiscal year 2013. The primary reason the purchase price allocation for York is not final is because the Company is still finalizing the opening balance sheet for the foreign operations in Chile and the valuation of tax liabilities. We do not anticipate any substantial changes to the preliminary purchase price or related allocation. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for WDH was finalized during the first quarter of fiscal year 2013 after fair value appraisals of assets and valuation of tax liabilities were finalized. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for La Cromografica was finalized during the fourth quarter of fiscal year 2012 after fair value appraisals of assets and valuation of tax liabilities were finalized. There were no material changes to the preliminary purchase price or related allocation.

Based on fair value estimates, the final purchase price for La Cromografica and WDH and the preliminary purchase price for York and Labelgraphics has been allocated to individual assets acquired and liabilities assumed as follows:

	La Cromografica	WDH	York	Labelgraphics
Assets Acquired:
Cash, less debt assumed	$—	$—	$—	$—
Accounts receivable	4,534	2,673	33,550	3,275
Inventories	1,254	1,000	19,755	1,794
Property, plant and equipment	5,638	3,486	54,790	8,680
Intangible assets	1,280	2,393	82,500	10,319
Goodwill	3,488	6,709	177,099	9,102
Other assets	30	703	10,247	2,780

Total assets acquired	$16,224	$16,964	$377,941	$35,950

Liabilities Assumed:
Accounts payable	2,320	3,765	21,056	6,954
Accrued income taxes payable	—	—	324	369
Accrued expenses and other liabilities	1,287	981	12,548	375
Net debt assumed	1,628	4,019	9,870	712
Deferred tax liabilities	1,109	439	4,939	2,906

Total liabilities assumed	6,344	9,204	48,737	11,316

Net assets acquired	$9,880	$7,760	$329,204	$24,634

The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	La Cromografica		WDH		York		Labelgraphics
	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$1,138	16 years	$2,393	18 years	$82,500	17 years	$9,775	20 years
Trademarks	142	2 years	—	—	—	—	320	2 years
Non-compete agreements	—	—	—	—	—	—	224	5 years

Total identifiable intangible assets	$1,280		$2,393		$82,500		$10,319

Identifiable intangible assets are amortized over their estimated useful lives based on a number of assumptions including the estimated period of economic benefit and utilization. The Company expects amortization expense related to the fiscal 2013 and 2012 acquisitions to be approximately $5,600 annually for the next five years.

None of the goodwill arising from the La Cromografica, WDH or Labelgraphics acquisitions is deductible for income tax purposes. Approximately $50,381 of the goodwill arising from the York acquisition is deductible for income tax purposes. Below is a roll forward of the acquisition goodwill from acquisition date to September 30, 2012:

	La Cromografica	WDH	York	Labelgraphics
Balance at acquisition date	$3,488	$6,709	$177,099	$9,102
Foreign exchange impact	(335)	(859)	(2,095)	78

Balance at September 30, 2012	$3,153	$5,850	$175,004	$9,180

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

The net revenues and net income for WDH, York and Labelgraphics are included in the condensed consolidated statements of income for the three and six months ended September 30, 2012. The combined net revenues and net income for the three months ended September 30, 2012 attributable to these acquired entities were $65,110 and $2,118, respectively. The combined net revenues and net income for the six months ended September 30, 2012 attributable to these acquired entities were $131,298 and $4,654, respectively.

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three and six months ended September 30, 2012 and 2011 as if WDH, York and Labelgraphics had been acquired as of the beginning of fiscal year 2012. The pro forma results include certain purchase accounting adjustments, such as capital lease adjustments, the estimated changes in depreciation, intangible asset amortization, inventory step-up and interest expense. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated or that may result in the future.

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$169,870	$166,929	$334,880	$338,729
Net income attributable to Multi-Color	$7,370	$2,402	$15,266	$1,933
Diluted earnings per share	$0.45	$0.15	$0.94	$0.12

Pro forma information was prepared for the financial results of WDH, York and Labelgraphics for the three and six months ended September 30, 2011 as if these acquisitions had occurred at the beginning of the period. Net income for the six months ended September 30, 2011 includes a non-recurring loss on extinguishment of debt recorded by York of $13,569, prior to acquisition. Below is a table detailing a reconciliation of actual net revenues and net income to the pro forma net revenues and net income:

	Three Months Ended September 30, 2011		Six Months Ended September 30, 2011
	Net Revenues	Net Income	Net Revenues	Net Income
Multi-Color Corporation actual results	$102,626	$4,759	$203,261	$13,648
Acquired company results	64,303	(6,857)	135,468	(14,761)
Pro forma adjustments	—	4,500	—	3,046

Pro forma results	$166,929	$2,402	$338,729	$1,933

Below is a table detailing the pro forma adjustments:

	Three Months Ended September 30, 2011	Six Months Ended September 30, 2011
Present value of earnout payment for Labelgraphics	$(2)	$(49)
Acquired intangibles amortization	366	1,050
Amortization of debt issuance costs relating to the amendment of the credit facility	490	997
Depreciation expense related to capital leases	—	(158)
Lease expense related to capital leases	—	(317)
Interest expense related to capital leases	—	(54)
Depreciation expense adjustment	751	1,470
Interest expense adjustment	2,345	4,691
Finished goods inventory adjustment	—	(2,001)
Acquisition expense adjustment	1,158	1,158
Income taxes	(753)	(3,261)
Other adjustments	145	(480)

Total pro forma adjustments	$4,500	$3,046

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

On July 1, 2010, the Company acquired Guidotti Centrostampa. The selling shareholders agreed to indemnify MCC with respect to the acquisition, including certain losses arising out of a breach of their warranties or covenants under the acquisition agreement. The acquisition agreement provides that 5% of the purchase price is subject to achieving certain financial targets and subject to certain quantitative measures. On December 31, 2010, certain financial targets subject to certain quantitative measures required to realize the contingent payment were satisfied in full and the entire liability was paid in July 2011. An additional 10% is held in escrow for up to five years to fund certain potential indemnification obligations of the selling shareholders. The Company had $4,036 and $5,617 at September 30, 2012 and March 31, 2012, respectively, in this escrow account. The escrow will be released from the first to the fifth anniversary of the date of closing in the amount of 2% of the purchase price per year in accordance with the provisions of the escrow agreement.

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

Derivative Financial Instruments

The Company has five interest rate Swaps (four non-amortizing Swaps with a total notional amount of $165,000 and a $40,000 amortizing swap with a notional value of $4,000 at September 30, 2012) to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income. See Note 7.

The Company has entered into multiple foreign currency forward contracts to fix the U.S. dollar value of presses, other equipment and intercompany loans (see Note 7). The Company adjusts the carrying value of the derivative to the estimated fair value and records the adjustment in earnings.

At September 30, 2012, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(4,717)	—	$(4,717)	—
Foreign currency forward contracts	$(89)	—	$(89)	—

At March 31, 2012, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(2,286)	—	$(2,286)	—
Foreign currency forward contracts	$(2)	—	$(2)	—

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

11.	Accumulated Other Comprehensive Income

The components of the Company’s accumulated other comprehensive income consist of:

	September 30, 2012	March 31, 2012
Net unrealized foreign currency translation adjustments	$8,332	$11,662
Net unrealized (loss) on interest rate swaps, net of tax	(2,880)	(1,397)
Minimum pension liability	(454)	(454)

Accumulated other comprehensive income	$4,998	$9,811

12.	Goodwill and Intangible Assets

The Company’s goodwill consisted of the following:

Balance at March 31, 2012	$342,189
Acquisition of Labelgraphics	9,102
Adjustment to York acquisition	(606)
Currency translation	(2,315)

Balance at September 30, 2012	$348,370

The $606 adjustment to goodwill arising from the York acquisition includes a $400 increase in the fair value of intangible assets based on a revision to the inputs used in the independent appraisal of customer relationships. The remaining net $206 increase consists of adjustments recorded to the valuation of inventory, primarily a $222 true-up of inventory that, based on the best available information at the time, was fully reserved in the opening balance sheet. Upon a detailed review completed in the first quarter of fiscal 2013, it was determined that a portion of this inventory could be used in operations. The net $606 increase in the value of assets acquired resulted in an offsetting decrease in goodwill.

The Company’s intangible assets consisted of the following:

	Balance at cost at March 31, 2012	Labelgraphics Acquisition	Adjustment to York Acquisition	Foreign Exchange	Intangibles at Cost	Accumulated Amortization	Net Intangibles at September 30, 2012
Customer relationships	$127,322	$9,775	$400	$(242)	$137,255	$(17,194)	$120,061
Technologies	1,608	—	—	(6)	1,602	(1,022)	580
Trademarks	705	320	—	(2)	1,023	(749)	274
Licensing intangible	2,468	—	—	(61)	2,407	(1,109)	1,298
Non-compete agreement	—	224	—	1	225	(22)	203

	$132,103	$10,319	$400	$(310)	$142,512	$(20,096)	$122,416

The amortization expense of intangible assets for the three months ended September 30, 2012 and 2011 was $2,563 and $1,088, respectively. The amortization expense of intangible assets for the six months ended September 30, 2012 and 2011 was $4,821 and $2,161, respectively.

13.	Facility Closures

In January 2012, the Company announced plans to consolidate its manufacturing facility located in Kansas City, Missouri into its other existing facilities. In connection with the consolidation of the Kansas City facility, the Company incurred a charge of $855 in fiscal 2013 and $1,182 in the fourth quarter of fiscal 2012 primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs. The transition from the Kansas City facility has been completed. In September 2012, the Kansas City facility was sold for net proceeds of $625. Below is a roll-forward of severance and other termination benefits:

	Balance at March 31, 2012	Amounts Expensed	Amounts Paid	Balance at September 30, 2012
Severance and Other Termination Benefits	$990	—	(721)	$269

14.	Commitments and Contingencies

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

DLJ and Diamond Castle have filed motions to dismiss with respect to certain claims asserted in the Company’s answer, counterclaim and third party complaint. DLJ has also filed a partial motion for judgment on the pleadings as to its complaint against the Company. On September 4, 2012, the Company opposed the motions to dismiss and the partial motion for judgment on the pleadings. The matter is scheduled to be heard on December 13, 2012.

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

15.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Six months ended September 30, 2012	Six months ended September 30, 2011
Supplemental Disclosures of Cash Flow Information:
Interest paid	$9,766	$2,910
Income taxes paid, net of refunds	6,576	2,286
Supplemental Disclosures of Non-Cash Activities:
Change in interest rate swap fair value	(2,431)	486
Common stock issued to buy-out noncontrolling interest	—	(842)

Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	35,970	36,053
Liabilities assumed	(11,381)	(17,899)
Liabilities for deferred payments	(8,610)	(1,943)
Non-controlling interest	—	(939)
Cash acquired	45	783

Net cash paid	$16,024	$16,055

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. Multi-Color Corporation’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

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

Results of Operations

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011:

Net Revenues

	2012	2011	$ Change	% Change
Net Revenues	$169,870	$102,626	$67,244	66%

Net revenues increased 66% to $169,870 from $102,626 compared to the three months ended September 30, 2011. Net revenues increased 61% or $62,324 due to acquisitions occurring after September 30, 2011. Of this acquisition-related revenue increase, $56,130 is attributable to the acquisition of York Label Group (York). Net revenues increased by 6% due to higher North American sales volumes and 2% due to a favorable impact of pricing and sales mix. Net revenues decreased 3% compared to the prior year quarter due to the unfavorable impact of foreign exchange rates primarily driven by depreciation in the Australian dollar and the Euro.

Cost of Revenues and Gross Profit

	2012	% of Revenues	2011	% of Revenues	$ Change	% Change
Cost of Revenues	$139,434	82%	$81,559	79%	$57,875	71%
Gross Profit	$30,436	18%	$21,067	21%	$9,369	44%

Cost of revenues increased 71% or $57,875 compared to the prior year quarter due primarily to acquisitions that occurred after September 30, 2011. The cost of revenues was also impacted by the unfavorable impact of foreign exchange rates and integration inefficiencies in North and Latin America.

Gross profit increased 44% or $9,369 compared to the prior year quarter due primarily to acquisitions that occurred after September 30, 2011 partially offset by a decrease related to the unfavorable impact of foreign exchange rates in the current quarter. Gross margins decreased from 21% to 18% of net revenues in the current quarter due primarily to lower international sales and integration inefficiencies in North and Latin America.

Selling, General and Administrative Expenses

	2012	% of Revenues	2011	% of Revenues	$ Change	% Change
Selling, General and Administrative Expenses	$13,443	8%	$10,573	10%	$2,870	27%

Selling, general and administrative (SG&A) expenses increased $2,870 compared to the prior year quarter due primarily to the impact of new acquisitions. In addition, SG&A expenses increased due to $460 of costs related to the consolidation of plants and $488 of severance costs related to the integration of York partially offset by the impact of foreign exchange rates in the current quarter. SG&A expenses, as a percent of sales, decreased from 10% to 8% compared to the prior year quarter.

Interest Expense and Other (Income) Expense, Net

	2012	2011	$ Change	% Change
Interest Expense	$5,598	$2,522	$3,076	122%
Other (Income) Expense, net	$(535)	$145	$(680)	(469%)

Interest expense increased by $3,076 compared to the prior year quarter due to the increase in debt borrowings to finance acquisitions (primarily York). The Company had $427,092 of debt at September 30, 2012 compared to $150,794 of debt at September 30, 2011.

Income Tax Expense

	2012	2011	$ Change	% Change
Income Tax Expense	$4,560	$3,082	$1,478	48%

Our effective tax rate decreased from 39% in the three months ending September 30, 2011 to 38% in the three months ending September 30, 2012 due primarily to a decrease in discrete tax expenses recorded in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 partially offset by an increase due to income mix in domestic and foreign jurisdictions. The Company expects its annual effective tax rate to be approximately 35% in fiscal year 2013.

Six Months Ended September 30, 2012 compared to the Six Months Ended September 30, 2011:

Net Revenues

	2012	2011	$ Change	% Change
Net Revenues	$334,880	$203,261	$131,619	65%

Net revenues increased 65% to $334,880 from $203,261 compared to the six months ended September 30, 2011. Net revenues increased 63% or $128,512 due to acquisitions occurring after the beginning of the prior year period. Of this acquisition-related revenue increase, $114,673 is attributable to the acquisition of York Label Group (York). Net revenues increased by 3% compared to the prior year due to higher sales volumes and 2% due to a favorable impact of pricing and sales mix. Net revenues decreased 3% compared to the prior year due to the unfavorable impact of foreign exchange rates primarily driven by depreciation in the Australian dollar and the Euro.

Cost of Revenues and Gross Profit

	2012	% of Revenues	2011	% of Revenues	$ Change	% Change
Cost of Revenues	$273,521	82%	$159,999	79%	$113,522	71%
Gross Profit	$61,359	18%	$43,262	21%	$18,097	42%

Cost of revenues increased 71% or $113,522 compared to the prior year due primarily to acquisitions that occurred after the beginning of the prior year period. Included in the impact of the acquisition increase is a charge of $458 for an adjustment related to the step-up of finished goods and work-in-process inventory in the purchase price accounting for Labelgraphics. The cost of revenues was also impacted by the unfavorable impact of foreign exchange rates and integration inefficiencies in North and Latin America.

Gross profit increased 42% or $18,097 compared to the prior year due primarily to acquisitions that occurred after the beginning of the prior year period partially offset by a decrease related to the unfavorable impact of foreign exchange rates in the current year. Gross margins decreased from 21% to 18% of net revenues in the current year due primarily to lower international sales and integration inefficiencies in North and Latin America.

Selling, General and Administrative Expenses

	2012	% of Revenues	2011	% of Revenues	$ Change	% Change
Selling, General and Administrative Expenses	$27,095	8%	$18,592	9%	$8,503	46%

Selling, general and administrative (SG&A) expenses increased $8,503 compared to the prior year due primarily to the impact of new acquisitions. In addition, SG&A expenses increased due to $1,034 of costs related to the consolidation of plants and $760 of severance costs related to the integration of York partially offset by the impact of foreign exchange rates in the current year. SG&A expenses, as a percent of sales, decreased from 9% to 8% compared to the prior year.

Interest Expense and Other (Income) Expense, Net

	2012	2011	$ Change	% Change
Interest Expense	$11,163	$4,286	$6,877	160%
Other (Income) Expense, net	$(636)	$95	$(731)	(769%)

Interest expense increased by $6,877 compared to the prior year due to the increase in debt borrowings to finance acquisitions (primarily York). The Company had $427,092 of debt at September 30, 2012 compared to $150,794 of debt at September 30, 2011.

Income Tax Expense

	2012	2011	$ Change	% Change
Income Tax Expense	$8,471	$6,673	$1,798	27%

Our effective tax rate increased from 33% in the six months ending September 30, 2011 to 36% in the six months ending September 30, 2012 due primarily to a shift in the geographical mix of worldwide earnings between domestic and foreign jurisdictions. The Company expects its annual effective tax rate to be approximately 35% in fiscal year 2013.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the six months ended September 30, 2012, net cash provided by operating activities was $27,025 compared to $16,972 in the same period of the prior year. The increase in operating cash flow is primarily due to the impact of acquisitions since September 30, 2011. The consolidated days sales outstanding (DSO) at September 30, 2012 was approximately 53 days.

Through the six months ended September 30, 2012, net cash used in investing activities was $25,347 compared to net cash used of $21,576 in the same period of the prior year. Investing activities include cash used for the acquisition of Labelgraphics in the first quarter of fiscal 2013 and the acquisition of La Cromografica, two label operations in Latin America and WDH in fiscal 2012. Capital expenditures in the six months ended September 30, 2012 were $11,046 and were partially offset by proceeds from the sale of the Kansas City facility of $625 and proceeds from the sale of other property, plant and equipment of $1,053. The majority of these capital expenditures were made to purchase new presses. Cash used in investing activities in the prior year included capital expenditures of $8,960 partially offset by proceeds from the sale of plant and equipment of $2,688. The projected amount of capital expenditures for fiscal year 2013 is $28,000.

Through the six months ended September 30, 2012, net cash provided by financing activities was $3,567 compared to $2,847 of net cash used in financing activities in the same period of the prior year. During the six months ended September 30, 2012, we had net debt additions of $24,371 compared to net debt additions of $15,773 in the prior year. The increase in net debt compared to the same period of the prior year was primarily due to an increase in borrowings to finance the Labelgraphics acquisition and deferred payments related to the Labelgraphics and York acquisitions. Net cash provided by financing activities for the six months ended September 30, 2012 was reduced by the deferred payments related to the Labelgraphics acquisition of $5,049 and the York acquisition of $14,380, which the Company paid on July 2, 2012 and April 1, 2012, respectively.

Capital Resources

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $315,000 term loan to be made available to the Company in a single drawing. The third amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY) and increased the commitment fee. In October 2011, the Company drew down on the additional term loan in conjunction with the York acquisition. Upon drawing down on the additional term loan, the maximum leverage ratio permitted increased to 4.25 to 1.00 with scheduled step downs and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00. The interest rate margins for loans based on LIBOR and BBSY range from 2.00% to 3.50%. The Credit Facility contains an election to increase the facility by up to an additional $100,000 subject to agreement by one or more lenders to increase its commitment. At September 30, 2012, the aggregate principal amount of $487,625 under the Credit Facility is comprised of the following: (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $317,625 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) September 30, 2012 through December 31, 2013 - amortization of $4,125, (ii) March 31, 2014 through December 31, 2015 - amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016 - amortization of $12,375, with the balance due at maturity. In September 2011, the Company entered into the fourth amendment to the Credit Facility. The fourth amendment excludes certain subsidiaries of York from the requirements to become guarantors under the Credit Facility.

The Company incurred $8,562 of debt issuance costs related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. In conjunction with the modification to our debt in the third amendment to the Credit Facility, we analyzed the new loan costs related to the amended Credit Facility and the existing unamortized loan costs related to the prior agreement allocated to the revolving line of credit, prior term loan and amended term loan separately to determine the amount of costs to be capitalized and the amount to be expensed. As a result of the analysis, the Company recorded a charge to interest expense of $490 to write-off certain deferred financing fees, which were paid to originate the prior agreement, including the unamortized portion of the loan costs allocated to creditors no longer participating in the amended Credit Facility. The unamortized portion of loan costs allocated to creditors participating in both the original and amended Credit facility are being amortized over the term of the modified agreement.

The Company recorded $494 and $306 in interest expense for the three months ending September 30, 2012 and 2011, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $989 and $486 in interest expense for the six months ending September 30, 2012 and 2011, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

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

Available borrowings under the Credit Facility at September 30, 2012 consisted of $30,900 under the U.S. Revolving Credit Facility and $40,000 under the Australian Sub-Facility. The Company also has various uncommitted lines of credit available at September 30, 2012 in the amount of $9,910.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at September 30, 2012: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.00 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of September 30, 2012.

We believe that we have both sufficient short and long-term liquidity and financing. We had a working capital position of $67,379 and $34,869 at September 30, 2012 and March 31, 2012, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2012:

(in thousands)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$421,510	$19,434	$30,329	$33,397	$338,350	$—	$—
Capital leases	5,582	3,293	1,704	527	58	—	—
Interest on long-term debt (1)	66,754	18,535	17,338	16,406	14,475	—	—
Rent due under operating leases	61,892	10,188	9,524	8,868	7,420	5,469	20,423
Unconditional purchase obligations	3,068	2,929	46	46	47	—	—
Pension and post retirement obligations	901	23	13	45	69	82	669
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	11,933	6,929	3,955	—	1,049	—	—

Total contractual obligations	$571,640	$61,331	$62,909	$59,289	$361,468	$5,551	$21,092

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of September 30, 2012.
(2)	The table excludes $3,561 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

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

On October 3, 2011, the Company acquired York, including its joint venture in Santiago, Chile, for $329,204 plus net debt assumed of $9,870. York, which was headquartered in Omaha, Nebraska, is a leader in the home & personal care, food & beverage and wine & spirit label markets with manufacturing facilities in the U.S., Canada and Chile. The acquisition is expected to strengthen Multi-Color’s presence in its core markets through the combination of the Company’s existing customer relationships with York’s customer base.

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

The Company establishes reserves for income tax related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities which would then result in additional taxes, penalties and interest due. Provisions for and changes to these reserves and any related net interest and penalties are included in income tax expense in the condensed consolidated statements of income. Significant judgment is required when evaluating our tax provisions and determining our provision for income taxes. We regularly review our tax positions and we adjust the reserves as circumstances change.

Derivative Financial Instruments

The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value and recognizing the resulting gains or losses as adjustments to earnings or accumulated other comprehensive income. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company manages interest costs using a mixture of fixed rate and variable rate debt. Additionally, the Company enters into interest rate swaps (Swaps) whereby it agrees to exchange with a counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

The Company’s interest rate Swaps have been designated as effective cash flow hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other comprehensive income. If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recorded in the condensed consolidated statements of income.

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

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2012.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

During the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, MCC’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 14 in this Form 10-Q for update on legal proceedings.

Item 1A.	Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Form 10-K for the year ended March 31, 2012.

Item 5.	Other Information

Effective November 8, 2012, the Company, together with certain of its subsidiaries, entered into the Fifth Amendment to Credit Agreement (the “Credit Agreement Amendment”) with various lenders, Bank of America, N.A. as Administrative Agent, Swing Line Lender and U.S. L/C Issuer (“Bank of America”), and Westpac Banking Corporation, as Australian Administrative Agent and Australian L/C Issuer (“Westpac”). The Credit Agreement Amendment amends the Credit Agreement entered into by the parties thereto on or about February 29, 2008 (the “Original Credit Agreement”) and amended on or about June 28, 2010, March 25, 2011, August 26, 2011 and September 30, 2011 (the Original Credit Agreement, as amended, the “Credit Agreement”) to increase the maximum leverage ratio to 4.50 to 1.00 with scheduled step-downs.

The foregoing description of the Credit Agreement Amendment, which is provided herein pursuant to Item 2.03 of Form 8-K, does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement Amendment which is filed herewith as Exhibit 10.1 and incorporated herein by reference

Item 6.	Exhibits

10.1	Fifth Amendment to Credit Agreement, made and entered into as of November 8, 2012, by and among Multi-Color Corporation, Collotype International Holdings Pty Ltd., the Approving Lenders, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A., and Westpac Banking Corporation.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)
Date: November 9, 2012
	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial
and Accounting Officer, Secretary