Form 10-Q
period 2012-12-31
MULTI COLOR Corp
filed 2013-02-11
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Common shares, no par value – 16,172,522 (as of January 31, 2013)

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
Net revenues	$156,950	$146,400	$491,830	$349,661
Cost of revenues	126,529	122,872	400,050	282,871

Gross profit	30,421	23,528	91,780	66,790
Selling, general and administrative expenses	15,228	16,394	42,323	34,986

Operating income	15,193	7,134	49,457	31,804
Interest expense	5,686	5,392	16,849	9,678
Other (income) expense, net	250	(39)	(386)	56

Income before income taxes	9,257	1,781	32,994	22,070
Income tax expense	3,375	223	11,846	6,896

Net income	5,882	1,558	21,148	15,174
Loss attributable to non-controlling interests	—	—	—	32

Net income attributable to Multi-Color Corporation	$5,882	$1,558	$21,148	$15,206

Weighted average shares and equivalents outstanding:
Basic	16,150	15,960	16,154	14,191
Diluted	16,340	16,225	16,333	14,439

Basic earnings per common share	$0.36	$0.10	$1.31	$1.07
Diluted earnings per common share	$0.36	$0.10	$1.29	$1.05
Dividends per common share	$0.05	$0.05	$0.15	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
Net income including non-controlling interests	$5,882	$1,558	$21,148	$15,174
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (1)	1,434	4,987	(1,896)	(11,664)
Unrealized gain (loss) on interest rate swaps, net of tax (2)	530	(210)	(953)	88

Total other comprehensive income (loss)	1,964	4,777	(2,849)	(11,576)
Comprehensive income	7,846	6,335	18,299	3,598
Comprehensive loss attributable to non-controlling interests	—	—	—	32

Comprehensive income attributable to MCC	$7,846	$6,335	$18,299	$3,630

(1)	Amount is not net of tax as the earnings are reinvested within foreign jurisdictions. The amount for the nine months ended December 31, 2012 and 2011 includes a tax impact of $258 and $461, respectively, related to the settlement of a Euro denominated loan.
(2)	Amount is net of tax of $264 and $133 for the three months ended December 31, 2012 and 2011, respectively, and $684 and $56 for the nine months ended December 31, 2012 and 2011, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	December 31, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$17,472	$10,014
Accounts receivable, net of allowance of $1,222 and $1,070 at December 31, 2012 and March 31, 2012, respectively	93,233	96,179
Other receivables	3,714	4,451
Inventories, net	49,031	44,176
Deferred tax asset	6,632	5,858
Prepaid expenses and other current assets	8,845	6,424

Total current assets	178,927	167,102
Assets held for sale	8	159
Property, plant and equipment, net	177,794	173,137
Goodwill	349,131	342,189
Intangible assets, net	120,419	116,828
Deferred financing fees and other non-current assets	5,804	7,661
Deferred tax asset	4,659	2,578

Total assets	$836,742	$809,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,766	$24,471
Accounts payable	54,403	55,947
Accrued expenses and other liabilities	33,382	51,815

Total current liabilities	108,551	132,233
Long-term debt	396,061	377,584
Deferred tax liability	41,111	31,284
Other liabilities	20,673	15,533

Total liabilities	566,396	556,634
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 16,197 and 16,138 shares issued at December 31, 2012 and March 31, 2012, respectively	964	958
Paid-in capital	124,979	123,244
Treasury stock, 70 shares at cost at December 31, 2012 and March 31, 2012	(655)	(655)
Restricted stock	(676)	(375)
Retained earnings	138,772	120,037
Accumulated other comprehensive income	6,962	9,811

Total stockholders’ equity	270,346	253,020

Total liabilities and stockholders’ equity	$836,742	$809,654

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Multi-Color Corporation	$21,148	$15,206
Adjustments to reconcile net income attributable to MCC to net cash provided by operating activities:
Depreciation	20,288	14,880
Amortization	7,184	4,172
Net loss (gain) on disposal of property, plant and equipment	566	(59)
Loss on write-off of deferred financing fees	—	490
Stock based compensation expense	931	794
Excess tax benefit from stock based compensation	(93)	(184)
Deferred taxes, net	4,962	4,861
Net decrease in accounts receivable	9,457	6,572
Net (increase) decrease in inventories	(2,334)	2,506
Net decrease in prepaid expenses and other	2,651	475
Net decrease in accounts payable	(11,928)	(10,086)
Net decrease in accrued expenses and other liabilities	(4,911)	(3,234)

Net cash provided by operating activities	47,921	36,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,456)	(14,885)
Investment in acquisitions, net of cash acquired	(15,979)	(275,872)
Proceeds from sale of Kansas City facility	625	—
Proceeds from sale of property, plant and equipment	1,265	3,187
Other	—	(32)

Net cash used in investing activities	(33,545)	(287,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	158,343	122,908
Payments under revolving lines of credit	(123,269)	(163,367)
Borrowings of long-term debt	1,234	316,313
Repayment of long-term debt	(22,166)	(11,150)
Payment of York deferred payment	(14,380)	—
Payment of Labelgraphics deferred payment	(5,049)	—
Payment of CentroStampa contingent consideration	—	(9,267)
Proceeds from issuance of common stock	416	797
Excess tax benefit from stock based compensation	93	184
Debt issuance costs	—	(8,486)
Dividends paid	(2,424)	(2,136)

Net cash (used in)/provided by financing activities	(7,202)	245,796

Effect of foreign exchange rate changes on cash	284	(824)

Net increase (decrease) in cash and cash equivalents	7,458	(6,237)
Cash and cash equivalents, beginning of period	10,014	15,152

Cash and cash equivalents, end of period	$17,472	$8,915

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

Basis of Presentation

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

Accounts Receivable

Our customers are primarily major consumer product, food & beverage, and wine & spirit companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The delinquency of an account receivable is determined based on these factors. The Company does not accrue interest on aged accounts receivable. Allowances are recorded and charged to expense when an account is determined to be uncollectible.

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

Goodwill and Other Acquired Intangible Assets

Goodwill is not amortized and the Company tests goodwill annually, as of the last day of February of each fiscal year, for impairment by comparing the fair value of the reporting unit goodwill to its carrying amount. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Intangible assets with definite useful lives are amortized over periods of up to twenty years based on a number of assumptions including estimated period of economic benefit and utilization. Intangible assets are also tested for impairment when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values.

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

The Company has five interest rate Swaps (four non-amortizing Swaps with a total notional amount of $165,000 and a $40,000 amortizing Swap with a notional value of $2,000 at December 31, 2012) to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income.

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

Stock Based Compensation

The Company accounts for stock based compensation based on the fair value of the award which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended December 31, 2012 and 2011 was $329 and $268, respectively. The Company’s stock based compensation expense for the nine months ended December 31, 2012 and 2011 was $931 and $794, respectively.

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

2. Earnings Per Common Share

The computation of basic earnings per common share (EPS) is based upon the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares, and if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method. The Company excluded 413 and 170 options to purchase shares in the three months ended December 31, 2012 and 2011, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 493 and 223 options to purchase shares in the nine months ended December 31, 2012 and 2011, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended				Nine Months Ended
	December 31,		December 31,		December 31,		December 31,
	2012		2011		2012		2011
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	16,150	$0.36	15,960	$0.10	16,154	$1.31	14,191	$1.07
Effect of dilutive stock options	190	—	265	—	179	(0.02)	248	(0.02)

Diluted EPS	16,340	$0.36	16,225	$0.10	16,333	$1.29	14,439	$1.05

3. Inventories

The Company’s inventories are comprised of the following:

	December 31, 2012	March 31, 2012
Finished goods	$26,627	$21,534
Work-in-process	8,218	8,977
Raw materials	17,110	17,569

Total gross inventory	51,955	48,080
Inventory reserves	(2,924)	(3,904)

Total	$49,031	$44,176

4. Debt

The components of the Company’s debt consist of the following:

	December 31, 2012	March 31, 2012
U.S. Revolving Credit Facility, 4.01% and 4.12% weighted variable interest rate at December 31, 2012 and March 31, 2012, respectively, due in 2016	$95,950	$60,900
Term Loan Facility, 3.81% and 3.97% variable interest rate at December 31, 2012 and March 31, 2012, respectively, due in quarterly installments from 2008 to 2016	313,500	325,875
Capital leases	4,244	13,022
Other subsidiary debt	3,133	2,258

Total debt	416,827	402,055
Less current portion of debt	(20,766)	(24,471)

Total long-term debt	$396,061	$377,584

The following is a schedule of future annual principal payments as of December 31, 2012:

	Debt	Capital Leases	Total
January 2013 – December 2013	$18,248	$2,518	$20,766
January 2014 – December 2014	34,120	1,330	35,450
January 2015 – December 2015	33,265	354	33,619
January 2016 – December 2016	326,950	42	326,992
January 2017 – December 2017	—	—	—

Total	$412,583	$4,244	$416,827

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $315,000 term loan to be made available to the Company in a single drawing. The third amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY) and increased the commitment fee. In October 2011, the Company drew down on the additional term loan in conjunction with the York Label Group acquisition (see Note 9). Upon drawing down on the additional term loan, the maximum leverage ratio permitted increased to 4.25 to 1.00 with scheduled step downs and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00. The interest rate margins for loans based on LIBOR and BBSY range from 2.00% to 3.50%. The Credit Facility contains an election to increase the facility by up to an additional $100,000 subject to agreement by one or more lenders to increase its commitment. In September 2011, the Company entered into the fourth amendment to the Credit Facility. The fourth amendment excluded certain subsidiaries of the York Label Group from the requirements to become guarantors under the Credit Facility. In November 2012, the Company entered into the fifth amendment to the Credit Facility. The fifth amendment increased the maximum consolidated leverage ratio permitted to 4.50 to 1.00 for December 31, 2012 through March 31, 2013 with scheduled step downs.

At December 31, 2012, the aggregate principal amount of $483,500 under the Credit Facility is comprised of the following: (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $313,500 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) December 31, 2012 through December 31, 2013—amortization of $4,125, (ii) March 31, 2014 through December 31, 2015—amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016—amortization of $12,375, with the balance due at maturity.

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

The Company recorded $495 in interest expense for the three months ending December 31, 2012 and 2011, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $1,484 and $981 in interest expense for the nine months ending December 31, 2012 and 2011, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

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

Available borrowings under the Credit Facility at December 31, 2012 consisted of $34,050 under the U.S. Revolving Credit Facility and $40,000 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at December 31, 2012 in the amount of $9,332.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at December 31, 2012: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.50 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of December 31, 2012.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	December 31, 2012	March 31, 2012
Total minimum lease payments	$4,420	$13,606
Less amount representing interest	(176)	(584)

Present value of net minimum lease payments	4,244	13,022
Current portion	(2,518)	(7,027)

Capitalized lease obligations, less current portion	$1,726	$5,995

The capitalized leases carry interest rates from 0.4% to 10.00% and mature from 2013 to 2016.

5. Major Customers

During the three months ended December 31, 2012 and 2011, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17% and 14%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

During the nine months ended December 31, 2012 and 2011, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 15% and 14%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

In addition, accounts receivable balances from the Procter & Gamble Company approximated 7% and 5% of the Company’s total accounts receivable balance at December 31, 2012 and March 31, 2012. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At December 31, 2012, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2009. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2007. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of December 31, 2012 and March 31, 2012, the Company had liabilities of $3,433 and $3,616, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. The liability for the gross amount of interest and penalties at December 31, 2012 and March 31, 2012, respectively, was $1,528 and $1,690. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the nine months ended December 31, 2012, the Company released a reserve for $627, including interest and penalties, related to uncertain tax positions that have been settled. The Company believes it is reasonably possible that approximately $231 of unrecognized tax benefits as of December 31, 2012 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign income tax matters. The liability for these unrecognized tax benefits is classified in accrued expenses and other liabilities on the condensed consolidated balance sheets. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $3,433.

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

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expire in 2013 and result in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 2.00% to 3.50% based on the Company’s leverage ratio. The fixed interest rates at December 31, 2012 were 6.95% and 6.54% on the non-amortizing and amortizing Swaps, respectively. The notional balance of the amortizing Swap was $2,000 and $8,000 at December 31, 2012 and March 31, 2012, respectively.

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

The Swaps were designated as highly effective cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in accumulated other comprehensive income and measured on an ongoing basis. At December 31, 2012 and March 31, 2012, the fair value of the Swaps was a net liability of $4,042 and $2,286, respectively, and was included in other liabilities on the condensed consolidated balance sheets. In October 2011, the Company purchased a one year 2% interest rate cap on a total notional value of $125,000 for $25.

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

At December 31, 2012, the Company had entered into multiple foreign currency forward contracts to fix the U.S. dollar value of presses, other equipment and intercompany loans. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in earnings in the same period during which the related item affects earnings. The net fair value of the contracts is an asset of $29 as of December 31, 2012.

8. Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consist of the following:

	December 31, 2012	March 31, 2012
Deferred payment (1)	$6,929	$21,309
Accrued payroll and benefits	15,308	14,849
Unrecognized tax benefits (including interest and penalties)	231	633
Accrued income taxes	815	2,441
Professional fees	749	788
Accrued taxes other than income taxes	1,144	1,231
Deferred lease incentive	544	451
Accrued interest	240	185
Accrued severance	1,036	2,720
Customer rebates	1,325	1,653
Other	5,061	5,555

Total accrued expenses and other liabilities	$33,382	$51,815

(1)	The balance at December 31, 2012 consists of a deferred payment of $6,929 related to the acquisition of York Label Group that was to be paid on April 1, 2012. This $6,929 related to the acquisition of York Label Group is subject to dispute as further described in Note 14 and was placed in an escrow account controlled by the Company. The balance at March 31, 2012 consists of a deferred payment of $21,309 related to the York Label Group acquisition. See further details at Note 9.

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

The purchase price for Labelgraphics consisted of the following:

Cash from proceeds of borrowings	$16,024
Deferred payment	5,149
Contingent consideration	3,461

Purchase price, before debt assumed	24,634
Net debt assumed	712

Total purchase price	$25,346

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

The purchase price for York consisted of the following:

Cash from proceeds of borrowings	$261,211
MCC common stock (2,664 shares issued)	46,684
Deferred payment	21,309

Purchase price, before debt assumed	329,204
Net debt assumed	9,870

Total purchase price	$339,074

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

The cash portion of the purchase price was funded through borrowings under the amended Credit Facility (see Note 4 for details of the Credit Facility). Assumed net debt included $10,479 of bank debt and capital leases, less $609 of cash acquired. Of the purchase price, $21,309 was to be paid on April 1, 2012 and of this amount, $2,500 was required to be deposited into an escrow account to satisfy DLJ South American Partners, L.P. (“DLJ”)’s indemnification obligations with respect to the transaction. On April 1, 2012, the Company paid DLJ $11,880 and deposited $2,500 into escrow in accordance with the Purchase Agreement. The balance due DLJ ($6,929) is subject to dispute as further described in Note 14 and was placed into a separate escrow account controlled by the Company. The Company spent $1,385 in acquisition expenses related to the acquisition of York.

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

The purchase price for WDH consisted of the following:

Cash from proceeds of borrowings	$3,953
Amount held in escrow	450
Deferred payment	438
Contingent consideration	2,919

Purchase price, before debt assumed	7,760
Net debt assumed	4,019

Total purchase price	$11,779

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 4 for details of the Credit Facility). Assumed net debt included $4,023 of capital leases and other debt, less $4 of cash acquired. The Company had $408 and $398 in escrow at December 31, 2012 and March 31, 2012, respectively, which is deferred for three years after the closing date. Any change in escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price. The Company spent $181 in acquisition expenses related to the acquisition of WDH.

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

The purchase price for La Cromografica consisted of the following:

Cash from proceeds of borrowings	$9,880
Net debt assumed	1,628

Total purchase price	$11,508

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

Purchase Price Allocation and Other Items

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for Labelgraphics was finalized during the third quarter of fiscal year 2013 once independent fair value appraisals of assets and liabilities and valuation of tax liabilities were finalized. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for York was finalized during the third quarter of fiscal year 2013 after fair value appraisals of assets and valuation of tax liabilities were finalized. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for WDH was finalized during the first quarter of fiscal year 2013 after fair value appraisals of assets and valuation of tax liabilities were finalized. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for La Cromografica was finalized during the fourth quarter of fiscal year 2012 after fair value appraisals of assets and valuation of tax liabilities were finalized. There were no material changes to the preliminary purchase price or related allocation for Labelgraphics, York, WDH or La Cromografica.

Based on fair value estimates, the final purchase price for La Cromografica, WDH, York and Labelgraphics has been allocated to individual assets acquired and liabilities assumed as follows:

	La Cromografica	WDH	York	Labelgraphics
Assets Acquired:
Cash, less debt assumed	$—	$—	$—	$—
Accounts receivable	4,534	2,673	33,410	3,275
Inventories	1,254	1,000	20,460	1,794
Property, plant and equipment	5,638	3,486	54,795	8,680
Intangible assets	1,280	2,393	82,500	10,319
Goodwill	3,488	6,709	176,714	9,102
Other assets	30	703	9,570	2,780

Total assets acquired	$16,224	$16,964	$377,449	$35,950

Liabilities Assumed:
Accounts payable	2,320	3,765	20,911	6,954
Accrued income taxes payable	—	—	324	369
Accrued expenses and other liabilities	1,287	981	12,068	375
Net debt assumed	1,628	4,019	9,870	712
Deferred tax liabilities	1,109	439	5,072	2,906

Total liabilities assumed	6,344	9,204	48,245	11,316

Net assets acquired	$9,880	$7,760	$329,204	$24,634

The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	La Cromografica		WDH		York		Labelgraphics
	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$1,138	16 years	$2,393	18 years	$82,500	17 years	$9,775	20 years
Trademarks	142	2 years	—	—	—	—	320	2 years
Non-compete agreements	—	—	—	—	—	—	224	5 years

Total identifiable intangible assets	$1,280		$2,393		$82,500		$10,319

Identifiable intangible assets are amortized over their estimated useful lives based on a number of assumptions including the estimated period of economic benefit and utilization. The Company expects amortization expense related to the fiscal 2013 and 2012 acquisitions to be approximately $5,700 annually for the next five years.

None of the goodwill arising from the La Cromografica, WDH or Labelgraphics acquisitions is deductible for income tax purposes. Approximately $50,381 of the goodwill arising from the York acquisition is deductible for income tax purposes. Below is a roll forward of the acquisition goodwill from acquisition date to December 31, 2012:

	La Cromografica	WDH	York	Labelgraphics
Balance at acquisition date	$3,488	$6,709	$176,714	$9,102
Foreign exchange impact	(252)	(683)	(1,953)	127

Balance at December 31, 2012	$3,236	$6,026	$174,761	$9,229

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

The accounts receivable acquired as part of the La Cromografica acquisition had a fair value of $4,534 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $4,620 and the estimated contractual cash flows that are not expected to be collected are $86. The accounts receivable acquired as part of the WDH acquisition had a fair value of $2,673 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $3,132 and the estimated contractual cash flows that are not expected to be collected are $459. The accounts receivable acquired as part of the York acquisition had a fair value of $33,410 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $35,378 and the estimated contractual cash flows that are not expected to be collected are $1,968. The accounts receivable acquired as part of the Labelgraphics acquisition had a fair value of $3,275 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $3,403 and the estimated contractual cash flows that are not expected to be collected are $128.

The net revenues and net income for WDH, York and Labelgraphics are included in the condensed consolidated statements of income for the three and nine months ended December 31, 2012. The combined net revenues and net income for the three months ended December 31, 2012 attributable to Labelgraphics were $5,807 and $172, respectively. The combined net revenues and net income for the nine months ended December 31, 2012 attributable to Labelgraphics were $17,142 and $579, respectively.

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three and nine months ended December 31, 2012 and 2011 as if WDH, York and Labelgraphics had been acquired as of the beginning of fiscal year 2012. The pro forma results include certain purchase accounting adjustments, such as capital lease adjustments, the estimated changes in depreciation, intangible asset amortization, inventory step-up and interest expense. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated or that may result in the future.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net revenues	$156,950	$151,442	$491,830	$490,171
Net income attributable to Multi-Color	$5,882	$1,561	$21,148	$3,494
Diluted earnings per share	$0.36	$0.08	$1.29	$0.20

Pro forma information was prepared for the financial results of WDH, York and Labelgraphics for the three and nine months ended December 31, 2011 as if these acquisitions had occurred at the beginning of the period. Net income for the nine months ended December 31, 2011 includes a non-recurring loss on extinguishment of debt recorded by York of $13,569, prior to acquisition. Below is a table detailing a reconciliation of actual net revenues and net income to the pro forma net revenues and net income:

	Three Months Ended December 31, 2011		Nine Months Ended December 31, 2011
	Net Revenues	Net Income	Net Revenues	Net Income
Multi-Color Corporation actual results	$146,400	$1,558	$349,661	$15,206
Acquired companies results	5,042	595	140,510	(14,166)
Pro forma adjustments	—	(592)	—	2,454

Pro forma results	$151,442	$1,561	$490,171	$3,494

Below is a table detailing the pro forma adjustments:

	Three Months Ended December 31, 2011	Nine Months Ended December 31, 2011
Present value of earnout payment for Labelgraphics	$(1)	$(50)
Acquired intangibles amortization	(174)	876
Amortization of debt issuance costs relating to the amendment of the credit facility	—	997
Depreciation expense related to capital leases	—	(158)
Lease expense related to capital leases	—	(317)
Interest expense related to capital leases	—	(54)
Depreciation expense adjustment	—	1,470
Interest expense adjustment	—	4,691
Finished goods inventory adjustment	—	(2,001)
Acquisition expense adjustment	—	1,158
Income taxes	(417)	(3,678)
Other adjustments	—	(480)

Total pro forma adjustments	$(592)	$2,454

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

On July 1, 2010, the Company acquired Guidotti CentroStampa. The selling shareholders agreed to indemnify MCC with respect to the acquisition, including certain losses arising out of a breach of their warranties or covenants under the acquisition agreement. The acquisition agreement provides that 5% of the purchase price is subject to achieving certain financial targets and subject to certain quantitative measures. On December 31, 2010, certain financial targets subject to certain quantitative measures required to realize the contingent payment were satisfied in full and the entire liability was paid in July 2011. An additional 10% is held in escrow for up to five years to fund certain potential indemnification obligations of the selling shareholders. The Company had $4,143 and $5,617 at December 31, 2012 and March 31, 2012, respectively, in this escrow account. The escrow will be released from the first to the fifth anniversary of the date of closing in the amount of 2% of the purchase price per year in accordance with the provisions of the escrow agreement.

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

Level 1—Quoted market prices in active markets for identical assets and liabilities

Level 2—Observable inputs other than quoted market prices in active markets for identical assets and liabilities

Level 3—Unobservable inputs

The determination of where an asset or liability falls in the hierarchy requires significant judgment.

Derivative Financial Instruments

The Company has five interest rate Swaps (four non-amortizing Swaps with a total notional amount of $165,000 and a $40,000 amortizing swap with a notional value of $2,000 at December 31, 2012) to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income. See Note 7.

The Company has entered into multiple foreign currency forward contracts to fix the U.S. dollar value of presses, other equipment and intercompany loans (see Note 7). The Company adjusts the carrying value of the derivative to the estimated fair value and records the adjustment in earnings.

At December 31, 2012, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(4,042)	—	$(4,042)	—
Foreign currency forward contracts	$29	—	$29	—

At March 31, 2012, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(2,286)	—	$(2,286)	—
Foreign currency forward contracts	$(2)	—	$(2)	—

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

11. Accumulated Other Comprehensive Income

The components of the Company’s accumulated other comprehensive income consist of:

	December 31, 2012	March 31, 2012
Net unrealized foreign currency translation adjustments	$9,766	$11,662
Net unrealized (loss) on interest rate swaps, net of tax	(2,350)	(1,397)
Minimum pension liability	(454)	(454)

Accumulated other comprehensive income	$6,962	$9,811

12. Goodwill and Intangible Assets

The Company’s goodwill consists of the following:

Balance at March 31, 2012	$342,189
Acquisition of Labelgraphics	9,102
Adjustment to York acquisition	(991)
Currency translation	(1,169)

Balance at December 31, 2012	$349,131

The $991 reduction to goodwill arising from the York acquisition includes a $400 increase in the fair value of intangible assets based on a revision to the inputs used in the independent appraisal of customer relationships during the first quarter of fiscal 2013. The remaining net $206 change during the first and second quarter of fiscal 2013 consists of adjustments recorded to the valuation of inventory, primarily a $222 true-up of inventory that, based on the best available information at the time, was fully reserved in the opening balance sheet. Upon a detailed review completed in the first quarter of fiscal 2013, it was determined that a portion of this inventory could be used in operations. During the third quarter of fiscal 2013, goodwill arising from the York acquisition decreased $385 due to the completion of the reconciliation of the opening balance sheet for the foreign operations in Chile at the beginning of the third quarter. This resulted in numerous reclassifications among trade receivables, inventory, prepaid expenses, accounts payable and accrued liabilities and adjustments to goodwill for prepaid expenses, receivables and liabilities that existed at the acquisition date. The Company also finalized the valuation of tax liabilities in the third quarter of fiscal 2013. The net $991 increase in the value of net assets acquired resulted in an offsetting decrease to goodwill.

The Company’s intangible assets consist of the following:

	Balance at cost at March 31, 2012	Labelgraphics Acquisition	Adjustment to York Acquisition	Foreign Exchange	Intangibles at Cost	Accumulated Amortization	Net Intangibles at December 31, 2012
Customer relationships	$127,322	$9,775	$400	$90	$137,587	$(19,311)	$118,276
Technologies	1,608	—	—	(7)	1,601	(1,082)	519
Trademarks	705	320	—	—	1,025	(805)	220
Licensing intangible	2,468	—	—	(29)	2,439	(1,228)	1,211
Non-compete agreement	—	224	—	2	226	(33)	193

	$132,103	$10,319	$400	$56	$142,878	$(22,459)	$120,419

The amortization expense of intangible assets for the three months ended December 31, 2012 and 2011 was $2,363 and $2,011, respectively. The amortization expense of intangible assets for the nine months ended December 31, 2012 and 2011 was $7,184 and $4,172, respectively.

13. Facility Closures

In January 2012, the Company announced plans to consolidate its manufacturing facility located in Kansas City, Missouri into its other existing facilities. In connection with the consolidation of the Kansas City facility, the Company incurred a charge of $855 in fiscal 2013 and $1,182 in the fourth quarter of fiscal 2012 primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs. The transition from the Kansas City facility has been completed. In September 2012, the Kansas City facility was sold for net proceeds of $625. Below is a roll-forward of severance and other termination benefits related to the Kansas City facility:

	Balance at March 31, 2012	Amounts Expensed	Amounts Paid	Balance at December 31, 2012
Severance and Other Termination Benefits	$990	—	(892)	$98

In the third quarter of fiscal 2013, the Company consolidated the two operations located in Montreal, Canada into one manufacturing facility. The Company incurred charges of $498 in the third quarter of fiscal 2013 related to fixed asset write-offs and relocation costs in conjunction with the plant consolidation.

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

DLJ and Diamond Castle filed motions to dismiss with respect to certain claims asserted in the Company’s counterclaim and third party complaint. DLJ has also filed a partial motion for judgment on the pleadings as to its complaint against the Company. The Company opposed the motions to dismiss and the partial motion for judgment on the pleadings.

On December 19, 2012, the Delaware Court of Chancery heard oral arguments and ruled on Diamond Castle’s and DLJ’s motions to dismiss Multi-Color’s counterclaim and third party complaint. The Court ruled that Multi-Color is permitted to pursue its primary causes of action against Diamond Castle and DLJ and denied DLJ’s partial motion for judgment on the pleadings.

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

15. Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Nine months ended
	December 31, 2012	December 31, 2011
Supplemental Disclosures of Cash Flow Information:
Interest paid	$14,741	$7,943
Income taxes paid, net of refunds	8,719	3,492
Supplemental Disclosures of Non-Cash Activities:
Change in interest rate swap fair value	(1,756)	143
Common stock issued to buy-out noncontrolling interest	—	(842)
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	35,478	414,135
Liabilities assumed	(10,889)	(66,412)
Common stock issued	—	(46,684)
Liabilities for deferred payments	(8,610)	(24,228)
Non-controlling interest	—	(939)
Cash acquired	45	1,394

Net cash paid	$16,024	$277,266

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

Results of Operations

Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011:

Net Revenues

			$	%
	2012	2011	Change	Change
Net Revenues	$156,950	$146,400	$10,550	7%

Net revenues increased 7% to $156,950 from $146,400 compared to the three months ended December 31, 2011. Net revenues increased 4% or $5,807 due to acquisitions occurring after December 31, 2011. In addition, net revenues increased by 3% due to higher North American sales volumes primarily due to higher sales to our largest customer.

Cost of Revenues and Gross Profit

		% of		% of	$	%
	2012	Revenues	2011	Revenues	Change	Change
Cost of Revenues	$126,529	81%	$122,872	84%	$3,657	3%
Gross Profit	$30,421	19%	$23,528	16%	$6,893	29%

Cost of revenues increased 3% or $3,657 compared to the prior year quarter due primarily to acquisitions that occurred after December 31, 2011. The cost of revenues in the prior year was impacted by a one-time charge of $1,530 for an adjustment related to the step-up of finished goods and work-in-process inventory in the purchase price accounting for the York Label Group (York) acquisition.

Gross profit increased 29% or $6,893 compared to the prior year quarter due primarily to acquisitions occurring after the beginning of the prior year period and higher North American sales volumes in the current year quarter. Gross margins increased from 16% to 19% of net revenues in the current year quarter due primarily to improvements in operations in North and Latin America related to the completion of most of the integration of the York acquisition.

Selling, General and Administrative Expenses

		% of		% of	$	%
	2012	Revenues	2011	Revenues	Change	Change
Selling, General and Administrative Expenses	$15,228	10%	$16,394	11%	$(1,166)	(7%)

Selling, general and administrative (SG&A) expenses decreased $1,166 compared to the prior year quarter due primarily to lower integration expenses related to the acquisition of York partially offset by the impact of acquisitions occurring after the beginning of the prior year period and costs related to the consolidation and relocation of plants. SG&A expenses, as a percentage of net revenues, decreased from 11% to 10% compared to the prior year quarter.

Interest Expense and Other (Income) Expense, Net

			$	%
	2012	2011	Change	Change
Interest Expense	$5,686	$5,392	$294	5%
Other (Income) Expense, net	$250	$(39)	$289	741%

Interest expense increased by $294 compared to the prior year quarter due primarily to a 1% increase in the interest rate on $125,000 of variable rate debt swapped to fixed rate debt starting October 3, 2012. The Company had $416,827 of debt at December 31, 2012 compared to $409,882 of debt at December 31, 2011.

Other income decreased due primarily to higher realized losses on foreign exchange in the three months ending December 31, 2012.

Income Tax Expense

			$	%
	2012	2011	Change	Change
Income Tax Expense	$3,375	$223	$3,152	1413%

Our effective tax rate increased from 13% in the three months ending December 31, 2011 to 36% in the three months ending December 31, 2012 due primarily to a shift in the geographical mix of worldwide earnings between domestic and foreign jurisdictions and due to a higher tax benefit in the prior year quarter related to the release of reserves for uncertain tax positions whose statutes of limitations have expired. The Company expects its annual effective tax rate to be approximately 36% in fiscal year 2013 reflecting a higher percentage of income in North America.

Nine Months Ended December 31, 2012 compared to the Nine Months Ended December 31, 2011:

Net Revenues

			$	%
	2012	2011	Change	Change
Net Revenues	$491,830	$349,661	$142,169	41%

Net revenues increased 41% to $491,830 from $349,661 compared to the nine months ended December 31, 2011. Net revenues increased 39% or $134,318 due to acquisitions occurring after the beginning of the prior year period. Net revenues increased by 3% compared to the prior year due to higher sales volumes and 1% due to a favorable impact of pricing and sales mix. Net revenues decreased 2% compared to the prior year due to the unfavorable impact of foreign exchange rates primarily driven by depreciation in the Australian dollar and the Euro at the beginning of fiscal 2013.

Cost of Revenues and Gross Profit

		% of		% of	$	%
	2012	Revenues	2011	Revenues	Change	Change
Cost of Revenues	$400,050	81%	$282,871	81%	$117,179	41%
Gross Profit	$91,780	19%	$66,790	19%	$24,990	37%

Cost of revenues increased 41% or $117,179 compared to the prior year due primarily to acquisitions that occurred after the beginning of the prior year period. Included in the impact of the acquisition increase is a charge of $458 for an adjustment related to the step-up of finished goods and work-in-process inventory in the purchase price accounting for Labelgraphics. The cost of revenues in the prior year was impacted by a one-time charge of $1,530 for an adjustment related to the step-up of finished goods and work-in-process inventory in the purchase price accounting for York. The cost of revenues was also impacted by the unfavorable impact of foreign exchange rates and integration inefficiencies in North and Latin America.

Gross profit increased 37% or $24,990 compared to the prior year due primarily to acquisitions occurring after the beginning of the prior year period partially offset by a decrease related to the unfavorable impact of foreign exchange rates in the current year. Gross margins remained consistent at 19% of net revenues compared to the prior year.

Selling, General and Administrative Expenses

		% of		% of	$	%
	2012	Revenues	2011	Revenues	Change	Change
Selling, General and Administrative Expenses	$42,323	9%	$34,986	10%	$7,337	21%

Selling, general and administrative (SG&A) expenses increased $7,337 compared to the prior year due primarily to the impact of acquisitions occurring after the beginning of the prior year period. In addition, SG&A expenses increased due to $1,531 of costs related to the consolidation and relocation of plants partially offset by lower integration expenses related to the York acquisition and the impact of foreign exchange rates in the current year. SG&A expenses, as a percentage of net revenues, decreased from 10% to 9% compared to the prior year.

Interest Expense and Other (Income) Expense, Net

			$	%
	2012	2011	Change	Change
Interest Expense	$16,849	$9,678	$7,171	74%
Other (Income) Expense, net	$(386)	$56	$(442)	(789%)

Interest expense increased by $7,171 compared to the prior year due to the increase in debt borrowings to finance acquisitions (primarily York) and higher interest rates. The Company had $416,827 of debt at December 31, 2012 compared to $409,882 of debt at December 31, 2011.

Other income increased due primarily to higher realized gains on foreign exchange in the nine months ending December 31, 2012.

Income Tax Expense

			$	%
	2012	2011	Change	Change
Income Tax Expense	$11,846	$6,896	$4,950	72%

Our effective tax rate increased from 31% in the nine months ending December 31, 2011 to 36% in the nine months ending December 31, 2012 due primarily to a shift in the geographical mix of worldwide earnings between domestic and foreign jurisdictions. The Company expects its annual effective tax rate to be approximately 36% in fiscal year 2013 reflecting a higher percentage of income in North America.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the nine months ended December 31, 2012, net cash provided by operating activities was $47,921 compared to $36,393 in the same period of the prior year. The increase in operating cash flow is primarily due to the impact of acquisitions since the beginning of the prior year period. The consolidated days sales outstanding (DSO) at December 31, 2012 was approximately 50 days.

Through the nine months ended December 31, 2012, net cash used in investing activities was $33,545 compared to $287,602 in the same period of the prior year. Investing activities include cash used for the acquisition of Labelgraphics in the first quarter of fiscal 2013 and the acquisition of York, La Cromografica, two label operations in Latin America and WDH in fiscal 2012. Capital expenditures in the nine months ended December 31, 2012 were $19,456 and were partially offset by proceeds from the sale of the Kansas City facility of $625 and proceeds from the sale of other property, plant and equipment of $1,265. The majority of these capital expenditures were made to purchase new presses. Cash used in investing activities in the prior year included capital expenditures of $14,885 partially offset by proceeds from the sale of plant and equipment of $3,187. The projected amount of capital expenditures for fiscal year 2013 is $28,000.

Through the nine months ended December 31, 2012, net cash used in financing activities was $7,202 compared to net cash provided of $245,796 in the same period of the prior year. During the nine months ended December 31, 2012, we had net debt additions of $14,142 compared to net debt additions of $264,704 in the prior year. Financing activities include net debt additions to finance the acquisition of Labelgraphics in the first quarter of fiscal 2013 and York in the third quarter of fiscal 2012. Net cash used in financing activities for the nine months ended December 31, 2012 includes deferred payments related to the Labelgraphics acquisition of $5,049 and the York acquisition of $14,380, which the Company paid on July 2, 2012 and April 1, 2012, respectively.

Capital Resources

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $315,000 term loan to be made available to the Company in a single drawing. The third amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY) and increased the commitment fee. In October 2011, the Company drew down on the additional term loan in conjunction with the York acquisition. Upon drawing down on the additional term loan, the maximum leverage ratio permitted increased to 4.25 to 1.00 with scheduled step downs and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00. The interest rate margins for loans based on LIBOR and BBSY range from 2.00% to 3.50%. The Credit Facility contains an election to increase the facility by up to an additional $100,000 subject to agreement by one or more lenders to increase its commitment. In September 2011, the Company entered into the fourth amendment to the Credit Facility. The fourth amendment excludes certain subsidiaries of York from the requirements to become guarantors under the Credit Facility. In November 2012, the Company entered into the fifth amendment to the Credit Facility. The fifth amendment increased the maximum consolidated leverage ratio permitted to 4.50 to 1.00 for December 31, 2012 through March 31, 2013 with scheduled step downs.

At December 31, 2012, the aggregate principal amount of $483,500 under the Credit Facility is comprised of the following: (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $313,500 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) December 31, 2012 through December 31, 2013—amortization of $4,125, (ii) March 31, 2014 through December 31, 2015—amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016—amortization of $12,375, with the balance due at maturity.

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

The Company recorded $495 in interest expense for the three months ending December 31, 2012 and 2011, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $1,484 and $981 in interest expense for the nine months ending December 31, 2012 and 2011, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

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

Available borrowings under the Credit Facility at December 31, 2012 consisted of $34,050 under the U.S. Revolving Credit Facility and $40,000 under the Australian Sub-Facility. The Company also has various uncommitted lines of credit available at December 31, 2012 in the amount of $9,332.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at December 31, 2012: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.50 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of December 31, 2012.

We believe that we have both sufficient short and long-term liquidity and financing at this time. We had a working capital position of $70,376 and $34,869 at December 31, 2012 and March 31, 2012, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2012:

(in thousands)	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$412,583	$18,248	$34,120	$33,265	$326,950	$—	$—
Capital leases	4,244	2,518	1,330	354	42	—	—
Interest on long-term debt (1)	58,700	17,723	16,317	15,147	9,513	—	—
Rent due under operating leases	61,506	10,011	9,705	8,838	7,316	5,220	20,416
Unconditional purchase obligations	1,285	1,143	47	47	48	—	—
Pension and post retirement obligations	901	23	13	45	69	82	669
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	11,982	6,929	3,976	1,077	—	—	—

Total contractual obligations	$551,201	$56,595	$65,508	$58,773	$343,938	$5,302	$21,085

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of December 31, 2012.
(2)	The table excludes $3,433 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

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

Accounts Receivable

Our customers are primarily major consumer product, food & beverage, and wine & spirit companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The delinquency of an account receivable is determined based on these factors. The Company does not accrue interest on aged accounts receivable. Allowances are recorded and charged to expense when an account is determined to be uncollectible.

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

Goodwill and Other Acquired Intangible Assets

Goodwill is not amortized and the Company tests goodwill for impairment annually, as of the last day of February of each fiscal year, by comparing the fair value of the reporting unit goodwill to its carrying amount. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Intangible assets with definite useful lives are amortized over periods of up to twenty years based on a number of assumptions including estimated period of economic benefit and utilization. Intangible assets are also tested for impairment when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

During the quarter ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, MCC’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 14 in this Form 10-Q for update on legal proceedings.

Item 1A. Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Form 10-K for the year ended March 31, 2012.

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under those sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)
Date: February 11, 2013

	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial
and Accounting Officer, Secretary