Form 10-K
period 2013-03-31
MULTI COLOR Corp
filed 2013-06-14
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $186,879,000 based upon the closing price of $23.16 per share of Common Stock on the NASDAQ Global Select Market as of September 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

As of May 31, 2013, 16,230,444 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2013 Annual Meeting of Shareholders to be held on August 21, 2013 are incorporated by reference into Part III of this Form 10-K.

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

(In thousands, except for statistical data)

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

Our common stock, no par value, is listed on the NASDAQ Global Select Market under the symbol “LABL”. See “Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” We maintain a website (www.mcclabel.com) which includes additional information about the Company. The website includes corporate governance information for our shareholders and our Code of Ethics can be found under the corporate governance section. Information on the website is not part of this Form 10-K. Shareholders can also obtain on and through our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such materials with or furnishes such materials to the Securities and Exchange Commission (SEC). Any of these documents may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the SEC Public Reference Room may be obtained by calling 1-800-SEC-0330. The Company’s filed documents may also be accessed via the SEC Internet site at http://www.sec.gov.

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

Our research and development expenditures were $3,763, $3,494 and $2,628 in 2013, 2012 and 2011, respectively.

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

We have continued to make progress in expanding our customer base and portfolio of products, services and manufacturing locations in order to address issues related to customer concentration. During 2013, 2012 and 2011, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 15%, 14% and 16%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company. Since 2008, when the Company acquired Collotype International Holdings Pty. Ltd (Collotype) based in Adelaide, Australia, sales concentration with our major customers has been significantly reduced. The acquisition of Collotype diversified our customer base into new product markets, primarily wine & spirit, and new geographic regions, primarily Australia and South Africa. We continued the diversification into Europe with the acquisitions of Guidotti CentroStampa, Monroe Etiquette, La Cromografica and Warszawski Dom Handlowy with manufacturing plants in Italy, France and Poland. The acquisition of York Label Group, with manufacturing plants in the United States, Canada and

Chile expanded sales with existing customers as well as added customers from a wide spectrum of markets including consumer products, food & beverage, pharmaceutical and wine & spirit. In fiscal 2013, we entered the Scottish wine & spirit market with the acquisition of Labelgraphics (Holdings) Ltd. in Glasgow, Scotland.

PRODUCTION AND QUALITY

To guarantee consistent quality results, all of our decorating services are backed by aggressively implemented and administered quality programs and qualified technical support staff. Our certified ISO 9001 quality assurance program ensures excellence in every label.

Multi-Color’s comprehensive range of printing technologies facilitates our ability to respond quickly and effectively to changing customer needs. Our current printing technologies include rotogravure, lithographic, flexographic, letterpress and digital. Pre-press technology offerings include color separations, color management programs and in-house platemaking and tooling.

Our manufacturing operations involve complex processes and utilize factory automation to produce a consistent, high quality label. We employ state of the art technologies including digital platemaking and automated vision inspection systems complemented by a robust systemic quality management system.

EMPLOYEES

As of March 31, 2013, we had approximately 2,800 employees. Of the total employees, 63 are represented by the Graphics Communications Conference of the International Brotherhood of Teamsters Local 77P in the U.S. The related labor contracts with this union expire in July 2013 and June 2017, respectively. We also have three union agreements in Canada representing 56 employees; two Teamsters/Graphic Communications Conference, Local Union 555Ms, which expire in September 2013 and July 2016, respectively, and the Workers Union of Les Graphiques Corpco (CSN), which expires in January 2015. We consider our labor relations to be good and have not experienced any work stoppages during the previous decade. Our human resource and compensation systems have been developed to align our objectives with the goals of our shareholders.

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

On July 1, 2010, we acquired Guidotti CentroStampa (CentroStampa), a leading European wine & spirit and olive oil label specialist based in Tuscany, Italy. The acquisition expanded MCC’s global presence into the European wine & spirit label market and provided an entry into the olive oil label market.

On October 1, 2010, we acquired Monroe Etiquette, a French wine label specialist based in Montagny, France. The acquisition reinforced MCC’s commitment to expanding its global presence in the wine label market.

During the third quarter of fiscal 2011, we announced plans to invest in establishing label operations in China. The operations, which are located in the major southern city of Guangzhou, became fully operational in the first quarter of fiscal 2012 and serves the Chinese consumer products market.

On April 1, 2011, we acquired La Cromografica, an Italian wine label specialist located in Florence, Italy. La Cromografica specializes in high quality wine labels for Italian premium wines and provides further access to the Italian wine label market.

On May 2, 2011, we acquired 70% ownership in two label operations in Latin America; one in Santiago, Chile and the other in Mendoza, Argentina. These label operations focus on providing premium labels to the expanding Latin American wine & spirit markets. In September 2011, the Company bought the regional partner’s 30% ownership interest in the two label operations in Latin America for 40 shares of Multi-Color common stock. As a result, MCC now owns 100% of the acquired label operations in Chile and Argentina. During the fourth quarter of fiscal 2012, our Santiago operations were merged into the Chilean operations acquired as part of the York Label Group acquisition.

On July 1, 2011, the Company acquired Warszawski Dom Handlowy (WDH), a consumer products and spirit label company located in Warsaw, Poland. WDH supplies a number of large consumer products companies and international brand owners in home & personal care markets, consistent with MCC’s large customers in the U.S.

On October 3, 2011, the Company acquired York Label Group (York), including its joint venture in Santiago, Chile. York, which was headquartered in Omaha, Nebraska, is a leader in the home & personal care, food & beverage and wine & spirit label markets with manufacturing facilities in the U.S., Canada and Chile. The acquisition strengthened Multi-Color’s presence in its core markets through the combination of the Company’s existing customer relationships with York’s customer base.

On April 2, 2012, the Company acquired Labelgraphics (Holdings) Ltd. (Labelgraphics), a wine & spirit specialist located in Glasgow, Scotland. The acquisition expanded MCC’s global presence in the wine & spirit label market, particularly in the United Kingdom.

See Note 16 to our consolidated financial statements for geographic information relating to our net revenues and long-lived assets. See Note 3 to our consolidated financial statements for further information regarding the CentroStampa, Monroe Etiquette, La Cromografica, Chile and Argentina, WDH, York and Labelgraphics acquisitions.

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

REGULATION

Our operations are subject to regulation by federal, state and foreign (Australia, South Africa, Italy, France, China, South America, Poland, Canada and Scotland) environmental protection agencies. To ensure ongoing compliance with these requirements, we have implemented an internal compliance program. Additionally, we continue to make capital investments to maintain compliance with these environmental regulations and to improve our existing equipment. However, there can be no assurances that these regulations will not require expenditures beyond those that are currently anticipated.

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

As a member of the print industry, our sales and profitability are dependent upon the availability and cost of various raw materials, which are subject to price fluctuations, and the ability to control the fluctuating costs of raw materials, pass on any price increases to our customers or find suitable alternative suppliers. If we are unable to effectively manage these costs or improve our operating efficiencies, or if adverse developments arise concerning certain key raw material vendors, such as disruptions in their productions or lack of availability of the raw materials we need from them, or our relationships with them, our profit margin may decline, especially if the inflationary conditions that have occurred in these markets in the recent past continue to occur.

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

We have operations in North, Central and South America, Europe, Australia, New Zealand, South Africa, and China and we intend to continue expansion of our international operations. As a result, our business is exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, include the difficulties associated with managing an organization with operations in multiple countries, compliance with differing laws and regulations (including tax laws, regulations and rates), enforcing agreements and collecting receivables through foreign legal systems, restrictive actions by foreign governments, changes in economic conditions in each market, foreign customers who may have longer payment cycles than customers in the United States, the impact of economic, political and social instability of those countries in which we operate and acts of nature, such as typhoons, tsunamis, or earthquakes. The overall volatile economic environment has increased the risk of disruption and losses resulting from hyper-inflation, currency devaluation and tax or regulatory changes in certain countries in which we have operations. Approximately 34% of our sales were derived from our foreign operations (based on the country from which the product was shipped) during fiscal 2013.

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

As of March 31, 2013, our consolidated indebtedness, including current maturities of long-term indebtedness, was $402,856, which could have important consequences including the following:

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

The agreements governing our indebtedness also require us to maintain (i) a minimum consolidated net worth, (ii) a maximum consolidated leverage ratio, which steps down incrementally during the term of the agreements; and (iii) a minimum consolidated interest charge coverage ratio.

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

For the fiscal period ended March 31, 2013, one customer accounted for approximately 15% of our consolidated sales and our top twenty-five customers accounted for 55% of our consolidated sales. While we maintain sales contracts with certain of our largest customers, such contracts do not impose minimum purchase or volume requirements and these contracts require renewal on a regular basis in the ordinary course of business. Any termination of a business relationship with, or a significant sustained reduction in business received from, one or more of our largest customers could have a material adverse effect on our revenues and results of operations. The volume and type of services we provide all of our customers may vary from year to year and could be reduced if a customer were to change its outsourcing or print procurement strategy. We cannot guarantee that these contracts will be successfully renewed in the future. The loss or substantial reduction in business of any of our major customers could have a material adverse impact on our operating results and cash flows.

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

As of March 31, 2013, we had $464,456 of goodwill and intangible assets, the value of which depends on a number of factors, including earnings growth, market capitalization and the overall success of our business. Accounting standards require us to test goodwill for impairment annually, and more frequently when events or changes in circumstances indicate impairment may exist. There can be no assurance that future reviews of our goodwill and other intangible assets will not result in impairment charges. Although it does not affect cash flow, an impairment charge does have the effect of decreasing our earnings, assets and shareholders’ equity. Future events may occur that could adversely affect the value of our assets and require future impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of a deteriorating economic environment and decreases in our market capitalization due to a decline in the trading price of our common stock.

A significant portion of our investment in York Label Group includes goodwill and intangible assets that are subject to periodic impairment evaluations. An impairment loss on these could have a material adverse impact on our financial condition and results of operations.

We acquired $259,214 of intangible assets with the acquisition of York Label Group, of which $176,714 was identified as goodwill. As required by current accounting standards, we review intangible assets for impairment either annually or when events or changes in circumstances indicate that the carrying value may not be recoverable.

During the early years of an acquisition, the risk of impairment to goodwill and intangible assets is naturally higher. This is because the fair values of these assets align very closely with what we recently paid to acquire the reporting units to which these assets are assigned. This means the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is naturally smaller at the time of acquisition. Until this headroom grows over time (due to business growth or lower carrying value of the reporting unit due to natural amortization, etc.), a relatively small decrease in reporting unit fair value can trigger an impairment. That fair value is affected by actual business performance but is also determined by the market (usually reflected in the value of our common stock). As a consequence, even with favorable business performance, the market alone can drive an impairment condition if general business valuations decline enough. When impairment charges are triggered, they tend to be material due to the sheer size of the assets involved.

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

Although no preferred shares were outstanding as of March 31, 2013 and although we have no present plans to issue any preferred shares, our Articles of Incorporation authorize the Board of Directors to issue up to 1,000 preferred shares. The preferred shares may be issued in one or more series, the terms of which will be determined at the time of issuance by our Board of Directors without further action by the shareholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred shares could diminish the rights of holders of our common shares and, therefore, could reduce the value of our common shares. In addition, specific rights granted to future holders of preferred shares could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred shares and the foregoing anti-takeover provisions may prevent or frustrate attempts by a third party to acquire control of the Company, even if some of our shareholders consider such change of control to be beneficial.

ITEM 1B.	UNRESOLVED SECURITIES AND EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

(In thousands, except for statistical data)

As of March 31, 2013, the Company owned 7 manufacturing facilities in the U.S., South Africa and Scotland and leased 20 manufacturing facilities in the U.S., Australia, France, Italy, China, Poland, Argentina, Chile and Canada.

See below for a listing of our 27 facilities at March 31, 2013:

Location	Approximate Square Feet	Owned/Leased
Batavia, Ohio	247,830	Owned
Green Bay, Wisconsin	39,600	Owned
Norway, Michigan	133,000	Owned
Watertown, Wisconsin	63,300	Owned
Napa, California	52,000	Leased
Scottsburg, Indiana	120,500	Owned
Lucca, Italy	119,479	Leased
Montagny, France	20,000	Leased
Guangzhou, China	43,056	Leased
Adelaide, Australia	65,246	Leased
Queensland, Australia	42,744	Leased
Barossa, Australia	25,306	Leased
Griffith, Australia	21,775	Leased
Paarl, South Africa	114,343	Owned
Omaha, Nebraska	31,000	Leased
Omaha, Nebraska	15,000	Leased
York, Pennsylvania	160,000	Leased
El Dorado Hills, California	28,500	Leased
Asheville, North Carolina	53,500	Leased
Sonoma, California	47,500	Leased
Chesapeake, Virginia	49,885	Leased
Montreal, Canada	51,650	Leased
Mendoza, Argentina	10,273	Leased
Florence, Italy	23,681	Leased
Warsaw, Poland	61,657	Leased
Santiago, Chile	150,610	Leased
Glasgow, Scotland	43,196	Owned

All of the Company’s properties are in good condition, well maintained and adequate for our intended uses.

In the third quarter of fiscal 2013, the Company consolidated the two operations located in Montreal, Canada into one manufacturing facility. The Company incurred charges of $676 in fiscal 2013 related to fixed asset write-offs and relocation costs in conjunction with the plant consolidation.

In January 2012, the Company announced plans to consolidate its manufacturing facility located in Kansas City, Missouri into our other existing facilities. In connection with the consolidation of the Kansas City facility, the Company incurred charges of $855 in fiscal 2013 and $1,182 in the fourth quarter of fiscal 2012 primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs. The transition from the Kansas City facility has been completed. In September 2012, the Kansas City facility was sold for net proceeds of $625.

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

DLJ seeks the payment of $6,939 and interest, legal fees and other equitable relief that the Company is unable to reasonably estimate at this time. On May 18, 2012, the Company filed an answer, counterclaim and third party complaint asserting various causes of action against DLJ, Diamond Castle and affiliated entities arising out of their breaches of the Merger Agreement and other actions. The parties are in the process of conducting discovery with respect to these claims.

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

Our shares trade on the NASDAQ Global Select Market under the symbol LABL. The following table sets forth the high and low closing sales prices of our common stock (“Common Stock”) as reported on the NASDAQ Global Select Market during fiscal years 2013 and 2012. Our stock is thinly traded and accordingly, the prices below may not be indicative of prices at which a large number of shares can be traded or reflective of prices that would prevail in a more active market.

Quarter Ended	High	Low	Dividend Per Share
March 31, 2013	$25.79	$22.87	$0.05
December 31, 2012	$24.25	$20.95	$0.05
September 30, 2012	$24.00	$18.79	$0.05
June 30, 2012	$23.72	$18.11	$0.05

March 31, 2012	$25.00	$20.65	$0.05
December 31, 2011	$27.65	$21.29	$0.05
September 30, 2011	$27.92	$21.03	$0.05
June 30, 2011	$24.69	$19.07	$0.05

As of May 31, 2013, there were approximately 305 shareholders of record of the Common Stock.

Beginning in and since the fourth quarter of the fiscal year ended March 31, 2005, we have paid a quarterly dividend of $0.05 per common share.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares Multi-Color’s cumulative annual total shareholder return from April 1, 2008 through March 31, 2013, to that of the NASDAQ Market Index, a broad market index, and the Morningstar Packaging & Containers Index (“Morningstar Packaging & Containers”), an index of approximately 20 printing and packaging industry peer companies. The graph assumes that the value of the investment in the common stock and each index was $100 on April 1, 2008, and that all dividends were reinvested. Stock price performances shown in the graph are not indicative of future price performances. This data was furnished by Zacks Investment Research, Inc.

COMPARISON OF CUMULATIVE TOTAL RETURN

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2008
2009
2010
2011
2012
2013
Multi-Color Corp.
NASDAQ Market Index
Morningstar Packaging & Containers

ASSUMES $100 INVESTED ON APRIL 1, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MARCH 31, 2013

Company/Market/Peer Group	2008	2009	2010	2011	2012	2013
Multi-Color Corporation	$100.00	$55.30	$55.06	$94.04	$105.63	$122.17
NASDAQ Market Index	$100.00	$67.71	$107.20	$125.48	$140.94	$151.00
Morningstar Packaging & Containers	$100.00	$63.61	$96.79	$119.36	$121.91	$152.76

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Year Ended March 31,
	2013 (1)	2012 (2)(6)	2011 (3)(6)	2010 (4)(6)	2009 (5)(6)
Net revenues	$659,815	$510,247	$338,284	$276,821	$289,763
Gross profit	126,351	98,284	67,978	48,601	52,806
Operating income	70,705	45,551	32,260	22,911	22,865
Income from continuing operations attributable to MCC	30,300	19,700	18,411	14,268	11,435
Income (loss) from discontinued operations	—	—	—	—	(137)
Net income attributable to MCC	30,300	19,700	18,411	14,268	11,298
Basic earnings per common share:
Income from continuing operations	$1.88	$1.34	$1.42	$1.17	$0.94
Income (loss) from discontinued operations	—	—	—	—	(0.01)

Basic earnings per common share	$1.88	$1.34	$1.42	$1.17	$0.93
Diluted earnings per common share:
Income from continuing operations	$1.86	$1.32	$1.40	$1.16	$0.93
Income (loss) from discontinued operations	—	—	—	—	(0.01)

Diluted earnings per common share	$1.86	$1.32	$1.40	$1.16	$0.92
Weighted average shares outstanding – basic	16,145	14,662	13,005	12,209	12,156
Weighted average shares outstanding – diluted	16,332	14,903	13,139	12,332	12,355
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20
Dividends paid	3,237	2,941	2,612	2,469	2,449
Working capital	68,107	34,869	30,357	19,934	13,531
Total assets	839,550	809,654	411,829	285,342	258,208
Short-term debt	23,946	24,471	12,304	10,001	10,002
Long-term debt	378,910	377,584	115,027	75,642	92,317
Stockholders’ equity	275,024	253,020	191,826	146,628	103,032

(1)	Fiscal 2013 results include $1,531 ($1,194 after-tax) in costs related to the consolidation of our manufacturing facilities located in Montreal, Canada and Kansas City, Missouri into other existing facilities and $1,337 ($1,040 after-tax) of integration expenses related to the York Label Group (York) acquisition.
(2)	Fiscal 2012 results include a charge of $1,182 ($715 after-tax), related to the consolidation of the Kansas City, Missouri facility into other existing facilities, primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs. Results also include $5,608 ($3,727 after-tax) of integration expenses related to the acquisition of York.
(3)	Fiscal 2011 results include a charge of $2,800 ($1,750 after-tax) related to the settlement of a legal dispute with the John Henry Company. Results also include a pre-tax reduction of $258 ($192 after-tax) to the initial charge recorded in fiscal 2010, in connection with the relocation of the Company’s corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility, to incorporate the impact of the additional sublease income on the sublease of the remaining unoccupied space.
(4)	Fiscal 2010 results include a pre-tax gain of $3,451 ($2,141 after-tax) related to the sale of certain assets associated with the manufacture of gravure cylinders and a charge of $1,219 ($959 after-tax) for remaining lease obligations and other costs related to the relocation of the Company’s corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility.
(5)	Fiscal 2009 results include a pre-tax charge of $2,553 ($1,634 after-tax) for expenses related to the closure of the Framingham manufacturing facility.
(6)	Certain prior year amounts have been reclassified to conform to the current year presentation.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of acquisitions completed during recent fiscal years that would impact the comparability of the selected financial data noted above. During fiscal 2013, we acquired Labelgraphics (Holdings) Ltd. (Labelgraphics), which has a manufacturing plant in Scotland. During fiscal 2012, we acquired La Cromografica, Warszawski Dom Handlowy and York, which have manufacturing plants in Italy, Poland, the U.S., Canada and Chile. During fiscal 2011, we acquired Monroe Etiquette and CentroStampa which have manufacturing plants in France and Italy, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information included in this Annual Report on Form 10-K contains certain forward-looking statements that involve potential risks and uncertainties. Multi-Color Corporation’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in Part 1, Item 1A “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof.

Refer to “Forward-Looking Statements” following the index in this Form 10-K. In the discussion that follows, all amounts are in thousands (both tables and text), except per share data and percentages.

Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of the Company’s financial condition and results of operations.

RESULTS OF OPERATIONS

The following table shows for the periods indicated, certain components of Multi-Color’s consolidated statements of income as a percentage of net revenues.

	Percentage of Net Revenues
	2013	2012	2011
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	80.9%	80.7%	79.9%

Gross profit	19.1%	19.3%	20.1%
Selling, general and administrative expenses	8.2%	10.1%	9.9%
Loss on legal settlement	—	—	0.8%
Facility closure expense (income), net	0.2%	0.2%	(0.1%)

Operating income	10.7%	9.0%	9.5%
Interest expense	3.4%	2.9%	2.1%
Other (income) expense, net	(0.1%)	(0.1%)	(0.1%)

Income before income taxes	7.4%	6.2%	7.5%
Income tax expense	2.8%	2.3%	2.1%

Net income	4.6%	3.9%	5.4%
Loss attributable to non-controlling interests	—	0.0%	—

Net income attributable to Multi-Color Corporation	4.6%	3.9%	5.4%

EXECUTIVE SUMMARY

We provide a complete line of innovative decorative label solutions and offer a variety of technical and graphic services to our customers based on their specific needs and requirements. Our customers include a wide range of consumer product companies, and we supply labels for many of the world’s best known brands and products, including home & personal care, wine & spirit, food & beverage, healthcare and specialty consumer products.

During fiscal 2013, the Company had net revenues of $659,815 compared to $510,247 in the prior year. Acquisitions occurring after the beginning of fiscal 2012 accounted for 27% of the 29% increase or $139,672. Of this acquisition-related revenue increase, $114,673 is attributable to the acquisition of York Label Group (York). The remaining increase was due to a 2% increase in sales volume, a 2% favorable impact of sales mix and a 2% unfavorable impact of foreign exchange rates primarily driven by the depreciation of the Euro.

Gross profit increased $28,067 or 29% compared to the prior year. Acquisitions occurring after the beginning of the fiscal 2012 contributed $18,999 to the gross profit increase. The remaining increase was due to the higher sales volumes and favorable sales mix impact. Gross margins remained consistent at 19% of net revenues compared to the prior year.

Operating income increased $21,154 or 55% compared to the prior year. Acquisitions occurring after the beginning of fiscal 2012 contributed $8,162 to the operating income increase. The remaining increase was due primarily to the impact of higher sales volumes, favorable sales mix impact, lower integration expenses and other cost decreases. Operating income in fiscal 2013 includes $1,531 of costs related to the consolidation of our manufacturing facilities located in Montreal, Canada and Kansas City, Missouri into other existing facilities.

The label markets we serve continue to experience a competitive environment and price pressures. We continually search for ways to reduce our costs through improved production and labor efficiencies, reduced substrate waste, new substrate options and lower substrate pricing.

We have continued to make progress in expanding our customer base and portfolio of products, services and manufacturing locations in order to address issues related to customer concentration. During 2013, 2012 and 2011, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 15%, 14% and 16%, respectively, of the

Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company. Since 2008, sales concentration with our major customers has been significantly reduced since we have added new customers and products with our acquisitions of Labelgraphics (Holdings) Ltd. (Labelgraphics), York Label Group, Warszawski Dom Handlowy (WDH), La Cromografica, Monroe Etiquette, Guidotti CentroStampa (CentroStampa) and Collotype International Holdings Pty. Ltd, which have manufacturing operations in the U.S., Canada, Chile, Poland, France, Italy, Scotland, Australia and South Africa.

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

Our primary objective for fiscal 2014 is to improve organic growth rates for both revenue and earnings. We expect the growth to come from improved operations due to the finalization of integration of our recent acquisitions in North and South America and from our start-ups in China and Argentina. We have invested in additional and more productive capacity throughout our locations to support organic growth. Furthermore, we expect higher earnings to support an increase in acquisition activity in fiscal 2014 compared to the prior year.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2013 AND MARCH 31, 2012

Net Revenues

	2013	2012	$ Change	% Change
Net Revenues	$659,815	$510,247	$149,568	29%

Net revenues increased 29% to $659,815 from $510,247 in the prior year. Acquisitions occurring after the beginning of fiscal 2012 accounted for 27% of the 29% increase or $139,672. Of this acquisition-related revenue increase, $114,673 is attributable to the acquisition of York. The remaining increase was due to a 2% increase in sales volume, a 2% favorable impact of sales mix and a 2% unfavorable impact of foreign exchange rates primarily driven by the depreciation of the Euro.

Cost of Revenues and Gross Profit

	2013	2012	$ Change	% Change
Cost of Revenues	$533,464	$411,963	$121,501	29%
% of Net Revenues	80.9%	80.7%
Gross Profit	$126,351	$98,284	$28,067	29%
% of Net Revenues	19.1%	19.3%

Cost of revenues increased 29% or $121,501 compared to the prior year. The majority of the increase in cost of revenues was due to acquisitions occurring after the beginning of fiscal 2012, which contributed $121,912 to the cost of revenues increase. Included in the increase due to acquisitions is a charge of $458 for an adjustment related to the step-up of finished goods and work-in-process inventory in the purchase price accounting for Labelgraphics. The cost of revenues in the prior year was impacted by a one-time charge of $1,530 for an adjustment related to the step-up of finished goods and work-in-process inventory in the purchase price accounting for York.

Gross profit increased $28,067 or 29% compared to the prior year. Acquisitions occurring after the beginning of the fiscal 2012 contributed $18,999 to the gross profit increase. The remaining increase was due to the higher sales volumes and favorable sales mix impact. Gross margins remained consistent at 19% of net revenues compared to the prior year.

Selling, General and Administrative (SG&A) Expenses and Other Operating Items

	2013	2012	$ Change	% Change
Selling, General and Administrative Expenses	$54,115	$51,551	$2,564	5%
% of Net Revenues	8.2%	10.1%
Facility Closure Expense (Income), net	$1,531	$1,182	$349	30%
% of Net Revenues	0.2%	0.2%

SG&A expenses increased $2,564 or 5% compared to the prior year. SG&A increased $9,220 primarily due to the impact of acquisitions occurring after the beginning of fiscal 2012 partially offset by a decrease of $6,656 in integration and acquisition expenses related to the York acquisition compared to the prior year. SG&A expenses, as a percentage of net revenues, decreased from 10% to 8% compared to the prior year.

In January 2012, the Company announced plans to consolidate its manufacturing facility located in Kansas City, Missouri into our other existing facilities. In connection with the consolidation of the Kansas City facility, the Company incurred charges of $855 in fiscal 2013 and $1,182 in the fourth quarter of fiscal 2012 primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs. The transition from the Kansas City facility has been completed. In September 2012, the Kansas City facility was sold for net proceeds of $625.

In the third quarter of fiscal 2013, the Company consolidated the two operations located in Montreal, Canada into one manufacturing facility. The Company incurred charges of $676 in fiscal 2013 related to fixed asset write-offs and relocation costs in conjunction with the plant consolidation.

Interest Expense and Other (Income) Expense, Net

	2013	2012	$ Change	% Change
Interest Expense	$22,237	$15,010	$7,227	48%
Other (Income) Expense, net	$(219)	$(583)	$364	62%

Interest expense increased $7,227 or 48% compared to the prior year due primarily to a full year of interest on the debt used to finance the acquisition of York.

Other income decreased $364 compared to the prior year primarily due to lower realized gains on foreign exchange in fiscal 2013.

Income Tax Expense

	2013	2012	$ Change	% Change
Income Tax Expense	$18,387	$11,456	$6,931	61%

The Company’s effective tax rate was 38% in fiscal 2013 compared to 37% in the prior year due primarily to a shift in the geographical mix of worldwide earnings between domestic and foreign jurisdictions. The Company expects its annual effective tax rate to be approximately 38% in fiscal year 2014 reflecting the higher percentage of income in the United States.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2012 AND MARCH 31, 2011

Net Revenues

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

Cost of Revenues and Gross Profit

	2012	2011	$ Change	% Change
Cost of Revenues	$411,963	$270,306	$141,657	52%
% of Net Revenues	80.7%	79.9%
Gross Profit	$98,284	$67,978	$30,306	45%
% of Net Revenues	19.3%	20.1%

Cost of revenues increased 52% or $141,657. The majority of the increase in cost of revenues was due to acquisitions and start-ups that occurred after the beginning of fiscal 2011, which contributed 48% to the cost of revenues increase. The remaining increase was due to an increase in sales volume and the favorable impact of sales mix and foreign exchange rates.

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

Selling, General and Administrative (SG&A) Expenses and Other Operating Items

	2012	2011	$ Change	% Change
Selling, General and Administrative Expenses	$51,551	$33,176	$18,375	55%
% of Net Revenues	10.1%	9.9%
Facility Closure Expense (Income), net	$1,182	$(258)	$1,440	558%
% of Net Revenues	0.2%	(0.1%)
Loss on Legal Settlement	$—	$2,800	$(2,800)	(100%)
% of Net Revenues	—%	0.8%

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

In January 2012, the Company announced plans to consolidate its manufacturing facility located in Kansas City, Missouri into our other existing facilities. In connection with the consolidation of the Kansas City facility, the Company incurred a charge of $1,182 in the fourth quarter of fiscal 2012 primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs.

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

Income Tax Expense

	2012	2011	$ Change	% Change
Income Tax Expense	$11,456	$7,038	$4,418	63%

The Company’s effective tax rate was 37% in fiscal 2012 compared to 28% in the prior year due primarily to a higher percentage of income in higher tax jurisdictions and an increase in valuation allowances recorded in certain foreign jurisdictions.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Net cash provided by operating activities was $69,713 in 2013 compared to $56,477 in 2012 and $37,083 in 2011. The cash provided by operating activities came from net income attributable to Multi-Color Corporation adjusted primarily for non-cash expenses of depreciation and amortization, stock-based compensation expense and changes in deferred taxes and working capital. The increase in cash provided by operating activities in 2013, compared to 2012, of $13,236 was primarily due to the impact of acquisitions since the beginning of the prior year period. The increase in cash provided by operating activities in 2012, compared to 2011, of $19,394 was primarily due to cash generated from earnings and changes in deferred taxes and working capital. Changes in working capital provided (used) cash from operating activities of $(8,001) in 2013, $1,426 in 2012 and $(2,660) in 2011.

Net cash used in investing activities was $42,649 in 2013 compared to $294,891 in 2012 and $55,497 in 2011. The investing activities in 2013 include capital expenditures of $28,638 and investments in acquisitions of $15,979, partially offset by proceeds from the sale the Kansas City facility of $625 and proceeds from the sale of other property, plant and equipment of $1,343. The investing activities in 2012 include capital expenditures of $23,008, investments in acquisitions of $275,872 and other items of $32, partially offset by proceeds from the sale of property, plant and equipment of $4,021. Investing activities include cash used for the acquisition of Labelgraphics in the first quarter of fiscal 2013 and the acquisition of York, La Cromografica, two label operations in Latin America and WDH in fiscal 2012. The investing activities in 2011 include capital expenditures of $13,102, investments in acquisitions of $43,092 and other items of $113, partially offset by proceeds from the sale of property, plant and equipment of $810.

Capital expenditures of $28,638 in 2013, $23,008 in 2012 and $13,102 in 2011 were funded primarily from cash flow from operations. Capital expenditures in fiscal 2013 were related primarily to the purchase of new presses. The projected amount of capital expenditures for 2014 is $31,000.

Net cash used in financing activities was $21,189 in 2013 compared to net cash provided by financing activities of $233,781 in 2012 and $23,875 in 2011. During 2013, net debt borrowings were $283, debt issuance costs were $0 and dividends paid were $3,237 compared to net debt borrowings of $255,883, debt issuance costs of $8,562 and dividends paid of $2,941 during 2012. Financing activities include net debt additions to finance the acquisition of Labelgraphics in the first quarter of fiscal 2013 and York in the third quarter of fiscal 2012. Net cash used in financing activities for 2013 includes deferred payments related to the Labelgraphics acquisition of $5,049 and the York acquisition of $14,380, which the Company paid on July 2, 2012 and April 1, 2012, respectively. Also in 2012, the Company paid $12,186 for contingent consideration related to the acquisitions of CentroStampa and WDH. During 2011, net debt borrowings were $28,195, debt issuance costs were $1,682 and dividends paid were $2,612.

Capital Resources

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $315,000 term loan to be made available to the Company in a single drawing. The third amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY) and increased the commitment fee. In October 2011, the Company drew down on the additional term loan in conjunction with the York Label Group acquisition (see Note 3). Upon drawing down on the additional term loan, the maximum leverage ratio permitted increased to 4.25 to 1.00 with scheduled step downs and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00. The interest rate margins for loans based on LIBOR and BBSY range from 2.00% to 3.50%. The Credit Facility contains an election to increase the facility by up to an additional $100,000 subject to agreement by one or more lenders to increase its commitment. In September 2011, the Company entered into the fourth amendment to the Credit Facility. The fourth amendment excluded certain subsidiaries of the York Label Group from the requirements to become guarantors under the Credit Facility. In November 2012, the Company entered into the fifth amendment to the Credit Facility. The fifth amendment increased the maximum consolidated leverage ratio permitted to 4.50 to 1.00 for December 31, 2012 through March 31, 2013 with scheduled step downs.

        At March 31, 2013, the aggregate principal amount of $479,375 under the Credit Facility is comprised of the following: (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $309,375 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) March 31, 2013 through December

31, 2013—amortization of $4,125, (ii) March 31, 2014 through December 31, 2015—amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016—amortization of $12,375, with the balance due at maturity.

The Company incurred $8,562 of debt issuance costs in fiscal 2012 related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. In conjunction with the modification to our debt in the third amendment to the Credit Facility, we analyzed the new loan costs related to the amended Credit Facility and the existing unamortized loan costs related to the prior agreement allocated to the revolving line of credit, prior term loan and amended term loan separately to determine the amount of costs to be capitalized and the amount to be expensed. As a result of the analysis, the Company recorded a charge to interest expense of $490 to write-off certain deferred financing fees, which were paid to originate the prior agreement, including the unamortized portion of the loan costs allocated to creditors no longer participating in the amended Credit Facility. The unamortized portion of loan costs allocated to creditors participating in both the original and amended Credit Facility are being amortized over the term of the modified agreement.

The Company recorded $1,979 and $1,474 in interest expense for the years ended March 31, 2013 and 2012, respectively, in the consolidated statements of income to amortize deferred financing costs.

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

Available borrowings under the Credit Facility at March 31, 2013 consisted of $41,875 under the U.S. Revolving Credit Facility and $40,000 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at March 31, 2013 in the amount of $8,645.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at March 31, 2013: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.50 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of March 31, 2013.

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expired in February 2013 and resulted in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 2.00% to 3.50% based on the Company’s leverage ratio. The notional balance of the amortizing Swap was $8,000 at March 31, 2012.

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

We believe that we have both sufficient short and long-term liquidity and financing at this time. We had a working capital position of $68,107 and $34,869 at March 31, 2013 and March 31, 2012, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2013:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$400,109	$22,253	$33,838	$37,268	$306,750	$—	$—
Capital leases	2,747	1,693	911	143	—	—	—
Interest on long-term debt (1)	53,330	17,051	15,764	14,696	5,819	—	—
Rent due under operating leases	59,557	10,174	9,653	8,372	6,852	5,253	19,253
Unconditional purchase obligations	1,103	1,008	47	48	—	—	—
Pension and post retirement obligations	1,064	13	42	65	78	90	776
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	11,695	6,929	3,720	1,046	—	—	—

Total contractual obligations	$529,605	$59,121	$63,975	$61,638	$319,499	$5,343	$20,029

1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of March 31, 2013.
2)	The table excludes $3,411 in liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Recent Acquisitions

On April 2, 2012, the Company acquired Labelgraphics, a wine & spirit label specialist located in Glasgow, Scotland, for $24,634 plus net debt assumed of $712. The purchase price includes a future performance based earn out of approximately 15% of the above total. The acquisition expanded MCC’s global presence in the wine & spirit label market, particularly in the United Kingdom.

On October 3, 2011, the Company acquired York, including its joint venture in Santiago, Chile, for $329,204 plus net debt assumed of $9,870. York, which was headquartered in Omaha, Nebraska, is a leader in the home & personal care, food & beverage and wine & spirit label markets with manufacturing facilities in the U.S., Canada and Chile. The acquisition strengthened Multi-Color’s presence in its core markets through the combination of the Company’s existing customer relationships with York’s customer base.

The Company plans to leverage York’s strength in pressure sensitive label technologies to expand into new market segments. In addition, Multi-Color can offer all label technologies including IML, Heat Transfer and Shrink Sleeve to York’s customers. The combined entities of Multi-Color and York anticipate opportunities to leverage raw material purchases and streamline suppliers.

On July 1, 2011, the Company acquired WDH, a consumer products and spirit label company located in Warsaw, Poland, for $7,760 plus net debt assumed of $4,019. The purchase price included a contingent payment to be made to the selling shareholders if certain financial targets were reached. The financial targets were reached in calendar year 2011 and the contingent payment was made in the fourth quarter of fiscal 2012. WDH supplies a number of large consumer products companies and international brand owners in home & personal care markets, consistent with MCC’s largest customers in the U.S.

On May 2, 2011, the Company entered into agreements to buy 70% ownership in two label operations in Latin America; one in Santiago, Chile and the other in Mendoza, Argentina with a regional partner owning the remaining 30%. MCC’s investment including debt assumed was approximately $3,900. These label operations focus on providing premium labels to the expanding Latin American wine & spirit markets. In September 2011, the Company bought the regional partner’s 30% ownership interest in the two label operations in Latin America for 40 shares of Multi-Color common stock. As a result, MCC now owns 100% of the acquired label operations in Chile and Argentina.

On April 1, 2011, the Company acquired La Cromografica, an Italian wine label specialist, for a purchase price of approximately $9,880 payable in cash plus net debt assumed. La Cromografica is located in Florence, Italy and specializes in high quality wine labels for premium Italian wines.

On October 1, 2010, the Company acquired Monroe Etiquette for $9,896, plus net debt assumed. The selling shareholder received approximately 89% of the proceeds in the form of cash on October 1, 2010. The remaining 11% of the purchase price will be paid in cash, but is deferred for five years after the closing date. Monroe Etiquette provides labels to the premium French wine market.

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

Shipping fees billed to customers are included in net revenues and shipping costs are included in cost of revenues in the consolidated statements of income. Taxes collected from customers and remitted to governmental authorities in applicable jurisdictions are excluded from net revenues.

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

Losses may also depend to some degree on current and future economic conditions. Although future conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal 2014. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the Company’s operating results and cash flows.

Inventories

Inventories are valued at the lower of cost or market value and are maintained using the FIFO (first-in, first-out) or specific identification method. Excess and obsolete cost reductions are generally established based on inventory age.

Goodwill and Other Acquired Intangible Assets

Goodwill is not amortized and the Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Intangible assets with definite useful lives are amortized over periods of up to twenty years based on a number of assumptions including estimated period of economic benefit and utilization. Intangible assets are also tested for impairment when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values.

The Company’s $347,671 of goodwill at March 31, 2013 relates primarily to the acquisitions of Collotype in 2008, CentroStampa and Monroe Etiquette in fiscal 2011, La Cromografica, WDH and York in fiscal 2012 and Labelgraphics in fiscal 2013. The Company completed its annual goodwill impairment test in the fourth quarter of fiscal 2013. The Company elected to bypass the qualitative assessment allowed by the revised accounting guidance and proceed directly to performing the first step of the two-step goodwill impairment test. The first step of the impairment test compares the fair value of the Company to the carrying value. The fair value was independently calculated by American Appraisal as of February 28, 2013 by calculating Multi-Color’s marketable control equity value and comparing it to the Company’s book value of equity. The result of the first step did not indicate potential impairment as the estimated fair value of its reporting unit exceeded the carrying value by approximately $185,000. As a result, the second step of the impairment test was not required.

Impairment of Long-Lived Assets

We review long-lived assets for impairment when events or changes in circumstances indicate that assets might be impaired and the related carrying amounts may not be recoverable. The determination of whether impairment exists involves various estimates and assumptions, including the determination of the undiscounted cash flows estimated to be generated by the assets involved in the review. The cash flow estimates are based upon our historical experience, adjusted to reflect estimated future market and operating conditions. Measurement of an impairment loss requires a determination of fair value. We base our estimates of fair values on quoted market prices when available, independent appraisals as appropriate and industry trends or other market knowledge. Changes in the market condition and/or losses of a production line could have a material impact on the consolidated statements of income. The Company did not record any material impairment charges to long-lived assets during fiscal 2013.

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

The Company establishes reserves for income tax related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities which would then result in additional taxes, penalties and interest due. Provisions for and changes to these reserves and any related net interest and penalties are included in income tax expense in the consolidated statements of income. Significant judgment is required when evaluating our tax provisions and determining our provision for income taxes. We regularly review our tax positions and we adjust the reserves as circumstances change.

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

The Company’s Swaps have been designated as effective cash flow hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other comprehensive income. If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recorded in the consolidated statements of income.

The Company manages foreign currency exchange rate risk by entering into forward currency contracts. The forward contracts have been designated as effective fair value hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in the consolidated statements of income to offset the foreign currency effect of the transactions.

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

The Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 at March 31, 2013 to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income.

The Company has entered into multiple forward contracts to fix the U.S. dollar value of presses, other equipment and intercompany loans. The forward contracts were designated as fair value hedges. The Company adjusts the carrying value of the derivative to the estimated fair value and records the adjustment in the consolidated statements of income.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values.

New Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board (FASB) issued revised accounting guidance on the reporting of reclassifications out of accumulated other comprehensive income. The amendment requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012, which for the Company is the fiscal year beginning April 1, 2013. This guidance is not expected to have a material impact on the Company.

In December 2011, the FASB issued revised accounting guidance to enhance current disclosures around financial instruments and transactions eligible for offset in the financial statements and transactions subject to a master netting arrangement or similar agreement. The amendment will help facilitate a comparison between entities that prepare their financial statements on the basis of U.S. GAAP and those that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). In January 2013, the FASB issued revised accounting guidance clarifying the scope of the disclosures to apply only to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in the financial statements or subject to a master netting arrangement or similar agreement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, which for the Company is the fiscal year beginning April 1, 2013, with retrospective application required. This guidance is not expected to have a material impact on the Company.

In September 2011, the FASB issued revised accounting guidance to simplify how an entity tests goodwill for impairment. The amendment allows companies to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011, which for the Company was the fiscal year beginning April 1, 2012, with early adoption permitted. This guidance did not have a material impact on the Company.

In June 2011, the FASB issued revised accounting guidance to modify the presentation requirements for comprehensive income. The amendment gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, which for the Company was the fiscal year beginning April 1, 2012. The Company adopted this amended standard by presenting Consolidated Statements of Comprehensive Income after the Consolidated Statements of Income. This guidance did not have a material impact on the Company, as this standard only affects the display of comprehensive income and does not affect what is included in comprehensive income.

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

(In thousands, except for statistical data)

Multi-Color does not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed to variable-rate debt ratio or to manage foreign currency exchange rate volatility.

Multi-Color is exposed to market risks from changes in interest rates on certain of its outstanding debt. The outstanding loan balance under our Credit Facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Australia. In April 2008, the Company entered into two interest rate swaps (Swaps), a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expired in February 2013 and resulted in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 2.00% to 3.50% based on the Company’s leverage ratio (see Note 9 to the Company’s consolidated financial statements). In October 2011, in connection with the draw down of the $315,000 term loan for the acquisition of York Label Group, the Company entered into three forward starting non-amortizing Swaps for a total notional amount of $125,000 to convert variable rate debt for fixed rate debt. The Swaps are effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Facility. Based on the outstanding debt at March 31, 2013, a 100 basis point change in the interest rate would change interest expense by approximately $2,763 annually.

Foreign currency exchange risk arises from our international operations in Australia, South Africa, Europe, China, Canada and South America as well as from transactions with customers or suppliers denominated in foreign currencies. The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rate for each monthly period. As foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. During fiscal 2013, approximately 34% of our net sales were made by our foreign subsidiaries and their combined net income was 24% of the Company’s net income.

        The balance sheets of our foreign subsidiaries are translated into U.S. dollars at the closing exchange rates of each monthly balance sheet date. During fiscal 2013, the Company recorded an unrealized foreign currency translation loss of $6,589 in other comprehensive income as a result of movements in foreign currency exchange rates related to the Australian Dollar, South African Rand, Euro, Argentinean Peso, Chilean Peso, Polish Zloty, Chinese Yuan, Canadian Dollar and British Pound. See Notes 2 and 19 to the Company’s consolidated financial statements. As of March 31, 2013, a 10% change in these foreign exchange rates would change shareholders’ equity by approximately $30,000. This hypothetical change was calculated by multiplying the net assets of each of our foreign subsidiaries by a 10% change in the applicable foreign exchange rate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because they are either not required or the information is included in the financial statements or notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Multi-Color Corporation (the Company) is responsible for the preparation and accuracy of the financial statements and other information included in this report. The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including Multi-Color’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2013, based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on the Company’s evaluation, management concluded that internal control over financial reporting was effective as of March 31, 2013. The Company’s internal control over financial reporting as of March 31, 2013 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is presented in these financial statements on page 31.

June 14, 2013

/s/ Nigel A. Vinecombe
Nigel A. Vinecombe President and Chief Executive Officer (Principal Executive Officer)

/s/ Sharon E. Birkett
Sharon E. Birkett Vice President, Chief Financial And Accounting Officer, Secretary (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control––Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 14, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

June 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

We have audited the internal control over financial reporting of Multi-Color Corporation (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2013, and our report dated June 14, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

June 14, 2013

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31

(In thousands, except per share data)

	2013	2012	2011
Net revenues	$659,815	$510,247	$338,284
Cost of revenues	533,464	411,963	270,306

Gross profit	126,351	98,284	67,978
Selling, general and administrative expenses	54,115	51,551	33,176
Loss on legal settlement	—	—	2,800
Facility closure expense (income), net	1,531	1,182	(258)

Operating income	70,705	45,551	32,260
Interest expense	22,237	15,010	7,021
Other (income) expense, net	(219)	(583)	(210)

Income before income taxes	48,687	31,124	25,449
Income tax expense	18,387	11,456	7,038

Net income	30,300	19,668	18,411
Loss attributable to non-controlling interests	—	32	—

Net income attributable to Multi-Color Corporation	$30,300	$19,700	$18,411

Weighted average shares and equivalents outstanding:
Basic	16,145	14,662	13,005
Diluted	16,332	14,903	13,139

Basic earnings per common share	$1.88	$1.34	$1.42
Diluted earnings per common share	$1.86	$1.32	$1.40
Dividends per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended March 31

(In thousands)

	2013	2012	2011
Net income including non-controlling interests	$30,300	$19,668	$18,411
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (1)	(6,589)	(5,580)	19,378
Unrealized gain (loss) on interest rate swaps, net of tax (2)	(724)	81	209
Additional minimum pension liability, net of tax (3)	(14)	(234)	(28)

Total other comprehensive income (loss)	(7,327)	(5,733)	19,559

Comprehensive income	22,973	13,935	37,970
Comprehensive loss attributable to non-controlling interests	—	32	—

Comprehensive income attributable to Multi-Color Corporation	$22,973	$13,967	$37,970

(1)	Amount is not net of tax as the earnings are reinvested within foreign jurisdictions. The amounts for the years ended March 31, 2013, 2012 and 2011 include a tax impact of $284, $455 and $2,186, respectively, related to the settlement of a Euro denominated loan.

(2)	Amounts are net of tax of $454, $51 and $133 for the years ended March 31, 2013, 2012 and 2011, respectively.

(3)	Amounts are net of tax of $9, $146 and $18 for the years ended March 31, 2013, 2012 and 2011, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of March 31

(In thousands, except per share data)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$15,737	$10,014
Accounts receivable, net	102,996	96,179
Other receivables	4,257	4,451
Inventories, net	48,734	44,176
Deferred tax asset	9,796	5,858
Prepaid expenses and other current assets	9,024	6,424

Total current assets	190,544	167,102
Assets held for sale	60	159
Property, plant and equipment, net	178,552	173,137
Goodwill	347,671	342,189
Intangible assets, net	116,785	116,828
Deferred financing fees and other non-current assets	5,271	7,661
Deferred tax asset	667	2,578

Total assets	$839,550	$809,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,946	$24,471
Accounts payable	61,759	55,947
Accrued expenses and other liabilities	36,732	51,815

Total current liabilities	122,437	132,233
Long-term debt	378,910	377,584
Deferred tax liability	43,115	31,284
Other liabilities	20,064	15,533

Total liabilities	564,526	556,634
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 16,246 and 16,138 shares issued at March 31, 2013 and March 31, 2012, respectively	971	958
Paid-in capital	126,174	123,244
Treasury stock, 89 and 70 shares at cost at March 31, 2013 and March 31, 2012, respectively	(1,114)	(655)
Restricted stock	(591)	(375)
Retained earnings	147,100	120,037
Accumulated other comprehensive income	2,484	9,811

Total stockholders’ equity	275,024	253,020

Total liabilities and stockholders’ equity	$839,550	$809,654

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Number of Shares Issued	Amount	Paid-In Capital	Treasury Stock	Restricted Stock	Non- Controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
March 31, 2010	12,397	$577	$64,606	$(239)	$(1,780)	$—	$87,479	$(4,015)	$146,628
Net income							18,411		18,411
Other comprehensive income								19,559	19,559
Issuance of common stock	997	99	8,172						8,271
Excess tax deficiency from stock based compensation			(368)						(368)
Restricted stock grant		1	249		(250)				—
Restricted stock forfeiture			(51)		51				—
Share-based compensation			766		1,579				2,345
Shares acquired under employee plans				(408)					(408)
Common stock dividends							(2,612)		(2,612)

March 31, 2011	13,394	$677	$73,374	$(647)	$(400)	$—	$103,278	$15,544	$191,826
Net income (loss)						(32)	19,700		19,668
Other comprehensive loss								(5,733)	(5,733)
Acquisition of non-controlling interest						939			939
Non-controlling interest activity						(65)			(65)
Buy-out of non-controlling interest						(842)			(842)
Issuance of common stock	2,813	280	48,496						48,776
Excess tax benefit from stock based compensation			338						338
Restricted stock grant		1	249		(250)				—
Share-based compensation			787		275				1,062
Shares acquired under employee plans	1			(8)					(8)
Common stock dividends							(2,941)		(2,941)

March 31, 2012	16,208	$958	$123,244	$(655)	$(375)	$—	$120,037	$9,811	$253,020
Net income							30,300		30,300
Other comprehensive loss								(7,327)	(7,327)
Issuance of common stock	127	11	1,261						1,272
Excess tax benefit from stock based compensation			200						200
Restricted stock grant		2	518		(520)				—
Share-based compensation			951		304				1,255
Shares acquired under employee plans				(459)					(459)
Common stock dividends							(3,237)		(3,237)

March 31, 2013	16,335	$971	$126,174	$(1,114)	$(591)	$—	$147,100	$2,484	$275,024

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31

(In thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Multi-Color Corporation	$30,300	$19,700	$18,411
Adjustments to reconcile net income attributable to MCC to net cash provided by operating activities:
Depreciation	26,851	20,718	13,173
Amortization of intangible assets	9,493	6,456	3,321
Amortization of deferred financing costs	1,979	1,474	555
Net loss on facility closure	—	—	(258)
Net loss (gain) on disposal of property, plant and equipment	402	(160)	280
Loss on write-off of deferred financing fees	—	490	—
Increase in deferred compensation	—	—	14
Stock based compensation expense	1,255	1,062	2,345
Excess tax (benefit)/deficiency from stock based compensation	(200)	(338)	368
Impairment loss on long-lived assets	—	—	31
Deferred taxes, net	7,634	5,649	1,503
Net increase in accounts receivable	(812)	(1,766)	(789)
Net (increase) decrease in inventories	(2,458)	3,544	1,059
Net (increase) decrease in prepaid expenses and other	104	225	(170)
Net increase (decrease) in accounts payable	(3,891)	(2,389)	523
Net increase (decrease) in accrued expenses and other liabilities	(944)	1,812	(3,283)

Net cash provided by operating activities	69,713	56,477	37,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,638)	(23,008)	(13,102)
Investment in acquisitions, net of cash acquired	(15,979)	(275,872)	(43,092)
Net payment of escrow on acquisition of business	—	—	(88)
Proceeds from sale of Kansas City facility	625	—	—
Proceeds from sale of property, plant and equipment	1,343	4,021	810
Other	—	(32)	(25)

Net cash used in investing activities	(42,649)	(294,891)	(55,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	200,868	155,115	116,228
Payments under revolving lines of credit	(173,619)	(198,734)	(76,097)
Borrowings of long-term debt	1,234	316,962	—
Repayment of long-term debt	(28,200)	(17,460)	(11,936)
Payment of York deferred payment	(14,380)	—	—
Payment of Labelgraphics deferred payment	(5,049)	—	—
Payment of acquisition related contingent consideration	—	(12,186)	—
Proceeds from issuance of common stock	994	1,249	342
Excess tax benefit/(deficiency) from stock based compensation	200	338	(368)
Debt issuance costs	—	(8,562)	(1,682)
Dividends paid	(3,237)	(2,941)	(2,612)

Net cash (used in)/provided by financing activities	(21,189)	233,781	23,875

Effect of foreign exchange rate changes on cash	(152)	(505)	1,542

Net (decrease)/increase in cash and cash equivalents	5,723	(5,138)	7,003
Cash and cash equivalents, beginning of year	10,014	15,152	8,149

Cash and cash equivalents, end of year	$15,737	$10,014	$15,152

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1)	THE COMPANY

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

Basis of Presentation

References to 2013, 2012 and 2011 are for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. The consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company has one reportable segment. Certain prior year balances have been reclassified to conform to current year classifications.

On April 2, 2012, the Company acquired Labelgraphics (Holdings) Ltd., a wine & spirit label specialist located in Glasgow, Scotland. The acquisition expanded MCC’s global presence in the wine & spirit label market, particularly in the United Kingdom.

On October 3, 2011, the Company acquired York Label Group (York), including its joint venture in Santiago, Chile. York, which was headquartered in Omaha, Nebraska, is a leader in the home & personal care, food & beverage and wine & spirit label markets with manufacturing facilities in the U.S., Canada and Chile. The acquisition strengthened Multi-Color’s presence in its core markets through the combination of the Company’s existing customer relationships with York’s customer base.

On July 1, 2011, the Company acquired Warszawski Dom Handlowy (WDH), a consumer products and spirit label company located in Warsaw, Poland. WDH supplies a number of large consumer products companies and international brand owners in home & personal care markets, consistent with MCC’s large customers in the U.S.

On May 2, 2011, the Company acquired 70% ownership in two label operations in Latin America; one in Santiago, Chile and the other in Mendoza, Argentina. These label operations focus on providing premium labels to the expanding Latin American wine & spirit markets. In September 2011, the Company bought the regional partner’s 30% ownership interest in the two label operations in Latin America. As a result, MCC now owns 100% of the acquired label operations in Chile and Argentina. In the fourth quarter of fiscal 2012, we merged the Chilean company into the Chilean operations acquired in the York acquisition.

On April 1, 2011, the Company acquired La Cromografica, an Italian wine label specialist located in Florence, Italy. La Cromografica specializes in high quality wine labels for Italian premium wines and provides further access to the Italian wine label market.

During the third quarter of fiscal 2011, the Company announced plans to invest in establishing label operations in China. The operations, which are located in the major southern city of Guangzhou, became fully operational in the first quarter of fiscal 2012 and serve the Chinese consumer products market.

On October 1, 2010, the Company acquired Monroe Etiquette, a French wine label specialist. The acquisition reinforced MCC’s commitment to expanding its global presence in the wine label market.

On July 1, 2010, the Company acquired Guidotti CentroStampa (CentroStampa), a leading European wine & spirit and olive oil label specialist based in Tuscany, Italy. The acquisition expanded MCC’s global presence into the European wine & spirit label market and provided an entry into the olive oil label market.

For further information regarding acquisitions, see Note 3 to the Company’s consolidated financial statements.

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

Shipping fees billed to customers are included in net revenues and shipping costs are included in cost of revenues in the consolidated statements of income. Taxes collected from customers and remitted to governmental authorities in applicable jurisdictions are excluded from net revenues.

Cash and Cash Equivalents

The Company records all highly liquid short-term investments with maturities of three months or less as cash equivalents. At March 31, 2013 and 2012, the Company had cash in foreign bank accounts of $7,699 and $9,239, respectively.

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

Losses may also depend to some degree on current and future economic conditions. Although future conditions are unknown to us and may result in additional credit losses, we do not anticipate significant adverse credit circumstances in fiscal 2014. If we are unable to collect all or part of the outstanding receivable balance, there could be a material impact on the Company’s operating results and cash flows.

Inventories

Inventories are valued at the lower of cost or market value and are maintained using the FIFO (first-in, first-out) or specific identification method. Excess and obsolete cost reductions are generally established based on inventory age.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.

Depreciation expense, which includes the amortization of assets recorded under capital leases, is calculated using the straight-line method over the estimated useful lives of the assets, or the remaining terms of the leases, as follows:

Buildings	20-39 years
Machinery and equipment	3-15 years
Computers	3-5 years
Furniture and fixtures	5-10 years

Goodwill and Other Acquired Intangible Assets

Goodwill is not amortized and the Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Intangible assets with definite useful lives are amortized over periods of up to twenty years based on a number of assumptions including estimated period of economic benefit and utilization. Intangible assets are also tested for impairment when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values.

Impairment of Long-Lived Assets

We review long-lived assets for impairment when events or changes in circumstances indicate that assets might be impaired and the related carrying amounts may not be recoverable. The determination of whether impairment exists involves various estimates and assumptions, including the determination of the undiscounted cash flows estimated to be generated by the assets involved in the review. The cash flow estimates are based upon our historical experience, adjusted to reflect estimated future market and operating conditions. Measurement of an impairment loss requires a determination of fair value. We base our estimates of fair values on quoted market prices when available, independent appraisals as appropriate and industry trends or other market knowledge. Changes in the market condition and/or losses of a production line could have a material impact on the consolidated statements of income.

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

The Company establishes reserves for income tax related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities which would then result in additional taxes, penalties and interest due. Provisions for and changes to these reserves and any related net interest and penalties are included in income tax expense in the consolidated statements of income. Significant judgment is required when evaluating our tax provisions and determining our provision for income taxes. We regularly review our tax positions and we adjust the reserves as circumstances change.

Earnings per Common Share

Basic earnings per common share (EPS) is computed by dividing net income attributable to Multi-Color Corporation by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Multi-Color Corporation by the sum of the weighted average number of common shares outstanding during the period plus if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method.

Advertising Costs

Advertising costs are charged to expense as incurred and were minimal in 2013, 2012 and 2011.

Research and Development Costs

Research and development costs are charged to expense as incurred and were $3,763, $3,494, and $2,628 in 2013, 2012 and 2011, respectively.

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

The Company’s Swaps have been designated as effective cash flow hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other comprehensive income. If a hedge or portion thereof is determined to be ineffective, any changes in fair value would be recorded in the consolidated statements of income.

The Company manages foreign currency exchange rate risk by entering into forward currency contracts. The forward contracts have been designated as effective fair value hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in the consolidated statements of income to offset the foreign currency effect of the transactions.

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

The Company has three non-amortizing interest rate swaps with a total notional amount of $125,000 at March 31, 2013 to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income.

The Company has entered into multiple forward contracts to fix the U.S. dollar value of presses, other equipment, and intercompany loans. The forward contracts were designated as fair value hedges. The Company adjusts the carrying value of the derivative to the estimated fair value and records the adjustment in the consolidated statements of income.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values.

Foreign Exchange

The functional currency of each of the Company’s subsidiaries is the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive income as a component of stockholders’ equity and were a loss of $6,589 and $5,580 during fiscal 2013 and 2012, respectively. Transaction gains and losses are reported in other income and expense in the consolidated statements of income.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued revised accounting guidance on the reporting of reclassifications out of accumulated other comprehensive income. The amendment requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012, which for the Company is the fiscal year beginning April 1, 2013. This guidance is not expected to have a material impact on the Company.

In December 2011, the FASB issued revised accounting guidance to enhance current disclosures around financial instruments and transactions eligible for offset in the financial statements and transactions subject to a master netting arrangement or similar agreement. The amendment will help facilitate a comparison between entities that prepare their financial statements on the basis of U.S. GAAP and those that prepare their financial statements on the basis of International Financial Reporting Standards (IFRS). In January 2013, the FASB issued revised accounting guidance clarifying the scope of the disclosures to apply only to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in the financial statements or subject to a master netting arrangement or similar agreement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, which for the Company is the fiscal year beginning April 1, 2013, with retrospective application required. This guidance is not expected to have a material impact on the Company.

In September 2011, the FASB issued revised accounting guidance to simplify how an entity tests goodwill for impairment. The amendment allows companies to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011, which for the Company was the fiscal year beginning April 1, 2012, with early adoption permitted. This guidance did not have a material impact on the Company.

In June 2011, the FASB issued revised accounting guidance to modify the presentation requirements for comprehensive income. The amendment gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, which for the Company was the fiscal year beginning April 1, 2012. The Company adopted this amended standard by presenting Consolidated Statements of Comprehensive Income after the Consolidated Statements of Income. This guidance did not have a material impact on the Company, as this standard only affects the display of comprehensive income and does not affect what is included in comprehensive income.

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

Labelgraphics (Holdings) Ltd. (Labelgraphics) Summary

On April 2, 2012, the Company acquired 100% of Labelgraphics, a wine & spirit label specialist located in Glasgow, Scotland. The acquisition expanded MCC’s global presence in the wine & spirit label market, particularly in the United Kingdom. The results of Labelgraphics’ operations were included in the Company’s consolidated financial statements beginning April 2, 2012.

The purchase price for Labelgraphics consisted of the following:

Cash from proceeds of borrowings	$16,024
Deferred payment	5,149
Contingent consideration	3,461

Purchase price, before debt assumed	24,634
Net debt assumed	712

Total purchase price	$25,346

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 8 for details of the Credit Facility). Assumed net debt includes $757 of bank debt and capital leases less $45 of cash acquired. The purchase price includes a future performance based earn out of approximately 15% of the above total which will be paid out in July 2014 assuming certain financial targets are met. The Company spent $387 in acquisition expenses related to the Labelgraphics acquisition, which was recorded in selling, general and administrative expense in the consolidated statements of income.

Adhesion Holdings, Inc (York Label Group) Summary

On October 3, 2011, the Company acquired 100% of York Label Group (York), including its joint venture in Santiago, Chile. York, which was headquartered in Omaha, Nebraska, is a leader in the home & personal care, food & beverage and wine & spirit label markets with manufacturing facilities in the U.S., Canada and Chile. The acquisition strengthened Multi-Color’s presence in its core markets through the combination of the Company’s existing customer relationships with York’s customer base.

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

The cash portion of the purchase price was funded through borrowings under the amended Credit Facility (see Note 8 for details of the Credit Facility). Assumed net debt included $10,479 of bank debt and capital leases, less $609 of cash acquired. Of the purchase price, $21,309 was to be paid on April 1, 2012 and of this amount, $2,500 was required to be deposited into an escrow account to satisfy DLJ South American Partners, L.P. (“DLJ”)‘s indemnification obligations with respect to the transaction. On April 1, 2012, the Company paid DLJ $11,880 and deposited $2,500 into escrow in accordance with the Purchase Agreement. The balance due DLJ ($6,929) is subject to dispute as further described in Note 17 and was placed into a separate escrow account controlled by the Company. The Company spent $1,386 in acquisition expenses related to the acquisition of York.

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

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 8 for details of the Credit Facility). Assumed net debt included $4,023 of capital leases and other debt, less $4 of cash acquired. The Company had $390 and $398 in escrow at March 31, 2013 and March 31, 2012, respectively, which is deferred for three years after the closing date. Any change in escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price. The Company spent $181 in acquisition expenses related to the acquisition of WDH.

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

Purchase Price Allocation and Other Items

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for Labelgraphics was finalized during the fourth quarter of fiscal year 2013 once independent fair value appraisals of assets and liabilities and valuation of tax liabilities were finalized. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for York was finalized during the third quarter of fiscal year 2013 after fair value appraisals of assets and valuation of tax liabilities were finalized. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for WDH was finalized during the first quarter of fiscal year 2013 after fair value appraisals of assets and valuation of tax liabilities were finalized. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for La Cromografica was finalized during the fourth quarter of fiscal year 2012 after fair value appraisals of assets and valuation of tax liabilities were finalized. There were no material changes to the preliminary purchase price or related allocation for Labelgraphics, York, WDH or La Cromografica.

Based on fair value estimates, the final purchase price for La Cromografica, WDH, York and Labelgraphics has been allocated to individual assets acquired and liabilities assumed as follows:

	La Cromografica	WDH	York	Labelgraphics
Assets Acquired:
Cash, less debt assumed	$—	$—	$—	$—
Accounts receivable	4,534	2,673	33,410	3,275
Inventories	1,254	1,000	20,460	1,794
Property, plant and equipment	5,638	3,486	54,795	8,680
Intangible assets	1,280	2,393	82,500	10,319
Goodwill	3,488	6,709	176,714	9,786
Other assets	30	703	9,570	2,679

Total assets acquired	16,224	16,964	377,449	36,533

Liabilities Assumed:
Accounts payable	2,320	3,765	20,911	6,954
Accrued income taxes payable	—	—	324	693
Accrued expenses and other liabilities	1,287	981	12,068	375
Net debt assumed	1,628	4,019	9,870	712
Deferred tax liabilities	1,109	439	5,072	3,165

Total liabilities assumed	6,344	9,204	48,245	11,899

Net assets acquired	$9,880	$7,760	$329,204	$24,634

The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	La Cromografica		WDH		York		Labelgraphics
	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$1,138	16 years	$2,393	18 years	$82,500	17 years	$9,775	20 years
Trademarks	142	2 years	—	—	—	—	320	2 years
Non-compete agreements	—	—	—	—	—	—	224	5 years

Total identifiable intangible assets	$1,280		$2,393		$82,500		$10,319

Identifiable intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization. The Company expects amortization expense related to the fiscal 2013 and 2012 acquisitions to be approximately $5,700 annually for the next five years.

None of the goodwill arising from the La Cromografica, WDH or Labelgraphics acquisitions is deductible for income tax purposes. Approximately $50,381 of the goodwill arising from the York acquisition is deductible for income tax purposes. Below is a roll forward of the acquisition goodwill from acquisition date to March 31, 2013:

	La Cromografica	WDH	York	Labelgraphics
Balance at acquisition date	$3,488	$6,709	$176,714	$9,786
Foreign exchange impact	(345)	(913)	(1,933)	(502)

Balance at March 31, 2013	$3,143	$5,796	$174,781	$9,284

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

The net revenues and net income for Labelgraphics are included in the consolidated statements of income for the year ended March 31, 2013. The net revenues and net income for the year ended March 31, 2013 attributable to Labelgraphics were $22,493 and $781, respectively. The combined net revenues and net income for the year ended March 31, 2012 for CentroStampa, Monroe Etiquette, La Cromografica, WDH and York were $195,181 and $6,321, respectively. The combined net revenues and net income for CentroStampa and Monroe Etiquette were $44,322 and $4,370, respectively, for the year ended March 31, 2011.

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the year ended March 31, 2013 and 2012 as if WDH, York and Labelgraphics had been acquired as of the beginning of fiscal year 2012. The pro forma results include certain purchase accounting adjustments, such as capital lease adjustments, the estimated changes in depreciation, intangible asset amortization, inventory step-up and interest expense. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated or that may result in the future.

	2013	2012
Net revenues	$659,815	$655,817
Net income attributable to Multi-Color	$30,300	$10,405
Diluted earnings per share	$1.86	$0.59

Pro forma information was prepared for the financial results of WDH, York and Labelgraphics for the year ended March 31, 2012 as if these acquisitions had occurred at the beginning of the period. Net income for the year ended March 31, 2012 includes a non-recurring loss on extinguishment of debt recorded by York of $13,569, prior to acquisition. Below is a table detailing a reconciliation of actual net revenues and net income to the pro forma net revenues and net income:

	2012
	Net Revenues	Net Income
Multi-Color Corporation actual results	$510,247	$19,700
Acquired companies results	145,570	(13,206)
Pro forma adjustments	—	3,911

Pro forma results	$655,817	$10,405

Below is a table detailing the pro forma adjustments:

2012
Present value of earnout payment for Labelgraphics	$(47)
Acquired intangibles amortization	709
Amortization of debt issuance costs relating to the amendment of the credit facility	997
Depreciation expense related to capital leases	(158)
Lease expense related to capital leases	(317)
Interest expense related to capital leases	(54)
Depreciation expense adjustment	1,470
Interest expense adjustment	4,691
Finished goods inventory adjustment	(471)
Acquisition expense adjustment	1,158
Income taxes	(3,587)
Other adjustments	(480)

Total pro forma adjustments	$3,911

Other Acquisition Activity

On May 2, 2011, the Company entered into agreements to buy 70% ownership in two label operations in Latin America; one in Santiago, Chile and the other in Mendoza, Argentina with a regional partner owning the remaining 30%. MCC’s investment including debt assumed was approximately $3,900. These companies focus on providing premium labels to the expanding Latin American wine & spirit markets. The results of operations of these acquired businesses have been included in the consolidated financial statements since the date of the acquisition and have been determined to be individually and collectively immaterial for further disclosure.

In September 2011, the Company bought the regional partner’s 30% ownership interest in the two label operations in Latin America for 40 shares of Multi-Color common stock. As a result, MCC now owns 100% of the label operations in Chile and Argentina.

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

On October 1, 2010, the Company acquired Monroe Etiquette for $9,896, plus net debt assumed. The seller received approximately 89% of the proceeds in the form of cash on October 1, 2010. The remaining 11% of the purchase price will be paid in cash, but is deferred for five years after the closing date.

On July 1, 2010, the Company acquired Guidotti CentroStampa for $58,199, less net debt assumed. The selling shareholders agreed to indemnify MCC with respect to the acquisition, including certain losses arising out of a breach of their warranties or covenants under the acquisition agreement. The acquisition agreement provides that 5% of the purchase price is subject to achieving certain financial targets and subject to certain quantitative measures. On December 31, 2010, certain financial targets subject to certain quantitative measures required to realize the contingent payment were satisfied in full and the entire liability was paid in July 2011. An additional 10% is held in escrow for up to five years to fund certain potential indemnification obligations of the selling shareholders. The Company had $4,025 and $5,617 at March 31, 2013 and March 31, 2012, respectively, in this escrow account. The escrow will be released from the first to the fifth anniversary of the date of closing in the amount of 2% of the purchase price per year in accordance with the provisions of the escrow agreement.

(4)	ACCOUNTS RECEIVABLE ALLOWANCE

The Company’s customers are primarily major consumer product, food & beverage, and wine & spirit companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The following table summarizes the activity in the allowance for doubtful accounts:

	2013	2012	2011
Balance at beginning of year	$1,070	$584	$533
Provision	827	560	112
Accounts written-off	(227)	(64)	(94)
Foreign exchange	(18)	(10)	33

Total	$1,652	$1,070	$584

(5)	INVENTORIES

The Company’s inventories as of March 31 consisted of the following:

	2013	2012
Finished goods	$26,839	$21,534
Work-in-process	7,918	8,977
Raw materials	18,533	17,569

Total gross inventory	53,290	48,080
Inventory reserves	(4,556)	(3,904)

Total	$48,734	$44,176

(6)	PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment as of March 31 consisted of the following:

	2013	2012
Land and buildings	$37,494	$32,212
Machinery and equipment	219,662	201,514
Furniture, fixtures, computer equipment and software	17,784	16,879
Construction in progress	11,785	6,735

Property, plant and equipment, gross	286,725	257,340
Accumulated depreciation	(108,173)	(84,203)

Property, plant and equipment, net	$178,552	$173,137

Total depreciation expense for 2013, 2012 and 2011 was $26,851, $20,718 and $13,173, respectively.

(7)	GOODWILL AND INTANGIBLE ASSETS

Goodwill is not amortized and the Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Intangible assets with definite useful lives are amortized over periods of up to twenty years based on a number of assumptions including estimated period of economic benefit and utilization. Intangible assets are also tested for impairment when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values.

The Company completed its annual goodwill impairment test in the fourth quarter of fiscal 2013. The Company elected to bypass the qualitative assessment allowed by the revised accounting guidance and proceed directly to performing the first step of the two-step goodwill impairment test. The first step of the impairment test compares the fair value of the Company to the carrying value. The fair value was independently calculated by American Appraisal as of February 28, 2013 by calculating Multi-Color’s marketable control equity value and comparing it to the Company’s book value of equity. The result of the first step did not indicate potential impairment as the estimated fair value of its reporting unit exceeded the carrying value by approximately $185,000. As a result, the second step of the impairment test was not required.

The Company’s goodwill consisted of the following:

Balance at March 31, 2011	$158,553
Acquisition of La Cromografica	3,488
Acquisition of WDH	6,709
Acquisition of York	177,705
Other acquisitions	938
Currency translation	(5,204)

Balance at March 31, 2012	$342,189
Acquisition of Labelgraphics	9,786
Adjustment to York acquisition	(991)
Currency translation	(3,313)

Balance at March 31, 2013	$347,671

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

During the fourth quarter of fiscal 2013, a $684 increase to goodwill arising from the Labelgraphics acquisition was recorded due to finalization of the valuation of tax liabilities.

See Note 3 to our consolidated financial statements for further information regarding the acquisitions of La Cromografica, WDH, York and Labelgraphics.

The Company’s intangible assets as of March 31, 2013 consisted of the following:

	Balance at cost at March 31, 2012	Labelgraphics Acquisition	Adjustment to York Acquisition	Foreign Exchange	Intangibles at Cost	Accumulated Amortization	Net Intangibles at March 31, 2013
Customer relationships	$127,322	$9,775	$400	$(1,176)	$136,321	$(21,374)	$114,947
Technologies	1,608	—	—	(10)	1,598	(1,141)	457
Trademarks	705	320	—	(13)	1,012	(860)	152
Licensing intangible	2,468	—	—	(60)	2,408	(1,349)	1,059
Non-compete agreement	—	224	—	(10)	214	(44)	170

Total	$132,103	$10,319	$400	$(1,269)	$141,553	$(24,768)	$116,785

The Company’s intangible assets as of March 31, 2012 consisted of the following:

	Balance at cost at March 31, 2011	Fiscal 2012 Acquisitions	Foreign Exchange	Intangibles at Cost	Accumulated Amortization	Net Intangibles at March 31, 2012
Customer relationships	$42,064	$85,631	$(373)	$127,322	$(12,858)	$114,464
Technologies	1,620	—	(12)	1,608	(903)	705
Trademarks	573	142	(10)	705	(638)	67
Licensing intangible	2,582	—	(114)	2,468	(876)	1,592

Total	$46,839	$85,773	$(509)	$132,103	$(15,275)	$116,828

The intangible assets were established in connection with completed acquisitions. They are amortized, using the straight-line method, over their estimated useful lives based on a number of assumptions including customer attrition rates, percentage of revenue attributable to technologies, royalty rates and projected future revenue growth. The weighted average amortization period for these assets is 17 years. Total amortization expense for 2013, 2012 and 2011 was $9,493, $6,456 and $3,321, respectively.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	7 to 20 years
Technologies	7 to 8 years
Trademarks	1 to 2 years
Licensing intangible	5 years
Non-compete agreement	5 years

The annual estimated amortization expense for future years is as follows:

Fiscal 2014	$9,041
Fiscal 2015	8,869
Fiscal 2016	8,299
Fiscal 2017	8,182
Fiscal 2018	8,139
Thereafter	74,255

Total	$116,785

(8)	DEBT

The components of the Company’s debt consisted of the following as of March 31:

	2013	2012
U.S. Revolving Credit Facility, 3.95% and 4.12% weighted variable interest rate at March 31, 2013 and March 31, 2012, respectively, due in 2016	$88,125	$60,900
Term Loan Facility, 3.78% and 3.97% variable interest rate at March 31, 2013 and March 31, 2012, respectively, due in quarterly installments from 2008 to 2016	309,375	325,875
Capital leases	2,747	13,022
Other subsidiary debt	2,609	2,258

Total debt	402,856	402,055
Less current portion of debt	(23,946)	(24,471)

Total long-term debt	$378,910	$377,584

The following is a schedule of future annual principal payments as of March 31, 2013:

	Debt	Capital Leases	Total
Fiscal 2014	$22,253	$1,693	$23,946
Fiscal 2015	33,838	911	34,749
Fiscal 2016	37,268	143	37,411
Fiscal 2017	306,750	—	306,750
Fiscal 2018	—	—	—

Total	$400,109	$2,747	$402,856

        On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. The Company completed the first amendment to the Credit Facility in June 2010 and the second amendment in March 2011. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $315,000 term loan to be made available to the Company in a single drawing. The third amendment extended the expiration date of the Credit Facility from April 2014 to August 2016, updated the financial covenants and increased the interest rate margins over the applicable Eurocurrency or Australian Bank Bill Swap Rate (BBSY) and increased the commitment fee. In October 2011, the Company drew down on the additional term loan in conjunction with the York Label Group acquisition (see Note 3). Upon drawing down on the additional term loan, the maximum leverage ratio permitted increased to 4.25 to 1.00 with scheduled step downs and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00. The interest rate margins for loans based on LIBOR and BBSY range from 2.00% to 3.50%. The Credit Facility contains an election to increase the facility by up to an additional $100,000 subject to agreement by one or more lenders to increase its commitment. In September 2011, the Company entered into the fourth amendment to the Credit Facility. The fourth amendment excluded certain subsidiaries of the York Label Group from the requirements to become guarantors under the Credit Facility. In November 2012, the Company entered into the fifth amendment to the Credit Facility. The fifth amendment increased the maximum consolidated leverage ratio permitted to 4.50 to 1.00 for December 31, 2012 through March 31, 2013 with scheduled step downs.

At March 31, 2013, the aggregate principal amount of $479,375 under the Credit Facility is comprised of the following: (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $309,375 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) March 31, 2013 through December 31, 2013 — amortization of $4,125, (ii) March 31, 2014 through December 31, 2015 — amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016 — amortization of $12,375, with the balance due at maturity.

The Company incurred $8,562 of debt issuance costs in fiscal 2012 related to the debt modification which are being deferred and amortized over the life of the amended Credit Facility. In conjunction with the modification to our debt in the third amendment to the Credit Facility, we analyzed the new loan costs related to the amended Credit Facility and the existing unamortized loan costs related to the prior agreement allocated to the revolving line of credit, prior term loan and amended term loan separately to determine the amount of costs to be capitalized and the amount to be expensed. As a result of the analysis, the Company recorded a charge to interest expense of $490 to write-off certain deferred financing fees, which were paid to originate the prior agreement, including the unamortized portion of the loan costs allocated to creditors no longer participating in the amended Credit Facility. The unamortized portion of loan costs allocated to creditors participating in both the original and amended Credit Facility are being amortized over the term of the modified agreement.

The Company recorded $1,979 and $1,474 in interest expense for the years ending March 31, 2013 and 2012, respectively, in the consolidated statements of income to amortize deferred financing costs.

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

Available borrowings under the Credit Facility at March 31, 2013 consisted of $41,875 under the U.S. Revolving Credit Facility and $40,000 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at March 31, 2013 in the amount of $8,645.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at March 31, 2013: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.50 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of March 31, 2013.

Capital Leases

The present value of the net minimum payments on the capitalized leases as of March 31 is as follows:

	2013	2012
Total minimum lease payments	$2,858	$13,606
Less amount representing interest	(111)	(584)
Present value of net minimum lease payments	2,747	13,022

Current portion	(1,693)	(7,027)

Capitalized lease obligations, less current portion	$1,054	$5,995

Included in the consolidated balance sheet as of March 31, 2013 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $10,465 and $3,320, respectively. Included in the consolidated balance sheet as of March 31, 2012 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $37,805 and $9,669, respectively. The capitalized leases carry interest rates from 2% to 9% and mature from fiscal 2014 to fiscal 2016.

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

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expired in February 2013 and resulted in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 2.00% to 3.50% based on the Company’s leverage ratio. The notional balance of the amortizing Swap was $8,000 at March 31, 2012.

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

The Swaps were designated as highly effective cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in accumulated other comprehensive income and measured on an ongoing basis. At March 31, 2013 and 2012, the fair value of the Swaps was a net liability of $3,465 and $2,286, respectively, and was included in other liabilities on the consolidated balance sheets. See Note 20 for additional information on the fair value of the Swaps. In October 2011, the Company purchased a one year 2% interest rate cap on a total notional value of $125,000 for $25.

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

At March 31, 2013, the Company had entered into multiple foreign currency forward contracts to fix the U.S. dollar value of presses, other equipment and intercompany loans. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in the statement of income in the same period during which the related item affects the statement of income. The net fair value of the contracts is a liability of $73 and $2 at March 31, 2013 and 2012, respectively. See Note 20 for additional information on the fair value of the contracts.

(10)	ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s accrued expenses and other liabilities consist of the following as of March 31:

	2013	2012
Deferred payment (1)	$6,929	$21,309
Accrued payroll and benefits	15,076	14,849
Unrecognized tax benefits (including interest and penalties)	225	633
Accrued income taxes	1,152	2,441
Professional fees	482	788
Accrued taxes other than income taxes	1,205	1,231
Deferred lease incentive	518	451
Accrued interest	197	185
Accrued severance	580	2,720
Customer rebates	1,061	1,653
Deferred press payments	4,418	—
Other	4,889	5,555

Total accrued expenses and other liabilities	$36,732	$51,815

(1)	The balance at March 31, 2013 consists of a deferred payment of $6,929 related to the acquisition of York Label Group that was to be paid on April 1, 2012. This $6,929 related to the acquisition of York Label Group is subject to dispute as further described in Note 17 and was placed in an escrow account controlled by the Company. The balance at March 31, 2012 consists of a deferred payment of $21,309 related to the York Label Group acquisition. See further details at Note 3.

(11)	EMPLOYEE BENEFIT PLANS

The Company maintains a 401K retirement savings plan (Plan) for U.S. employees who meet certain service requirements. The Plan provides for voluntary contributions by eligible U.S. employees up to a specified maximum percentage of gross pay. At the discretion of the Company’s Board of Directors, the Company may contribute a specified matching percentage of the employee contributions. The Company also makes contributions to various retirement savings plans for Australian employees as required by law equal to 9% of gross pay and to other voluntary and involuntary defined contribution plans in South Africa, China, Canada, Scotland and Italy. Company contributions to these retirement savings plans were $3,290, $2,949 and $2,696 in 2013, 2012 and 2011, respectively.

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

The Company used a March 31 measurement date (the fiscal year end) for the Pension Plan and Health Plan in 2013, 2012 and 2011. The following table summarizes the components of net periodic benefit cost for the Plans:

	Pension Plan			Health Plan
	2013	2012	2011	2013	2012	2011
Net periodic benefit cost components
Service cost	$26	$29	$27	$25	$26	$26
Interest cost	83	85	87	22	31	33
Expected (return) or loss on plan assets	(81)	(93)	(102)	—	—	—
Recognized net actuarial gain or (loss)	—	—	24	—	—	—
Amortization of net actuarial (gain) or loss	62	23	15	(6)	—	—

Net periodic benefit cost	$90	$44	$51	$41	$57	$59

Reconciliation of the Plans’ benefit obligations, plan assets and funded status and weighted average assumptions used to determine net periodic benefit cost and projected benefit obligation as of March 31, 2013 and 2012 are as follows:

	Pension Plan		Health Plan
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$1,783	$1,490	$583	$631
Service cost	26	29	25	26
Interest cost	83	85	22	31
Actuarial loss/(gain)	109	419	(9)	(105)
Amendments	—	14	—	—
Benefits paid	—	(254)	—	—
Plan expenses paid	—	—	—	—

Benefit obligation at end of year	$2,001	$1,783	$621	$583
Change in plan assets
Fair value of plan assets at beginning of year	$1,120	$1,150	$—	$—
Actual return on plan assets	103	19	—	—
Employer contributions	69	205	—	—
Benefits paid	—	(254)	—	—
Plan expenses paid	—	—	—	—

Fair value of plan assets at end of year	$1,292	$1,120	$—	$—
Reconciliation of funded status
Funded status	$(709)	$(663)	$(621)	$(583)
Unrecognized net actuarial (gain)	—	—	(127)	(125)

Accrued cost at end of year	$(709)	$(663)	$(748)	$(708)

	Pension Plan		Health Plan
	2013	2012	2013	2012
Weighted average assumptions
Discount rate – net periodic cost	4.65%	5.75%	3.85%	5.00%
Discount rate – projected benefit obligation	4.25%	4.65%	3.15%	3.85%
Expected long-term rate of return on plan assets	7.00%	8.00%	—	—

The accumulated benefit obligation for the Pension Plan was $2,001 and $1,783 as of March 31, 2013 and 2012, respectively.

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

Pension Plan assets consist primarily of listed equity and debt securities. Below are the weighted average asset allocations by category at March 31, 2013 and 2012 and the target allocations for 2014:

Asset category	2013	2012	Target % 2014
Equity securities	59%	61%	50-60%
Debt securities	15%	16%	10-20%
Real estate	0%	0%	0-10%
Other	26%	23%	20-30%

Total	100%	100%	100%

At March 31, 2013, the fair value of the Company’s pension plan assets were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Guaranteed
Stable Fund	$337	$—	$337	$—
Balanced	472	—	472	—
U.S. Common Stock
Equity Growth	76	76	—	—
Value & Income	166	—	166	—
Growth & Income	132	132	—	—
Special Equity	72	—	72	—
International	37	—	37	—

Total	$1,292	$208	$1,084	$—

At March 31, 2012, the fair value of the Company’s pension plan assets were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Guaranteed
Stable Fund	$261	$—	$261	$—
Balanced	441	—	441	—
U.S. Common Stock
Equity Growth	65	65	—	—
Value & Income	143	—	143	—
Growth & Income	113	113	—	—
Special Equity	63	—	63	—
International	34	—	34	—

Total	$1,120	$178	$942	$—

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the Health Plan. The health care cost trend rate assumed in measuring the Health Plan benefit obligation is 7% gradually decreasing to 4% in 2016 and thereafter. A one percentage point change in these assumed rates would increase the post retirement obligation by $59 or decrease the post retirement obligation by $53.

The Health Plan has no assets and the Company pays the benefits as incurred. Benefits expected to be paid from these plans in the future are as follows:

	Pension Plan	Health Plan
2014	$13	$—
2015	21	21
2016	21	44
2017	21	57
2018	31	59
2019-2023	418	358

(12)	INCOME TAXES

Earnings before income taxes were as follows:

	2013	2012	2011
U.S.	$39,203	$19,549	$12,651
Foreign	9,484	11,575	12,798

Total	$48,687	$31,124	$25,449

The provision (benefit) for income taxes as of March 31 includes the following components:

	2013	2012	2011
Current payable:
Federal	$5,077	$2,580	$2,481
State and local	1,326	(207)	51
Foreign	3,969	3,695	3,053

Total Current	10,372	6,068	5,585

Deferred:
Federal	8,222	5,533	2,037
State and local	740	427	176
Foreign	(947)	(572)	(760)

Total Deferred	8,015	5,388	1,453

Total	$18,387	$11,456	$7,038

The following is a reconciliation between the U.S. statutory federal income tax rate and the effective tax rate:

	2013	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.1%	1.8%	1.7%
Section 199 deduction	(0.9)%	(0.3)%	(0.8)%
International rate differential	0.3%	0.1%	(2.4)%
Unrecognized tax benefits	(0.7)%	(2.3)%	(1.7)%
Foreign permanent differences	(3.6)%	(5.6)%	(5.4)%
Non-deductible transaction costs	(0.1)%	2.0%	—%
Valuation allowances	3.9%	3.3%	1.3%
Other	0.8%	2.8%	—%

Effective tax rate	37.8%	36.8%	27.7%

The net deferred tax components consisted of the following at March 31:

	2013	2012
Deferred tax liabilities:
Book basis over tax basis of fixed assets	$(23,218)	$(22,854)
Book basis over tax basis of intangible assets	(31,937)	(32,880)
Lease obligations	(2,941)	(2,534)
Deferred financing costs	(297)	(332)
Other	(313)	(348)

Total deferred tax liabilities	(58,706)	(58,948)

Deferred tax assets:
Inventory reserves	1,405	2,070
Inventory capitalization	467	694
Allowance for doubtful accounts	377	693
Stock based compensation expense	1,457	1,414
Minimum pension liability	530	474
Loss carry forward amounts	23,776	30,125
Credit carry forward amounts	150	146
Interest rate swaps	1,335	876
State basis over tax basis of fixed assets	420	421
Non-deductible accruals and other	3,182	4,343

Gross deferred tax asset	33,099	41,256
Valuation allowance	(7,255)	(5,198)

Net deferred tax asset	25,844	36,058

Net deferred tax liability	$(32,862)	$(22,890)

As of March 31, 2013, Multi-Color had tax-effected federal, state, and foreign operating loss carryforwards of $13,933, $3,105 and $6,738, respectively. As of March 31, 2012, Multi-Color had tax-effected federal, state, and foreign operating loss carryforwards of $19,891, $3,270 and $6,964, respectively. The federal operating loss carryforwards will expire between fiscal 2029 and fiscal 2031. The state operating loss carryforwards will expire between fiscal 2014 and fiscal 2031. The foreign operating loss carryforwards include $1,434 with no expiration date; the remainder will expire between fiscal 2016 and fiscal 2033. The federal and state operating loss carryforwards include losses of $13,933 and $3,105, respectively, that were acquired in connection with business combinations. Utilization of the acquired federal and state tax loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.

As of March 31, 2013 and 2012, Multi-Color had valuation allowances of $7,255 and $5,198, respectively. As of March 31, 2013 and 2012, $7,013 and $5,198, respectively, of the valuation allowances related to certain deferred tax assets in foreign jurisdictions due to the uncertainty of the realization of future tax benefits from those assets. The Company recorded a $1,815 increase in valuation allowances in fiscal 2013 related to an increase in deferred tax assets in foreign jurisdictions for which the Company believes an income tax benefit will not be realized.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of March 31, 2013 and 2012, the Company had liabilities of $3,411 and $3,616, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. As of March 31, 2013 and 2012, the Company recognized ($99) and ($171), respectively, of interest and penalties to income tax expense in the consolidated statements of income. The liability for the gross amount of interest and penalties at March 31, 2013 and 2012, respectively, was $1,568 and $1,690. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the year ended March 31, 2013, the Company released a reserve for $623, including interest and penalties, related to uncertain tax positions that have been settled. The Company believes it is reasonably possible that approximately $225 of unrecognized tax benefits as of March 31, 2013 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign income tax matters. The liability for these unrecognized tax benefits is classified in accrued expenses and other liabilities on the consolidated balance sheets. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $3,411.

A summary of the activity for the Company’s unrecognized tax benefits as of March 31 is as follows:

	2013	2012
Beginning balance	$3,616	$3,986
Additions based on tax positions related to the current year	63	34
Additions of tax positions of prior years	30	297
Settlements	—	(116)
Reductions of tax positions of prior years	(97)	(60)
Lapse of statutes of limitations	(201)	(525)

Ending balance	$3,411	$3,616

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At March 31, 2013, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2009. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2008. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The Company did not provide for U.S. federal income taxes or foreign withholding taxes in fiscal 2013 on approximately $1,321 of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable. The Company may periodically repatriate a portion of these earnings to the extent we can do so essentially tax-free or at minimal tax cost.

(13)	MAJOR CUSTOMERS

During 2013, 2012, and 2011, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 15%, 14% and 16%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

In addition, accounts receivable balances from the Procter & Gamble Company approximated 5% of the Company’s total accounts receivable balance at March 31, 2013 and 2012. The loss or substantial reduction of the business of any of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

(14)	EARNINGS PER COMMON SHARE

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	2013		2012		2011
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic EPS	16,145	$1.88	14,662	$1.34	13,005	$1.42
Effect of dilutive stock options	187	(0.02)	241	(0.02)	134	(0.02)

Diluted EPS	16,332	$1.86	14,903	$1.32	13,139	$1.40

The Company excluded 432, 222, and 515 shares in the fiscal years ended March 31, 2013, 2012 and 2011, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

(15)	STOCK-BASED COMPENSATION

The Company maintains incentive plans which authorize the issuance of stock-based compensation including stock options and restricted stock to officers, key employees and non-employee directors. As of March 31, 2013, 1,533 shares of common stock remained reserved for future issuance under the 2012 Stock Incentive Plan, 2003 Stock Incentive Plan, as amended, and 2006 Director Equity Compensation Plan.

The Company measures compensation costs related to share-based transactions at the grant date, based on the fair value of the award, and recognizes them as expense over the requisite service period.

For the year ended March 31, 2013, the Company recorded pre-tax compensation expense for stock-based incentive awards of $1,255 which increased selling, general and administrative expenses by $761 and cost of revenues by $494 and had an associated tax benefit of $477. The impact on basic and diluted net income per share for the year ended March 31, 2013 was $0.05.

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

Stock Options

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

	2013	2012	2011
Expected life (years)	5	5	5
Risk-free interest rate	0.7%	1.8%	2.3%
Expected volatility	58.0%	56.7%	52.2%
Dividend yield	1.1%	0.9%	2.0%

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

A summary of the changes in the options outstanding for years ended March 31, 2013, 2012 and 2011 is shown below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2010	847	$15.68
Granted	157	$12.37
Exercised	(49)	$7.02		$159
Forfeited	(60)	$18.60

Outstanding at March 31, 2011	895	$15.37
Granted	170	$22.02
Exercised	(97)	$12.84		$492
Forfeited	(10)	$13.43

Outstanding at March 31, 2012	958	$16.83
Granted	159	$18.67
Exercised	(104)	$12.21		$496
Forfeited	(49)	$18.50

Outstanding at March 31, 2013	964	$17.55	5.7	$6,927

Exercisable at March 31, 2013	542	$17.32	4.0	$3,587
Exercisable at March 31, 2012	537	$16.38	4.1	$3,308

As of March 31, 2013, the total compensation cost related to nonvested options not yet recognized and the weighted-average period over which it is expected to be recognized is $2,360 and 1.8 years, respectively.

The weighted average grant-date fair value of options granted during the year ended March 31, 2013, 2012 and 2011 was $8.47, $10.23 and $4.87, respectively. Cash received from options exercised during the year ended March 31, 2013 was $994, with a tax benefit of $246. The total grant-date fair value of options vested during the year ended March 31, 2013, 2012 and 2011 was $842, $611 and $914, respectively.

Restricted Stock

Restricted stock grants under the plans typically vest over a three to five year period. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and is recognized on a straight-line basis over the period the restrictions lapse. A summary of the changes in restricted shares for the year ended March 31, 2013, 2012 and 2011 is shown below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares at March 31, 2010	140	$23.83
Granted	16	$15.50
Vested	(122)	$24.73

Non-vested restricted shares at March 31, 2011	34	$16.49
Granted	12	$21.29
Vested	(16)	$17.39

Non-vested restricted shares at March 31, 2012	30	$17.92
Granted	23	$22.33
Vested	(16)	$17.10

Non-vested restricted shares at March 31, 2013	37	$21.10

As of March 31, 2013, the total compensation cost related to nonvested restricted shares not yet recognized and the weighted-average period over which it is expected to be recognized was $591 and 1.18 years. The total grant-date fair value of restricted shares vested during the year ended March 31, 2013, 2012 and 2011 was $275, $275 and $3,011, respectively. During fiscal 2011, the Company accelerated the vesting of 100 restricted shares for certain executives who left the Company. The Company recorded a pre-tax charge of $1,065 related to the accelerated vesting of these restricted shares.

(16)	GEOGRAPHIC INFORMATION

During fiscal 2013, the Company acquired Labelgraphics. During fiscal 2012, the Company acquired La Cromografica, WDH, York and two label operations in Latin America. During fiscal 2011, the Company acquired Monroe Etiquette and CentroStampa and established operations in China. All of these acquisitions expanded the Company’s geographic presence. For further information regarding these acquisitions, see Note 3 to the Company’s consolidated financial statements. The Company now manufactures labels in the United States, Australia, South Africa, France, Italy, Poland, Scotland, China, Canada, Chile and Argentina. The Company’s operations in China became fully operational in the first quarter of fiscal 2012. Net revenues, based on the geographic area from which the product is shipped, for the years ended March 31 and long-lived assets by geographic area as of March 31 are as follows:

	2013	2012	2011
Net revenues:
North America	$451,073	$328,396	$212,555
Australia	64,927	66,615	66,973
Italy	59,415	65,959	38,578
Other Europe	43,331	19,289	5,744
Other International	41,069	29,988	14,434

Total	$659,815	$510,247	$338,284

	2013	2012
Long-lived assets:
North America	$346,274	$350,623
Australia	111,711	114,307
Italy	58,815	64,919
Other Europe	47,365	20,363
Other International	84,174	89,762

Total	$648,339	$639,974

(17)	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has various equipment, office and facility operating leases. Leases expire on various dates through May 2025 and some of the leases contain clauses requiring escalating rent payments. Rent expense during 2013, 2012 and 2011 was approximately $10,791, $9,177 and $4,616, respectively.

The annual future minimum rental obligations as of March 31, 2013 are as follows:

Fiscal 2014	$10,174
Fiscal 2015	9,653
Fiscal 2016	8,372
Fiscal 2017	6,852
Fiscal 2018	5,253
Thereafter	19,253

Total	$59,557

During fiscal 2010, the Company relocated its corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility in order to consolidate certain employees into existing owned office space. The lease for the Sharonville, Ohio location expires in April 2017. In connection with the relocation, the Company recorded a charge of $1,219 for remaining lease obligations and other costs related to its Sharonville facility. During fiscal 2011, the Company entered into a contract to sublease the remaining unoccupied space and recorded an adjustment of $258 to the initial charge to incorporate the impact of the additional sublease income. The interest income related to the sublease of the Sharonville facility is included in the net total charge that has been recorded for the relocation of the Sharonville facility and therefore no future interest income will be recorded in the Company’s statements of income.

The annual future sublease cash receipts as of March 31, 2013 are as follows:

Fiscal 2014	$416
Fiscal 2015	443
Fiscal 2016	456
Fiscal 2017	478
Fiscal 2018	32
Thereafter	—

Total	$1,825

Purchase Obligations

The Company has entered into long-term purchase agreements (one to three years) for various uniforms, supplies, utilities and other services. The Company has a consigned inventory agreement with a key supplier in which the Company is required to purchase all consigned inventory not consumed within three months of order. Total inventories on consignment under this arrangement were $0 at March 31, 2013. The total estimated purchase obligations are $1,008 for 2014.

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

DLJ seeks the payment of $6,939 and interest, legal fees and other equitable relief that the Company is unable to reasonably estimate at this time. On May 18, 2012, the Company filed an answer, counterclaim and third party complaint asserting various causes of action against DLJ, Diamond Castle and affiliated entities arising out of their breaches of the Merger Agreement and other actions. The parties are in the process of conducting discovery with respect to these claims.

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

(18)	SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	2013	2012	2011
Supplemental Disclosures of Cash Flow Information:
Interest paid	$19,752	$12,658	$5,964
Income taxes paid, net of refunds	12,865	5,029	7,640
Supplemental Disclosures of Non-Cash Activities:
Additional minimum pension liability	$(14)	$(380)	$(46)
Change in interest rate swap fair value	(1,179)	132	342
Common stock issued to buy-out noncontrolling interest	—	(842)	—
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$36,061	$415,996	$92,010
Liabilities assumed	(11,472)	(68,197)	(30,811)
Common stock issued	—	(46,684)	(7,928)
Liabilities for deferred payments	(8,610)	(24,228)	(10,179)
Non-controlling interest	—	(939)	—
Cash acquired	45	1,394	6,896

Net cash paid	$16,024	$277,342	$49,988

(19)	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of the Company’s accumulated other comprehensive income as of March 31 consist of:

	2013	2012
Net unrealized foreign currency translation adjustments	$5,073	$11,662
Net unrealized (loss) on interest rate swaps, net of tax	(2,121)	(1,397)
Minimum pension liability, net of tax	(468)	(454)

Accumulated other comprehensive income	$2,484	$9,811

(20)	FAIR VALUE MEASUREMENTS

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

Derivative Financial Instruments

The Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 at March 31, 2013 to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income.

At March 31, 2013, the Company had entered into multiple foreign currency forward contracts to fix the U.S. dollar value of presses, other equipment and intercompany loans. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in the statement of income in the same period during which the related item affects the statement of income.

At March 31, 2013, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(3,465)	—	$(3,465)	—
Foreign currency forward contracts	$(73)	—	(73)	—

At March 31, 2012, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(2,286)	—	$(2,286)	—
Foreign currency forward contracts	(2)	—	(2)	—

The Company values interest rate Swaps using proprietary pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Other Fair Value Measurements

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill and other intangible asset impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. In fiscal years 2013 and 2012, the Company did not adjust goodwill or intangible assets to their fair values on a nonrecurring basis. Goodwill and intangible assets are valued using Level 3 inputs.

As part of the recent acquisitions, the Company acquired presses that were appraised and adjusted to their fair value as part of the purchase price accounting. See Note 3 for further information regarding the acquisitions. The carrying value of cash and equivalents, accounts receivable, accounts payable and debt approximate fair value. The fair value of long-term debt is based on observable inputs, including quoted market prices for similar instruments (Level 2).

(21)	FACILITY CLOSURES

In January 2012, the Company announced plans to consolidate its manufacturing facility located in Kansas City, Missouri into our other existing facilities. In connection with the consolidation of the Kansas City facility, the Company incurred charges of $855 in fiscal 2013 and $1,182 in the fourth quarter of fiscal 2012 primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs. The transition from the Kansas City facility has been completed. In September 2012, the Kansas City facility was sold for net proceeds of $625. Below is a roll-forward of severance and other termination benefits related to the Kansas City facility:

	Balance at March 31, 2012	Amounts Expensed	Amounts Paid	Balance at March 31, 2013
Severance and Other Termination Benefits	$990	—	(990)	$—

In the third quarter of fiscal 2013, the Company consolidated the two operations located in Montreal, Canada into one manufacturing facility. The Company incurred charges of $676 in fiscal 2013 related to fixed asset write-offs and relocation costs in conjunction with the plant consolidation.

(22)	QUARTERLY DATA (UNAUDITED)

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

	Quarter
Fiscal 2013	First	Second	Third	Fourth
Net revenues	$165,010	$169,870	$156,950	$167,985
Gross profit	30,923	30,436	30,421	34,571
Net income	7,896	7,370	5,882	9,152
Basic earnings per share	$0.49	$0.46	$0.36	$0.57
Diluted earnings per share	$0.49	$0.45	$0.36	$0.56

Fiscal 2013 results include $1,531 ($1,194 after-tax) in costs related to the consolidation of our manufacturing facilities located in Montreal, Canada and Kansas City, Missouri into other existing facilities and $1,337 ($1,040 after-tax) of integration expenses related to the York acquisition, which were recorded by quarter as follows:

	Quarter
	First	Second	Third	Fourth
Plant consolidation costs	$573	$460	$498	$—
York integration expenses	272	488	577	—

	Quarter
Fiscal 2012	First	Second	Third	Fourth
Net revenues	$100,635	$102,626	$146,400	$160,586
Gross profit	22,195	21,067	23,528	31,494
Net income	8,889	4,759	1,558	4,494
Basic earnings per share	$0.67	$0.36	$0.10	$0.28
Diluted earnings per share	$0.66	$0.35	$0.10	$0.28

Fiscal 2012 results include a charge of $1,182 ($715 after-tax) in the fourth quarter, related to the consolidation of the Kansas City, Missouri facility into other existing facilities, primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs. Results also include $5,608 ($3,727 after-tax) of integration expenses related to the acquisition of York, $3,679 in the third quarter and $1,929 in the fourth quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 131c-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Multi-Color’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Based on that evaluation, Multi-Color’s Chief Executive Officer and Chief Financial Officer have concluded that, such controls and procedures were effective to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s report on internal control over financial reporting

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting

During the quarter ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

The information required by the following Items will be included in the Company’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended March 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended March 31, 2013, 2012 and 2011

Consolidated Balance Sheets as of March 31, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended March 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description

2.1	Merger and Stock Purchase Agreement, dated as of August 26, 2011, by and between Adhesion Holdings, Inc., Multi-Color Corporation, M Acquisition, LLC, DLJ South American Partners, L.P. and the Stockholders’ Representative (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 30, 2011)

3.1	Amended and Restated Articles of Incorporation (together with amendments incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal years ending March 31, 1996 and 2000 and Current Report on Form 8-K filed on August 17, 2007)

3.2	Amended and Restated Code of Regulations (incorporated by reference to the Registrant’s Registration Statement No. 33-51772)

4.1	Investor Rights Agreement of Multi-Color Corporation, dated as of October 3, 2011, by and between Multi-Color Corporation and each of the Investors whose name appears on the signature pages thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 5, 2011)

4.2	Form of Senior Indenture (incorporated by reference from Registration Statement No. 333-179535)

4.3	Form of Subordinated Indenture (incorporated by reference from Registration Statement No. 333-179535)

10.1	Share Sale and Purchase Agreement dated January 21, 2008 among Multi-Color Corporation, Collotype International Holdings Pty Limited, Collotype Labels International Pty Limited and certain other parties (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 25, 2008)

10.2	Credit Agreement dated as of February 29, 2008 among Multi-Color Corporation, Collotype International Holdings Pty Limited, Bank of America as Administrative Agent and Westpac Banking Corporation as Australian Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.3	Guaranty and Collateral Agreement dated as of February 29, 2008 among Multi-Color Corporation, other parties thereto and Bank of America, N.A., as the Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.4	Pledge and Security Agreement dated as of February 29, 2008 made by Multi-Color Corporation Australian Acquisition Pty Limited in favor of Westpac Banking Corporation, as Australian Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.5	Stock Purchase Agreement dated June 28, 2010 between the Company and the shareholders of Guidotti CentroStampa SpA (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 2, 2010)

10.6	First Amendment to Credit Agreement dated June 28, 2010, by and among the Company, Collotype International Holdings Pty Limited, Bank of America as Administrative Agent, and Westpac Banking Corporation as Australian Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 2, 2010)

10.7	Stock Purchase Agreement dated September 8, 2010 between the Company and the shareholders of SAS Monroe Etiquette (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 13, 2010)

10.8	Stock Purchase Agreement dated March 29, 2011, between the Company and the shareholder of La Cromografica S.R.L. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 31, 2011)

10.9	Shareholder Agreement of Collotype Labels (Chile) S.A. and Collotype Labels (Argentina) S.A., between MCC investments Chile Limitada, Etikolor S.A. and Fernando Aravena Escobar dated May 2, 2011 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 4, 2011)

10.10	Third Amendment to Credit Agreement, made and entered into as of August 26, 2011, by and among Multi-Color Corporation, Collotype International Holdings Pty Ltd., the Approving Lenders, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A. and Westpac Banking Corporation (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 30, 2011)

10.11	Fourth Amendment to Credit Agreement, made and entered into as of October 3, 2011, by and among Multi-Color Corporation, Collotype International Holdings Pty Ltd., the Approving Lenders, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A. and Westpac Banking Corporation thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 5, 2011)

10.12	Stock Purchase Agreement by and among Multi-Color Corporation and the Shareholders of Warszawski Dom Handlowy S.A. dated June 22, 2011 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 24, 2011)

10.13

Fifth Amendment to Credit Agreement, made and entered into as of November 8, 2012, by and among Multi-Color Corporation, Collotype International Holdings Pty Ltd., the Approving Lenders, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A., and Westpac Banking Corporation (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2012)

MANAGEMENT CONTRACTS AND COMPENSATION PLANS

10.14	2003 Stock Incentive Plan (incorporated by reference from the Registrant’s proxy materials filed in connection with the 2003 Annual Meeting of Shareholders)

10.15	Amendment to 2003 Stock Incentive Plan dated August 16, 2007 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 17, 2007)

10.16	2006 Director Equity Compensation Plan (incorporated by reference from the Registrant’s proxy materials filed in connection with the 2006 Annual Meeting of Shareholders)

10.17	Amended and Restated Employment Agreement between Multi-Color and Nigel A. Vinecombe effective as of May 22, 2012 (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2012)

10.18	Employment Letter dated August 11, 2010 regarding compensation of Sharon Birkett (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 16, 2010)

10.19	Amendment to 2003 Stock Incentive Plan dated September 16, 2010 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 16, 2010)

10.20	2012 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders)

21	Subsidiaries of Multi-Color Corporation

23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

24	Power of Attorney (included as part of signature page)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION

Dated: June 14, 2013	By:	/s/ Nigel A. Vinecombe
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

Name	Capacity	Date

/s/ Nigel A. Vinecombe	President, Chief Executive Officer and Director	June 14, 2013
Nigel A. Vinecombe	(Principal Executive Officer)

/s/ Sharon E. Birkett	Vice President, Chief Financial	June 14, 2013
Sharon E. Birkett	and Accounting Officer, Secretary
(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert R. Buck	Chairman of the Board of Directors	June 14, 2013
Robert R. Buck

/s/ Ari J. Benacerraf	Director	June 14, 2013
Ari J. Benacerraf

/s/ Charles B. Connolly	Director	June 14, 2013
Charles B. Connolly

/s/ Lorrence T. Kellar	Director	June 14, 2013
Lorrence T. Kellar

/s/ Roger A. Keller	Director	June 14, 2013
Roger A. Keller

/s/ Thomas M. Mohr	Director	June 14, 2013
Thomas M. Mohr

/s/ Simon T. Roberts	Director	June 14, 2013
Simon T. Roberts