Form 10-Q
period 2013-06-30
MULTI COLOR Corp
filed 2013-08-09
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Common shares, no par value – 16,357,517 (as of July 31, 2013)

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions; the ability to consummate and successfully integrate acquisitions; ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; ability to manage foreign operations; currency exchange rate fluctuations; the success and financial condition of the Company’s significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; the Company’s ability to maintain an effective system of internal control; availability, terms and development of capital and credit; cost and price changes; raw material cost pressures; availability of raw materials; ability to pass raw material cost increases to its customers; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations, legal proceedings and developments; risk associated with significant leverage; increases in general interest rate levels affecting the Company’s interest costs; ability to manage global political uncertainty; and terrorism and political unrest. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the factors described in this paragraph, Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2013 contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30, 2013	June 30, 2012
Net revenues	$166,843	$165,010
Cost of revenues	136,411	134,087

Gross profit	30,432	30,923
Selling, general and administrative expenses	14,333	13,652

Operating income	16,099	17,271
Interest expense	5,176	5,565
Other (income) expense, net	386	(101)

Income before income taxes	10,537	11,807
Income tax expense	3,865	3,911

Net income	$6,672	$7,896

Weighted average shares and equivalents outstanding:
Basic	16,278	16,116
Diluted	16,527	16,276

Basic earnings per common share	$0.41	$0.49
Diluted earnings per common share	$0.40	$0.49
Dividends per common share	$0.05	$0.05

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended
	June 30, 2013	June 30, 2012
Net income	$6,672	$7,896
Other comprehensive income (loss):
Unrealized foreign currency translation loss (1)	(12,399)	(7,420)
Unrealized gain (loss) on interest rate swaps, net of tax (2)	803	(870)

Total other comprehensive loss	(11,596)	(8,290)

Comprehensive loss	$(4,924)	$(394)

(1)	Amount is not net of tax as the earnings are reinvested within foreign jurisdictions. The amount for the three months ended June 30, 2012 includes a tax impact of $574 related to the settlement of a Euro denominated loan.
(2)	Amount is net of tax of $503 and $556 for the three months ended June 30, 2013 and 2012, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$15,740	$15,737
Accounts receivable, net of allowance of $1,941 and $1,652 at June 30, 2013 and March 31, 2013, respectively	100,219	102,996
Other receivables	4,822	4,257
Inventories, net	50,752	48,734
Deferred income tax assets	9,772	9,796
Prepaid expenses and other current assets	7,005	9,024

Total current assets	188,310	190,544
Assets held for sale	60	60
Property, plant and equipment, net	182,366	178,552
Goodwill	342,838	347,671
Intangible assets, net	114,234	116,785
Deferred financing fees and other non-current assets	4,778	5,271
Deferred income tax assets	569	667

Total assets	$833,155	$839,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$28,575	$23,946
Accounts payable	64,579	61,759
Accrued expenses and other liabilities	31,753	36,732

Total current liabilities	124,907	122,437
Long-term debt	372,324	378,910
Deferred income tax liabilities	45,056	43,115
Other liabilities	19,425	20,064

Total liabilities	561,712	564,526
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 16,427 and 16,246 shares issued at June 30, 2013 and March 31, 2013, respectively	980	971
Paid-in capital	128,284	126,174
Treasury stock, 89 shares at cost at June 30, 2013 and March 31, 2013	(1,114)	(1,114)
Restricted stock	(567)	(591)
Retained earnings	152,972	147,100
Accumulated other comprehensive income (loss)	(9,112)	2,484

Total stockholders’ equity	271,443	275,024

Total liabilities and stockholders’ equity	$833,155	$839,550

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,672	$7,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,903	6,765
Amortization of intangible assets	2,204	2,258
Amortization of deferred financing costs	495	495
Net loss on disposal of property, plant and equipment	51	211
Stock based compensation expense	335	291
Excess tax benefit from stock based compensation	(91)	(16)
Deferred income taxes, net	1,403	877
Net decrease (increase) in accounts receivable	2,146	(656)
Net increase in inventories	(2,597)	(3,380)
Net decrease in prepaid expenses and other	1,239	227
Net increase in accounts payable	3,958	771
Net decrease in accrued expenses and other liabilities	(4,231)	(1,994)

Net cash provided by operating activities	18,487	13,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,609)	(4,283)
Investment in acquisitions, net of cash acquired	(7,495)	(15,979)
Proceeds from sale of property, plant and equipment	77	6

Net cash used in investing activities	(20,027)	(20,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	90,521	72,544
Payments under revolving lines of credit	(86,425)	(39,050)
Borrowings of long-term debt	1,751	—
Repayment of long-term debt	(5,095)	(4,125)
Payment of York deferred payment	—	(14,380)
Proceeds from issuance of common stock	1,716	128
Excess tax benefit from stock based compensation	91	16
Dividends paid	(813)	(807)

Net cash provided by financing activities	1,746	14,326

Effect of foreign exchange rate changes on cash	(203)	(216)

Net increase in cash and cash equivalents	3	7,599
Cash and cash equivalents, beginning of period	15,737	10,014

Cash and cash equivalents, end of period	$15,740	$17,613

See accompanying Notes to Condensed Consolidated Financial Statements.

See Note 16 for supplemental cash flow disclosures.

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K.

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

Revenue Recognition

The Company recognizes revenue on sales of products when the customer receives title to the goods, which is generally upon shipment or delivery depending on sales terms, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is reasonably assured. Revenues are generally denominated in the currency of the country from which the product is shipped and are net of applicable returns and discounts.

Shipping fees billed to customers are included in net revenues and shipping costs are included in cost of revenues in the consolidated statements of income. Taxes collected from customers and remitted to governmental authorities in applicable jurisdictions are excluded from net revenues.

Accounts Receivable

Our customers are primarily major consumer product, food & beverage, and wine & spirit companies and container manufacturers. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The delinquency of a receivable account is determined based on these factors. The Company does not accrue interest on aged accounts receivable. Allowances are recorded and charged to expense when an account is determined to be uncollectible.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment when events or changes in circumstances indicate that assets might be impaired and the related carrying amounts may not be recoverable. The determination of whether impairment exists involves various estimates and assumptions, including the determination of the undiscounted cash flows estimated to be generated by the assets involved in the review. The cash flow estimates are based upon our historical experience, adjusted to reflect estimated future market and operating conditions. Measurement of an impairment loss requires a determination of fair value. We base our estimates of fair values on quoted market prices when available, independent appraisals as appropriate and industry trends or other market knowledge. Changes in market conditions and/or losses of a production line could have a material impact on the condensed consolidated statements of income.

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

Earnings per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding during the period plus if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method.

Derivative Financial Instruments

The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the condensed consolidated balance sheets at fair value and recognizing the resulting gains or losses as adjustments to the condensed consolidated statements of income or accumulated other comprehensive income. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company manages interest costs using a mixture of fixed rate and variable rate debt. Additionally, the Company enters into interest rate swaps (Swaps) whereby it agrees to exchange with a counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

The Company’s Swaps have been designated as effective cash flow hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other comprehensive income. If a hedge or portion thereof were determined to be ineffective, any changes in fair value would be recorded in other income and expense in the condensed consolidated statements of income.

The Company manages foreign currency exchange rate risk of foreign currency denominated firm commitments to purchase presses and other equipment by entering into forward currency contracts. The forward contracts have been designated as effective fair value hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other income and expense in the condensed consolidated statements of income to offset the foreign currency effect of the transactions.

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

The Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 at June 30, 2013 to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income.

The Company has entered into multiple forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments to purchase presses and other equipment. The forward contracts are designated as fair value hedges. The Company adjusts the carrying value of the derivative to the estimated fair value and records the adjustment other income and expense in the condensed consolidated statements of income.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values.

Foreign Exchange

The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains and losses are reported in other income and expense in the condensed consolidated statements of income.

Stock Based Compensation

The Company accounts for stock based compensation based on the fair value of the award, which is recognized as expense over the requisite service period. The Company’s stock based compensation expense for the three months ended June 30, 2013 and 2012 was $335 and $291, respectively.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued revised accounting guidance on the reporting of reclassifications out of accumulated other comprehensive income. The amendment requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012, which for the Company was the fiscal year beginning April 1, 2013. This guidance did not have a material impact on the Company.

2. Earnings Per Common Share

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended
	June 30, 2013		June 30, 2012
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic EPS	16,278	$0.41	16,116	$0.49
Effect of dilutive stock options and restricted shares	249	(0.01)	160	—

Diluted EPS	16,527	$0.40	16,276	$0.49

The Company excluded 169 and 606 options to purchase shares in the three months ended June 30, 2013 and 2012, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

3. Inventories

The Company’s inventories consisted of the following:

	June 30, 2013	March 31, 2013
Finished goods	$29,417	$26,839
Work-in-process	6,766	7,918
Raw materials	18,355	18,533

Total inventories, gross	54,538	53,290
Inventory reserves	(3,786)	(4,556)

Total inventories, net	$50,752	$48,734

4. Debt

The components of the Company’s debt consisted of the following:

	June 30, 2013	March 31, 2013
U.S. Revolving Credit Facility, 3.95% weighted variable interest rate at June 30, 2013 and March 31, 2013, due in 2016	$55,200	$88,125
Term Loan Facility, 3.78% variable interest rate at June 30, 2013 and March 31, 2013, due in quarterly installments from 2013 to 2016	305,250	309,375
Australian Sub-Facility, 6.37% variable interest rate at June 30, 2013, due in 2016	34,184	—
Capital leases	2,185	2,747
Other subsidiary debt	4,080	2,609

Total debt	400,899	402,856
Less current portion of debt	(28,575)	(23,946)

Total long-term debt	$372,324	$378,910

The following is a schedule of future annual principal payments as of June 30, 2013:

	Debt	Capital Leases	Total
July 2013 - June 2014	$27,179	$1,396	$28,575
July 2014 - June 2015	34,045	689	34,734
July 2015 - June 2016	41,747	100	41,847
July 2016 - June 2017	295,672	—	295,672
July 2017 - June 2018	40	—	40
Thereafter	31	—	31

Total	$398,714	$2,185	$400,899

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. As a result of the first through fifth amendments, which were executed in fiscal 2011 through fiscal 2013, the following current provisions are in place for the Credit Facility. The expiration date is August 2016. The Credit Facility contains an election to increase the facility by up to an additional $100,000, subject to agreement by one or more lenders to increase its commitment. The consolidated leverage ratio permitted is 4.50 to 1.00 for December 31, 2012 through March 31, 2013 with scheduled step downs to 3.50 to 1.00 in future periods, and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00.

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

At June 30, 2013, the aggregate commitment amount of $475,250 under the Credit Facility is comprised of the following: (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $305,250 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) June 30, 2013 through December 31, 2013—amortization of $4,125, (ii) March 31, 2014 through December 31, 2015—amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016—amortization of $12,375, with the balance due at maturity.

The Company incurred $8,562 of debt issuance costs in fiscal 2012 related to the debt modification, which are being deferred and amortized over the life of the amended Credit Facility. In conjunction with the modification to our debt in the third amendment to the Credit Facility, we analyzed the new loan costs related to the amended Credit Facility and the existing unamortized loan costs related to the prior agreement allocated to the revolving line of credit, prior term loan and amended term loan separately to determine the amount of costs to be capitalized and the amount to be expensed. As a result of the analysis, the Company recorded a charge to interest expense of $490 in fiscal 2012 to write-off certain deferred financing fees, which were paid to originate the prior agreement, including the unamortized portion of the loan costs allocated to creditors no longer participating in the amended Credit Facility. The unamortized portion of loan costs allocated to creditors participating in both the original and amended Credit Facility are being amortized over the term of the modified agreement.

The Company recorded $495 in interest expense for the three months ended June 30, 2013 and 2012 in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Facility at June 30, 2013 consisted of $74,800 under the U.S. Revolving Credit Facility and $5,816 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at June 30, 2013 in the amount of $8,748.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at June 30, 2013: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.25 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of June 30, 2013.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	June 30, 2013	March 31, 2013
Total minimum lease payments	$2,268	$2,858
Less amount representing interest	(83)	(111)

Present value of net minimum lease payments	2,185	2,747
Current portion	(1,396)	(1,693)

Capitalized lease obligations, less current portion	$789	$1,054

The capitalized leases carry interest rates from 2% to 9% and mature from fiscal 2014 to fiscal 2016.

5. Major Customers

During the three months ended June 30, 2013 and 2012, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 15% and 13%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

In addition, accounts receivable balances from the Procter & Gamble Company approximated 5% of the Company’s total accounts receivable balance at June 30, 2013 and March 31, 2013. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At June 30, 2013, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2009. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2008. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of June 30, 2013 and March 31, 2013, the Company had liabilities of $3,415 and $3,411, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended June 30, 2013 and 2012, the Company recognized $76 and $(20), respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at June 30, 2013 and March 31, 2013, was $1,644 and $1,568, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three months ended June 30, 2013, the Company did not release any reserves, including interest and penalties, related to uncertain tax positions that have been settled. The Company believes it is reasonably possible that approximately $229 of unrecognized tax benefits as of June 30, 2013 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign income tax matters. The liability for these unrecognized tax benefits is classified in accrued expenses and other liabilities on the condensed consolidated balance sheets. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $3,415.

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

In October 2011, in connection with the draw down of the $315,000 term loan for the acquisition of York Label Group, the Company entered into three forward starting non-amortizing Swaps for a total notional amount of $125,000 to convert variable rate debt for fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Facility.

The Swaps are designated as highly effective cash flow hedges, with the effective portion of gains and losses, net of tax, recorded in accumulated other comprehensive income and measured on an ongoing basis. At June 30, 2013 and March 31, 2013, the fair value of the Swaps was a net liability of $2,159 and $3,465, respectively, and was included in other long-term liabilities on the condensed consolidated balance sheets. See Note 10 for additional information on the fair value of the Swaps.

Foreign currency exchange risk arises from our international operations in Australia, Europe, South America, Canada, China and South Africa as well as from transactions with customers or suppliers denominated in foreign currencies. The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates. At times, the Company uses forward currency contracts to manage the impact of fluctuations in currency exchange rates.

At June 30, 2013, the Company has entered into multiple foreign currency forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments to purchase presses and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the condensed consolidated statements of income in the same period during which the related item affects the condensed consolidated statements of income. The net fair value of the contracts is an asset of $20 and a liability of $73 at June 30, 2013 and March 31, 2013, respectively. See Note 10 for additional information on the fair value of the contracts.

8. Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	June 30, 2013	March 31, 2013
Deferred payment (1)	$6,929	$6,929
Accrued payroll and benefits	14,895	15,076
Unrecognized tax benefits (including interest and penalties)	229	225
Accrued income taxes	2,153	1,152
Professional fees	380	482
Accrued taxes other than income taxes	1,239	1,205
Deferred lease incentive	493	518
Accrued interest	107	197
Accrued severance	307	580
Customer rebates	944	1,061
Deferred press payments	1,290	4,418
Other	2,787	4,889

Total accrued expenses and other liabilities	$31,753	$36,732

(1)	The balance at June 30, 2013 and March 31, 2013 consisted of a deferred payment of $6,929 related to the acquisition of York Label Group that was to be paid on April 1, 2012. This $6,929 related to the acquisition of York Label Group is subject to dispute as further described in Note 15 and was placed in an escrow account controlled by the Company.

9. Acquisitions

Labelgraphics (Holdings) Ltd. (Labelgraphics) Summary

On April 2, 2012, the Company acquired 100% of Labelgraphics, a wine & spirit label specialist located in Glasgow, Scotland. The acquisition expanded MCC’s global presence in the wine & spirit label market, particularly in the United Kingdom. The results of Labelgraphics’ operations were included in the Company’s condensed consolidated financial statements beginning April 2, 2012.

The purchase price for Labelgraphics consisted of the following:

Cash from proceeds of borrowings	$16,024
Deferred payment	5,149
Contingent consideration	3,461

Purchase price, before debt assumed	24,634
Net debt assumed	712

Total purchase price	$25,346

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 4 for details of the Credit Facility). Assumed net debt includes $757 of bank debt and capital leases less $45 of cash acquired. The purchase price includes a future performance based earn out of approximately 15% of the above total which will be paid out in July 2014 assuming certain financial targets are met. The Company spent $394 in acquisition expenses related to the Labelgraphics acquisition, which was recorded in selling, general and administrative expense in the condensed consolidated statements of income.

Purchase Price Allocation and Other Items

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for Labelgraphics was finalized during the fourth quarter of fiscal year 2013 once independent fair value appraisals of assets and liabilities and valuation of tax liabilities were finalized. There were no material changes to the preliminary purchase price or related allocation for Labelgraphics.

Based on fair value estimates, the final purchase price for Labelgraphics has been allocated to individual assets acquired and liabilities assumed as follows:

Labelgraphics
Assets Acquired:
Accounts receivable	$3,275
Inventories	1,794
Property, plant and equipment	8,680
Intangible assets	10,319
Goodwill	9,786
Other assets	2,679

Total assets acquired	36,533

Liabilities Assumed:
Accounts payable	6,954
Accrued income taxes payable	693
Accrued expenses and other liabilities	375
Net debt assumed	712
Deferred tax liabilities	3,165

Total liabilities assumed	11,899

Net assets acquired	$24,634

The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	Labelgraphics
	Fair Value	Useful Lives
Customer relationships	$9,775	20 years
Trademarks	320	2 years
Non-compete agreements	224	5 years

Total identifiable intangible assets	$10,319

Identifiable intangible assets are amortized over their estimated useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

The goodwill for Labelgraphics is attributable to access to the UK spirit label market and the acquired workforce. None of the goodwill arising from the Labelgraphics acquisitions is deductible for income tax purposes. Below is a roll-forward of the acquisition goodwill from acquisition date to June 30, 2013:

Labelgraphics
Balance at acquisition date	$9,786
Foreign exchange impact	(496)

Balance at June 30, 2013	$9,290

The accounts receivable acquired as part of the Labelgraphics acquisition had a fair value of $3,275 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $3,403 and the estimated contractual cash flows that are not expected to be collected are $128.

Other Acquisition Activity

During the three months ended June 30, 2013, the Company completed acquisitions in Australia and France for $7,495. In Adelaide, Australia, MCC acquired Labelmakers Wine Division. In the Champagne region of France, MCC acquired Imprimerie Champenoise, which increases our ability to support local champagne producers in the region. The results of operations of these acquired businesses have been included in the condensed consolidated financial statements since the date of acquisition and have been determined to be individually and collectively immaterial for further disclosure.

On October 3, 2011, the Company acquired York Label Group (York), including its joint venture in Santiago, Chile, for $329,204 plus net debt assumed of $9,870. York, which was headquartered in Omaha, Nebraska, is a leader in the home & personal care, food & beverage and wine & spirit label markets with manufacturing facilities in the U.S., Canada and Chile.

As part of the purchase price, the Company issued 2,664 shares of its common stock, valued at $46,684, to York with a restriction on sale or transfer within two years of the closing date. All shares are restricted from sale until the one year anniversary of the closing date of the transaction and 50% of the shares are restricted from sale from the one year anniversary date to the two year anniversary date of the closing of the transaction.

Of the purchase price, $21,309 was to be paid on April 1, 2012 and of this amount, $2,500 was required to be deposited into an escrow account to satisfy DLJ South American Partners, L.P. (“DLJ”)‘s indemnification obligations with respect to the transaction. On April 1, 2012, the Company paid DLJ $11,880 and deposited $2,500 into escrow in accordance with the Purchase Agreement. The balance due DLJ ($6,929) is subject to dispute as further described in Note 15 and was placed into a separate escrow account controlled by the Company.

On July 1, 2011, the Company acquired Warszawski Dom Handlowy (WDH), a consumer products and spirit label company located in Warsaw, Poland, for $7,760 plus net debt assumed of $4,019. The purchase price included a contingent payment to be made to the selling shareholders if certain financial targets were reached. The financial targets were reached in calendar year 2011 and the contingent payment and deferred payment were made in the fourth quarter of fiscal 2012. The Company had $382 and $390 in escrow at June 30, 2013 and March 31, 2013, respectively, which is deferred for three years after the closing date. Any change in escrow amounts would represent an offset to additional assumed liabilities with no change in the purchase price.

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

On April 1, 2011, the Company acquired La Cromografica, an Italian wine label specialist located in Florence, Italy, for $9,880 payable in cash plus net debt assumed of $1,628.

On October 1, 2010, the Company acquired Monroe Etiquette, a French wine label specialist, for $9,896 plus net debt assumed of $506. The seller received approximately 89% of the proceeds in the form of cash on October 1, 2010. The remaining 11% of the purchase price will be paid in cash, but is deferred for five years after the closing date.

On July 1, 2010, the Company acquired Guidotti CentroStampa. The Company had $4,086 and $4,025 at June 30, 2013 and March 31, 2013, respectively, in an escrow account related to this acquisition. The escrow will be released from the first to the fifth anniversary of the date of closing in the amount of 2% of the purchase price per year in accordance with the provisions of the escrow agreement.

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

Derivative Financial Instruments

The Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 at June 30, 2013 to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income. See Note 7 for additional information on the Swaps.

The Company has entered into multiple foreign currency forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments to purchase presses and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the condensed consolidated statements of income in the same period during which the related item affects the condensed consolidated statements of income. See Note 7 for additional information on the foreign currency forward contracts.

At June 30, 2013, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(2,159)	—	$(2,159)	—
Foreign currency forward contracts	$20	—	20	—

At March 31, 2013, the Company carried the following financial assets and liabilities at fair value:

		Fair Value Measurement Using
	Fair Value at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$(3,465)	—	$(3,465)	—
Foreign currency forward contracts	(73)	—	(73)	—

The Company values interest rate Swaps using proprietary pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Other Fair Value Measurements

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. In fiscal year 2013 and 2012, the Company did not adjust goodwill or intangible assets to their fair values on a nonrecurring basis. Goodwill and intangible assets are valued using Level 3 inputs.

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

11. Accumulated Other Comprehensive Income

The components of the Company’s accumulated other comprehensive income (loss) consisted of the following:

	June 30, 2013	March 31, 2013
Net unrealized foreign currency translation adjustments	$(7,326)	$5,073
Net unrealized loss on interest rate swaps, net of tax	(1,318)	(2,121)
Minimum pension liability, net of tax	(468)	(468)

Accumulated other comprehensive income (loss)	$(9,112)	$2,484

12. Goodwill and Intangible Assets

Below is a roll-forward of the Company’s goodwill:

Balance at March 31, 2013	$347,671
Acquisitions	4,730
Currency translation	(9,563)

Balance at June 30, 2013	$342,838

The Company’s intangible assets consisted of the following:

	Balance at cost at March 31, 2013	Acquisitions	Foreign Exchange	Intangibles at Cost	Accumulated Amortization	Net Intangibles at June 30, 2013
Customer relationships	$136,321	$888	$(1,900)	$135,309	$(23,352)	$111,957
Technologies	1,598	—	(37)	1,561	(1,198)	363
Trademarks	1,012	—	—	1,012	(898)	114
Licensing intangible	2,408	—	16	2,424	(1,469)	955
Non-compete agreements	214	784	(98)	900	(55)	845

Total	$141,553	$1,672	$(2,019)	$141,206	$(26,972)	$114,234

The amortization expense of intangible assets for the three months ended June 30, 2013 and 2012 was $2,204 and $2,258, respectively.

13. Facility Closures

In January 2012, the Company announced plans to consolidate its manufacturing facility located in Kansas City, Missouri into our other existing facilities. In connection with the consolidation of the Kansas City facility, the Company incurred charges of $855 in fiscal 2013 ($573 and $282 in the three months ended June 30, 2012 and September 30, 2012, respectively) primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs. The transition from the Kansas City facility has been completed, and all related employee severance and other termination benefits have been paid. In September 2012, the Kansas City facility was sold for net proceeds of $625.

In the third quarter of fiscal 2013, the Company consolidated the two operations located in Montreal, Canada into one manufacturing facility. The Company incurred charges of $676 in fiscal 2013 ($178 and $498 in the three months ended September 30, 2012 and December 31, 2012, respectively) related to fixed asset write-offs and relocation costs in conjunction with the plant consolidation.

14. Geographic Information

During the three months ended June 30, 2013, the Company completed the acquisition of Labelmakers Wine Division in Adelaide, Australia and Imprimerie Champenoise in the Champagne region of France. On April 2, 2012, the Company acquired Labelgraphics. All of these acquisitions expanded the Company’s geographic presence. For further information regarding these acquisitions, see Note 9 to the Company’s condensed consolidated financial statements. The Company now manufactures labels in the United States, Australia, South Africa, France, Italy, Poland, Scotland, China, Canada, Chile and Argentina. Net revenues, based on the geographic area from which the product is shipped, for the three months ended June 30, 2013 and 2012 and long-lived assets by geographic area as of June 30, 2013 and March 31, 2013 are as follows:

	Three Months Ended
	June 30, 2013	June 30, 2012
Net revenues:
United States	$108,926	$107,269
Australia	17,293	14,841
Italy	14,377	15,409
Other International	26,247	27,491

Total	$166,843	$165,010

	June 30, 2013	March 31, 2013
Long-lived assets:
United States	$348,416	$346,274
Australia	103,416	111,711
Italy	59,678	58,815
Other International	132,766	131,539

Total	$644,276	$648,339

15. Commitments and Contingencies

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

16. Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Three months ended
	June 30, 2013	June 30, 2012
Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,324	$4,812
Income taxes paid, net of refunds	632	776
Supplemental Disclosures of Non-Cash Activities:
Change in interest rate swap fair value	$1,306	$(1,426)
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$8,535	$35,950
Liabilities assumed	(1,040)	(11,361)
Liabilities for deferred payments	—	(8,610)

Net cash paid	$7,495	$15,979

17. Subsequent Events

On July 24, 2013, the Company entered into an agreement to acquire 100% of Flexo Print S.A. De C.V., based in Guadalajara, Mexico. The acquisition was completed on August 1, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. Multi-Color Corporation’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

Refer to “Forward-Looking Statements” following the index in this Form 10-Q. In the discussion that follows, all amounts are in thousands (both tables and text), except per share data and percentages.

Following is a discussion and analysis of the financial statements and other statistical data that management believes will enhance the understanding of the company’s financial condition and results of operations:

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

Results of Operations

Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012:

Net Revenues

			$	%
	2013	2012	Change	Change
Net Revenues	$166,843	$165,010	$1,833	1%

Net revenues increased 1% to $166,843 from $165,010 compared to the three months ended June 30, 2012. Acquisitions occurring after the beginning of fiscal 2013 accounted for $971 of the increase.

Cost of Revenues and Gross Profit

			$	%
	2013	2012	Change	Change
Cost of Revenues	$136,411	$134,087	$2,324	2%
% of Net Revenues	82%	81%
Gross Profit	$30,432	$30,923	$(491)	-2%
% of Net Revenues	18%	19%

Cost of revenues increased 2% or $2,324 compared to the prior year quarter due primarily to unusually high costs related to press transfers and installations and charges for inventory write-offs. The cost of revenues in the prior year quarter was impacted by a one-time charge of $458 related to the step-up of finished goods and work-in-process inventory in the purchase price accounting for Labelgraphics.

Gross profit decreased 2% or $491 compared to the prior year quarter and gross profit as a percentage of net revenue decreased from 19% in the prior year quarter to 18% in the current quarter primarily due to unusually high costs related to press transfers and installations and charges for inventory write-offs.

Selling, General and Administrative Expenses

			$	%
	2013	2012	Change	Change
Selling, General and Administrative Expenses	$14,333	$13,652	$681	5%
% of Net Revenues	9%	8%

Selling, general and administrative (SG&A) expenses increased $681 compared to the prior year quarter due primarily to integration expenses related to acquisitions made after June 30, 2012. In the current quarter, the Company incurred $999 of expenses related to the integration of the Labelmakers Wine Division in Australia, as well as related acquisition expenses of $382. In the prior year quarter, the Company incurred $573 in costs related to the closure of the Kansas City facility, $272 in integration expenses related to the York acquisition and $128 in acquisition related expenses. SG&A expenses as a percentage of net revenues increased from 8% in the prior year quarter to 9% in the current quarter as a result.

Interest Expense and Other (Income) Expense, Net

			$	%
	2013	2012	Change	Change
Interest Expense	$5,176	$5,565	$(389)	(7%)
Other (Income) Expense, net	$386	$(101)	$487	482%

Interest expense decreased by $389 compared to the prior year quarter primarily due to lower overall debt levels in the current quarter. The Company had $400,899 of debt outstanding at June 30, 2013 compared to $431,640 outstanding at June 30, 2012.

Other expense increased $487 due primarily to higher realized losses on foreign exchange during the three months ended June 30, 2013, including $312 in losses related to the repatriation of foreign currency.

Income Tax Expense

			$	%
	2013	2012	Change	Change
Income Tax Expense	$3,865	$3,911	$(46)	(1%)

Our effective tax rate increased from 33% in the three months ending June 30, 2012 to 37% in the three months ending June 30, 2013 due primarily to a shift in the geographical mix of forecasted worldwide earnings and a reduction to the tax benefit associated with certain permanent tax deductions in foreign jurisdictions during the current quarter. The Company expects its annual effective tax rate to be approximately 38% in fiscal year 2014.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the three months ended June 30, 2013, net cash provided by operating activities was $18,487 compared to $13,745 in the same period of the prior year. The cash provided by operating activities came from net income adjusted primarily for non-cash expenses of depreciation and amortization, stock-based compensation expense and changes in deferred taxes and working capital. The increase in cash provided by operating activities in the three months ended June 30, 2013, compared to the same period of the prior year, of $4,742 was primarily due to a decrease in cash generated from earnings and changes in deferred taxes and working capital. Changes in working capital provided (used) cash from operating activities was $515 and $(5,032) in the three months ended June 30, 2013 and 2012, respectively.

Through the three months ended June 30, 2013, net cash used in investing activities was $20,027 compared to $20,256 in the same period of the prior year. Investing activities in the current year include capital expenditures of $12,609 and investments in acquisitions of $7,495. Cash used in investing activities in the prior year period included capital expenditures of $4,283 cash used for the acquisition of Labelgraphics of $15,979.

Capital expenditures of $12,609 and $4,283 in the three months ended June 30, 2013 and June 30, 2012, respectively, were funded primarily from cash flows from operations. Capital expenditures in the three months ended June 30, 2013 were related primarily to the purchase new presses. The projected amount of capital expenditures for fiscal year 2014 is $31,000.

Through the three months ended June 30, 2013, net cash provided by financing activities was $1,746 compared to $14,326 in the same period of the prior year. During the three months ended June 30, 2013, we had net debt additions of $752, proceeds from issuance of common stock of $1,716 and dividends paid were $813 compared to net debt additions of $29,369, proceeds from issuance of common stock of $128 and dividends paid of $807 in the same period of the prior year. Financing activities include net debt additions to finance the acquisition of Labelgraphics in the first quarter of fiscal 2013. Net cash used in financing activities for the three months ended June 30, 2012 includes a deferred payment related to the York acquisition of $14,380, which the Company paid on April 1, 2012.

Capital Resources

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. As a result of the first through fifth amendments, which were executed in fiscal 2011 through fiscal 2013, the following current provisions are in place for the Credit Facility. The expiration date is August 2016. The Credit Facility contains an election to increase the facility by up to an additional $100,000, subject to agreement by one or more lenders to increase its commitment. The consolidated leverage ratio permitted is 4.50 to 1.00 for December 31, 2012 through March 31, 2013 with scheduled step downs to 3.50 to 1.00 in future periods, and the consolidated interest coverage ratio is not to be less than 4.00 to 1.00.

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

At June 30, 2013, the aggregate commitment amount of $475,250 under the Credit Facility is comprised of the following: (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $305,250 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) June 30, 2013 through December 31, 2013—amortization of $4,125, (ii) March 31, 2014 through December 31, 2015—amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016—amortization of $12,375, with the balance due at maturity.

The Company incurred $8,562 of debt issuance costs in fiscal 2012 related to the debt modification, which are being deferred and amortized over the life of the amended Credit Facility. In conjunction with the modification to our debt in the third amendment to the Credit Facility, we analyzed the new loan costs related to the amended Credit Facility and the existing unamortized loan costs related to the prior agreement allocated to the revolving line of credit, prior term loan and amended term loan separately to determine the amount of costs to be capitalized and the amount to be expensed. As a result of the analysis, the Company recorded a charge to interest expense of $490 in fiscal 2012 to write-off certain deferred financing fees, which were paid to originate the prior agreement, including the unamortized portion of the loan costs allocated to creditors no longer participating in the amended Credit Facility. The unamortized portion of loan costs allocated to creditors participating in both the original and amended Credit Facility are being amortized over the term of the modified agreement.

The Company recorded $495 in interest expense for the three months ended June 30, 2013 and 2012 in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Facility at June 30, 2013 consisted of $74,800 under the U.S. Revolving Credit Facility and $5,816 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at June 30, 2013 in the amount of $8,748.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at June 30, 2013: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.25 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of June 30, 2013.

We believe that we have both sufficient short and long-term liquidity and financing at this time. We had a working capital position of $63,403 and $68,107 at June 30, 2013 and March 31, 2013, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2013:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$398,714	$27,179	$34,045	$41,747	$295,672	$40	$31
Capital leases	2,185	1,396	689	100	—	—	—
Interest on long-term debt (1)	59,217	20,150	18,701	17,626	2,736	2	2
Rent due under operating leases	60,868	10,107	9,734	8,221	6,538	5,074	21,194
Unconditional purchase obligations	1,069	925	47	48	49	—	—
Pension and post retirement obligations	1,064	13	42	65	78	90	776
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	11,713	6,929	3,722	1,062	—	—	—

Total contractual obligations	$534,830	$66,699	$66,980	$68,869	$305,073	$5,206	$22,003

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of June 30, 2013.
(2)	The table excludes $3,415 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Recent Acquisitions

During the three months ended June 30, 2013, the Company completed acquisitions in Australia and France for $7,495. In Adelaide, Australia, MCC acquired Labelmakers Wine Division. In the Champagne region of France, MCC acquired Imprimerie Champenoise, which increases our ability to support local champagne producers in the region.

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

On July 1, 2011, the Company acquired Warszawski Dom Handlowy (WDH), a consumer products and spirit label company located in Warsaw, Poland, for $7,760 plus net debt assumed of $4,019. The purchase price included a contingent payment to be made to the selling shareholders if certain financial targets were reached. The financial targets were reached in calendar year 2011 and the contingent payment and deferred payment were made in the fourth quarter of fiscal 2012. WDH supplies a number of large consumer products companies and international brand owners in home & personal care markets, consistent with MCC’s largest customers in the U.S.

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

On April 1, 2011, the Company acquired La Cromografica, an Italian wine label specialist, for $9,880 payable in cash plus net debt assumed of $1,628. La Cromografica is located in Florence, Italy and specializes in high quality wine labels for premium Italian wines.

On October 1, 2010, the Company acquired Monroe Etiquette, a French wine label specialist, for $9,896 plus net debt assumed of $506. The seller received approximately 89% of the proceeds in the form of cash on October 1, 2010. The remaining 11% of the purchase price will be paid in cash, but is deferred for five years after the closing date. Monroe Etiquette provides labels to the premium French wine market.

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

Our critical accounting policies and estimates are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2013. In addition, our significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Form 10-K for the year ended March 31, 2013.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

During the quarter ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, MCC’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 15 in this Form 10-Q for update on legal proceedings.

Item 1A.	Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Form 10-K for the year ended March 31, 2013.

Item 6.	Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation (Registrant)

Date: August 9, 2013	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial and Accounting Officer, Secretary