Form 10-Q
period 2013-09-30
MULTI COLOR Corp
filed 2013-11-12
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Common shares, no par value – 16,398,591 (as of October 31, 2013)

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Net revenues	$176,635	$169,870	$343,478	$334,880
Cost of revenues	143,138	139,434	279,549	273,521

Gross profit	33,497	30,436	63,929	61,359
Selling, general and administrative expenses	13,425	13,443	27,758	27,095

Operating income	20,072	16,993	36,171	34,264
Interest expense	5,366	5,598	10,542	11,163
Other (income) expense, net	42	(535)	428	(636)

Income before income taxes	14,664	11,930	25,201	23,737
Income tax expense	5,046	4,560	8,911	8,471

Net income	$9,618	$7,370	$16,290	$15,266

Weighted average shares and equivalents outstanding:
Basic	16,331	16,127	16,287	16,121
Diluted	16,601	16,314	16,546	16,295

Basic earnings per common share	$0.59	$0.46	$1.00	$0.95
Diluted earnings per common share	$0.58	$0.45	$0.98	$0.94
Dividends per common share	$0.05	$0.05	$0.10	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Net income	$9,618	$7,370	$16,290	$15,266
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (1)	5,534	4,090	(6,865)	(3,330)
Unrealized gain (loss) on interest rate swaps, net of tax (2)	(205)	(613)	598	(1,483)

Total other comprehensive income (loss)	5,329	3,477	(6,267)	(4,813)

Comprehensive income (loss)	$14,947	$10,847	$10,023	$10,453

(1)	Amount is not net of tax as the earnings are reinvested within foreign jurisdictions.
(2)	Amount is net of tax of $130 and $392 for the three months ended September 30, 2013 and 2012, respectively, and $373 and $948 for the six months ended September 30, 2013 and 2012, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$21,276	$15,737
Accounts receivable, net of allowance of $1,808 and $1,652 at September 30, 2013 and March 31, 2013, respectively	111,676	102,996
Other receivables	6,939	4,257
Inventories, net	51,241	48,734
Deferred income taxes	9,878	9,796
Prepaid expenses and other current assets	9,009	9,024

Total current assets	210,019	190,544
Assets held for sale	60	60
Property, plant and equipment, net of accumulated depreciation of $118,899 and $108,173 at September 30, 2013 and March 31, 2013, respectively	194,799	178,552
Goodwill	362,098	347,671
Intangible assets, net	118,749	116,785
Deferred financing fees and other non-current assets	7,514	5,271
Deferred income taxes	531	667

Total assets	$893,770	$839,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32,573	$23,946
Accounts payable	66,537	61,759
Accrued expenses and other liabilities	34,780	36,732

Total current liabilities	133,890	122,437
Long-term debt	396,158	378,910
Deferred income taxes	50,679	43,115
Other liabilities	26,340	20,064

Total liabilities	607,067	564,526
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized 16,482 and 16,246 shares issued at September 30, 2013 and March 31, 2013, respectively	985	971
Paid-in capital	129,656	126,174
Treasury stock, 98 and 89 shares at cost at September 30, 2013 and March 31, 2013, respectively	(1,438)	(1,114)
Restricted stock	(476)	(591)
Retained earnings	161,759	147,100
Accumulated other comprehensive income (loss)	(3,783)	2,484

Total stockholders’ equity	286,703	275,024

Total liabilities and stockholders’ equity	$893,770	$839,550

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,290	$15,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,546	13,660
Amortization of intangible assets	4,610	4,821
Amortization of deferred financing costs	989	989
Net (gain) loss on disposal of property, plant and equipment	(11)	389
Stock based compensation expense	723	602
Excess tax benefit from stock based compensation	(174)	(34)
Deferred income taxes, net	3,431	2,465
Net decrease (increase) in accounts receivable	412	(1,172)
Net increase in inventories	(514)	(2,499)
Net decrease (increase) in prepaid expenses and other assets	560	(1,819)
Net decrease in accounts payable	(1,668)	(375)
Net decrease in accrued expenses and other liabilities	(3,355)	(5,268)

Net cash provided by operating activities	34,839	27,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,896)	(11,046)
Investment in acquisitions, net of cash acquired	(36,068)	(15,979)
Proceeds from sale of Kansas City facility	—	625
Proceeds from sale of property, plant and equipment	139	1,053

Net cash used in investing activities	(54,825)	(25,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	156,252	115,277
Payments under revolving lines of credit	(122,403)	(74,600)
Borrowings of long-term debt	1,750	—
Repayment of long-term debt	(10,674)	(16,306)
Payment of York deferred payment	—	(14,380)
Payment of Labelgraphics deferred payment	—	(5,049)
Proceeds from issuance of common stock	2,397	206
Excess tax benefit from stock based compensation	174	34
Dividends paid	(1,631)	(1,615)

Net cash provided by financing activities	25,865	3,567

Effect of foreign exchange rate changes on cash	(340)	27

Net increase in cash and cash equivalents	5,539	5,272
Cash and cash equivalents, beginning of period	15,737	10,014

Cash and cash equivalents, end of period	$21,276	$15,286

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. A description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013 (the “2013 10-K”). These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2013 10-K.

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

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued revised accounting guidance on the reporting of reclassifications out of accumulated other comprehensive income. The amendment requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012, which for the Company was the fiscal year beginning April 1, 2013. We chose to present the new disclosure requirements in the notes to the condensed consolidated financial statements (see Note 11).

2. Earnings Per Common Share

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

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended				Six Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013		2012		2013		2012
		Per Share		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic EPS	16,331	$0.59	16,127	$0.46	16,287	$1.00	16,121	$0.95
Effect of dilutive stock options and restricted shares	270	(0.01)	187	(0.01)	259	(0.02)	174	(0.01)

Diluted EPS	16,601	$0.58	16,314	$0.45	16,546	$0.98	16,295	$0.94

The Company excluded 168 and 461 options to purchase shares in the three months ended September 30, 2013 and 2012, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 168 and 533 options to purchase shares in the six months ended September 30, 2013 and 2012, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

3. Inventories

The Company’s inventories consisted of the following:

	September 30, 2013	March 31, 2013
Finished goods	$28,723	$26,839
Work-in-process	6,335	7,918
Raw materials	19,569	18,533

Total inventories, gross	54,627	53,290
Inventory reserves	(3,386)	(4,556)

Total inventories, net	$51,241	$48,734

4. Debt

The components of the Company’s debt consisted of the following:

	September 30, 2013	March 31, 2013
U.S. Revolving Credit Facility, 3.89% and 3.95% weighted variable interest rate at September 30, 2013 and March 31, 2013, due in 2016	$86,411	$88,125
Term Loan Facility, 3.75% and 3.78% variable interest rate at September 30, 2013 and March 31, 2013, due in quarterly installments from 2013 to 2016	301,125	309,375
Australian Sub-Facility, 6.14% variable interest rate at September 30, 2013, due in 2016	33,462	—
Capital leases	1,776	2,747
Other subsidiary debt	5,957	2,609

Total debt	428,731	402,856
Less current portion of debt	(32,573)	(23,946)

Total long-term debt	$396,158	$378,910

The following is a schedule of future annual principal payments as of September 30, 2013:

	Debt	Capital Leases	Total
October 2013 - September 2014	$31,381	$1,192	$32,573
October 2014 - September 2015	34,603	527	35,130
October 2015 - September 2016	360,053	57	360,110
October 2016 - September 2017	668	—	668
October 2017 - September 2018	229	—	229
Thereafter	21	—	21

Total	$426,955	$1,776	$428,731

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

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at September 30, 2013: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.25 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The maximum consolidated leverage ratio has scheduled step downs to 3.50 to 1.00 in future periods. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of September 30, 2013.

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

At September 30, 2013, the aggregate commitment amount of $471,125 under the Credit Facility is comprised of the following: (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $301,125 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) September 30, 2013 through December 31, 2013—amortization of $4,125, (ii) March 31, 2014 through December 31, 2015—amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016—amortization of $12,375, with the balance due at maturity.

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

The Company recorded $495 and $494 in interest expense for the three months ended September 30, 2013 and 2012, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $989 in interest expense for the six months ended September 30, 2013 and 2012, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Facility at September 30, 2013 consisted of $43,202 under the U.S. Revolving Credit Facility and $6,538 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at September 30, 2013 in the amount of $10,003.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	September 30, 2013	March 31, 2013
Total minimum lease payments	$1,839	$2,858
Less amount representing interest	(63)	(111)

Present value of net minimum lease payments	1,776	2,747
Current portion	(1,192)	(1,693)

Capitalized lease obligations, less current portion	$584	$1,054

The capitalized leases carry interest rates from 2.13% to 8.76% and mature from fiscal 2014 to fiscal 2016.

5. Major Customers

During the three months ended September 30, 2013 and 2012, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17% and 16%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

During the six months ended September 30, 2013 and 2012, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 16% and 15%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

In addition, accounts receivable balances from the Procter & Gamble Company approximated 5% of the Company’s total accounts receivable balance at September 30, 2013 and March 31, 2013. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At September 30, 2013, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2009. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2008. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of September 30, 2013 and March 31, 2013, the Company had liabilities of $6,410 and $3,411, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended September 30, 2013 and 2012, the Company recognized $129 and $40, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. During the six months ended September 30, 2013 and 2012, the Company recognized $205 and $21, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at September 30, 2013 and March 31, 2013, was $2,052 and $1,568, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three and six months ended September 30, 2013, the Company did not release any reserves, including interest and penalties, related to uncertain tax positions that have been settled. The Company believes it is reasonably possible that approximately $239 of unrecognized tax benefits as of September 30, 2013 will decrease within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign income tax matters. The liability for these unrecognized tax benefits is classified in accrued expenses and other liabilities on the condensed consolidated balance sheets. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $6,410.

7. Financial Instruments

Interest Rate Swaps

The Company uses interest rate swap agreements (Swaps) to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties.

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

In October 2011, in connection with the draw down of the $315,000 term loan for the acquisition of York Label Group, the Company entered into three forward starting non-amortizing Swaps for a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Facility.

The Swaps are designated as cash flow hedges, with the effective portion of gains and losses, net of tax, measured on an ongoing basis, recorded in accumulated other comprehensive income. If a hedge or a portion thereof were determined to be ineffective, any gains and losses would be recorded in interest expense in the condensed consolidated statements of income. The amount of gain (loss) on the interest rate swaps recognized in other comprehensive income (OCI) and the condensed consolidated statements of income was as follows:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Gain (loss) recognized in OCI on interest rate swaps (effective portion)	$(335)	$(1,005)	$971	$(2,431)

No amounts related to the Swaps were reclassified out of accumulated other comprehensive income (loss) into the condensed consolidated statements of income during the six months ended September 30, 2013 and 2012. There was no hedge ineffectiveness related to the Swaps during the six months ended September 30, 2013 and 2012. During the next 12 months, the amount of the gains (losses) included in the September 30, 2013 accumulated OCI balance that is expected to be reclassified into the condensed consolidated statements of income is not material. The fair value of the Swaps was included in other long-term liabilities on the condensed consolidated balance sheets. See Note 10 for additional information on the fair value of the Swaps.

Foreign Currency Forward Contracts

Foreign currency exchange risk arises from our international operations in Australia, Europe, South America, Mexico, Canada, China and South Africa as well as from transactions with customers or suppliers denominated in currencies other than the U.S. dollar. The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates. At times, the Company uses forward currency contracts to minimize the impact of fluctuations in currency exchange rates.

At September 30, 2013, the Company has entered into multiple foreign currency forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments to purchase presses and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the condensed consolidated statements of income in the same period during which the related hedged items affect the condensed consolidated statements of income. The amount of gain (loss) on the foreign currency forward contracts recognized in the condensed consolidated statements of income was as follows:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Gain (loss) on foreign currency forward contracts	$76	$58	$122	$(87)
Gain (loss) on related hedged items	$(78)	$—	$(136)	$—

At September 30, 2013, the Company has entered into a foreign currency forward contract to fix the U.S. dollar value of certain intercompany loan payments. This contract was not designated as a hedging instrument; therefore, changes in the fair value of the contract are immediately recognized in other income and expense in the condensed consolidated statements of income.

The fair value of the contracts designated as hedging instruments was included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The fair value of the contract not designated as a hedging instrument was included in accrued expenses and other liabilities. See Note 10 for additional information on the fair value of the contracts.

8. Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	September 30, 2013	March 31, 2013
Deferred payment (1)	$6,929	$6,929
Accrued payroll and benefits	15,021	15,076
Unrecognized tax benefits (including interest and penalties)	239	225
Accrued income taxes	1,617	1,152
Professional fees	319	482
Accrued taxes other than income taxes	1,178	1,205
Deferred lease incentive	510	518
Accrued interest	95	197
Accrued severance	738	580
Customer rebates	1,795	1,061
Deferred press payments	1,290	4,418
Other	5,049	4,889

Total accrued expenses and other liabilities	$34,780	$36,732

(1)	The balance at September 30, 2013 and March 31, 2013 consisted of a deferred payment of $6,929 related to the acquisition of York Label Group that was to be paid on April 1, 2012. This $6,929 related to the acquisition of York Label Group is subject to dispute as further described in Note 15 and was placed in an escrow account controlled by the Company.

9. Acquisitions

Flexo Print S.A. De C.V. (Flexo Print) Summary

On August 1, 2013, the Company acquired 100% of Flexo Print, based in Guadalajara, Mexico. Flexo Print is a leading producer of home & personal care, food & beverage, wine & spirit and pharmaceutical labels in Latin America. The acquisition provides Multi-Color with significant growth opportunities in Mexico through our many common customers, technologies and suppliers. The results of Flexo Print’s operations were included in the Company’s condensed consolidated financial statements beginning August 1, 2013.

The purchase price for Flexo Print consisted of the following:

Cash from proceeds of borrowings	$29,134
Deferred payments	2,713

Purchase price, before net debt assumed	31,847
Net debt assumed	2,184

Total purchase price	$34,031

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 4 for details of the Credit Facility). Assumed net debt includes $2,884 of bank debt less $140 due from the sellers and $560 of cash acquired. Upon closing, $3,058 of the purchase price was deposited into an escrow account, and an additional $1,956 of the purchase price was retained by MCC and is deferred until the third anniversary of the closing date, at which time it should be deposited into the escrow account. These combined escrow amounts are to be released to the seller on the fifth anniversary of the closing date in accordance with the purchase agreement. An additional $757 of the purchase price was retained by MCC at closing and is to be paid to the seller on the 3rd anniversary of the closing date in accordance with the purchase agreement. The combined escrow and retention amounts are to fund certain potential indemnification obligations of the seller with respect to the transaction. The Company spent $337 in acquisition expenses related to the Flexo Print acquisition, which was recorded in selling, general and administrative expense in the condensed consolidated statements of income.

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

Purchase Price Allocation and Other Items

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for Flexo Print will be finalized prior to the end of July 2014 once independent fair value appraisals of assets and liabilities and valuation of tax liabilities are finalized. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for Labelgraphics was finalized during the fourth quarter of fiscal year 2013 once independent fair value appraisals of assets and liabilities and valuation of tax liabilities were finalized. There were no material changes to the preliminary purchase price or related allocation for Labelgraphics.

Based on fair value estimates, the final purchase prices for Flexo Print and Labelgraphics have been allocated to individual assets acquired and liabilities assumed as follows:

	Flexo Print	Labelgraphics
Assets Acquired:
Accounts receivable	8,050	3,275
Inventories	2,096	1,794
Property, plant and equipment	11,314	8,680
Intangible assets	5,367	10,319
Goodwill	16,493	9,786
Other assets	6,476	2,679

Total assets acquired	49,796	36,533

Liabilities Assumed:
Accounts payable	6,967	6,954
Accrued income taxes payable	409	693
Accrued expenses and other liabilities	5,172	375
Net debt assumed	2,184	712
Deferred tax liabilities	3,217	3,165

Total liabilities assumed	17,949	11,899

Net assets acquired	$31,847	$24,634

The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	Flexo Print		Labelgraphics
	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$5,367	17 years	$9,775	20 years
Trademarks	—	—	320	2 years
Non-compete agreements	—	—	224	5 years

Total identifiable intangible assets	$5,367		$10,319

Identifiable intangible assets are amortized over their estimated useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

The goodwill for Flexo Print is attributable to access to the Mexican label market and workforce of the acquired business. The goodwill for Labelgraphics is attributable to access to the UK spirit label market and the acquired workforce. None of the goodwill arising from the Flexo Print or Labelgraphics acquisitions is deductible for income tax purposes. Below is a roll-forward of the acquisition goodwill from acquisition date to September 30, 2013:

	Flexo Print	Labelgraphics
Balance at acquisition date	$16,493	$9,786
Foreign exchange impact	(458)	98

Balance at September 30, 2013	$16,035	$9,884

The accounts receivable acquired as part of the Flexo Print acquisition had a fair value of $8,050 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was 8,258 and the estimated contractual cash flows that are not expected to be collected are $208. The accounts receivable acquired as part of the Labelgraphics acquisition had a fair value of $3,275 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $3,403 and the estimated contractual cash flows that are not expected to be collected are $128.

The net revenues and net income of Flexo Print from the acquisition date through September 30, 2013 included in the condensed consolidated statements of income were $4,098 and $29, respectively.

Other Acquisition Activity

On April 2, 2013, the Company completed acquisitions in Australia and France for $7,495. In Adelaide, Australia, MCC acquired Labelmakers Wine Division. In the Champagne region of France, MCC acquired Imprimerie Champenoise, which increases our ability to support local champagne producers in the region. The results of operations of these acquired businesses have been included in the condensed consolidated financial statements since the date of acquisition and have been determined to be individually and collectively immaterial for further disclosure.

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

Derivative Financial Instruments

The Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 at September 30, 2013 to convert variable interest rates on a portion of outstanding debt to fixed interest rates to minimize interest rate risk. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income. See Note 7 for additional information on the Swaps.

The Company has entered into multiple foreign currency forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments to purchase presses and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the condensed consolidated statements of income in the same period during which the related hedged items affect the condensed consolidated statements of income.

The Company has entered into a foreign currency forward contract to fix the U.S. dollar value of certain intercompany loan payments. This contract was not designated as a hedging instrument; therefore, changes in the fair value of the contract are immediately recognized in other income and expense in the condensed consolidated statements of income. See Note 7 for additional information on the foreign currency forward contracts.

At September 30, 2013, the Company carried the following financial assets (liabilities) at fair value:

	Fair Value at	Fair Value Measurement Using
	September 30, 2013	Level 1	Level 2	Level 3
Assets:
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$70	—	70	—
Liabilities:
Derivatives designated as hedging instruments:
Interest rate swaps	$(2,494)	—	$(2,494)	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	(27)	—	(27)	—

Total liabilities	$(2,521)	$—	$(2,521)	$—

At March 31, 2013, the Company carried the following financial liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	March 31, 2013	Level 1	Level 2	Level 3
Liabilities:
Derivatives designated as hedging instruments:
Interest rate swaps	$(3,465)	—	$(3,465)	—
Foreign currency forward contracts	(73)	—	(73)	—

Total liabilities	$(3,538)	$—	$(3,538)	$—

The Company values interest rate Swaps using proprietary pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Other Fair Value Measurements

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. As of September 30, 2013, circumstances do not indicate that the asset’s carrying values may be greater than fair values. If we continue to lose sales in Latin America due to market conditions and experience operational inefficiencies, the related assets’ carrying values may be impacted and further analysis may be necessary in future quarters. In fiscal years 2014, through September 30, 2013, and 2013, the Company did not adjust goodwill or intangible assets to their fair values as a result of any impairment analyses. Goodwill and intangible assets are valued using Level 3 inputs.

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

11. Accumulated Other Comprehensive Income

The components of the Company’s accumulated other comprehensive income (loss) consisted of the following:

	September 30, 2013	March 31, 2013
Net unrealized foreign currency translation adjustments	$(1,792)	$5,073
Net unrealized loss on interest rate swaps, net of tax	(1,523)	(2,121)
Minimum pension liability, net of tax	(468)	(468)

Accumulated other comprehensive income (loss)	$(3,783)	$2,484

No material amounts were reclassified out of accumulated other comprehensive income (loss) into net income during the three and six months ended September 30, 2013.

12. Goodwill and Intangible Assets

Below is a roll-forward of the Company’s goodwill:

Balance at March 31, 2013	$347,671
Acquisitions	21,097
Currency translation	(6,670)

Balance at September 30, 2013	$362,098

The Company’s intangible assets consisted of the following:

	Balance at cost at March 31, 2013	Acquisitions	Foreign Exchange	Intangibles at Cost	Accumulated Amortization	Net Intangibles at September 30, 2013
Customer relationships	$136,321	$6,255	$(414)	$142,162	$(25,464)	$116,698
Technologies	1,598	—	(33)	1,565	(1,252)	313
Trademarks	1,012	—	6	1,018	(937)	81
Licensing intangible	2,408	—	52	2,460	(1,591)	869
Non-compete agreements	214	784	(76)	922	(134)	788

Total	$141,553	$7,039	$(465)	$148,127	$(29,378)	$118,749

The amortization expense of intangible assets for the three months ended September 30, 2013 and 2012 was $2,406 and $2,563, respectively. The amortization expense of intangible assets for the six months ended September 30, 2013 and 2012 was $4,610 and $4,821, respectively.

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

14. Geographic Information

On August 1, 2013, the Company acquired Flexo Print in Guadalajara, Mexico. On April 2, 2013, the Company acquired Labelmakers Wine Division in Adelaide, Australia and Imprimerie Champenoise in the Champagne region of France. On April 2, 2012, the Company acquired Labelgraphics in Glasgow, Scotland. All of these acquisitions expanded the Company’s geographic presence. For further information regarding these acquisitions, see Note 9 to the Company’s condensed consolidated financial statements. The Company now manufactures labels in the United States, Australia, South Africa, France, Italy, Poland, Scotland, China, Canada, Chile, Argentina and Mexico. Net revenues, based on the geographic area from which the product is shipped, for the three and six months ended September 30, 2013 and 2012 and long-lived assets by geographic area as of September 30, 2013 and March 31, 2013 were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net revenues:
United States	$112,089	$111,030	$221,015	$218,299
Australia	17,964	18,284	35,257	33,125
Italy	14,835	14,757	29,212	30,166
Other International	31,747	25,799	57,994	53,290

Total	$176,635	$169,870	$343,478	$334,880

	September 30, 2013	March 31, 2013
Long-lived assets:
United States	$348,195	$346,274
Australia	102,968	111,711
Italy	61,547	58,815
Other International	170,510	131,539

Total	$683,220	$648,339

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

DLJ seeks the payment of $6,939 and interest, legal fees and other equitable relief that the Company is unable to reasonably estimate at this time. On May 18, 2012, the Company filed an answer, counterclaim and third party complaint asserting various causes of action against DLJ, Diamond Castle and affiliated entities arising out of their breaches of the Merger Agreement and other actions. This matter has been scheduled for trial in February 2015.

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

16. Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Six Months Ended
	September 30, 2013	September 30, 2012
Supplemental Disclosures of Cash Flow Information:
Interest paid	$9,500	$9,766
Income taxes paid, net of refunds	3,942	6,576
Supplemental Disclosures of Non-Cash Activities:
Change in interest rate swap fair value	$971	$(2,431)
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$58,345	$35,970
Liabilities assumed	(19,564)	(11,381)
Liabilities for deferred payments	(2,713)	(8,610)

Net cash paid	$36,068	$15,979

17. Subsequent Events

On September 24, 2013, the Company announced that it has entered into agreements to acquire 100% of John Watson & Company Limited, a wet glue spirit label producer based in Glasgow, Scotland, and Gern & Cie SA, a premier wine label producer based in Neuchatel, Switzerland. Both acquisitions were completed on October 1, 2013.

On October 16, 2013, the Company announced plans to consolidate our manufacturing facility located in El Dorado Hills, California, into the Napa, California facility. The transition will begin immediately and is expected to be complete by the end of fiscal 2014. In connection with the closures of the El Dorado Hills facility, the Company expects to record charges of $1,000 to $1,500 in the third and fourth quarters of fiscal 2014 for employee severance and other termination benefits and relocation and other costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. Multi-Color Corporation’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013 (the “2013 10-K”. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

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

Results of Operations

Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012:

Net Revenues

	2013	2012	$ Change	% Change
Net Revenues	$176,635	$169,870	$6,765	4%

Net revenues increased 4% to $176,635 from $169,870 compared to the three months ended September 30, 2012. Net revenues increased 4% or $7,500 due to acquisitions occurring during fiscal 2014. Volume increases in North America accounted for a 2% increase in net revenues for the quarter, offset by a 1% decrease due to pricing/sales mix and a 1% decrease due to the unfavorable impact of foreign exchange rates driven by depreciation in the Australian dollar.

Cost of Revenues and Gross Profit

	2013	2012	$ Change	% Change
Cost of Revenues	$143,138	$139,434	$3,704	3%
% of Net Revenues	81%	82%
Gross Profit	$33,497	$30,436	$3,061	10%
% of Net Revenues	19%	18%

Cost of revenues increased 3% or $3,704 compared to the prior year quarter due primarily to acquisitions occurring during fiscal 2014.

Gross profit increased 10% or $3,061 compared to the prior year quarter, and gross profit as a percentage of net revenues increased from 18% in the prior year quarter to 19% in the current quarter due to productivity gains in North America for the current quarter compared to the prior year quarter.

Selling, General and Administrative Expenses

	2013	2012	$ Change	% Change
Selling, General and Administrative Expenses	$13,425	$13,443	$(18)	0%
% of Net Revenues	8%	8%

Selling, general and administrative (SG&A) expenses decreased $18 compared to the prior year quarter, remaining flat as a percentage of net revenues for both quarters at 8%. In the current quarter, the Company incurred $300 of acquisition expenses and $117 of expenses related to the integration of the Labelmakers Wine Division in Australia. In the prior year quarter, the Company incurred $460 in costs related to the consolidation of the Kansas City, Missouri and Montreal, Canada facilities into our other existing facilities and $488 in integration expenses related to the York acquisition.

Interest Expense and Other (Income) Expense, Net

	2013	2012	$ Change	% Change
Interest Expense	$5,366	$5,598	$(232)	(4%)
Other (Income) Expense, net	$42	$(535)	$577	108%

Interest expense decreased by $232 compared to the prior year quarter due primarily to lower interest rates in the current quarter. The Company had $428,731 of debt outstanding at September 30, 2013 compared to $427,092 outstanding at September 30, 2012.

Income Tax Expense

	2013	2012	$ Change	% Change
Income Tax Expense	$5,046	$4,560	$486	11%

Our effective tax rate decreased from 38% in the three months ended September 30, 2012 to 34% in the three months ended September 30, 2013 due primarily to discrete tax benefits in the current quarter related to tax law changes in foreign jurisdictions. The Company expects its annual effective tax rate to be approximately 35% in fiscal year 2014.

Six Months Ended September 30, 2013 compared to the Six Months Ended September 30, 2012:

Net Revenues

	2013	2012	$ Change	% Change
Net Revenues	$343,478	$334,880	$8,598	3%

Net revenues increased 3% to $343,478 from $334,880 compared to the six months ended September 30, 2012. Acquisitions occurring during fiscal 2014 accounted for 3% or $8,500 of the increase. Higher North American sales volumes accounted for 3% of the increase, offset by a 2% decrease due to pricing/sales mix and a 1% decrease due to the unfavorable impact of foreign exchange rates primarily driven by depreciation in the Australian dollar.

Cost of Revenues and Gross Profit

	2013	2012	$ Change	% Change
Cost of Revenues	$279,549	$273,521	$6,028	2%
% of Net Revenues	81%	82%
Gross Profit	$63,929	$61,359	$2,570	4%
% of Net Revenues	19%	18%

Cost of revenues increased 2% or $6,028 compared to the prior year due primarily to acquisitions occurring during fiscal 2014 and unusually high costs related to press transfers and installations and charges for inventory write-offs. The cost of revenues in the prior year was impacted by a one-time charge of $458 related to the step-up of finished goods and work-in-process inventory in the purchase price accounting for Labelgraphics.

Gross profit increased 4% or $2,570 compared to the prior year, and gross profit as a percentage of net revenues increased from 18% in the prior year to 19% in the six months ended September 30, 2013 due primarily to productivity gains in the North America.

Selling, General and Administrative Expenses

	2013	2012	$ Change	% Change
Selling, General and Administrative Expenses	$27,758	$27,095	$663	2%
% of Net Revenues	8%	8%

Selling, general and administrative (SG&A) expenses increased $663 compared to the prior year, but remained flat as a percentage of net revenues at 8% in both periods. In the current six month period, the Company incurred $1,116 of expenses related to the integration of the Labelmakers Wine Division in Australia, as well as acquisition expenses of $682. In the prior year six month period, the Company incurred $1,033 in costs related to the consolidation of the Kansas City, Missouri and Montreal, Canada facilities into our other existing facilities, $760 in integration expenses related to the York acquisition and $128 in acquisition related expenses.

Interest Expense and Other (Income) Expense, Net

	2013	2012	$ Change	% Change
Interest Expense	$10,542	$11,163	$(621)	(6%)
Other (Income) Expense, net	$428	$(636)	$1,064	167%

Interest expense decreased by $621 compared to the prior year due primarily to lower interest rates in the current period. The Company had $428,731 of debt outstanding at September 30, 2013 compared to $427,092 outstanding at September 30, 2012.

Income Tax Expense

	2013	2012	$ Change	% Change
Income Tax Expense	$8,911	$8,471	$440	5%

Our effective tax rate decreased from 36% in the six months ended September 30, 2012 to 35% in the six months ended September 30, 2013 due primarily to discrete tax benefits in the current year related to tax law changes in foreign jurisdictions partially offset by a shift in the geographical mix of forecasted worldwide earnings and a reduction to the tax benefit associated with certain permanent tax deductions in foreign jurisdictions during the current year. The Company expects its annual effective tax rate to be approximately 35% in fiscal year 2014.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the six months ended September 30, 2013, net cash provided by operating activities was $34,839 compared to $27,025 in the same period of the prior year. The cash provided by operating activities came from net income adjusted primarily for non-cash expenses of depreciation and amortization, stock-based compensation expense and changes in deferred taxes and working capital. The increase in cash provided by operating activities in the six months ended September 30, 2013, compared to the same period of the prior year, of $7,814 was due primarily to an increase in cash generated from earnings and changes in deferred taxes and working capital. Changes in cash from working capital used in operating activities was $4,565 and $11,133 in the six months ended September 30, 2013 and 2012, respectively.

Through the six months ended September 30, 2013, net cash used in investing activities was $54,825 compared to $25,347 in the same period of the prior year. Investing activities in the current year include capital expenditures of $18,896 and investments in acquisitions of $36,068. Cash used in investing activities in the prior year period included capital expenditures of $11,046 and cash used for the acquisition of Labelgraphics of $15,979.

Capital expenditures of $18,896 and $11,046 in the six months ended September 30, 2013 and 2012, respectively, were funded primarily from cash flows from operations. Capital expenditures in the six months ended September 30, 2013 were related primarily to the purchase of new presses. The projected amount of capital expenditures for fiscal year 2014 is $30,000.

Through the six months ended September 30, 2013, net cash provided by financing activities was $25,865 compared to $3,567 in the same period of the prior year. During the six months ended September 30, 2013, we had net debt additions of $24,925, proceeds from issuance of common stock of $2,397 and dividends paid were $1,631 compared to net debt additions of $24,371, proceeds from issuance of common stock of $206 and dividends paid of $1,615 in the same period of the prior year. Financing activities include net debt additions to finance the acquisition of Flexo Print in the second quarter of fiscal 2014 and Labelgraphics in the first quarter of fiscal 2013. Net cash provided by financing activities for the six months ended September 30, 2012 includes deferred payments related to the Labelgraphics acquisition of $5,049 and the York acquisition of $14,380, which the Company paid on July 2, 2012 and April 1, 2012, respectively.

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

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at September 30, 2013: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.25 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The maximum consolidated leverage ratio has scheduled step downs to 3.50 to 1.00 in future periods. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of September 30, 2013.

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

At September 30, 2013, the aggregate commitment amount of $471,125 under the Credit Facility is comprised of the following: (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $301,125 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) September 30, 2013 through December 31, 2013—amortization of $4,125, (ii) March 31, 2014 through December 31, 2015—amortization of $8,250 and (iii) March 31, 2016 through June 30, 2016—amortization of $12,375, with the balance due at maturity.

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

The Company recorded $495 and $494 in interest expense for the three months ended September 30, 2013 and 2012, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $989 in interest expense for the six months ended September 30, 2013 and 2012, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Facility at September 30, 2013 consisted of $43,202 under the U.S. Revolving Credit Facility and $6,538 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at September 30, 2013 in the amount of $10,003.

We believe that we have both sufficient short and long-term liquidity and financing at this time. We had a working capital position of $76,129 and $68,107 at September 30, 2013 and March 31, 2013, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2013:

							More than
	Total	Year 1	Year 2	Year 3	Year 4	Year 5	5 years
Long-term debt	$426,955	$31,381	$34,603	$360,053	$668	$229	$21
Capital leases	1,776	1,192	527	57	—	—	—
Interest on long-term debt (1)	53,991	19,847	18,302	15,796	34	11	1
Rent due under operating leases	60,627	11,221	9,936	7,981	6,130	5,080	20,279
Unconditional purchase obligations	1,880	1,880	—	—	—	—	—
Pension and post retirement obligations	1,064	13	42	65	78	90	776
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	15,062	10,889	—	4,173	—	—	—

Total contractual obligations	$561,355	$76,423	$63,410	$388,125	$6,910	$5,410	$21,077

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of September 30, 2013.
(2)	The table excludes $6,410 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Recent Acquisitions

On August 1, 2013, the Company acquired 100% of Flexo Print, based in Guadalajara, Mexico, for $31,847 plus net debt assumed of $2,184. Flexo Print is a leading producer of home & personal care, food & beverage, wine & spirit and pharmaceutical labels in Latin America.

On April 2, 2013, the Company completed acquisitions in Australia and France for $7,495. In Adelaide, Australia, MCC acquired Labelmakers Wine Division. In the Champagne region of France, MCC acquired Imprimerie Champenoise, which increases our ability to support local champagne producers in the region.

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

Our critical accounting policies and estimates are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2013 10-K. In addition, our significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements included in our 2013 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

During the quarter ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, MCC’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 15 in this Form 10-Q for update on legal proceedings.

Item 1A. Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

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

Multi-Color Corporation
(Registrant)

Date: November 12, 2013	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial
and Accounting Officer, Secretary