Form 10-Q
period 2013-12-31
MULTI COLOR Corp
filed 2014-02-10
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Common shares, no par value – 16,398,259 (as of January 31, 2014)

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Net revenues	$169,435	$156,950	$512,913	$491,830
Cost of revenues	140,319	126,529	419,868	400,050

Gross profit	29,116	30,421	93,045	91,780
Selling, general and administrative expenses	15,291	15,228	43,049	42,323

Operating income	13,825	15,193	49,996	49,457
Interest expense	5,501	5,686	16,043	16,849
Other (income) expense, net	(3,969)	250	(3,541)	(386)

Income before income taxes	12,293	9,257	37,494	32,994
Income tax expense	3,412	3,375	12,323	11,846

Net income	$8,881	$5,882	$25,171	$21,148

Weighted average shares and equivalents outstanding:
Basic	16,381	16,150	16,319	16,154
Diluted	16,647	16,340	16,577	16,333
Basic earnings per common share	$0.54	$0.36	$1.54	$1.31
Diluted earnings per common share	$0.53	$0.36	$1.52	$1.29
Dividends per common share	$0.05	$0.05	$0.15	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Net income	$8,881	$5,882	$25,171	$21,148
Other comprehensive income (loss):
Unrealized foreign currency translation (loss) gain (1)	(2,104)	1,434	(8,969)	(1,896)
Unrealized gain (loss) on interest rate swaps, net of tax (2)	106	530	704	(953)

Total other comprehensive income (loss)	(1,998)	1,964	(8,265)	(2,849)

Comprehensive income (loss)	$6,883	$7,846	$16,906	$18,299

(1)	Amount is not net of tax as the earnings are reinvested within foreign jurisdictions.
(2)	Amount is net of tax of $66 and $264 for the three months ended December 31, 2013 and 2012, respectively, and $439 and $684 for the nine months ended December 31, 2013 and 2012, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	December 31, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$15,627	$15,737
Accounts receivable, net of allowance of $1,867 and $1,652 at December 31, 2013 and March 31, 2013, respectively	100,717	102,996
Other receivables	4,916	4,257
Inventories, net	52,626	48,734
Deferred income tax assets	10,130	9,796
Prepaid expenses and other current assets	10,421	9,024

Total current assets	194,437	190,544
Assets held for sale	60	60
Property, plant and equipment, net of accumulated depreciation of $123,761 and $108,173 at December 31, 2013 and March 31, 2013, respectively	189,033	178,552
Goodwill	375,543	347,671
Intangible assets, net	118,496	116,785
Deferred financing fees and other non-current assets	7,209	5,271
Deferred income tax assets	720	667

Total assets	$885,498	$839,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$36,050	$23,946
Accounts payable	60,433	61,759
Accrued expenses and other liabilities	49,099	36,732

Total current liabilities	145,582	122,437
Long-term debt	372,887	378,910
Deferred income tax liabilities	53,368	43,115
Other liabilities	19,840	20,064

Total liabilities	591,677	564,526
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized 16,543 and 16,246 shares issued at December 31, 2013 and March 31, 2013, respectively	991	971
Paid-in capital	131,415	126,174
Treasury stock, 108 and 89 shares at cost at December 31, 2013 and March 31, 2013, respectively	(1,800)	(1,114)
Restricted stock	(823)	(591)
Retained earnings	169,819	147,100
Accumulated other comprehensive income (loss)	(5,781)	2,484

Total stockholders’ equity	293,821	275,024

Total liabilities and stockholders’ equity	$885,498	$839,550

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,171	$21,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,425	20,288
Amortization of intangible assets	6,984	7,184
Amortization of deferred financing costs	1,484	1,484
Net loss on disposal of property, plant and equipment	274	566
Stock based compensation expense	1,121	931
Excess tax benefit from stock based compensation	(372)	(93)
Deferred income taxes, net	4,943	4,962
Net decrease in accounts receivable	16,625	9,457
Net decrease (increase) in inventories	346	(2,334)
Net decrease in prepaid expenses and other assets	752	1,167
Net decrease in accounts payable	(10,738)	(11,928)
Net decrease in accrued expenses and other liabilities	(5,543)	(4,911)

Net cash provided by operating activities	61,472	47,921

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,331)	(19,456)
Investment in acquisitions, net of cash acquired	(52,690)	(15,979)
Short-term refunds on equipment	5,568	—
Proceeds from sale of Kansas City facility	—	625
Proceeds from sale of property, plant and equipment	3,443	1,265

Net cash used in investing activities	(67,010)	(33,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	191,542	158,343
Repayment under revolving lines of credit	(170,288)	(123,269)
Borrowings of long-term debt	1,783	1,234
Repayment of long-term debt	(18,052)	(22,166)
Payment of York deferred payment	—	(14,380)
Payment of Labelgraphics deferred payment	—	(5,049)
Proceeds from issuance of common stock	2,857	416
Excess tax benefit from stock based compensation	372	93
Dividends paid	(2,453)	(2,424)

Net cash provided by (used in) financing activities	5,761	(7,202)

Effect of foreign exchange rate changes on cash	(333)	284

Net (decrease) increase in cash and cash equivalents	(110)	7,458
Cash and cash equivalents, beginning of period	15,737	10,014

Cash and cash equivalents, end of period	$15,627	$17,472

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

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period balances have been reclassified to conform to current year classifications.

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

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended				Nine Months Ended
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
		Per Share		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic EPS	16,381	$0.54	16,150	$0.36	16,319	$1.54	16,154	$1.31
Effect of dilutive stock options and restricted shares	266	(0.01)	190	—	258	(0.02)	179	(0.02)

Diluted EPS	16,647	$0.53	16,340	$0.36	16,577	$1.52	16,333	$1.29

The Company excluded 168 and 413 options to purchase shares in the three months ended December 31, 2013 and 2012, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 133 and 493 options to purchase shares in the nine months ended December 31, 2013 and 2012, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

3. Inventories

The Company’s inventories consisted of the following:

	December 31, 2013	March 31, 2013
Finished goods	$28,794	$26,839
Work-in-process	7,178	7,918
Raw materials	19,954	18,533

Total inventories, gross	55,926	53,290
Inventory reserves	(3,300)	(4,556)

Total inventories, net	$52,626	$48,734

4. Debt

The components of the Company’s debt consisted of the following:

	December 31, 2013	March 31, 2013
U.S. Revolving Credit Facility, 4.03% and 3.95% weighted variable interest rate at December 31, 2013 and March 31, 2013, due in 2016	$77,700	$88,125
Term Loan Facility, 3.75% and 3.78% variable interest rate at December 31, 2013 and March 31, 2013, due in quarterly installments from 2013 to 2016	297,000	309,375
Australian Sub-Facility, 6.11% variable interest rate at December 31, 2013, due in 2016	28,261	—
Capital leases	2,596	2,747
Other subsidiary debt	3,380	2,609

Total debt	408,937	402,856
Less current portion of debt	(36,050)	(23,946)

Total long-term debt	$372,887	$378,910

The following is a schedule of future annual principal payments as of December 31, 2013:

	Debt	Capital Leases	Total
January 2014—December 2014	$34,285	$1,765	$36,050
January 2015—December 2015	33,669	817	34,486
January 2016—December 2016	337,631	14	337,645
January 2017—December 2017	672	—	672
January 2018—December 2018	73	—	73
Thereafter	11	—	11

Total	$406,341	$2,596	$408,937

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. As a result of the first through sixth amendments, which were executed in fiscal 2011 through fiscal 2014, the following current provisions are in place for the Credit Facility. The expiration date is August 2016. The Credit Facility contains an election to increase the facility by up to an additional $100,000, subject to agreement by one or more lenders to increase its commitment.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at December 31, 2013: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.00 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00.

The maximum consolidated leverage ratio has scheduled step downs to 3.50 to 1.00 in future periods. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of December 31, 2013.

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

At December 31, 2013, the aggregate commitment amount of $467,000 under the Credit Facility is comprised of the following: (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $297,000 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) March 31, 2014 through December 31, 2015—amortization of $8,250 and (ii) March 31, 2016 through June 30, 2016—amortization of $12,375, with the balance due at maturity.

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

The Company recorded $495 in interest expense for the three months ended December 31, 2013 and 2012, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $1,484 in interest expense for the nine months ended December 31, 2013 and 2012, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Facility at December 31, 2013 consisted of $51,763 under the U.S. Revolving Credit Facility and $11,739 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at December 31, 2013 in the amount of $10,179.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	December 31, 2013	March 31, 2013
Total minimum lease payments	$2,693	$2,858
Less amount representing interest	(97)	(111)

Present value of net minimum lease payments	2,596	2,747
Current portion	(1,765)	(1,693)

Capitalized lease obligations, less current portion	$831	$1,054

The capitalized leases carry interest rates from 2.70% to 8.76% and mature from fiscal 2014 to fiscal 2016.

5. Major Customers

During the three months ended December 31, 2013 and 2012, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 19% and 17%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

During the nine months ended December 31, 2013 and 2012, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17% and 15%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

In addition, accounts receivable balances from the Procter & Gamble Company approximated 7% of the Company’s total accounts receivable balance at December 31, 2013 and 5% at March 31, 2013. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At December 31, 2013, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2010. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2008. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of December 31, 2013 and March 31, 2013, the Company had liabilities of $6,366 and $3,411, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended December 31, 2013 and 2012, the Company recognized $10 and $(177), respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. During the nine months ended December 31, 2013 and 2012, the Company recognized $215 and $(156), respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at December 31, 2013 and March 31, 2013, was $2,071 and $1,568, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three and nine months ended December 31, 2013, the Company released reserves in the amount of $235, including interest and penalties, related to uncertain tax positions that have been settled. The Company believes that it is reasonably possible that between $0—$3,128 of unrecognized tax benefits as of December 31, 2013 could be released within the next 12 months. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $6,366.

7. Financial Instruments

Interest Rate Swaps

The Company uses interest rate swap agreements (Swaps) to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties.

In April 2008, the Company entered into two Swaps, a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. Interest payments were based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 2.00% to 3.50% based on the Company’s leverage ratio. The Swaps expired in February 2013.

In October 2011, in connection with the drawdown of the $315,000 term loan for the acquisition of York Label Group, the Company entered into three forward starting non-amortizing Swaps for a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Facility.

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

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Gain (loss) recognized in OCI on interest rate swaps (effective portion)	$172	$794	$1,143	$(1,637)

There was no hedge ineffectiveness related to the Swaps during the nine months ended December 31, 2013 and 2012. During the next 12 months, the amount of the gains (losses) included in the December 31, 2013 accumulated OCI balance that is expected to be reclassified into the condensed consolidated statements of income is not material. The fair value of the Swaps was included in other long-term liabilities on the condensed consolidated balance sheets. See Note 10 for additional information on the fair value of the Swaps.

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

At December 31, 2013, the Company has entered into multiple foreign currency forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments to purchase presses and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the condensed consolidated statements of income in the same period during which the related hedged items affect the condensed consolidated statements of income. The amount of gain (loss) on the foreign currency forward contracts recognized in the condensed consolidated statements of income was as follows:

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
Gain (loss) on foreign currency forward contracts	$—	$182	$122	$140
Gain (loss) on related hedged items	$69	$(199)	$(67)	$(153)

At December 31, 2013, the Company has entered into a foreign currency forward contract to fix the U.S. dollar value of certain intercompany loan payments. This contract was not designated as a hedging instrument; therefore, changes in the fair value of the contract are immediately recognized in other income and expense in the condensed consolidated statements of income and were not material to the consolidated results of operations during the three or nine months ended December 31, 2013 and 2012.

The fair value of the contracts designated as hedging instruments was included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The fair value of the contract not designated as a hedging instrument was included in accrued expenses and other liabilities. See Note 10 for additional information on the fair value of the contracts.

8. Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	December 31, 2013	March 31, 2013
Deferred payment (1)	$3,129	$6,929
Accrued payroll and benefits	17,897	15,076
Unrecognized tax benefits (including interest and penalties)	3,128	225
Accrued income taxes	847	1,152
Professional fees	253	482
Accrued taxes other than income taxes	2,360	1,205
Deferred lease incentive	463	518
Accrued interest	112	197
Accrued severance	653	580
Customer rebates	1,692	1,061
Deferred press payments	754	4,418
Plant consolidation costs (2)	1,122	—
Contingent consideration	12,628	—
Other	4,061	4,889

Total accrued expenses and other liabilities	$49,099	$36,732

(1)	The balances at December 31, 2013 and March 31, 2013 consisted of deferred payments of $3,129 and $6,929, respectively. These amounts related to the acquisition of York Label Group and were originally due to be paid on April 1, 2012. At that time, the amount due was in dispute and $6,929 was placed in an escrow account controlled by the Company. During December 2013, an agreement in principle was reached to settle the dispute. Pursuant to the Settlement Agreement, and as further described in Note 15, the Company entered into a Settlement Agreement. The accrual was reduced to $3,129 and a gain of $3,800 recorded to other income.
(2)	The balance at December 31, 2013 consisted of a liability related to severance and plant consolidation costs for the Company’s facility in El Dorado Hills, California, as further described in Note 13.

9. Acquisitions

John Watson & Company Limited (Watson) Summary

On October 1, 2013, the Company acquired 100% of Watson, based in Glasgow, Scotland. Watson is the leading wet glue spirit label producer in the U.K. The business is ideally located for its key customers and is complementary to MCC’s existing business in Glasgow (formerly Labelgraphics), the leading pressure sensitive spirit and wine label producer in the same region. The results of Watson’s operations were included in the Company’s condensed consolidated financial statements beginning October 1, 2013.

The purchase price for Watson consisted of the following:

Cash from proceeds of borrowings	$13,136
Contingent consideration	8,498

Purchase price, before cash acquired	21,634
Net cash acquired	(143)

Total purchase price	$21,491

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 4 for details of the Credit Facility). The purchase price includes a future performance based earn out of approximately 40% of the total purchase price which will be paid out in July 2014, assuming certain financial targets are met. The Company spent $276 in acquisition expenses related to the Watson acquisition, which was recorded in selling, general and administrative expense in the condensed consolidated statements of income.

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

The purchase price for Flexo Print consisted of the following:

Cash from proceeds of borrowings	$29,134
Deferred payment	2,713

Purchase price, before debt assumed	31,847
Net debt assumed	2,184

Total purchase price	$34,031

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 4 for details of the Credit Facility). Assumed net debt includes $2,884 of bank debt less $140 due from the sellers and $560 of cash acquired. Upon closing, $3,058 of the purchase price was deposited into an escrow account, and an additional $1,956 of the purchase price was retained by MCC and is deferred until the third anniversary of the closing date, at which time it should be deposited into the escrow account. These combined escrow amounts are to be released to the seller on the fifth anniversary of the closing date in accordance with the purchase agreement. An additional $757 of the purchase price was retained by MCC at closing and is to be paid to the seller on the 3rd anniversary of the closing date in accordance with the purchase agreement. The combined escrow and retention amounts are to fund certain potential indemnification obligations of the seller with respect to the transaction. The Company spent $357 in acquisition expenses related to the Flexo Print acquisition, which was recorded in selling, general and administrative expense in the condensed consolidated statements of income.

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

Purchase Price Allocation and Other Items

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for Watson will be finalized prior to the end of September 2014 once independent fair value appraisals of assets and liabilities and valuation of tax liabilities are finalized. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for Flexo Print will be finalized prior to the end of July 2014 once independent fair value appraisals of assets and liabilities and valuation of tax liabilities are finalized. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for Labelgraphics was finalized during the fourth quarter of fiscal year 2013 once independent fair value appraisals of assets and liabilities and valuation of tax liabilities were finalized. There were no material changes to the preliminary purchase price or related allocation for Labelgraphics.

Based on fair value estimates, the final purchase prices for Watson, Flexo Print and Labelgraphics have been allocated to individual assets acquired and liabilities assumed as follows:

	Watson	Flexo Print	Labelgraphics
Assets Acquired:
Net cash acquired	$143	$—	$—
Accounts receivable	4,606	8,067	3,275
Inventories	1,974	2,085	1,794
Property, plant and equipment	5,404	11,361	8,680
Intangible assets	1,255	5,367	10,319
Goodwill	12,075	16,636	9,786
Other assets	487	6,453	2,679

Total assets acquired	25,944	49,969	36,533

Liabilities Assumed:
Accounts payable	2,610	6,935	6,954
Accrued income taxes payable	7	409	693
Accrued expenses and other liabilities	728	5,369	375
Net debt assumed	—	2,184	712
Deferred tax liabilities	965	3,225	3,165

Total liabilities assumed	4,310	18,122	11,899

Net assets acquired	$21,634	$31,847	$24,634

The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	Watson		Flexo Print		Labelgraphics
	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$1,255	9 years	$5,367	17 years	$9,775	20 years
Trademarks					320	2 years
Non-compete agreements					224	5 years

Total identifiable intangible assets	$1,255		$5,367		$10,319

Identifiable intangible assets are amortized over their estimated useful lives based on a number of assumptions including the estimated period of economic benefit and utilization.

The goodwill for Flexo Print is attributable to access to the Mexican label market and workforce of the acquired business. The goodwill for Watson and Labelgraphics is attributable to access to the UK spirit label market and the acquired workforce. None of the goodwill arising from the Watson, Flexo Print or Labelgraphics acquisitions is deductible for income tax purposes. Below is a roll-forward of the goodwill from acquisition date to December 31, 2013:

	Watson	Flexo Print	Labelgraphics
Balance at acquisition date	$12,075	$16,636	$9,786
Foreign exchange impact	268	(399)	325

Balance at December 31, 2013	$12,343	$16,237	$10,111

The accounts receivable acquired as part of the Watson acquisition had a fair value and a gross contractual value of $4,606 at the acquisition date, all of which are expected to be collected. The accounts receivable acquired as part of the Flexo Print acquisition had a fair value of $8,067 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $8,258 and the estimated contractual cash flows that are not expected to be collected are $191. The accounts receivable acquired as part of the Labelgraphics acquisition had a fair value of $3,275 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $3,403 and the estimated contractual cash flows that are not expected to be collected are $128.

The net revenues and net income of Flexo Print included in the condensed consolidated statements of income for the third quarter of fiscal 2014 were $4,787 and $194, respectively. The net revenues and net income of Flexo Print from the acquisition date through December 31, 2013 included in the condensed consolidated statements of income were $8,885 and $223, respectively.

The net revenues and net income of Watson from the acquisition date through December 31, 2013 included in the condensed consolidated statements of income were $4,927 and $424, respectively.

Other Acquisition Activity

On October 1, 2013, the Company acquired Gern & Cie SA (Gern) in Neuchatel, Switzerland for $5,939. Gern is the premier wine label producer in Switzerland, with similar customer profiles and technologies as our existing French operations. The results of Gern’s operations were included in the Company’s condensed consolidated financial statements since the date of acquisition. On April 2, 2013, the Company completed acquisitions in Australia and France for $7,495. In Adelaide, Australia, MCC acquired Labelmakers Wine Division. In the Champagne region of France, MCC acquired Imprimerie Champenoise, which increases our ability to support local champagne producers in the region. The results of operations of these acquired businesses have been included in the condensed consolidated financial statements since the date of acquisition and have been determined to be individually and collectively immaterial for further disclosure.

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

Derivative Financial Instruments

The Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 at December 31, 2013 to convert variable interest rates on a portion of outstanding debt to fixed interest rates to minimize interest rate risk. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income. See Note 7 for additional information on the Swaps.

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

Financial liabilities for interest rate swaps are carried in other long term liabilities. Financial liabilities for foreign currency forward contracts are carried in accrued expenses and other liabilities.

At December 31, 2013, the Company carried the following financial liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	December 31, 2013	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Interest rate swaps	$(2,322)	$—	$(2,322)	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	(34)	—	(34)	—

Total liabilities	$(2,356)	$—	$(2,356)	$—

At March 31, 2013, the Company carried the following financial liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	March 31, 2013	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Interest rate swaps	$(3,465)	—	$(3,465)	—
Foreign currency forward contracts	(73)	—	(73)	—

Total liabilities	$(3,538)	$—	$(3,538)	$—

The Company values interest rate Swaps using pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Other Fair Value Measurements

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. As of December 31, 2013, circumstances do not indicate that the assets’ carrying values may be greater than fair values. If we continue to lose sales in Latin America due to market conditions and experience operational inefficiencies, the related assets’ carrying values may be impacted and further analysis may be necessary in future quarters. In fiscal year 2014, through December 31, 2013, and fiscal 2013, the Company did not adjust goodwill or intangible assets to their fair values as a result of any impairment analyses. Goodwill and intangible assets are valued using Level 3 inputs.

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

11. Accumulated Other Comprehensive Income

The components of the Company’s accumulated other comprehensive income (loss) consisted of the following:

	December 31, 2013	March 31, 2013
Net unrealized foreign currency translation adjustments	$(3,896)	$5,073
Net unrealized loss on interest rate swaps, net of tax	(1,417)	(2,121)
Minimum pension liability, net of tax	(468)	(468)

Accumulated other comprehensive income (loss)	$(5,781)	$2,484

No material amounts were reclassified out of accumulated other comprehensive income (loss) into net income during the three and nine months ended December 31, 2013.

12. Goodwill and Intangible Assets

Below is a roll-forward of the Company’s goodwill:

Balance at March 31, 2013	$347,671
Acquisitions	36,151
Currency translation	(8,279)

Balance at December 31, 2013	$375,543

The Company’s intangible assets consisted of the following:

	Balance at cost at March 31, 2013	Acquisitions	Foreign Exchange	Intangibles at Cost	Accumulated Amortization	Net Intangibles at December 31, 2013
Customer relationships	$136,321	$8,752	$(773)	$144,300	$(27,588)	$116,712
Technologies	1,598	—	(42)	1,556	(1,307)	249
Trademarks	1,012	—	7	1,019	(964)	55
Licensing intangible	2,408	—	65	2,473	(1,716)	757
Non-compete agreements	214	784	(98)	900	(177)	723

Total	$141,553	$9,536	$(841)	$150,248	$(31,752)	$118,496

The amortization expense of intangible assets for the three months ended December 31, 2013 and 2012 was $2,374 and $2,363, respectively. The amortization expense of intangible assets for the nine months ended December 31, 2013 and 2012 was $6,984 and $7,184, respectively.

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

On October 16, 2013, the Company announced plans to consolidate our manufacturing facility located in El Dorado Hills, California, into the Napa, California facility. The transition is expected to be complete by the end of fiscal 2014. In connection with the closure of the El Dorado Hills facility, the Company recorded charges of $1,382 in the three months ended December 31, 2013 for employee severance and other termination benefits and relocation and other costs.

14. Geographic Information

On October 1, 2013, the Company acquired Watson in Glasgow, Scotland and Gern in Neuchatel, Switzerland. On August 1, 2013, the Company acquired Flexo Print in Guadalajara, Mexico. On April 2, 2013, the Company acquired Labelmakers Wine Division in Adelaide, Australia and Imprimerie Champenoise in the Champagne region of France. On April 2, 2012, the Company acquired Labelgraphics in Glasgow, Scotland. All of these acquisitions expanded the Company’s geographic presence. For further information regarding these acquisitions, see Note 9 to the Company’s condensed consolidated financial statements. The Company now manufactures labels in the United States, Canada, Mexico, Argentina, Chile, Scotland, France, Italy, Switzerland, Poland, South Africa, Australia, and China. Net revenues, based on the geographic area from which the product is shipped, for the three and nine months ended December 31, 2013 and 2012 and long-lived assets by geographic area as of December 31, 2013 and March 31, 2013 were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net revenues:
United States	$100,251	$102,373	$321,266	$320,672
Australia	16,420	15,998	51,677	49,123
Italy	14,978	14,931	44,190	45,097
Other International	37,786	23,648	95,780	76,938

Total	$169,435	$156,950	$512,913	$491,830

	December 31, 2013	March 31, 2013
Long-lived assets:
United States	$337,951	$346,274
Australia	97,466	111,711
Italy	61,242	58,815
Other International	193,682	131,539

Total	$690,341	$648,339

15. Commitments and Contingencies

Litigation

The Company reported previously that it was a party in a case styled DLJ South American Partners, L.P. (“DLJ”) v. Multi-Color Corporation, et al., Case No. C.A. No. 7417-CS in the Delaware Court of Chancery (the “DLJ Litigation”). In a complaint filed on April 13, 2012, DLJ alleged that the Company failed to make certain payments required by the Merger and Stock Purchase Agreement (the “Merger Agreement”) entered into by the Company with Adhesion Holdings, Inc., a Delaware corporation, DLJ, and Diamond Castle Partners IV, L.P., a Delaware limited partnership, (“Diamond Castle”), pursuant to which the Company acquired York Label Group. An affiliate of Diamond Castle nominated Ari J. Benacerraf and Simon T. Roberts for election to the Board of Directors of the Company at its 2012 and 2013 Annual Meetings of Shareholders. Mr. Benacerraf and Mr. Roberts are current members of the Company’s Board.

DLJ sought the payment of $6,939 and interest, legal fees and other equitable relief. On May 18, 2012, the Company filed an answer, counterclaim and third party complaint asserting various causes of action against DLJ, Diamond Castle and affiliated entities arising out of their breaches of the Merger Agreement and other actions.

On January 23, 2014 the parties entered into a Settlement Agreement and Mutual Release resolving all claims made in the litigation (the “Settlement Agreement”). The parties agreed to pay certain consideration under the Settlement Agreement, including the release of certain shares of the Company’s Common Stock to the Company from the escrow established pursuant to the Merger Agreement. On January 23, 2014 the parties filed a Stipulated Final Entry of Dismissal, with Prejudice, with the Delaware Court of Chancery. The settlement and release reflect a compromise regarding disputed claims and are not to be construed as an admission of liability or fault by any of the parties.

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

16. Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Nine Months Ended
	December 31, 2013	December 31, 2012
Supplemental Disclosures of Cash Flow Information:
Interest paid	$14,306	$14,741
Income taxes paid, net of refunds	6,848	8,719
Supplemental Disclosures of Non-Cash Activities:
Change in interest rate swap fair value	$1,143	$(1,756)
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$91,113	$35,478
Liabilities assumed	(26,738)	(10,889)
Liabilities for contingent / deferred payments	(11,685)	(8,610)

Net cash paid	$52,690	$15,979

17. Subsequent Events

On January 23, 2014, the Company entered into a Settlement Agreement and Mutual Release effective as of January 23, 2014 with regard to the DLJ litigation. See Note 15 for further details.

Effective February 1, 2014, the Company entered into an asset purchase agreement to acquire the assets of the DI-NA-CAL® label business, based in Cincinnati, Ohio, from Graphic Packaging International, Inc., for $80,667. A preliminary purchase price allocation will be provided in the fiscal 2014 Form 10-K, once preliminary fair value appraisals and valuations of assets and liabilities are completed. In conjunction with this acquisition, the Company also executed the seventh amendment to its credit agreement to access the $100,000 accordion facility.

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

Results of Operations

Three Months Ended December 31, 2013 compared to the Three Months Ended December 31, 2012:

Net Revenues

	2013	2012	$ Change	% Change
Net Revenues	$169,435	$156,950	$12,485	8%

Net revenues increased 8% to $169,435 from $156,950 compared to the three months ended December 31, 2012. Net revenues increased 9% or $13,393 due to fiscal 2014 acquisitions. Revenue decreases of 3% due to pricing/sales mix were partially offset by increases in volume of 3%. Revenues also decreased 1% due to the unfavorable impact of foreign exchange rates driven by depreciation in the Australian dollar.

Cost of Revenues and Gross Profit

			$	%
	2013	2012	Change	Change
Cost of Revenues	$140,319	$126,529	$13,790	11%
% of Net Revenues	83%	81%
Gross Profit	$29,116	$30,421	$(1,305)	(4%)
% of Net Revenues	17%	19%

Cost of revenues increased 11% or $13,790 compared to the prior year quarter due primarily to acquisitions occurring during fiscal 2014.

Gross profit decreased 4% or $1,305 compared to the prior year quarter, and gross profit as a percentage of net revenues decreased from 19% in the prior year quarter to 17%, primarily due to softer revenues relative to fixed costs in the current year quarter.

Selling, General and Administrative Expenses

			$	%
	2013	2012	Change	Change
Selling, General and Administrative Expenses	$15,291	$15,228	$63	0%
% of Net Revenues	9%	10%

Selling, general and administrative (SG&A) expenses increased $63 compared to the prior year quarter and decreased as a percentage of sales from 10% in the prior year quarter to 9% in the current year quarter. In the current quarter, the Company incurred $289 of acquisition expenses and $1,382 of expenses related to plant consolidation costs for our El Dorado Hills facility. In the prior year quarter, the Company incurred $498 in costs related to the consolidation of the Kansas City, Missouri and Montreal, Canada facilities into our other existing facilities and $577 in integration expenses related to the York acquisition.

Interest Expense and Other (Income) Expense, Net

			$	%
	2013	2012	Change	Change
Interest Expense	$5,501	$5,686	$(185)	(3%)
Other (Income) Expense, net	$(3,969)	$250	$(4,219)	1688%

Interest expense decreased by $185 compared to the prior year quarter due primarily to lower interest rates and debt outstanding in the current quarter. The Company had $408,937 of debt outstanding at December 31, 2013 compared to $416,827 outstanding at December 31, 2012.

Other income was $3,969 in the current quarter compared to expense of $250 in prior year quarter. This was primarily due to a change in the accrual for amounts due to settle a claim during the current year period.

Income Tax Expense

			$	%
	2013	2012	Change	Change
Income Tax Expense	$3,412	$3,375	$37	1%

Our effective tax rate decreased from 36% in the three months ended December 31, 2012 to 28% in the three months ended December 31, 2013, due primarily to the tax effect of a $3,800 gain recognized on a legal claim agreement in the current year quarter. The Company expects its annual effective tax rate to be approximately 33% in fiscal year 2014.

Nine Months Ended December 31, 2013 compared to the Nine Months Ended December 31, 2012:

Net Revenues

			$	%
	2013	2012	Change	Change
Net Revenues	$512,913	$491,830	$21,083	4%

Net revenues increased 4% to $512,913 from $491,830 compared to the nine months ended December 31, 2012. Net revenues increased $21,908, or 4%, due to fiscal 2014 acquisitions. Volume increases led to a 3% increase in revenues, which were offset by decreases in pricing/sales mix of 2% and a 1% decrease due to the unfavorable impact of foreign exchange rates primarily driven by depreciation in the Australian dollar.

Cost of Revenues and Gross Profit

			$	%
	2013	2012	Change	Change
Cost of Revenues	$419,868	$400,050	$19,818	5%
% of Net Revenues	82%	81%
Gross Profit	$93,045	$91,780	$1,265	1%
% of Net Revenues	18%	19%

Cost of revenues increased 5% or $19,818 compared to the prior year due primarily to acquisitions occurring during fiscal 2014 and increased sales. The cost of revenues in the prior year was impacted by a one-time charge of $458 related to the step-up of finished goods and work-in-process inventory in the purchase price accounting for Labelgraphics.

Gross profit increased 1% or $1,265 compared to the prior year, and gross profit as a percentage of net revenues decreased from 19% in the prior year to 18% in the nine months ended December 31, 2013, primarily due to softer revenues relative to fixed costs in the current year period.

Selling, General and Administrative Expenses

			$	%
	2013	2012	Change	Change
Selling, General and Administrative Expenses	$43,049	$42,323	$726	2%
% of Net Revenues	8%	9%

Selling, general and administrative (SG&A) expenses increased $726 compared to the prior year, and as a percentage of net revenues, decreased from 9% in the prior year period to 8% in the current year period. In the current nine month period, the Company incurred $1,116 of expenses related to the integration of the Labelmakers Wine Division in Australia, $1,382 of expenses related to plant consolidation costs for our El Dorado Hills facility, as well as acquisition expenses of $971. In the prior year nine month period, the Company incurred $1,531 in costs related to the consolidation of the Kansas City, Missouri and Montreal, Canada facilities into our other existing facilities, $1,337 in integration expenses related to the York acquisition and $128 in acquisition related expenses.

Interest Expense and Other (Income) Expense, Net

			$	%
	2013	2012	Change	Change
Interest Expense	$16,043	$16,849	$(806)	(5%)
Other (Income) Expense, net	$(3,541)	$(386)	$(3,155)	(817%)

Interest expense decreased by $806 compared to the prior year due primarily to lower interest rates and debt outstanding in the current period. The Company had $408,937 of debt outstanding at December 31, 2013 compared to $416,827 outstanding at December 31, 2012.

Other income was $3,541 in the nine months ended December 31, 2013 compared to $386 in the nine months ended December 31, 2012. This was primarily due to a change in the accrual for amounts due to settle a claim during the current year period.

Income Tax Expense

			$	%
	2013	2012	Change	Change
Income Tax Expense	$12,323	$11,846	$477	4%

Our effective tax rate decreased from 36% for the nine months ended December 31, 2012 to 33% for the nine months ended December 31, 2013, due primarily to the tax effect of a $3,800 gain recognized on a legal claim agreement in the current year period. The Company expects its annual effective tax rate to be approximately 33% in fiscal year 2014.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the nine months ended December 31, 2013, net cash provided by operating activities was $61,472 compared to $47,921 in the same period of the prior year. The cash provided by operating activities came from cash provided by working capital changes to accounts receivable and inventories compared to the prior year period. Changes in cash from working capital used in operating activities were $1,442 and $(8,549) in the nine months ended December 31, 2013 and 2012, respectively.

Through the nine months ended December 31, 2013, net cash used in investing activities was $67,010 compared to $33,545 in the same period of the prior year. Investing activities in the current year include capital expenditures of $23,331 and investments in acquisitions of $52,690. Cash used in investing activities in the prior year period included capital expenditures of $19,456 and cash used for the acquisition of Labelgraphics of $15,979.

Capital expenditures in both periods were funded primarily from cash flows from operations. Capital expenditures in the nine months ended December 31, 2013 were related primarily to the purchase of new presses. The projected amount of capital expenditures for fiscal year 2014 is approximately $26,000.

Through the nine months ended December 31, 2013, net cash provided by financing activities was $5,761 compared to net cash used in financing activities of $7,202 in the same period of the prior year. During the nine months ended December 31, 2013, we had net debt additions of $4,985, proceeds from issuance of common stock of $2,857 and dividends paid were $2,453 compared to net debt additions of $14,142, proceeds from issuance of common stock of $416 and dividends paid of $2,424 in the same period of the prior year. Financing activities include net debt additions to finance the acquisitions of Watson and Gern in the third quarter of fiscal 2014, Flexo Print in the second quarter of fiscal 2014, and Labelgraphics in the first quarter of fiscal 2013. Net cash used in financing activities for the nine months ended December 31, 2012 includes deferred payments related to the Labelgraphics acquisition of $5,049 and the York acquisition of $14,380, which the Company paid on July 2, 2012 and April 1, 2012, respectively.

Capital Resources

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. As a result of the first through sixth amendments, which were executed in fiscal 2011 through fiscal 2014, the following current provisions are in place for the Credit Facility. The expiration date is August 2016. The Credit Facility contains an election to increase the facility by up to an additional $100,000, subject to agreement by one or more lenders to increase its commitment.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at December 31, 2013: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.00 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The maximum consolidated leverage ratio has scheduled step downs to 3.50 to 1.00 in future periods. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of December 31, 2013.

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

At December 31, 2013, the aggregate commitment amount of $467,000 under the Credit Facility is comprised of the following: (i) a $130,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $297,000 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) March 31, 2014 through December 31, 2015—amortization of $8,250 and (ii) March 31, 2016 through June 30, 2016—amortization of $12,375, with the balance due at maturity.

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

The Company recorded $495 in interest expense for the three months ended December 31, 2013 and 2012, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $1,484 in interest expense for the nine months ended December 31, 2013 and 2012, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Facility at December 31, 2013 consisted of $51,763 under the U.S. Revolving Credit Facility and $11,739 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at December 31, 2013 in the amount of $10,179.

We believe that we have both sufficient short and long-term liquidity and financing at this time. We had a working capital position of $48,855 and $68,107 at December 31, 2013 and March 31, 2013, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2013:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$406,341	$34,285	$33,669	$337,631	$672	$73	$11
Capital leases	2,596	1,765	817	14	—	—	—
Interest on long-term debt (1)	48,223	19,279	17,662	11,154	73	44	11
Rent due under operating leases	68,588	13,016	10,542	8,582	6,765	5,802	23,881
Unconditional purchase obligations	3,106	3,106	—	—	—	—	—
Pension and post retirement obligations	1,064	13	42	65	78	90	776
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	20,688	15,868	1,122	3,082	—	616	—

Total contractual obligations	$550,606	$87,332	$63,854	$360,528	$7,588	$6,625	$24,679

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of December 31, 2013.
(2)	The table excludes $6,366 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Recent Acquisitions

On October 1, 2013, the Company acquired 100% of Watson, for $21,634 less net cash acquired of $143. Watson is the leading wet glue spirit label producer in the U.K. The purchase price includes a future performance based earn out of approximately 40% of the total purchase price which will be paid out in July 2014, assuming certain financial targets are met.

On October 1, 2013, the Company acquired 100% of Gern for $5,939. Gern is the premier wine label producer in Switzerland.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Their evaluation concluded that the disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2013.

During the quarter ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, MCC’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 15 in this Form 10-Q for update on legal proceedings.

Item 1A. Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2013.

Item 6. Exhibits

10.1	Asset Purchase Agreement, dated as of February 1, 2014, by and between Graphic Packaging International, Inc., Bluegrass Labels Company, LLC, MCC-Norwood, LLC, and Multi-Color Corporation

10.2	Seventh Amendment to Credit Agreement, made and entered into as of February 3, 2014, by and among Multi-Color Corporation, Collotype International Holdings Pty Ltd., the Approving Lenders, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A. and Westpac Banking Corporation

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation (Registrant)

Date: February 10, 2014	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial and Accounting Officer, Secretary