Form 10-K
period 2014-03-31
MULTI COLOR Corp
filed 2014-06-13
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $255,556,000 based upon the closing price of $33.93 per share of Common Stock on the NASDAQ Global Select Market as of September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

As of May 31, 2014, 16,430,285 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2014 Annual Meeting of Shareholders to be held on August 20, 2014 are incorporated by reference into Part III of this Form 10-K.

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors, including those contained in Item 1A in “Risk Factors”. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation: factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions; the ability to consummate and successfully integrate acquisitions; ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; ability to manage foreign operations; currency exchange rate fluctuations; the success and financial condition of the Company’s significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; the Company’s ability to maintain an effective system of internal control; the Company’s ability to remediate our material weaknesses in our internal control over financial reporting; availability, terms and development of capital and credit; cost and price changes; raw material cost pressures; availability of raw materials; ability to pass raw material cost increases to its customers; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations, legal proceedings and developments; risk associated with significant leverage; increases in general interest rate levels affecting the Company’s interest costs; ability to manage global political uncertainty; and terrorism and political unrest. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

(In thousands, except for statistical data)

OVERVIEW

Multi-Color Corporation (Multi-Color, MCC, We, Us, Our or the Company), headquartered near Cincinnati, Ohio, is a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home & personal care, wine & spirit, food & beverage, healthcare and specialty consumer products. MCC serves international brand owners in North, Central and South America, Europe, Australia, New Zealand, South Africa and China with a comprehensive range of the latest label technologies in Pressure Sensitive, Glue-Applied (Cut and Stack), In-Mold, Shrink Sleeve and Heat Transfer.

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

PRODUCTS AND SERVICES

The Company provides a wide range of products for the packaging needs of our customers and is one of the world’s largest producers of high quality pressure sensitive, in-mold and heat transfer labels, and a major manufacturer of glue-applied and shrink sleeve labels. The Company also provides a full complement of print methods including flexographic, lithographic, rotogravure, letterpress and digital, plus in-house pre-press services.

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

In-Mold Labels (IML):

The in-mold label process applies a label to a plastic container as the container is being formed in the mold cavity. The finished IML product is a finely detailed label that performs consistently well for plastic container manufacturers and adds marketing value and product security for consumer product companies.

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

Therimage™ is our pioneer heat transfer label technology developed primarily for applications involving plastic containers serving consumer markets in personal care, food and beverage, and home improvement products. The addition of the Clear ADvantage™ brand provides premium graphics on both glass and plastic containers enabling this decorating technology to achieve the highly sought after “no label” look for the health and beauty aid, beverage, personal care, household chemical and promotional markets. Our “ink only” and flameless HTL technology have increased our capabilities in this area. Flameless technology enables us to provide a solution to customers who want to remove open flames from their operations, which are normally required to pre-treat and post-treat containers for Therimage™ and Clear ADvantage™ products. Flameless technology has applications in all the aforementioned markets.

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

Our research and development expenditures were $4,751, $3,763 and $3,494 in 2014, 2013 and 2012, respectively.

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

We have continued to make progress in expanding our customer base and portfolio of products, services and manufacturing locations throughout the world. During 2014, 2013 and 2012, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17%, 15% and 14%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company. The acquisition of Collotype International Holdings Pty. Ltd based in Adelaide, Australia diversified our customer base into new product markets, primarily wine & spirit, and new geographic regions, primarily Australia and South Africa. We continued the diversification into Europe with the acquisitions of Guidotti CentroStampa, Monroe Etiquette, La Cromografica and Warszawski Dom Handlowy, with manufacturing plants in Italy, France and Poland, in fiscal 2011 and 2012. The fiscal 2012 acquisition of York Label Group, with manufacturing plants in the United States, Canada and Chile, expanded sales with existing customers as well as added customers from a wide spectrum of markets including consumer products, food & beverage, pharmaceutical and wine & spirit. We entered the Scottish wine & spirit market with the acquisition of Labelgraphics (Holdings) Ltd. in fiscal 2013 and John Watson & Company Limited in fiscal 2014, both located in Glasgow, Scotland. We entered the

Mexican label market with the acquisition of Flexo Print S.A. De C.V. in fiscal 2014, which is a leading producer of home & personal care, food & beverage, wine & spirit and pharmaceutical labels in Latin America. We also entered the Swiss label market with the acquisition of Gern & Cie SA, a premier wine label producer located in Neuchatel, Switzerland, in fiscal 2014. The acquisition of DI-NA-CAL based near Cincinnati, Ohio in fiscal 2014 extended our position in the heat transfer label market and added new customers we can support with a broad range of label technologies.

PRODUCTION AND QUALITY

To guarantee consistent quality results, all of our label decorating services are backed by aggressively implemented and administered quality programs and qualified technical support staff. Our certified ISO 9001 quality assurance program ensures excellence in every label.

Multi-Color’s comprehensive range of printing technologies facilitates our ability to respond quickly and effectively to changing customer needs. Our current printing technologies include flexographic, lithographic, rotogravure, letterpress and digital. Pre-press technology offerings include color separations, color management programs and in-house platemaking and tooling.

Our manufacturing operations involve complex processes and utilize factory automation to produce a consistent, high quality label. We employ state of the art technologies including digital platemaking and automated vision inspection systems complemented by a robust systemic quality management system.

EMPLOYEES

As of March 31, 2014, we had approximately 3,250 employees. Of the total employees, 48 are represented by the Graphics Communications Conference of the International Brotherhood of Teamsters Local 77P in the U.S. The related labor contracts with this union expire in July 2015 and June 2017, respectively. In addition, 69 are represented by the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers, International Union (USW) A.F.L.-C.I.O. Local 98 in Norwood, Ohio, and the related labor contract expires in April 2017. We also have three union agreements in Canada representing 47 employees; two Teamsters/Graphic Communications Conference, Local Union 555Ms, which expire in July 2016 and the Workers Union of Les Graphiques Corpco (CSN), which expires in January 2015. We consider our labor relations to be good and have not experienced any work stoppages during the previous decade. Our human resource and compensation systems have been developed to align our objectives with the goals of our shareholders.

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

On April 2, 2013, the Company acquired Labelmakers Wine Division in Adelaide, Australia and Imprimerie Champenoise in the Champagne region of France.

On August 1, 2013, the Company acquired 100% of Flexo Print S.A. De C.V., based in Guadalajara, Mexico, a leading producer of home & personal care, food & beverage, wine & spirit and pharmaceutical labels in Latin America. The acquisition provides Multi-Color with significant growth opportunities in Mexico through our many common customers, technologies and suppliers.

On October 1, 2013, the Company acquired Gern & Cie SA, the premier wine label producer in Switzerland, located in Neuchatel, Switzerland. Gern has similar customer profiles and technologies as our existing French operations.

On October 1, 2013, the Company acquired John Watson & Company Limited, based in Glasgow, Scotland, the leading glue-applied spirit label producer in the U.K. The business is ideally located for its key customers and is complementary to MCC’s existing business in Glasgow (formerly Labelgraphics), the leading pressure sensitive wine and spirit label producer in the same region.

On February 1, 2014, the Company acquired the assets of the DI-NA-CAL® label business, based near Cincinnati, Ohio, from Graphic Packaging International, Inc. DI-NA-CAL operates manufacturing facilities near Cincinnati, Ohio and Greensboro, North Carolina and provides decorative label solutions primarily in the heat transfer label markets for home & personal care and food & beverage through long-standing relationships with blue chip national and multi-national customers. The acquisition extends Multi-Color’s position in the heat transfer label market and allows us to support a number of new customers with a broader range of label technologies.

See Note 16 to our consolidated financial statements for geographic information relating to our net revenues and long-lived assets. See Note 3 to our consolidated financial statements for further information regarding acquisitions.

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

PATENTS AND LICENSES

We own a number of patents and patent applications in the U.S., Europe, Australia and South Africa that relate to the products and services we offer to our customers. Although these patents are important to us, we are not dependent upon any one patent. We believe that these patents, collectively, along with our ability to be a single source provider of many packaging needs, provide us with a competitive advantage over our competition. The expiration or unenforceability of any one of our patents would not have a material adverse effect on us.

REGULATION

Our operations are subject to regulation by federal, state and foreign (Argentina, Australia, Canada, Chile, China, France, Italy, Mexico, Poland, Scotland, Switzerland, and South Africa) environmental protection agencies. To ensure ongoing compliance with these requirements, we have implemented an internal compliance program. Additionally, we continue to make capital investments to maintain compliance with these environmental regulations and to improve our existing equipment. However, there can be no assurances that these regulations will not require expenditures beyond those that are currently anticipated.

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

We are subject to risks associated with our international operations, including compliance with applicable U.S. and foreign anti-corruption laws and regulations such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and other applicable anti-corruption laws, which may increase the cost of doing business in international jurisdictions.

We have operations in North, Central and South America, Europe, Australia, New Zealand, South Africa, and China and we intend to continue expansion of our international operations. As a result, our business is exposed to risks inherent in foreign operations. If we fail to adequately address the challenges and risks associated with our international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results. These risks, which can vary substantially by jurisdiction, include the difficulties associated with managing an organization with operations in multiple countries, compliance with differing laws and regulations (including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and local laws prohibiting payments to government officials and other corrupt practices, tax laws, regulations and rates), enforcing agreements and collecting receivables through foreign legal systems. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including material fines or prohibitions on our ability to offer our products in one or more countries, and could also materially damage our reputation, brand, international expansion efforts, business and operating results. Additional risks include the potential for restrictive actions by foreign governments, changes in economic conditions in each market, foreign customers who may have longer payment cycles than customers in the United States, the impact of economic, political and social instability of those countries in which we operate and acts of nature, such as typhoons, tsunamis, or earthquakes. The overall volatility of the economic environment has increased the risk of disruption and losses resulting from hyper-inflation, currency devaluation and tax or regulatory changes in certain countries in which we have operations. Approximately 37% of our sales were derived from our foreign operations (based on the country from which the product was shipped) during fiscal 2014.

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

We may not realize the anticipated benefits of, or be able to successfully integrate, our recent acquisitions.

Our expectations regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from acquisitions recently completed are based on information currently available to us and may prove to be incorrect. Our inability to realize any of the anticipated benefits of an acquisition and to successfully integrate the acquired assets into our existing business will have an adverse effect on our financial condition including potential impairment of goodwill and other assets.

We have a significant amount of goodwill and other intangible assets on our balance sheet that are subject to periodic impairment evaluations. In 2014, we wrote down goodwill and we may have similar charges in the future, which could have a material adverse impact on our financial condition and results of operations.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the fair value of the net identifiable tangible assets acquired. As of March 31, 2014, we had $547,633 of goodwill and intangible assets, the value of which depends on a number of factors, including earnings growth, market capitalization and the overall success of our business. Accounting standards require us to test goodwill for impairment annually, and more frequently when events or changes in circumstances indicate impairment may exist.

In the fourth quarter of fiscal 2014, we recorded a non-cash impairment charge of $13,475 related to goodwill in our Latin America Wine and Spirit reporting unit. There can be no assurance that future reviews of our goodwill and other intangible assets will not result in additional impairment charges. Although it does not affect cash flow, an impairment charge does have the effect of decreasing our earnings, assets and shareholders’ equity. Future events may occur that could adversely affect the value of our assets and require future impairment charges. Such events may include, but are not limited to, poor operating results, strategic decisions made in response to changes in economic and competitive conditions, the impact of a deteriorating economic environment and decreases in our market capitalization due to a decline in the trading price of our common stock.

During the early years of an acquisition, the risk of impairment to goodwill and intangible assets is naturally higher. This is because the fair values of these assets align very closely with what we recently paid to acquire the reporting units to which these assets are assigned. This means the difference between the carrying value of the reporting unit and its fair value (typically referred to as “headroom”) is naturally smaller at the time of acquisition. Until this headroom grows over time (due to business growth or lower carrying value of the reporting unit due to natural amortization, etc.), a relatively small decrease in reporting unit fair value can trigger an impairment. That fair value is affected by actual business performance but is also determined by the market (usually reflected in the value of our common stock). As a consequence, sometimes even with favorable business performance, the market alone can drive an impairment condition if general business valuations decline significantly. When impairment charges are triggered, they tend to be material due to the sheer size of the assets involved.

Our debt instruments impose operating and financial restrictions on us and, in the event of a default, would have a material adverse impact on our business and results of operations.

As of March 31, 2014, our consolidated indebtedness, including current maturities of long-term indebtedness, was $478,202, which could have important consequences including the following:

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

For the fiscal year ended March 31, 2014, one customer accounted for approximately 17% of our consolidated sales and our top twenty-five customers accounted for 55% of our consolidated sales. While we maintain sales contracts with certain of our largest customers, such contracts do not impose minimum purchase or volume requirements and these contracts require renewal on a regular basis in the ordinary course of business. Any termination of a business relationship with, or a significant sustained reduction in business received from, one or more of our largest customers could have a material adverse effect on our revenues and results of operations. The volume and type of services we provide all of our customers may vary from year to year and could be reduced if a customer were to change its outsourcing or print procurement strategy. We cannot guarantee that these contracts will be successfully renewed in the future. The loss or substantial reduction in business of any of our major customers could have a material adverse impact on our operating results and cash flows.

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

We have identified material weaknesses in our internal control over financial reporting that, if not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements.

As described in “Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of March 31, 2014 because material weaknesses existed in our internal control over financial reporting related to an insufficient complement of corporate accounting and finance personnel to design and execute an effective system of internal control, general information technology controls intended to restrict access to applications and data, and the design and operating effectiveness of internal controls over the accounting for other items. If we are unable to remediate our material weaknesses in a timely manner, we may be unable to provide holders of our securities with required financial information in a timely and reliable manner and we may incorrectly report financial information. Either of these events could have a material adverse effect on our operations, investor, supplier and customer confidence in our reported financial information and/or the trading price of our common stock.

We are involved on an ongoing basis in claims, lawsuits, and governmental proceedings relating to our operations, including environmental, commercial transactions, and other matters.

The ultimate outcome of these claims, lawsuits, and governmental proceedings cannot be predicted with certainty, but could have a material adverse effect on our financial condition, results of operations, and cash flow. We are also involved in other possible claims, including product and general liability, workers compensation, auto liability, and employment-related matters, some of which may be of a material nature or may be resolved in a manner that has a material adverse effect on our financial condition, results of operations, and cash flow. While we maintain insurance for certain of these exposures, the policies in place are high-deductible policies resulting in our assuming exposure for a layer of coverage with respect to such claims. For a more detailed discussion of our asserted claims, see Item 3 of Part I of this Form 10-K.

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

We are dependent upon the efforts of our senior management team. The success of our business is heavily dependent on our ability to retain our current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense, and we may not be able to retain our personnel. We have not entered into employment agreements with our key personnel, other than with our Chief Executive Officer and President and, effective April 1, 2014, our Chief Operating Officers, and these individuals may not continue in their present capacity with us for any particular period of time. Outside of the implementation of succession plans and executive transitions done in the normal course of business, the loss of the services of one or more members of our senior management team could require the remaining executive officers to divert immediate and substantial attention to seeking a replacement and would disrupt our business and impede our ability to execute our business strategy. Any inability to find a replacement for a departing executive officer on a timely basis could adversely affect our ability to operate and grow our business.

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

Our quarterly operating results have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside of our control, including:

•	timing of the completion of particular projects or orders;

•	material reduction, postponement or cancellation of major projects, or the loss of a major client;

•	timing and amount of new business;

•	differences in order flows;

•	sensitivity to the effects of changing economic conditions on our clients’ businesses;

•	the strength of the consumer products industry;

•	the relative mix of different types of work with differing margins;

•	costs relating to expansion or reduction of operations, including costs to integrate current and any future acquisitions;

•	changes in interest costs, foreign currency exchange rates and tax rates; and

•	costs associated with compliance with legal and regulatory requirements.

Because of this, we may be unable to adjust spending on fixed costs, such as building and equipment leases, depreciation and personnel costs, quickly enough to offset any revenue shortfall and our operating results could be adversely affected. Due to these factors or other unanticipated events, our financial and operating results in any one quarter may not be a reliable indicator of our future performance.

The price for our common stock can be volatile and unpredictable.

The market price of our common stock can be volatile and may experience broad fluctuations over short periods of time. The market price of our common stock may continue to experience strong fluctuations due to unexpected events, variations in our operating results, analysts’ earnings estimates or investors’ expectations concerning our future results and our business generally. In addition, regardless of our actual operating performance, the market price of our common stock may fluctuate due to broader market and industry factors.

If we fail to comply with U.S. public company reporting obligations or to maintain adequate internal controls over financial reporting, our business, results of operations and financial condition could be adversely affected.

As a U.S. public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, including preparing annual reports, quarterly reports and current reports. We are also subject to certain of the provisions of the Sarbanes-Oxley Act of 2002 and Dodd-Frank Act which, among other things, require enhanced disclosure of business, financial, compensation and governance information. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits, and restrict our ability to access financing. We currently have material weaknesses in our internal control over financial reporting that we are in the process of remediating, and we may identify areas requiring improvement with respect to our internal control over financial reporting, which may require us to design enhanced processes and controls to address any additional issues identified. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. If we fail to remediate our material weaknesses or to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud.

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

Although no preferred shares were outstanding as of March 31, 2014 and although we have no present plans to issue any preferred shares, our Articles of Incorporation authorize the Board of Directors to issue up to 1,000 preferred shares. The preferred shares may be issued in one or more series, the terms of which will be determined at the time of issuance by our Board of Directors without further action by the shareholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred shares could diminish the rights of holders of our common shares and, therefore, could reduce the value of our common shares. In addition, specific rights granted to future holders of preferred shares could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred shares and the foregoing anti-takeover provisions may prevent or frustrate attempts by a third party to acquire control of the Company, even if some of our shareholders consider such change of control to be beneficial.

ITEM 1B. UNRESOLVED SECURITIES AND EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2. PROPERTIES

(In thousands, except for statistical data)

As of March 31, 2014, the Company owned 9 manufacturing facilities in the U.S., France, South Africa, and Scotland and leased 22 manufacturing facilities in the U.S., Argentina, Australia, Canada, Chile, China, France, Italy, Mexico, Poland, Scotland and Switzerland.

See below for a listing of our 31 facilities at March 31, 2014:

Location	Approximate Square Feet	Owned/ Leased
United States:
Napa, California	52,000	Leased
Sonoma, California	47,500	Leased
Scottsburg, Indiana	120,500	Owned
Norway, Michigan	133,000	Owned
Asheville, North Carolina	53,500	Leased
Greensboro, North Carolina	51,120	Leased
Omaha, Nebraska	31,000	Leased
Batavia, Ohio	247,830	Owned
Norwood, Ohio	313,322	Owned
York, Pennsylvania	160,000	Leased
Chesapeake, Virginia	49,885	Leased
Green Bay, Wisconsin	39,600	Owned
Watertown, Wisconsin	63,300	Owned
International:
Mendoza, Argentina	10,273	Leased
Adelaide, Australia	65,246	Leased
Brisbane, Australia	42,744	Leased
Barossa, Australia	25,306	Leased
Griffith, Australia	21,775	Leased
Montreal, Canada	51,650	Leased
Santiago, Chile	150,610	Leased
Guangzhou, China	43,056	Leased
Dormans, France	16,145	Owned
Montagny, France	20,000	Leased
Florence, Italy	23,681	Leased
Lucca, Italy	119,479	Leased
Guadalajara, Mexico	82,990	Leased
Warsaw, Poland	61,657	Leased
Glasgow, Scotland	43,196	Owned
Glasgow, Scotland	29,562	Leased
Paarl, South Africa	114,343	Owned
Bevaix, Switzerland	15,069	Leased

All of the Company’s properties are in good condition, well maintained and adequate for our intended uses.

On October 16, 2013, the Company announced plans to consolidate our manufacturing facility located in El Dorado Hills, California, into the Napa, California facility. The transition was completed in the fourth quarter of fiscal 2014. In connection with the closure of the El Dorado Hills facility, we terminated our lease agreement as of March 31, 2014.

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

The Company is also subject to various legal claims and contingencies that arise out of the normal course of business, including claims related to commercial transactions, product liability, health and safety, taxes, environmental, employee-related matters and other matters. Litigation is subject to numerous uncertainties and the outcome of individual claims and contingencies is not predictable. It is possible that some legal matters for which reserves have or have not been established could result in an unfavorable outcome for the Company and any such unfavorable outcome could be of a material nature or have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade on the NASDAQ Global Select Market under the symbol LABL. The following table sets forth the high and low closing sales prices of our common stock (“Common Stock”) as reported on the NASDAQ Global Select Market during fiscal years 2014 and 2013. Our stock is thinly traded and accordingly, the prices below may not be indicative of prices at which a large number of shares can be traded or reflective of prices that would prevail in a more active market.

Quarter Ended	High	Low	Dividend Per Share
March 31, 2014	$37.15	$31.10	$0.05
December 31, 2013	$38.02	$32.50	$0.05
September 30, 2013	$35.06	$31.33	$0.05
June 30, 2013	$30.76	$24.97	$0.05
March 31, 2013	$25.79	$22.87	$0.05
December 31, 2012	$24.25	$20.95	$0.05
September 30, 2012	$24.00	$18.79	$0.05
June 30, 2012	$23.72	$18.11	$0.05

As of May 31, 2014, there were approximately 300 shareholders of record of the Common Stock.

Beginning in and since the fourth quarter of the fiscal year ended March 31, 2005, we have paid a quarterly dividend of $0.05 per common share.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares Multi-Color’s cumulative annual total shareholder return from March 31, 2009 through March 31, 2014, to that of the NASDAQ Market Index, a broad market index, and the Morningstar Packaging & Containers Index (“Morningstar Packaging & Containers”), an index of approximately 49 printing and packaging industry peer companies. The graph assumes that the value of the investment in the common stock and each index was $100 on March 31, 2009, and that all dividends were reinvested. Stock price performances shown in the graph are not indicative of future price performances.

COMPARISON OF CUMULATIVE TOTAL RETURN

$350
$300
$250
$200
$150
$100
$50
$0
2009
2010
2011
2012
2013
2014
Multi-Color Corp.
NASDAQ Market Index
Morningstar Packaging & Containers

ASSUMES $100 INVESTED ON MARCH 31, 2009
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MARCH 31, 2014

Company/Market/Peer Group	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/31/2013	3/31/2014
Multi-Color Corporation	$100.00	$99.57	$170.06	$191.02	$220.92	$301.67
NASDAQ Market Index	$100.00	$158.32	$185.32	$208.14	$223.01	$290.32
Morningstar Packaging & Containers	$100.00	$181.39	$225.12	$232.35	$291.11	$331.43

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Year Ended March 31,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
Net revenues	$706,432	$659,815	$510,247	$338,284	$276,821
Gross profit	132,057	126,351	98,284	67,978	48,601
Operating income	60,123	70,705	45,551	32,260	22,911
Net income attributable to Multi-Color Corporation	28,224	30,300	19,700	18,411	14,268
Basic earnings per common share	$1.73	$1.88	$1.34	$1.42	$1.17
Diluted earnings per common share	$1.70	$1.86	$1.32	$1.40	$1.16
Weighted average shares outstanding – basic	16,342	16,145	14,662	13,005	12,209
Weighted average shares outstanding – diluted	16,599	16,332	14,903	13,139	12,332
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20
Dividends paid	3,276	3,237	2,941	2,612	2,469
Working capital	56,993	68,107	34,869	30,357	19,934
Total assets	964,466	839,550	809,654	411,829	285,342
Short-term debt	42,648	23,946	24,471	12,304	10,001
Long-term debt	435,554	378,910	377,584	115,027	75,642
Stockholders’ equity	297,747	275,024	253,020	191,826	146,628

(1)	Fiscal 2014 results include a $13,475 impairment of goodwill related to our Latin America Wine & Spirit reporting unit. Fiscal 2014 results include $1,166 ($737 after-tax) in costs related to the consolidation of our manufacturing facilities located in El Dorado Hills, California into the Napa, California facility, $1,116 ($781 after-tax) of integration expenses related to the Labelmakers Wine Division acquisition and other income of $3,800 ($3,800 after-tax) from settlement of a legal claim.

(2)	Fiscal 2013 results include $1,531 ($1,194 after-tax) in costs related to the consolidation of our manufacturing facilities located in Montreal, Canada and Kansas City, Missouri into other existing facilities and $1,337 ($1,040 after-tax) of integration expenses related to the York Label Group (York) acquisition.

(3)	Fiscal 2012 results include a charge of $1,182 ($715 after-tax), related to the consolidation of the Kansas City, Missouri facility into other existing facilities, primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs. Results also include $5,608 ($3,727 after-tax) of integration expenses related to the acquisition of York.

(4)	Fiscal 2011 results include a charge of $2,800 ($1,750 after-tax) related to the settlement of a legal dispute with the John Henry Company. Results also include a pre-tax reduction of $258 ($192 after-tax) to the initial charge recorded in fiscal 2010, in connection with the relocation of the Company’s corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility, to incorporate the impact of the additional sublease income on the sublease of the remaining unoccupied space.

(5)	Fiscal 2010 results include a pre-tax gain of $3,451 ($2,141 after-tax) related to the sale of certain assets associated with the manufacture of gravure cylinders and a charge of $1,219 ($959 after-tax) for remaining lease obligations and other costs related to the relocation of the Company’s corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of acquisitions completed during recent fiscal years that would impact the comparability of the selected financial data above. During fiscal 2014, we acquired Imprimerie Champenosie, Labelmakers Wine Division, Flexo Print S.A. De C.V., Gern & Cie SA, John Watson & Company Limited and the DI-NA-CAL label business, which have manufacturing plants in France, Australia, Mexico, Switzerland, Scotland and the U.S., respectively. During fiscal 2013, we acquired Labelgraphics (Holdings) Ltd., which has a manufacturing plant in Scotland. During fiscal 2012, we acquired La Cromografica, Warszawski Dom Handlowy and York, which have manufacturing plants in Italy, Poland, the U.S., Canada and Chile.

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

	Percentage of Net Revenues
	2014	2013	2012
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	81.3%	80.9%	80.7%

Gross profit	18.7%	19.1%	19.3%
Selling, general and administrative expenses	8.1%	8.2%	10.1%
Facility closure expense	0.2%	0.2%	0.2%
Goodwill impairment	1.9%	0.0%	0.0%

Operating income	8.5%	10.7%	9.0%
Interest expense	3.1%	3.4%	2.9%
Other income, net	(0.9%)	(0.1%)	(0.1%)

Income before income taxes	6.3%	7.4%	6.2%
Income tax expense	2.3%	2.8%	2.3%

Net income	4.0%	4.6%	3.9%
Loss attributable to non-controlling interests	—	—	0.0%

Net income attributable to Multi-Color Corporation	4.0%	4.6%	3.9%

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

During fiscal 2014, the Company had net revenues of $706,432 compared to $659,815 in the prior year, an increase of 7% or $46,617. Acquisitions occurring after the beginning of fiscal 2013 accounted for a 7% increase in revenue. Organic revenues increased 3% in volume, offset by a 2% decrease due to the unfavorable impact of sales mix and pricing. Foreign exchange rates primarily driven by the depreciation of the Australian dollar led to a decrease of 1% in revenues year over year.

Gross profit increased $5,706 or 5% compared to the prior year. Acquisitions occurring after the beginning of fiscal 2013 contributed $6,135 to the gross profit increase. Gross margins remained relatively consistent at approximately 19% of net revenues compared to the prior year.

The label markets we serve exist in a competitive environment amidst price pressures. We continually search for ways to reduce our costs through improved production and labor efficiencies, reduced substrate waste, new substrate options and lower substrate pricing.

Operating income decreased $10,582 or 15% compared to the prior year due primarily to a non-cash goodwill impairment charge of $13,475. Acquisitions occurring after the beginning of fiscal 2013 contributed $2,489 to operating income in fiscal 2014. Operating income in fiscal 2014 includes $1,166 of expenses related to the consolidation of our manufacturing facilities located in El Dorado Hills, California into other existing facilities. Operating income in fiscal 2013 includes $1,531 of costs related to the consolidation of our manufacturing facilities located in Montreal, Canada and Kansas City, Missouri into other existing facilities.

Other income was $5,910 compared to $219 in the prior year. This increase was primarily due to adjustments to the supplemental purchase accruals of $2,451 and $3,800 related to the settlement of a legal claim.

During 2014, 2013 and 2012, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17%, 15% and 14%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

Our vision is global leadership in premium label solutions. We currently serve customers located throughout North, Central and South America, Europe, Australia, New Zealand, South Africa, and China. We continue to monitor and analyze new trends in the packaging and consumer products industries to ensure that we are providing appropriate services and products to our customers. Certain factors that influence our business include consumer spending, new product introductions, new packaging technologies and demographics.

Our primary objective for fiscal 2015 is to improve organic growth rates for both revenue and earnings. We expect growth to come from improved operating performance due to the finalization of integration of our acquisitions in North America, Europe and Australia. We continue to invest in additional and more productive capacity throughout our locations to support organic growth.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2014 AND MARCH 31, 2013

Net Revenues

	2014	2013	$ Change	% Change
Net Revenues	$706,432	$659,815	$46,617	7%

Net revenues increased 7% to $706,432 from $659,815 in the prior year. Acquisitions occurring after the beginning of fiscal 2013 accounted for a 7% increase in revenue. Organic revenues increased 3% in volume, offset by a 2% decrease due to the unfavorable impact of sales mix and pricing. Foreign exchange rates primarily driven by the depreciation of the Australian dollar led to a decrease of 1% in revenues year over year.

Cost of Revenues and Gross Profit

	2014	2013	$ Change	% Change
Cost of Revenues	$574,375	$533,464	$40,911	8%
% of Net Revenues	81.3%	80.9%
Gross Profit	$132,057	$126,351	$5,706	5%
% of Net Revenues	18.7%	19.1%

Cost of revenues increased 8% or $40,911 compared to the prior year. Acquisitions occurring after the beginning of fiscal 2013 accounted for an 8% increase in cost of sales. Included in the increase due to acquisitions is a charge of $190 for an adjustment related to the step-up of finished goods and work-in-process inventory in the purchase price accounting for DI-NA-CAL. The cost of revenues in the prior year was impacted by a one-time charge of $458 for an adjustment related to the step-up of finished goods and work-in-process inventory in the purchase price accounting for Labelgraphics.

Gross profit increased $5,706 or 5% compared to the prior year. Acquisitions occurring after the beginning of fiscal 2013 contributed $6,135 to the gross profit increase.

Selling, General and Administrative (SG&A) Expenses and Other Operating Items

	2014	2013	$ Change	% Change
Selling, General and Administrative Expenses	$57,293	$54,115	$3,178	6%
% of Net Revenues	8.1%	8.2%
Facility Closure Expense	$1,166	$1,531	$(365)	(24%)
% of Net Revenues	0.2%	0.2%

SG&A expenses increased $3,178 or 6% compared to the prior year. SG&A increased $3,692 primarily due to the impact of acquisitions occurring after the beginning of fiscal 2013, partially offset by favorable currency fluctuations of $842. SG&A expenses, as a percentage of net revenues, remained consistent at approximately 8% of net revenues compared to the prior year.

In October 2013, the Company announced plans to consolidate our manufacturing facility located in El Dorado Hills, California into the Napa, California facility. In connection with the closure of the El Dorado Hills facility, the Company recorded initial charges in the third quarter of fiscal 2014 of $1,382 for employee termination benefits, including severance and relocation and other costs. These were recorded in selling, general and administrative expenses in the consolidated statement of income. During the fourth quarter of fiscal 2014, the nature of the employee termination benefits was determined to be such that adjustments were made to reduce the pre-tax impact to the initial charge by $216. The total amount of charges related to closure for El Dorado Hills for fiscal 2014 was $1,166.

In the third quarter of fiscal 2013, the Company consolidated the two operations located in Montreal, Canada into one manufacturing facility. The Company incurred charges of $676 in fiscal 2013 related to fixed asset write-offs and relocation costs in conjunction with the plant consolidation.

Goodwill Impairment Loss

	2014	2013	$ Change	% Change
Goodwill Impairment Loss	$13,475	$—	$13,475	100%

After conducting our annual impairment testing, we recorded an impairment charge of $13,475 to reduce the carrying value of the goodwill of our Latin America Wine & Spirit reporting unit to fair value. See further details in the Critical Accounting Policies and Estimates section below.

Interest Expense and Other Income, net

	2014	2013	$ Change	% Change
Interest Expense	$21,776	$22,237	$(461)	(2%)
Other Income, net	$(5,910)	$(219)	$(5,691)	(2599%)

Interest expense decreased $461 or 2% compared to the prior year due primarily to the release of reserves in relation to uncertain tax positions and related accrued interest of $840 during fiscal 2014.

Other income was $5,910 in fiscal 2014 compared to $219 in the prior year. Supplemental purchase price amounts were due to the sellers of the Labelgraphics and John Watson businesses acquired in fiscal 2013 and 2014, respectively. During the fourth quarter of 2014, adjustments were made to other income for $2,451 to adjust the supplemental purchase accruals to management’s best estimate of the liability. See Note 3 to the Company’s consolidated financial statements. During the third quarter of fiscal 2014, we recorded income of $3,800 related to settlement of a legal claim.

Income Tax Expense

	2014	2013	$ Change	% Change
Income Tax Expense	$16,033	$18,387	$(2,354)	(13%)

The Company’s effective tax rate was 36% in fiscal 2014 compared to 38% in the prior year due primarily to the release of $3,295 in provisions for uncertain tax positions following the closure of tax audits. The Company expects its annual effective tax rate to be approximately 35% in fiscal year 2015.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2013 AND MARCH 31, 2012

Net Revenues

			$	%
	2013	2012	Change	Change
Net Revenues	$659,815	$510,247	$149,568	29%

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

Selling, General and Administrative (SG&A) Expenses and Other Operating Items

			$	%
	2013	2012	Change	Change
Selling, General and Administrative Expenses	$54,115	$51,551	$2,564	5%
% of Net Revenues	8.2%	10.1%
Facility Closure Expense	$1,531	$1,182	$349	30%
% of Net Revenues	0.2%	0.2%

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

Interest Expense and Other Income, net

			$	%
	2013	2012	Change	Change
Interest Expense	$22,237	$15,010	$7,227	48%
Other Income, net	$(219)	$(583)	$364	62%

Interest expense increased $7,227 or 48% compared to the prior year due primarily to a full year of interest on the debt used to finance the acquisition of York.

Other income decreased $364 compared to the prior year primarily due to lower realized gains on foreign exchange in fiscal 2013.

Income Tax Expense

			$	%
	2013	2012	Change	Change
Income Tax Expense	$18,387	$11,456	$6,931	61%

The Company’s effective tax rate was 38% in fiscal 2013 compared to 37% in the prior year due primarily to a shift in the geographical mix of worldwide earnings between domestic and foreign jurisdictions.

Liquidity and Capital Resources

Summary of Cash Flows

Net cash provided by operating activities was $80,617 in 2014 compared to $69,713 in 2013. Our net working capital use of $5,027 in 2014 decreased from $8,001 in 2013. Net income attributable to Multi-Color Corporation adjusted for non-cash expenses primarily of depreciation and amortization, goodwill impairment loss and changes in deferred taxes was $85,644 in 2014 compared to $77,714 in 2013 driven by increased sales and gross profits from acquisitions.

Net cash provided by operating activities increased to $69,713 in 2013 from $56,477 in 2012. The net working capital use of $8,001 in 2013 decreased from a source of $1,426 in 2012. This was more than offset by net cash inflows from net income attributable to Multi-Color Corporation adjusted for non-cash expenses primarily of depreciation and amortization and changes in deferred taxes of $77,714 in 2013 over $55,051 in 2012 due primarily to growth through acquisitions.

Net cash used in investing activities was $153,375 in 2014, $42,649 in 2013 and $294,891 in 2012 of which $133,499, $15,979 and $275,872 was used for acquisitions in those years. The remaining net usage of $19,876 in 2014, $26,670 in 2013 and $19,019 in 2012 were capital expenditure related, primarily for presses net of various sales or lease-back proceeds. The projected amount of capital expenditures for 2015 is $33,000.

Net cash provided by financing activities was $67,480 in 2014, which consisted of $73,224 of net borrowings and $2,025 of net proceeds from various stock transactions offset by dividends paid of $3,276, debt issuance costs of $1,364, and a $3,129 deferred payment related to the York acquisition.

Net cash used by financing activities was $21,189 in 2013, which consisted of dividends paid of $3,237, deferred payments of $14,380 and $5,049 related to the York and Labelgraphics acquisitions respectively, less $283 of net borrowings and $1,194 from the issuance of stock.

Net cash provided by financing activities was $233,781 in 2012 which consisted of $255,883 of net borrowings and $1,587 from the issuance of stock offset by dividends paid of $2,941, debt issuance costs of $8,562, and $12,186 in deferred payments related to acquisitions.

Capital Resources

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $315,000 term loan, which the Company drew down on in conjunction with the York Label Group acquisition in October 2011. In February 2014, the Company executed the seventh amendment to the Credit Facility to access $100,000 to fund the acquisition of the DI-NA-CAL label business (see Note 3). As a result of the first through seventh amendments, which were executed in fiscal 2011 through fiscal 2014, the following current provisions are in place for the Credit Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at March 31, 2014: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.25 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The maximum consolidated leverage ratio has scheduled step downs to 3.50 to 1.00 in future periods. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of March 31, 2014. The expiration date is August 2016.

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

At March 31, 2014, the aggregate commitment amount of $556,875 under the Credit Facility is comprised of the following: (i) a $155,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $361,875 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) March 31, 2014 through December 31, 2015—amortization of $10,125 and (ii) March 31, 2016 through June 30, 2016—amortization of $15,188, with the balance due at maturity.

In the fourth quarter of fiscal 2014, the Company incurred $1,364 in debt issuance costs related to the debt modification that occurred as a result of the seventh amendment to the Credit Facility. We analyzed the new loan costs and the existing unamortized loan costs related to the prior agreement allocated to the amended revolving line of credit and term loan separately to determine the amount of costs to be capitalized and the amount to be expensed. As a result of the analysis, the Company recorded $99 to selling, general and administrative expenses in fiscal 2014 to expense certain third-party fees related to the modification of the term loan. The remaining new and unamortized deferred loan costs are being deferred and amortized over the term of the modified agreement.

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

The Company recorded $2,057, $1,979 and $1,474 in interest expense for the years ending March 31, 2014, 2013 and 2012, respectively, in the consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Facility at March 31, 2014 consisted of $70,263 under the U.S. Revolving Credit Facility and $11,464 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at March 31, 2014 in the amount of $8,731.

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

In October 2011, in connection with the drawdown of the $315,000 term loan for the acquisition of York Label Group, the Company entered into three forward starting non-amortizing Swaps for a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Facility, which was 4.896% as of March 31, 2014.

We believe that we have both sufficient short and long-term liquidity and financing at this time. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We had a working capital position of $56,993 and $68,107 at March 31, 2014 and 2013, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2014:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$475,997	$40,920	$45,893	$388,881	$260	$43	$—
Capital leases	2,205	1,728	477	—	—	—	—
Interest on long-term debt (1)	52,711	22,329	21,505	8,862	13	2	—
Rent due under operating leases	70,604	12,970	10,633	9,003	7,299	6,238	24,461
Unconditional purchase obligations	7,731	7,731	—	—	—	—	—
Pension and post retirement obligations	1,074	21	34	50	63	118	788
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	14,002	10,307	1,123	1,950	—	622	—

Total contractual obligations	$624,324	$96,006	$79,665	$408,746	$7,635	$7,023	$25,249

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of March 31, 2014.
(2)	The table excludes $4,161 in liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Recent Acquisitions

On February 1, 2014, the Company acquired the assets of the DI-NA-CAL label business, based near Cincinnati, Ohio, from Graphic Packaging International, Inc. for $80,667. DI-NA-CAL operates manufacturing facilities near Cincinnati, Ohio and Greensboro, North Carolina and provides decorative label solutions primarily in the heat transfer label markets for home & personal care and food & beverage through long-standing relationships with blue chip national and multi-national customers. The acquisition extends Multi-Color’s position in the heat transfer label market and allows us to support a number of new customers with a broader range of label technologies.

On October 1, 2013, the Company acquired John Watson & Company Limited (Watson), based in Glasgow, Scotland, for $21,634 less net cash acquired of $143. Watson is the leading glue-applied spirit label producer in the U.K. The business is ideally located for its key customers and is complementary to MCC’s existing business in Glasgow (formerly Labelgraphics), the leading pressure sensitive wine and spirit label producer in the same region.

On October 1, 2013, the Company acquired Gern & Cie SA (Gern), the premier wine label producer in Switzerland, located in Neuchatel, Switzerland for $5,939. Gern has similar customer profiles and technologies as our existing French operations.

On August 1, 2013, the Company acquired Flexo Print S.A. De C.V., based in Guadalajara, Mexico, for $31,847 plus net debt assumed of $2,324. Flexo Print is a leading producer of home & personal care, food & beverage, wine & spirit and pharmaceutical labels in Latin America. The acquisition provides Multi-Color with significant growth opportunities in Mexico through our many common customers, technologies and suppliers.

On April 2, 2013, the Company acquired Labelmakers Wine Division in Adelaide, Australia and Imprimerie Champenoise in the Champagne region of France for $7,362.

On April 2, 2012, the Company acquired Labelgraphics, a wine & spirit label specialist located in Glasgow, Scotland, for $24,634 plus net debt assumed of $712. The purchase price includes a future performance based earnout of approximately 15% of the above total. The acquisition expanded MCC’s global presence in the wine & spirit label market, particularly in the United Kingdom.

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

On April 1, 2011, the Company acquired La Cromografica, an Italian wine label specialist located in Florence, Italy, for $9,880 plus net debt assumed of $1,628. La Cromografica specializes in high quality wine labels for Italian premium wines and provides further access to the Italian wine label market.

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

Business Combinations

The Company allocates the purchase price of its acquisitions to the assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. The Company shall report in its consolidated financial statements provisional amounts for the items for which accounting is incomplete. Goodwill is adjusted for any changes to provisional amounts made within the measurement period. The Company utilizes management estimates and an independent third-party valuation firm to assist in determining the fair values of assets acquired and liabilities assumed. Such estimates and valuations require the Company to make significant assumptions, including projections of future events and operating performance.

Goodwill and Other Acquired Intangible Assets

Impairment reviews comparing fair value to carrying value are highly judgmental and involve the use of significant estimates and assumptions, which determine whether there is potential impairment and the amount of any impairment charge recorded. Fair value assessments involve estimates of discounted cash flows that are dependent upon discount rates and long-term assumptions regarding future sales and margin trends, market conditions, cash flow and multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Actual results may differ from these estimates. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements, as described in Note 20. See further information about our policy for fair value measurements within this section below and in Note 20.

A portion of our goodwill and intangible assets relate to our Latin America Wine & Spirit (LA W&S) reporting unit. Due to lower operating performance as a result of increased competition caused by market conditions and pricing pressures in our Chilean operations, the fiscal 2014 analyses resulted in a $13,475 impairment charge related to goodwill. No impairment charges were recorded related to intangible assets in 2014.

Goodwill. Goodwill is not amortized and is reviewed for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. No events or changes in circumstances occurred in 2014 that required impairment testing in between annual tests. The 2013 and 2012 tests did not indicate impairment; however an impairment charge resulted from the 2014 test.

Goodwill has been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s divisions. The Company can evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying value and whether it is necessary to perform the two-step goodwill impairment test. For all but two of our reporting units, the Company performed a qualitative assessment and determined that it was not more likely than not that the fair values of the reporting unit is less than the carrying value. Due to lower operating performance as a result of increased competition caused by market conditions and pricing pressures in our Chilean operations, the Company performed the first step of the two-step goodwill impairment test for LA W&S. Due to changes in sales forecasts during fiscal 2014, the Company performed the first step of the two-step goodwill impairment test for the Latin America Consumer Product Goods (LA CPG) reporting unit.

The first step of the impairment test compares the fair value of the reporting unit to the carrying value. We estimated the fair value of the reporting units using a combination of: (i) a market approach based on multiples of revenue and EBITDA from recent comparable transactions and other market data; and (ii) an income approach based on expected future cash flows discounted at 17% in 2014. The discount rate reflects the additional industry-specific risk corresponding to the lower perceived revenue and EBITDA multiples for the industry. The market approach and the income approach were weighted equally based on judgment of the comparability of the recent transactions and the risks inherent in estimating future cash flows. We considered recent economic and industry trends, as well as risk in executing our current plans from the perspective of a hypothetical buyer in estimating expected future cash flows in the income approach.

For LA CPG, the first step of the impairment test did not indicate potential impairment as the estimated fair value of the reporting unit exceeded the carrying amount. As a result, the second step of the impairment test was not required. For the LA W&S reporting unit, the first step of the impairment test indicated potential impairment, which was measured in the second step.

The second step measures the implied value of goodwill by subtracting the fair value of our LA W&S reporting unit’s assets and liabilities, including intangible assets, from the fair value of LA W&S as estimated in step 1. The goodwill impairment charge was measured as the difference between the implied fair value of goodwill and the estimated carrying value. The impairment loss recorded is an estimate, as the step 2 analysis is not complete. The loss of $13,475 is probable and represents management’s best estimate. The fair value appraisals of the fixed assets and lease intangibles were not completed prior to the filing date of this Form 10-K. Once the final step 2 valuations are completed, any resulting adjustments will be recognized in the first quarter of fiscal 2015. A change in management and completion of significant workforce reductions during the third quarter of fiscal 2014 did not result in significant improvement in operating results in the fourth quarter, which indicated the existence of potential impairment. If operating performance does not improve in Latin America, the related assets’ carrying values may be impacted and further analysis may be necessary in future quarters.

Significant assumptions used to estimate the fair value of the LA W&S reporting unit include estimates of future cash flows, discount rate and multiples of revenue and EBITDA. These assumptions are typically not considered individually because assumptions used to select one variable should also be considered when selecting other variables; however, sensitivity of the overall fair value assessment to each significant variable is also considered. In the 2014 analysis, a 1% increase in the selected discount rate would have resulted in $600 of additional impairment, and a 5% decrease in the selected multiples of revenue and EBITDA would have resulted in $500 of additional impairment.

Intangible Assets. Intangible assets with definite useful lives are amortized over periods of up to 21 years based on a number of assumptions including estimated period of economic benefit and utilization. Intangible assets are tested for impairment when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values. Tests are performed over asset groups at the lowest level of identifiable cash flows.

Our intangible assets in the LA W&S reporting unit consist of customer relationships with definite lives. The weighted average remaining lives of our LA W&S customer relationships is 17 years. Our intangible assets in our Mexican operations consist of customer relationships with definite lives. The weighted average remaining lives of our Mexican customer relationships is 16 years. The failure of step 1 of the goodwill impairment analysis for LA W&S and changes in sales forecasts for our Mexican operations were impairment indicators in fiscal 2014. As a result, we tested the related intangible assets for impairment by comparing (i) estimates of undiscounted future cash flows, before interest charges, included in the our operating plans versus (ii) the carrying values of the related assets. The undiscounted cash flows associated with the other amortizable intangible assets were greater than the carrying value for both LA W&S and Mexico, and therefore, no impairment was present. No impairment indicators existed in 2013 or 2012.

Impairment of Long-Lived Assets

We review long-lived assets for impairment when events or changes in circumstances indicate that assets might be impaired and the related carrying amounts may not be recoverable. Changes in market conditions and/or losses of a production line could have a material impact on the consolidated statements of income. The determination of whether impairment exists involves various estimates and assumptions, including the determination of the undiscounted cash flows estimated to be generated by the assets involved in the review. The cash flow estimates are based upon our historical experience, adjusted to reflect estimated future market and operating conditions. Measurement of an impairment loss requires a determination of fair value. We base our estimates of fair values on quoted market prices when available, independent appraisals as appropriate and industry trends or other market knowledge. Tests are performed over asset groups at the lowest level of identifiable cash flows.

Changes in market conditions and pricing pressures were impairment indicators for our Chilean business in fiscal 2014. Changes in sales forecasts were impairment indicators for our Mexican operations in fiscal 2014. Due to the nature of a start-up operation, we have experienced losses in our Chinese location. As a result, we tested the related long-lived assets for impairment. The undiscounted cash flows associated with the long-lived assets in Chile, Mexico and China were greater than their carrying values, and therefore, no impairment was present. No impairment indicators existed in 2013 or 2012.

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

The Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 at March 31, 2014 to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income.

The Company has entered into multiple forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments to purchase presses and other equipment. The forward contracts are designated as fair value hedges. The Company adjusts the carrying value of the derivative to the estimated fair value and records the adjustment in other income and expense in the consolidated statements of income.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Goodwill and intangible assets are typically valued using Level 3 inputs.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued revised accounting guidance on the reporting of reclassifications out of accumulated other comprehensive income. The amendment requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012, which for the Company was the fiscal year beginning April 1, 2013. We chose to present the new disclosure requirements in the notes to the consolidated financial statements (see Note 19 of the consolidated financial statements).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(In thousands, except for statistical data)

Multi-Color does not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed to variable-rate debt ratio or to manage foreign currency exchange rate volatility.

Multi-Color is exposed to market risks from changes in interest rates on certain of its outstanding debt. The outstanding loan balance under our Credit Facility bears interest at a variable rate based on prevailing short-term interest rates in the United States and Australia. In April 2008, the Company entered into two interest rate swaps (Swaps), a $40,000 non-amortizing Swap and a $40,000 amortizing Swap, to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Swaps expired in February 2013 and resulted in interest payments based on fixed rates of 3.45% for the non-amortizing Swap and 3.04% for the amortizing Swap, plus the applicable margin per the requirements in the Credit Facility ranging from 2.00% to 3.50% based on the Company’s leverage ratio (see Note 9 to the Company’s consolidated financial statements). In October 2011, in connection with the draw down of the $315,000 term loan for the acquisition of York Label Group, the Company entered into three forward starting non-amortizing Swaps for a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Facility. Based on the outstanding debt at March 31, 2014, a 100 basis point change in the interest rate would change interest expense by approximately $3,544 annually.

Foreign currency exchange risk arises from our international operations in Argentina, Australia, Canada, Central America, Chile, China, Europe, and South Africa as well as from transactions with customers or suppliers denominated in foreign currencies. The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rate for each monthly period. As foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. During fiscal 2014, approximately 37% of our net sales were made by our foreign subsidiaries and their combined net income, was 18% of the Company’s net income prior to the $13,475 impairment charge to goodwill.

The balance sheets of our foreign subsidiaries are translated into U.S. dollars at the closing exchange rates of each monthly balance sheet date. During fiscal 2014, the Company recorded an unrealized foreign currency translation loss of $6,753 in other comprehensive income as a result of movements in foreign currency exchange rates related to the Argentinean Peso, Australian Dollar, British Pound, Canadian Dollar, Chilean Peso, Chinese Yuan, Euro, Mexican Peso, Polish Zloty, South African Rand and the Swiss Franc. See Notes 2 and 19 to the Company’s consolidated financial statements. As of March 31, 2014, a 10% change in these foreign exchange rates would change shareholders’ equity by approximately $30,000. This hypothetical change was calculated by multiplying the net assets of each of our foreign subsidiaries by a 10% change in the applicable foreign exchange rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because they are either not required or the information is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Multi-Color Corporation:

We have audited the accompanying consolidated balance sheet of Multi-Color Corporation and subsidiaries (the Company) as of March 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation and subsidiaries as of March 31, 2014, and the results of their operations and their cash flows for the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 13, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Cincinnati, Ohio

June 13, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Multi-Color Corporation:

We have audited Multi-Color Corporation’s and subsidiaries (the Company) internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting (Item9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to an insufficient complement of corporate accounting and finance personnel to design and execute an effective system of internal control, general information technology controls intended to restrict access to applications and data, and the design and operating effectiveness of internal controls over the accounting for significant transactions have been identified and included in management’s assessment.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired six businesses during the year ended March 31, 2014, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, the six acquired businesses’ internal control over financial reporting associated with total assets of $177.9 million and total net revenues of $48.8 million included in the consolidated financial statements of Multi-Color Corporation and subsidiaries as of and for the year ended March 31, 2014. Our audit of internal control over financial reporting of Multi-Color Corporation and subsidiaries also excluded an evaluation of the internal control over financial reporting of the acquired businesses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Multi-Color Corporation and subsidiaries as of March 31, 2014 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the period ended March 31, 2014. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of those consolidated financial statements, and this report does not affect our report dated June 13, 2014, which expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Cincinnati, Ohio

June 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

We have audited the accompanying consolidated balance sheet of Multi-Color Corporation (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation and subsidiaries as of March 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

June 14, 2013

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31

(In thousands, except per share data)

	2014	2013	2012
Net revenues	$706,432	$659,815	$510,247
Cost of revenues	574,375	533,464	411,963

Gross profit	132,057	126,351	98,284
Selling, general and administrative expenses	57,293	54,115	51,551
Facility closure expense	1,166	1,531	1,182
Goodwill impairment	13,475	—	—

Operating income	60,123	70,705	45,551
Interest expense	21,776	22,237	15,010
Other income, net	(5,910)	(219)	(583)

Income before income taxes	44,257	48,687	31,124
Income tax expense	16,033	18,387	11,456

Net income	28,224	30,300	19,668
Loss attributable to non-controlling interests	—	—	32

Net income attributable to Multi-Color Corporation	$28,224	$30,300	$19,700

Weighted average shares and equivalents outstanding:
Basic	16,342	16,145	14,662
Diluted	16,599	16,332	14,903

Basic earnings per common share	$1.73	$1.88	$1.34
Diluted earnings per common share	$1.70	$1.86	$1.32
Dividends per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended March 31

(In thousands)

	2014	2013	2012
Net income including non-controlling interests	$28,224	$30,300	$19,668
Other comprehensive income (loss):
Unrealized foreign currency translation loss (1)	(6,753)	(6,589)	(5,580)
Unrealized gain (loss) on interest rate swaps, net of tax (2)	877	(724)	81
Additional minimum pension liability, net of tax (3)	226	(14)	(234)

Total other comprehensive loss	(5,650)	(7,327)	(5,733)

Comprehensive income	22,574	22,973	13,935
Comprehensive loss attributable to non-controlling interests	—	—	32

Comprehensive income attributable to Multi-Color Corporation	$22,574	$22,973	$13,967

(1)	Amount is not net of tax as the earnings are reinvested within foreign jurisdictions. The amounts for the years ended March 31, 2013 and 2012 include a tax impact of $284 and $455, respectively, related to the settlement of a Euro denominated loan.
(2)	Amounts are net of tax of $555, $454 and $51 for the years ended March 31, 2014, 2013 and 2012, respectively.
(3)	Amounts are net of tax of $142, $9 and $146 for the years ended March 31, 2014, 2013 and 2012, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of March 31

(In thousands, except per share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$10,020	$15,737
Accounts receivable, net	118,906	102,996
Other receivables	6,737	4,257
Inventories, net	56,296	48,734
Deferred income tax assets	11,144	9,796
Prepaid expenses and other current assets	10,321	9,024

Total current assets	213,424	190,544
Assets held for sale	60	60
Property, plant and equipment, net	194,589	178,552
Goodwill	391,690	347,671
Intangible assets, net	155,943	116,785
Deferred financing fees and other non-current assets	7,619	5,271
Deferred income tax assets	1,141	667

Total assets	$964,466	$839,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$42,648	$23,946
Accounts payable	69,405	61,759
Accrued expenses and other liabilities	44,378	36,732

Total current liabilities	156,431	122,437
Long-term debt	435,554	378,910
Deferred income tax liabilities	56,561	43,115
Other liabilities	18,173	20,064

Total liabilities	666,719	564,526
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 16,571 and 16,246 shares issued at March 31, 2014 and 2013, respectively	994	971
Paid-in capital	132,344	126,174
Treasury stock, 161 and 89 shares at cost at March 31, 2014 and 2013, respectively	(3,760)	(1,114)
Restricted stock	(717)	(591)
Retained earnings	172,052	147,100
Accumulated other comprehensive income (loss)	(3,166)	2,484

Total stockholders’ equity	297,747	275,024

Total liabilities and stockholders’ equity	$964,466	$839,550

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Number of Shares Issued	Amount	Paid-In Capital	Treasury Stock	Restricted Stock	Non- Controlling Interest	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
March 31, 2011	13,394	$677	$73,374	$(647)	$(400)	$—	$103,278	$15,544	$191,826
Net income (loss)						(32)	19,700		19,668
Other comprehensive loss								(5,733)	(5,733)
Acquisition of non-controlling interest						939			939
Non-controlling interest activity						(65)			(65)
Buy-out of non-controlling interest						(842)			(842)
Issuance of common stock	2,813	280	48,496						48,776
Excess tax benefit from stock based compensation			338						338
Restricted stock grant		1	249		(250)				—
Share-based compensation			787		275				1,062
Shares acquired under employee plans	1			(8)					(8)
Common stock dividends							(2,941)		(2,941)

March 31, 2012	16,208	$958	$123,244	$(655)	$(375)	$—	$120,037	$9,811	$253,020
Net income							30,300		30,300
Other comprehensive loss								(7,327)	(7,327)
Issuance of common stock	127	11	1,261						1,272
Excess tax benefit from stock based compensation			200						200
Restricted stock grant		2	518		(520)				—
Share-based compensation			951		304				1,255
Shares acquired under employee plans				(459)					(459)
Common stock dividends							(3,237)		(3,237)

March 31, 2013	16,335	$971	$126,174	$(1,114)	$(591)	$—	$147,100	$2,484	$275,024
Net income							28,224		28,224
Other comprehensive loss								(5,650)	(5,650)
Issuance of common stock	220	21	3,901						3,922
Excess tax benefit from stock based compensation			648						648
Restricted stock grant	16	2	518		(520)				—
Share-based compensation			1,103		394				1,497
Shares acquired under employee plans				(846)					(846)
Treasury stock purchase in settlement of claim				(1,800)					(1,800)
Common stock dividends							(3,272)		(3,272)

March 31, 2014	16,571	$994	$132,344	$(3,760)	$(717)	$—	$172,052	$(3,166)	$297,747

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31

(In thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Multi-Color Corporation	$28,224	$30,300	$19,700
Adjustments to reconcile net income attributable to Multi-Color Corporation to net cash provided by operating activities:
Depreciation	27,995	26,851	20,718
Amortization of intangible assets	9,823	9,493	6,456
Amortization of deferred financing costs	2,057	1,979	1,474
Goodwill impairment charge	13,475	—	—
Net loss (gain) on disposal of property, plant and equipment	539	402	(160)
Loss on write-off of deferred financing fees	—	—	490
Stock based compensation expense	1,497	1,255	1,062
Excess tax benefit from stock based compensation	(648)	(200)	(338)
Deferred income taxes, net	6,482	7,634	5,649
Gain on settlement of claim	(3,800)	—	—
Net decrease (increase) in accounts receivable	4,825	(812)	(1,766)
Net decrease (increase) in inventories	34	(2,458)	3,544
Net (increase) decrease in prepaid expenses and other assets	(186)	104	225
Net decrease in accounts payable	(6,088)	(3,891)	(2,389)
Net (decrease) increase in accrued expenses and other liabilities	(3,612)	(944)	1,812

Net cash provided by operating activities	80,617	69,713	56,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,365)	(28,638)	(23,008)
Investment in acquisitions, net of cash acquired	(133,499)	(15,979)	(275,872)
Short-term refunds on equipment	5,568	—	—
Proceeds from sale of Kansas City facility	—	625	—
Proceeds from sale of property, plant and equipment	4,921	1,343	4,021
Other	—	—	(32)

Net cash used in investing activities	(153,375)	(42,649)	(294,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	239,342	200,868	155,115
Payments under revolving lines of credit	(212,401)	(173,619)	(198,734)
Borrowings of long-term debt	76,872	1,234	316,962
Repayment of long-term debt	(30,589)	(28,200)	(17,460)
Payment of York deferred payment	(3,129)	(14,380)	—
Treasury stock purchase in settlement of claim	(1,800)	—	—
Payment of Labelgraphics deferred payment	—	(5,049)	—
Payment of acquisition related contingent consideration	—	—	(12,186)
Proceeds from issuance of common stock	3,177	994	1,249
Excess tax benefit from stock based compensation	648	200	338
Debt issuance costs	(1,364)	—	(8,562)
Dividends paid	(3,276)	(3,237)	(2,941)

Net cash provided by/(used in) financing activities	67,480	(21,189)	233,781

Effect of foreign exchange rate changes on cash	(439)	(152)	(505)

Net (decrease)/increase in cash and cash equivalents	(5,717)	5,723	(5,138)
Cash and cash equivalents, beginning of year	15,737	10,014	15,152

Cash and cash equivalents, end of year	$10,020	$15,737	$10,014

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(1) THE COMPANY

Multi-Color Corporation (Multi-Color, MCC, we, us, our or the Company), headquartered near Cincinnati, Ohio, is a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home & personal care, wine & spirit, food & beverage, healthcare and specialty consumer products. MCC serves international brand owners in North, Central and South America, Europe, Australia, New Zealand, South Africa and China with a comprehensive range of the latest label technologies in Pressure Sensitive, Glue-Applied (Cut and Stack), In-Mold, Shrink Sleeve and Heat Transfer.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

References to 2014, 2013 and 2012 are for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. The consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year classifications.

As of March 31, 2014, the Company’s operations were conducted through the Consumer Product Goods and Wine & Spirit operating segments, which are aggregated into one reportable segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” The metrics used by management to assess the performance of the Company’s operating segments include revenue trends, gross profit margin and operating margin. The Company’s operating segments have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.

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

Business Combinations

The Company allocates the purchase price of its acquisitions to the assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. The Company utilizes management estimates and an independent third-party valuation firm to assist in determining these fair values. The excess of the acquisition price over the estimated fair value of the net assets is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Acquisition-related transaction costs are recognized separately from the business combination and expensed as incurred.

Revenue Recognition

The Company recognizes revenue on sales of products when the customer receives title to the goods and risk of loss transfers to the customer, which is generally upon shipment or delivery depending on sales terms, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectability is reasonably assured. Revenues are generally denominated in the currency of the country from which the product is shipped and are net of applicable returns and discounts.

Shipping fees billed to customers are included in net revenues and shipping costs are included in cost of revenues in the consolidated statements of income. Taxes collected from customers and remitted to governmental authorities in applicable jurisdictions are excluded from net revenues.

Cost of Revenues

Cost of revenues primarily consists of direct materials and supplies consumed in the manufacture of product, as well as manufacturing labor, depreciation expense and direct overhead expense necessary to acquire and convert the purchased materials and supplies into finished product. Cost of revenues also includes inbound freight costs and costs to distribute products to customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) primarily consist of sales and marketing costs, corporate and divisional administrative and other costs and depreciation and amortization expense related to non-manufacturing assets. Advertising costs are charged to expense as incurred and were minimal in 2014, 2013 and 2012.

Research and Development Costs

Research and development costs are charged to expense as incurred and were $4,751, $3,763 and $3,494 in 2014, 2013 and 2012, respectively.

Cash and Cash Equivalents

The Company records all highly liquid short-term investments with maturities of three months or less as cash equivalents. At March 31, 2014 and 2013, the Company had cash in foreign bank accounts of $6,400 and $7,699, respectively.

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

Goodwill and Other Acquired Intangible Assets

Impairment reviews comparing fair value to carrying value are highly judgmental and involve the use of significant estimates and assumptions, which determine whether there is potential impairment and the amount of any impairment charge recorded. Fair value assessments involve estimates of discounted cash flows that are dependent upon discount rates and long-term assumptions regarding future sales and margin trends, market conditions, cash flow and multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Actual results may differ from these estimates. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements, as described in Note 20. See further information about our policy for fair value measurements within this section below and in Note 20. See further information regarding our impairment tests in Note 7.

Goodwill. Goodwill is not amortized and is reviewed for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Goodwill has been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s divisions. The Company can evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying value and whether it is necessary to perform the two-step goodwill impairment test. The first step of the impairment test compares the fair value of the reporting unit to the carrying value. We estimate the fair value using a combination of: (i) a market approach based on multiples of revenue and EBITDA from recent comparable transactions and other market data; and (ii) an income approach based on expected future discounted cash flows.

Intangible Assets. Intangible assets with definite useful lives are amortized over periods of up to 21 years based on a number of assumptions including estimated period of economic benefit and utilization. Intangible assets are tested for impairment when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values. We test for impairment by comparing (i) estimates of undiscounted future cash flows, before interest charges, included in the our operating plans to (ii) the carrying values of the related assets. Tests are performed over asset groups at the lowest level of identifiable cash flows.

Impairment of Long-Lived Assets

We review long-lived assets for impairment when events or changes in circumstances indicate that assets might be impaired and the related carrying amounts may not be recoverable. Changes in market conditions and/or losses of a production line could have a material impact on the consolidated statements of income. The determination of whether impairment exists involves various estimates and assumptions, including the determination of the undiscounted cash flows estimated to be generated by the assets involved in the review. The cash flow estimates are based upon our historical experience, adjusted to reflect estimated future market and operating conditions. Measurement of an impairment loss requires a determination of fair value. We base our estimates of fair values on quoted market prices when available, independent appraisals as appropriate and industry trends or other market knowledge. Tests are performed over asset groups at the lowest level of identifiable cash flows.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value and recognizing the resulting gains or losses as adjustments to the consolidated statements of income or accumulated other comprehensive income. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company manages interest costs using a mixture of fixed rate and variable rate debt. Additionally, the Company enters into interest rate swaps (Swaps) whereby it agrees to exchange with a counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

The Company’s Swaps have been designated as effective cash flow hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other comprehensive income. If a hedge or portion thereof were determined to be ineffective, any changes in fair value would be recorded in other income and expense in the consolidated statements of income.

The Company manages foreign currency exchange rate risk of foreign currency denominated firm commitments to purchase presses and other equipment by entering into forward currency contracts. The forward contracts have been designated as effective fair value hedges at inception. The Company evaluates effectiveness on an ongoing quarterly basis and therefore, any changes in fair value are recorded in other income and expense in the consolidated statements of income to offset the foreign currency effect of the transactions.

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

The Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 at March 31, 2014 to convert variable interest rates on a portion of outstanding debt to fixed interest rates. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income.

The Company has entered into multiple forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments to purchase presses and other equipment. The forward contracts are designated as fair value hedges. The Company adjusts the carrying value of the derivative to the estimated fair value and records the adjustment in other income and expense in the consolidated statements of income.

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

Foreign Exchange

The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive income as a component of stockholders’ equity and were a loss of $6,753 and $6,589 during fiscal 2014 and 2013, respectively. Transaction gains and losses are reported in other income and expense in the consolidated statements of income.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued revised accounting guidance on the reporting of reclassifications out of accumulated other comprehensive income. The amendment requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012, which for the Company was the fiscal year beginning April 1, 2013. We chose to present the new disclosure requirements in the notes to the consolidated financial statements (see Note 19).

(3) ACQUISITIONS

DI-NA-CAL Summary

On February 1, 2014, the Company acquired the assets of the DI-NA-CAL label business, based near Cincinnati, Ohio, from Graphic Packaging International, Inc., which was accounted for as a business combination. DI-NA-CAL operates manufacturing facilities near Cincinnati, Ohio and Greensboro, North Carolina and provides decorative label solutions primarily in the heat transfer label markets for home & personal care and food & beverage through long-standing relationships with blue chip national and multi-national customers. The acquisition extends Multi-Color’s position in the heat transfer label market and allows us to support a number of new customers with a broader range of label technologies. The results of DI-NA-CAL’s operations were included in the Company’s consolidated financial statements beginning February 1, 2014.

The purchase price for DI-NA-CAL consisted of cash of $80,667, which was funded through borrowings under the Credit Facility (see Note 8 for details of the Credit Facility). Upon closing, $8,067 of the purchase price was deposited into an escrow account and is to be released to the seller on the 18 month anniversary of the closing date in accordance with the provisions of the escrow agreement. The escrow amount is to fund certain potential obligations of the seller with respect to the transaction. The Company spent $305 in acquisition expenses related to the DI-NA-CAL acquisition, which was recorded in selling, general and administrative expenses in the consolidated statements of income.

John Watson & Company Limited (Watson) Summary

On October 1, 2013, the Company acquired 100% of Watson based in Glasgow, Scotland. Watson is the leading glue-applied spirit label producer in the U.K. The business is ideally located for its key customers and is complementary to MCC’s existing business in Glasgow (formerly Labelgraphics), the leading pressure sensitive wine and spirit label producer in the same region. The results of Watson’s operations were included in the Company’s consolidated financial statements beginning October 1, 2013.

The purchase price for Watson consisted of the following:

Cash from proceeds of borrowings	$13,136
Contingent consideration	8,498

Purchase price, before cash acquired	21,634
Net cash acquired	(143)

Total purchase price	$21,491

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 8 for details of the Credit Facility). The purchase price includes a future performance based earnout of $8,498, estimated as of the acquisition date, which is to be paid out in July 2014. The amount of the earnout is based on a comparison between EBITDA for the acquired business for fiscal 2013 and fiscal 2014 less certain adjustments and any claims to fund certain potential indemnification obligations of the seller with respect to the transaction. An additional $1,063 related to the earnout due to the sellers was accrued in the fourth quarter of fiscal 2014 based on better than estimated fiscal 2014 performance by the acquired company compared to estimates made at the time of the acquisition, which was recorded in other expense in the consolidated statements of income. The Company spent $284 in acquisition expenses related to the Watson acquisition, which was recorded in selling, general and administrative expenses in the consolidated statements of income.

Flexo Print S.A. De C.V. (Flexo Print) Summary

On August 1, 2013, the Company acquired 100% of Flexo Print based in Guadalajara, Mexico. Flexo Print is a leading producer of home & personal care, food & beverage, wine & spirit and pharmaceutical labels in Latin America. The acquisition provides Multi-Color with significant growth opportunities in Mexico through our many common customers, technologies and suppliers. The results of Flexo Print’s operations were included in the Company’s consolidated financial statements beginning August 1, 2013.

The purchase price for Flexo Print consisted of the following:

Cash from proceeds of borrowings	$29,134
Deferred payment	2,713

Purchase price, before debt assumed	31,847
Net debt assumed	2,324

Total purchase price	$34,171

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 8 for details of the Credit Facility). Assumed net debt includes $2,884 of bank debt less $560 of cash acquired. Upon closing, $3,058 of the purchase price was deposited into an escrow account, and an additional $1,956 of the purchase price was retained by MCC and is deferred until the third anniversary of the closing date, at which time it should be deposited into the escrow account. These combined escrow amounts are to be released to the seller on the fifth anniversary of the closing date in accordance with the purchase agreement. An additional $757 of the purchase price was retained by MCC at closing and is to be paid to the seller on the 3rd anniversary of the closing date in accordance with the purchase agreement. The combined escrow and retention amounts are to fund certain potential indemnification obligations of the seller with respect to the transaction. The Company spent $357 in acquisition expenses related to the Flexo Print acquisition, which was recorded in selling, general and administrative expenses in the consolidated statements of income.

In the fourth quarter of fiscal 2014, the Company reduced the deferred payment by $1,157 in settlement of an indemnification claim.

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

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 8 for details of the Credit Facility). Assumed net debt includes $757 of bank debt and capital leases less $45 of cash acquired. The purchase price includes a future performance based earnout of $3,461, estimated as of the acquisition date, which is to be paid out in July 2014. The amount of the earnout is based on a comparison between EBITDA for the acquired business for fiscal 2012 and the average for fiscal 2013 and fiscal 2014 less certain adjustments and any claims to fund certain potential indemnification obligations of the seller with respect to the transaction. The accrual related to the earnout due to sellers was decreased to $500 in the fourth quarter of fiscal 2014 based upon the actual results of the acquired company for fiscal 2013 and 2014 compared to the estimates made at the time of acquisition. The Company spent $394 in acquisition expenses related to the Labelgraphics acquisition, which was recorded in selling, general and administrative expenses in the consolidated statements of income.

Purchase Price Allocation and Other Items

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for DI-NA-CAL, Watson and Flexo Print will be finalized prior to the end of January 2015, September 2014 and July 2014, respectively, once independent fair value appraisals of assets and liabilities and valuation of tax liabilities are finalized. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for Labelgraphics was finalized during the fourth quarter of fiscal year 2013 as the independent fair value appraisals of assets and liabilities and valuation of tax liabilities were finalized. There were no material changes to the preliminary purchase price or related allocation for Labelgraphics.

Based on fair value estimates, the final purchase prices for DI-NA-CAL, Watson, Flexo Print and Labelgraphics have been allocated to individual assets acquired and liabilities assumed as follows:

	DI-NA-CAL	Watson	Flexo Print	Labelgraphics
Assets Acquired:
Net cash acquired	$—	$143	$—	$—
Accounts receivable	7,672	4,606	7,915	3,275
Inventories	3,329	1,974	2,072	1,794
Property, plant and equipment	7,803	5,404	11,522	8,680
Intangible assets	37,700	4,090	5,367	10,319
Goodwill	28,869	9,518	16,222	9,786
Other assets	52	487	6,732	2,679

Total assets acquired	85,425	26,222	49,830	36,533

Liabilities Assumed:
Accounts payable	4,273	2,610	7,177	6,954
Accrued income taxes payable	—	285	247	693
Accrued expenses and other liabilities	485	728	5,010	375
Net debt assumed	—	—	2,324	712
Deferred tax liabilities	—	965	3,225	3,165

Total liabilities assumed	4,758	4,588	17,983	11,899

Net assets acquired	$80,667	$21,634	$31,847	$24,634

The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	DI-NA-CAL		Watson		Flexo Print		Labelgraphics
	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$34,550	21 years	$4,090	20 years	$5,367	17 years	$9,775	20 years
Trademarks	—	—	—	—	—	—	320	2 years
Non-compete agreements	3,150	7 years	—	—	—	—	224	5 years

Total identifiable intangible assets	$37,700		$4,090		$5,367		$10,319

Identifiable intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization. The weighted-average amortization period for identifiable intangible assets acquired in the DI-NA-CAL, Watson, Flexo Print and Labelgraphics acquisitions is 20, 20, 17 and 19 years, respectively.

The goodwill for DI-NA-CAL is attributable to access to new blue chip national and multi-national customers and the acquired workforce. The goodwill for Flexo Print is attributable to access to the Mexican label market and the acquired workforce. The goodwill for Watson and Labelgraphics is attributable to access to the UK spirit label market and the acquired workforce. None of the goodwill arising from the Watson, Flexo Print, or Labelgraphics acquisitions is deductible for income tax purposes. Approximately $28,869 of the goodwill arising from the DI-NA-CAL acquisition is deductible for income tax purposes. Below is a roll forward of the acquisition goodwill from acquisition date to March 31, 2014:

	DI-NA-CAL	Watson	Flexo Print	Labelgraphics
Balance at acquisition date	$28,869	$9,518	$16,222	$9,786
Foreign exchange impact	—	275	(409)	391

Balance at March 31, 2014	$28,869	$9,793	$15,813	$10,177

The accounts receivable acquired as part of the DI-NA-CAL acquisition had a fair value of $7,672 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $7,719 and the estimated contractual cash flows that are not expected to be collected are $47. The accounts receivable acquired as part of the Watson acquisition had a fair value of $4,606 at the acquisition date. The gross contractual value of the receivables prior to any adjustment was $4,623 and the estimated contractual cash flows that are not expected to be collected are $17. The accounts receivable acquired as part of the Flexo Print acquisition had a fair value of $7,915 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $8,258 and the estimated contractual cash flows that are not expected to be collected are $343. The accounts receivable acquired as part of the Labelgraphics acquisition had a fair value of $3,275 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $3,403 and the estimated contractual cash flows that are not expected to be collected are $128.

The net revenues and net income of DI-NA-CAL included in the consolidated statements of income from the acquisition date through March 31, 2014 were $11,763 and $822, respectively. The net revenues and net income of Watson included in the consolidated statements of income from the acquisition date through March 31, 2014 were $9,259 and $690, respectively. The net revenues and net income of Flexo Print included in the consolidated statements of income from the acquisition date through March 31, 2014 were $15,017 and $269, respectively.

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

Other Acquisition Activity

On October 1, 2013, the Company acquired Gern & Cie SA (Gern) in Neuchatel, Switzerland for $5,939. Gern is the premier wine label producer in Switzerland, with similar customer profiles and technologies as our existing French operations. On April 2, 2013, the Company completed acquisitions in Australia and France for $7,362. In Adelaide, Australia, MCC acquired Labelmakers Wine Division. In the Champagne region of France, MCC acquired Imprimerie Champenoise, which increases our ability to support local champagne producers in the region. The results of operations of these acquired businesses have been included in the consolidated financial statements since the date of acquisition and have been determined to be individually and collectively immaterial for further disclosure.

On October 3, 2011, the Company acquired York Label Group (York), including its joint venture in Santiago, Chile, for $329,204 plus net debt assumed of $9,870. York, which was headquartered in Omaha, Nebraska, is a leader in the home & personal care, food & beverage and wine & spirit label markets with manufacturing facilities in the U.S., Canada and Chile.

Of the purchase price, $21,309 was to be paid on April 1, 2012 and of this amount, $2,500 was required to be deposited into an escrow account to satisfy DLJ South American Partners, L.P. (“DLJ”)‘s indemnification obligations with respect to the transaction. On April 1, 2012, the Company paid DLJ $11,880 and deposited $2,500 into escrow in accordance with the Purchase Agreement. The balance due DLJ of $6,929 was subject to dispute as further described in Note 17 and was placed into a separate escrow account controlled by the Company. During December 2013, an agreement in principle was reached to settle the dispute. Pursuant to the Settlement Agreement entered into on January 23, 2014, and as further described in Note 17, the accrual was reduced to $3,129 and a gain of $3,800 was recorded to other income in the third quarter of fiscal 2014. In the fourth quarter of fiscal 2014, in accordance with the Settlement Agreement, $1,800 in escrow shares were released to the Company and additional payments were paid and received by the parties. The Settlement Agreement reflects a compromise regarding disputed claims and is not to be construed as an admission of liability or fault by any of the parties.

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

On April 1, 2011, the Company acquired La Cromografica, an Italian wine label specialist located in Florence, Italy, for $9,880 plus net debt assumed of $1,628.

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

	2014	2013	2012
Balance at beginning of year	$1,652	$1,070	$584
Provision	807	827	560
Accounts written-off	(407)	(227)	(64)
Foreign exchange	(24)	(18)	(10)

Total	$2,028	$1,652	$1,070

(5) INVENTORIES

The Company’s inventories as of March 31 consisted of the following:

	2014	2013
Finished goods	$30,276	$26,839
Work-in-process	7,539	7,918
Raw materials	21,503	18,533

Total inventories, gross	59,318	53,290
Inventory reserves	(3,022)	(4,556)

Total inventories, net	$56,296	$48,734

(6) PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment as of March 31 consisted of the following:

	2014	2013
Land	$2,495	$1,981
Buildings	37,300	35,513
Machinery and equipment	257,287	219,662
Furniture, fixtures, computer equipment and software	20,741	17,784
Construction in progress	6,959	11,785

Property, plant and equipment, gross	324,782	286,725
Accumulated depreciation	(130,193)	(108,173)

Property, plant and equipment, net	$194,589	$178,552

Total depreciation expense for 2014, 2013 and 2012 was $27,995, $26,851 and $20,718, respectively.

Changes in market conditions and pricing pressures were impairment indicators for our Chilean business in fiscal 2014. Changes in sales forecasts were impairment indicators for our Mexican operations in fiscal 2014. Due to the nature of a start-up operation, we have experienced losses in our Chinese location. As a result, we tested the related long-lived assets for impairment. The undiscounted cash flows associated with the long-lived assets in Chile, Mexico and China were greater than their carrying values, and therefore, no impairment was present. No impairment indicators existed in 2013 or 2012.

(7) GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill consisted of the following:

Balance at March 31, 2012	$342,189
Acquisition of Labelgraphics	9,786
Adjustment to York acquisition	(991)
Currency translation	(3,313)

Balance at March 31, 2013	$347,671
Acquisitions	62,092
Impairment charge	(13,475)
Currency translation	(4,598)

Balance at March 31, 2014	$391,690

For all but two of our reporting units, the Company performed a qualitative assessment and determined that it was not more likely than not that the fair values of the reporting unit is less than the carrying value. Due to lower operating performance as a result of increased competition caused by market conditions and pricing pressures in our Chilean operations, the Company performed the first step of the two-step goodwill impairment test for the Latin America Wine & Spirit (LA W&S) reporting unit. Due to changes in sales forecasts during fiscal 2014, the Company performed the first step of the two-step goodwill impairment test for the Latin America Consumer Product Goods (LA CPG) reporting unit.

The first step of the impairment test compares the fair value of the reporting unit to the carrying value. We estimated the fair value of the reporting units using a combination of: (i) a market approach based on multiples of revenue and EBITDA from recent comparable transactions and other market data; and (ii) an income approach based on expected future cash flows discounted at 17% in 2014. The discount rate reflects the additional industry-specific risk corresponding to the lower perceived revenue and EBITDA multiples for the industry. The market approach and the income approach were weighted equally based on judgment of the comparability of the recent transactions and the risks inherent in estimating future cash flows. We considered recent economic and industry trends, as well as risk in executing our current plans from the perspective of a hypothetical buyer in estimating expected future cash flows in the income approach.

For LA CPG, the first step of the impairment test did not indicate potential impairment as the estimated fair value of the reporting unit exceeded the carrying amount. As a result, the second step of the impairment test was not required. For the LA W&S reporting unit, the first step of the impairment test indicated potential impairment, which was measured in the second step.

The second step measures the implied value of goodwill by subtracting the fair value of our LA W&S reporting unit’s assets and liabilities, including intangible assets, from the fair value of LA W&S as estimated in step 1. The goodwill impairment charge was measured as the difference between the implied fair value of goodwill and the estimated carrying value. The impairment charge of $13,475 was recorded during the fourth quarter of fiscal 2014 and resulted in a reduction in goodwill, leaving a balance of $6,698 in goodwill related to LA W&S as of March 31, 2014. The impairment loss recorded is an estimate, as the step 2 analysis is not complete. The loss is probable and represents management’s best estimate. The fair value appraisals of the fixed assets and lease intangibles were not completed prior to the filing date of this Form 10-K. Once the final step 2 valuations are completed, any resulting adjustments will be recognized in the first quarter of fiscal 2015. A change in management and completion of significant workforce reductions during the third quarter of fiscal 2014 did not result in significant improvement in operating results in the fourth quarter, which indicated the existence of potential impairment. If operating performance does not improve in Latin America, the related assets’ carrying values may be impacted and further analysis may be necessary in future quarters.

Significant assumptions used to estimate the fair value of the LA W&S reporting unit include estimates of future cash flows, discount rate and multiples of revenue and EBITDA. These assumptions are typically not considered individually because assumptions used to select one variable should also be considered when selecting other variables; however, sensitivity of the overall fair value assessment to each significant variable is also considered. In the 2014 analysis, a 1% increase in the selected discount rate would have resulted in $600 of additional impairment, and a 5% decrease in the selected multiples of revenue and EBITDA would have resulted in $500 of additional impairment.

No events or changes in circumstances occurred in 2014 that required impairment testing in between annual tests. The 2013 and 2012 tests did not indicate impairment.

In fiscal 2013, the $991 reduction to goodwill arising from the York acquisition includes a $400 increase in the fair value of intangible assets based on a revision to the inputs used in the independent appraisal of customer relationships during the first quarter of fiscal 2013. The remaining net $206 change during the first and second quarter of fiscal 2013 consists of adjustments recorded to the valuation of inventory, primarily a $222 true-up of inventory that, based on the best available information at the time, was fully reserved in the opening balance sheet. Upon a detailed review completed in the first quarter of fiscal 2013, it was determined that a portion of this inventory could be used in operations. During the third quarter of fiscal 2013, goodwill arising from the York acquisition decreased $385 due to the completion of the reconciliation of the opening balance sheet for the foreign operations in Chile at the beginning of the third quarter. This resulted in numerous reclassifications among trade receivables, inventory, prepaid expenses, accounts payable and accrued liabilities and adjustments to goodwill for prepaid expenses, receivables and liabilities that existed at the acquisition date. The Company also finalized the valuation of tax liabilities in the third quarter of fiscal 2013. The net $991 increase in the value of net assets acquired resulted in an offsetting decrease to goodwill.

See Note 3 to our consolidated financial statements for further information regarding acquisitions.

The Company’s intangible assets as of March 31, 2014 consisted of the following:

	Balance at cost at March 31, 2013	Acquisitions	Foreign Exchange	Intangibles at Cost	Accumulated Amortization	Net Intangibles at March 31, 2014
Customer relationships	$136,321	$46,137	$(1,050)	$181,408	$(30,069)	$151,339
Technologies	1,598	—	(37)	1,561	(1,360)	201
Trademarks	1,012	—	7	1,019	(1,019)	—
Licensing intangible	2,408	—	66	2,474	(1,842)	632
Non-compete agreements	214	3,934	(76)	4,072	(301)	3,771

Total	$141,553	$50,071	$(1,090)	$190,534	$(34,591)	$155,943

The Company’s intangible assets as of March 31, 2013 consisted of the following:

	Balance at cost at March 31, 2012	Labelgraphics Acquisition	Adjustment to York Acquisition	Foreign Exchange	Intangibles at Cost	Accumulated Amortization	Net Intangibles at March 31, 2013
Customer relationships	$127,322	$9,775	$400	$(1,176)	$136,321	$(21,374)	$114,947
Technologies	1,608	—	—	(10)	1,598	(1,141)	457
Trademarks	705	320	—	(13)	1,012	(860)	152
Licensing intangible	2,468	—	—	(60)	2,408	(1,349)	1,059
Non-compete agreement	—	224	—	(10)	214	(44)	170

Total	$132,103	$10,319	$400	$(1,269)	$141,553	$(24,768)	$116,785

The intangible assets were established in connection with completed acquisitions. They are amortized, using the straight-line method, over their estimated useful lives based on a number of assumptions including customer attrition rates, percentage of revenue attributable to technologies, royalty rates and projected future revenue growth. The weighted-average amortization period for the intangible assets acquired in fiscal 2014 is 19 years. The weighted-average amortization period for the intangible assets acquired in fiscal 2013 is 19 years. Total amortization expense for 2014, 2013 and 2012 was $9,823, $9,493 and $6,456, respectively.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	7 to 21 years
Technologies	7 to 8 years
Trademarks	1 to 2 years
Licensing intangible	5 years
Non-compete agreements	5 years

The annual estimated amortization expense for future years is as follows:

Fiscal 2015	$11,656
Fiscal 2016	11,077
Fiscal 2017	10,951
Fiscal 2018	10,904
Fiscal 2019	10,765
Thereafter	100,590

Total	$155,943

Our intangible assets in the LA W&S reporting unit consist of customer relationships with definite lives. The weighted average remaining lives of our LA W&S customer relationships is 17 years. Our intangible assets in our Mexican operations consist of customer relationships with definite lives. The weighted average remaining lives of our Mexican customer relationships is 16 years. The failure of step 1 of the goodwill impairment analysis for LA W&S and changes in sales forecasts for our Mexican operations were impairment indicators in fiscal 2014. As a result, we tested the related intangible assets for impairment. The undiscounted cash flows associated with the other amortizable intangible assets were greater than the carrying value for both LA W&S and Mexico, and therefore, no impairment was present. No impairment indicators existed in 2013 or 2012.

(8) DEBT

The components of the Company’s debt consisted of the following as of March 31:

	2014	2013
U.S. Revolving Credit Facility, 3.93% and 3.95% weighted variable interest rate at March 31, 2014 and March 31, 2013, respectively, due in 2016	$84,200	$88,125
Term Loan Facility, 3.73% and 3.78% variable interest rate at March 31, 2014 and March 31, 2013, respectively, due in quarterly installments from 2015 to 2016	361,875	309,375
Australian Sub-Facility, 6.20% variable interest rate at March 31, 2014, due in 2016	28,536	—
Capital leases	2,205	2,747
Other subsidiary debt	1,386	2,609

Total debt	478,202	402,856
Less current portion of debt	(42,648)	(23,946)

Total long-term debt	$435,554	$378,910

The following is a schedule of future annual principal payments as of March 31, 2014:

	Debt	Capital Leases	Total
Fiscal 2015	$40,920	$1,728	$42,648
Fiscal 2016	45,893	477	46,370
Fiscal 2017	388,881	—	388,881
Fiscal 2018	260	—	260
Fiscal 2019	43	—	43
Thereafter	—	—	—

Total	$475,997	$2,205	$478,202

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment increased the aggregate principal amount to $500,000 with an additional $315,000 term loan, which the Company drew down on in conjunction with the York Label Group acquisition in October 2011. In February 2014, the Company executed the seventh amendment to the Credit Facility to access $100,000 to fund the acquisition of the DI-NA-CAL label business (see Note 3). As a result of the first through seventh amendments, which were executed in fiscal 2011 through fiscal 2014, the following current provisions are in place for the Credit Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at March 31, 2014: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.25 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The maximum consolidated leverage ratio has scheduled step downs to 3.50 to 1.00 in future periods. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of March 31, 2014. The expiration date is August 2016.

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

At March 31, 2014, the aggregate commitment amount of $556,875 under the Credit Facility is comprised of the following: (i) a $155,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $361,875 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) March 31, 2014 through December 31, 2015—amortization of $10,125 and (ii) March 31, 2016 through June 30, 2016—amortization of $15,188, with the balance due at maturity.

In the fourth quarter of fiscal 2014, the Company incurred $1,364 in debt issuance costs related to the debt modification that occurred as a result of the seventh amendment to the Credit Facility. We analyzed the new loan costs and the existing unamortized loan costs related to the prior agreement allocated to the amended revolving line of credit and term loan separately to determine the amount of costs to be capitalized and the amount to be expensed. As a result of the analysis, the Company recorded $99 to selling, general and administrative expenses in fiscal 2014 to expense certain third-party fees related to the modification of the term loan. The remaining new and unamortized deferred loan costs are being deferred and amortized over the term of the modified agreement.

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

The Company recorded $2,057, $1,979 and $1,474 in interest expense for the years ending March 31, 2014, 2013 and 2012, respectively, in the consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Facility at March 31, 2014 consisted of $70,263 under the U.S. Revolving Credit Facility and $11,464 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at March 31, 2014 in the amount of $8,731.

Capital Leases

The present value of the net minimum payments on the capitalized leases as of March 31 is as follows:

	2014	2013
Total minimum lease payments	$2,261	$2,858
Less amount representing interest	(56)	(111)

Present value of net minimum lease payments	2,205	2,747
Current portion	(1,728)	(1,693)

Capitalized lease obligations, less current portion	$477	$1,054

Included in the consolidated balance sheet as of March 31, 2014 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $8,677 and $4,096, respectively. Included in the consolidated balance sheet as of March 31, 2013 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $10,465 and $3,320, respectively. The capitalized leases carry interest rates from 2.70% to 6.84% and mature from fiscal 2015 to fiscal 2016.

(9) FINANCIAL INSTRUMENTS

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

In October 2011, in connection with the drawdown of the $315,000 term loan for the acquisition of York Label Group, the Company entered into three forward starting non-amortizing Swaps for a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Facility, which was 3.50% as of March 31, 2014.

The Swaps are designated as cash flow hedges, with the effective portion of gains and losses, net of tax, measured on an ongoing basis, recorded in accumulated other comprehensive income. If a hedge or a portion thereof were determined to be ineffective, any gains and losses would be recorded in interest expense in the consolidated statements of income. The amount of gain (loss) on the interest rate swaps recognized in other comprehensive income (OCI) was as follows:

	2014	2013
Gain (loss) recognized in OCI on interest rate swaps (effective portion)	$1,432	$(1,179)

There was no hedge ineffectiveness related to the Swaps during the years ended March 31, 2014 and 2013. During the next 12 months, the amount of the gains (losses) included in the March 31, 2014 accumulated OCI balance that is expected to be reclassified into the consolidated statements of income is not material. The fair value of the Swaps was included in other long-term liabilities on the consolidated balance sheets. See Note 20 for additional information on the fair value of the Swaps.

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

At March 31, 2014, the Company has entered into multiple foreign currency forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments to purchase presses and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the consolidated statements of income in the same period during which the related hedged items affect the consolidated statements of income.

The amount of gain (loss) on the foreign currency forward contracts recognized in the consolidated statements of income was as follows:

	2014	2013
Gain (loss) on foreign currency forward contracts	$52	$(47)
Gain (loss) on related hedged items	$(67)	$59

At March 31, 2014, the Company has entered into a foreign currency forward contract to fix the U.S. dollar value of certain intercompany loan payments. This contract was not designated as a hedging instrument; therefore, changes in the fair value of the contract are immediately recognized in other income and expense in the consolidated statements of income and were not material to the consolidated results of operations during the years ended March 31, 2014 and 2013.

The fair value of the contracts designated as hedging instruments was included in prepaid expenses and other current assets on the consolidated balance sheets. The fair value of the contract not designated as a hedging instrument was included in accrued expenses and other liabilities. See Note 20 for additional information on the fair value of the contracts.

(10) ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s accrued expenses and other liabilities consisted of the following as of March 31:

	2014	2013
Deferred payment (1)	$—	$6,929
Accrued payroll and benefits	17,531	15,076
Unrecognized tax benefits (including interest and penalties)	—	225
Accrued income taxes	2,366	1,152
Professional fees	391	482
Accrued taxes other than income taxes	1,210	1,205
Deferred lease incentive	453	518
Accrued interest	115	197
Accrued severance	1,123	580
Customer rebates	1,818	1,061
Deferred press payments	650	4,418
Plant consolidation costs (2)	744	—
Contingent consideration	10,307	—
Other	7,670	4,889

Total accrued expenses and other liabilities	$44,378	$36,732

(1)	The balance at March 31, 2013 consisted of deferred payment of $6,929 related to the acquisition of York Label Group that was originally due to be paid on April 1, 2012. At that time, the amount due was in dispute and $6,929 was placed in an escrow account controlled by the Company. During December 2013, an agreement in principle was reached to settle the dispute. Pursuant to the Settlement Agreement entered into on January 23, 2014, and as further described in Note 17, the accrual was reduced to $3,129 and a gain of $3,800 was recorded to other income in the third quarter of fiscal 2014. In the fourth quarter of fiscal 2014, $3,129 was paid in accordance with the Settlement Agreement.

(2)	The balance at March 31, 2014 consisted of a liability related to severance and plant consolidation costs for the Company’s facility in El Dorado Hills, California, as further described in Note 21.

(11) EMPLOYEE BENEFIT PLANS

The Company maintains a 401K retirement savings plan (Plan) for U.S. employees who meet certain service requirements. The Plan provides for voluntary contributions by eligible U.S. employees up to a specified maximum percentage of gross pay. At the discretion of the Company’s Board of Directors, the Company may contribute a specified matching percentage of the employee contributions. The Company also makes contributions to various retirement savings plans for Australian employees as required by law equal to 9% of gross pay and to other voluntary and involuntary defined contribution plans in China, Canada, Italy, Scotland, South Africa and Switzerland. Company contributions to these retirement savings plans were $3,758, $3,290 and $2,949 in 2014, 2013 and 2012, respectively.

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

The Company used a March 31 measurement date (the fiscal year end) for the Pension Plan and Health Plan in 2014, 2013 and 2012. The following table summarizes the components of net periodic benefit cost for the plans:

	Pension Plan			Health Plan
	2014	2013	2012	2014	2013	2012
Net periodic benefit cost components
Service cost	$30	$26	$29	$26	$25	$26
Interest cost	85	83	85	20	22	31
Expected (return) or loss on plan assets	(93)	(81)	(93)	—	—	—
Amortization of net actuarial (gain) or loss	67	62	23	(8)	(6)	—

Net periodic benefit cost	$89	$90	$44	$38	$41	$57

Reconciliation of the plans’ benefit obligations, plan assets and funded status and weighted average assumptions used to determine net periodic benefit cost and projected benefit obligation as of March 31, 2014 and 2013 are as follows:

	Pension Plan		Health Plan
	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$2,001	$1,783	$621	$583
Service cost	30	26	26	25
Interest cost	85	83	20	22
Actuarial loss/(gain)	(232)	109	(22)	(9)
Amendments	—	—	—	—
Benefits paid	(130)	—	—	—
Plan expenses paid	—	—	—	—

Benefit obligation at end of year	$1,754	$2,001	$645	$621
Change in plan assets
Fair value of plan assets at beginning of year	$1,292	$1,120	$—	$—
Actual return on plan assets	147	103	—	—
Employer contributions	74	69	—	—
Benefits paid	(130)	—	—	—
Plan expenses paid	—	—	—	—

Fair value of plan assets at end of year	$1,383	$1,292	$—	$—
Reconciliation of funded status
Funded status	$(371)	$(709)	$(645)	$(621)
Unrecognized net actuarial (gain)	—	—	—	(127)

Accrued cost at end of year	$(371)	$(709)	$(645)	$(748)

	Pension Plan		Health Plan
	2014	2013	2014	2013
Weighted average assumptions
Discount rate—net periodic cost	4.25%	4.65%	3.15%	3.85%
Discount rate—projected benefit obligation	4.50%	4.25%	3.50%	3.15%
Expected long-term rate of return on plan assets	7.00%	7.00%	—	—

The accumulated benefit obligation for the Pension Plan was $1,754 and $2,001 as of March 31, 2014 and 2013, respectively.

Rate of compensation increases are not applicable as a result of flat benefit formulas. The discount rate and rate of return were selected based upon current market conditions, Company experience and future expectations. The amount expected to be amortized from accumulated other comprehensive income and expected to be included in net periodic pension cost during the next twelve months is less than $40. The liability for the unfunded status of the Pension Plan and Health Plan was classified as long-term in other liabilities on the Company’s consolidated balance sheets.

Pension Plan assets consist primarily of listed equity and debt securities. Below are the weighted average asset allocations by category at March 31, 2014 and 2013 and the target allocations for 2015:

			Target %
Asset category	2014	2013	2015
Equity securities	64%	59%	60-70%
Debt securities	15%	15%	10-20%
Real estate	0%	0%	0%
Other	21%	26%	20-30%

Total	100%	100%	100%

At March 31, 2014, the fair value of the Company’s pension plan assets were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Guaranteed
Stable Fund	$288	$—	$288	$—
Balanced	516	—	516	—
U.S. Common Stock
Equity Growth	91	—	91	—
Value & Income	201	—	201	—
Growth & Income	155	—	155	—
Special Equity	90	—	90	—
International	42	—	42	—

Total	$1,383	$—	$1,383	$—

At March 31, 2013, the fair value of the Company’s pension plan assets were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Guaranteed
Stable Fund	$337	$—	$337	$—
Balanced	472	—	472	—
U.S. Common Stock
Equity Growth	76	76	—	—
Value & Income	166	—	166	—
Growth & Income	132	132	—	—
Special Equity	72	—	72	—
International	37	—	37	—

Total	$1,292	$208	$1,084	$—

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the Health Plan. The health care cost trend rate assumed in measuring the Health Plan benefit obligation is 9% gradually decreasing to 4% in 2019 and thereafter. A one percentage point change in these assumed rates would increase the post retirement obligation by $57 or decrease the post retirement obligation by $51.

The Health Plan has no assets and the Company pays the benefits as incurred. Benefits expected to be paid from these plans in the future are as follows:

	Pension Plan	Health Plan
Fiscal 2015	$—	$21
Fiscal 2016	—	34
Fiscal 2017	1	49
Fiscal 2018	11	52
Fiscal 2019	36	82
Fiscal 2020-Fiscal 2024	399	389

(12) INCOME TAXES

Earnings before income taxes were as follows:

	2014	2013	2012
U.S.	$49,913	$39,203	$19,549
Foreign	(5,656)	9,484	11,575

Total	$44,257	$48,687	$31,124

The provision (benefit) for income taxes as of March 31 includes the following components:

	2014	2013	2012
Current:
Federal	$4,763	$5,077	$2,580
State and local	1,322	1,326	(207)
Foreign	3,883	3,969	3,695

Total Current	9,968	10,372	6,068

Deferred:
Federal	7,829	8,222	5,533
State and local	553	740	427
Foreign	(2,317)	(947)	(572)

Total Deferred	6,065	8,015	5,388

Total	$16,033	$18,387	$11,456

The following is a reconciliation between the U.S. statutory federal income tax rate and the effective tax rate:

	2014	2013	2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.9%	3.1%	1.8%
Section 199 deduction	(1.6)%	(0.9)%	(0.3)%
International rate differential	3.9%	0.3%	0.1%
Unrecognized tax benefits	(5.9)%	(0.7)%	(2.3)%
Foreign permanent differences	(1.0)%	(3.6)%	(5.6)%
Outside basis difference	(4.0)%	—	—
Non-deductible transaction costs	0.3%	(0.1)%	2.0%
Valuation allowances	0.6%	3.9%	3.3%
Goodwill impairment	6.1%	—	—
Other	(0.1)%	0.8%	2.8%

Effective tax rate	36.2%	37.8%	36.8%

The net deferred tax components consisted of the following at March 31:

	2014	2013
Deferred tax liabilities:
Book basis over tax basis of fixed assets	$(27,687)	$(23,218)
Book basis over tax basis of intangible assets	(36,079)	(31,937)
Lease obligations	(508)	(2,941)
Deferred financing costs	(254)	(297)
Other	(391)	(313)

Total deferred tax liabilities	(64,919)	(58,706)

Deferred tax assets:
Inventory reserves	1,639	1,405
Inventory capitalization	454	467
Allowance for doubtful accounts	601	377
Stock based compensation expense	1,414	1,457
Minimum pension liability	417	530
Loss carry forward amounts	17,125	23,776
Credit carry forward amounts	134	150
Interest rate swaps	787	1,335
State basis over tax basis of fixed assets	610	420
Non-deductible accruals and other	3,871	3,182
Deferred compensation	361	—

Gross deferred tax asset	27,413	33,099
Valuation allowance	(6,978)	(7,255)

Net deferred tax asset	20,435	25,844

Net deferred tax liability	$(44,484)	$(32,862)

As of March 31, 2014, Multi-Color had tax-effected federal, state, and foreign operating loss carryforwards of $8,559, $2,327, and $6,239 respectively. As of March 31, 2013, Multi-Color had tax-effected federal, state, and foreign operating loss carryforwards of $13,933, $3,105 and $6,738, respectively. The federal operating loss carryforwards will expire in fiscal 2031. The state operating loss carryforwards will expire between fiscal 2015 and fiscal 2031. The foreign operating loss carryforwards include $1,316 with no expiration date; the remainder will expire between fiscal 2016 and fiscal 2033. The federal and state operating loss carryforwards include losses of $8,559 and $2,327, respectively that were acquired in connection with business combinations. Utilization of the acquired federal and state tax loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.

As of March 31, 2014 and 2013, Multi-Color had valuation allowances of $6,978 and $7,255, respectively. As of March 31, 2014 and 2013, $6,698 and $7,013, respectively, of the valuation allowances related to certain deferred tax assets in foreign jurisdictions due to the uncertainty of the realization of future tax benefits from those assets. The Company recorded a $315 decrease in valuation allowances in fiscal 2014 related to deferred tax assets in foreign jurisdictions for which the Company believes an income tax benefit will not be realized.

During the fourth quarter of fiscal year 2014, the IRS released Rev. Proc. 2014-16 and 2014-17 which provided transitional guidance related to the final tangible property regulations issued on September 13, 2013. These regulations will be effective for Multi-Color’s fiscal year ending March 31, 2015. Multi-Color continues to review these regulations but does not believe there will be a material impact on the consolidated financial statements when they are fully adopted.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of March 31, 2014 and 2013, the Company had liabilities of $4,161 and $3,411, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the years ended March 31, 2014 and 2013, the Company recognized ($549) and ($99), respectively, of interest and penalties in income tax expense in the consolidated statements of income. The liability for the gross amount of interest and penalties at March 31, 2014 and 2013 was $1,306 and $1,568, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the year ended March 31, 2014, the Company released reserves in the amount of $3,295, including interest and penalties, related to uncertain tax positions that have been settled. The Company believes that it is reasonably possible that $35 of unrecognized tax benefits as of March 31, 2014 could be released within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $4,161.

A summary of the activity for the Company’s unrecognized tax benefits as of March 31 is as follows:

	2014	2013
Beginning balance	$3,411	$3,616
Additions based on tax positions related to the current year	3,079	63
Additions of tax positions of prior years	15	30
Settlements	(2,224)	—
Reductions of tax positions of prior years	(8)	(97)
Lapse of statutes of limitations	(112)	(201)

Ending balance	$4,161	$3,411

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At March 31, 2014, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2010. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2009. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The Company did not provide for U.S. federal income taxes or foreign withholding taxes in fiscal 2014 on approximately $24,442 of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable. The Company may periodically repatriate a portion of these earnings to the extent we can do so essentially tax-free or at minimal tax cost.

(13) MAJOR CUSTOMERS

During 2014, 2013, and 2012, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17%, 15% and 14%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

In addition, accounts receivable balances from the Procter & Gamble Company approximated 7% and 5% of the Company’s total accounts receivable balance at March 31, 2014 and 2013, respectively. The loss or substantial reduction of the business of any of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

(14) EARNINGS PER COMMON SHARE

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	2014		2013		2012
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic EPS	16,342	$1.73	16,145	$1.88	14,662	$1.34
Effect of dilutive stock options and restricted shares	257	(0.03)	187	(0.02)	241	(0.02)

Diluted EPS	16,599	$1.70	16,332	$1.86	14,903	$1.32

The Company excluded 142, 432 and 222 shares in the fiscal years ended March 31, 2014, 2013 and 2012, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

(15) STOCK-BASED COMPENSATION

The Company maintains incentive plans which authorize the issuance of stock-based compensation including stock options and restricted stock to officers, key employees and non-employee directors. As of March 31, 2014, 1,392 shares of common stock remained reserved for future issuance under the 2012 Stock Incentive Plan, 2003 Stock Incentive Plan, as amended, and 2006 Director Equity Compensation Plan.

The Company measures compensation costs related to share-based transactions at the grant date, based on the fair value of the award, and recognizes them as expense over the requisite service period.

For the year ended March 31, 2014, the Company recorded pre-tax compensation expense for stock-based incentive awards of $1,497 which increased selling, general and administrative expenses by $855 and cost of revenues by $642 and had an associated tax benefit of $494. The impact on basic and diluted net income per share for the year ended March 31, 2014 was $0.06.

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

	2014	2013	2012
Expected life (years)	6	5	5
Risk-free interest rate	1.4%	0.7%	1.8%
Expected volatility	53.7%	58.0%	56.7%
Dividend yield	0.8%	1.1%	0.9%

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

A summary of the changes in the options outstanding for years ended March 31, 2014, 2013 and 2012 is shown below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2011	895	$15.37
Granted	170	$22.02
Exercised	(97)	$12.84		$1,102
Forfeited	(10)	$13.43

Outstanding at March 31, 2012	958	$16.83
Granted	159	$18.67
Exercised	(104)	$12.21		$1,182
Forfeited	(49)	$18.50

Outstanding at March 31, 2013	964	$17.55
Granted	169	$29.55
Exercised	(220)	$17.83		$3,225
Forfeited	(18)	$22.70

Outstanding at March 31, 2014	895	$19.65	5.6	$13,740

Exercisable at March 31, 2014	449	$17.09	3.3	$8,046
Exercisable at March 31, 2013	542	$17.32	4.0	$4,590

As of March 31, 2014, the total compensation cost related to nonvested options not yet recognized and the weighted-average period over which it is expected to be recognized is $3,360 and 3.4 years, respectively.

The weighted average grant-date fair value of options granted during the year ended March 31, 2014, 2013 and 2012 was $14.32, $8.47, and $10.23, respectively. Cash received from options exercised during the year ended March 31, 2014 was $3,177, with a tax benefit of $505. The total grant-date fair value of options vested during the year ended March 31, 2014, 2013 and 2012 was $933, $842 and $611, respectively.

Restricted Stock

Restricted stock grants under the plans typically vest over a three to five year period. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and is recognized on a straight-line basis over the period the restrictions lapse. A summary of the changes in restricted shares for the year ended March 31, 2014, 2013 and 2012 is shown below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares at March 31, 2011	34	$16.49
Granted	12	$21.29
Vested	(16)	$17.39

Non-vested restricted shares at March 31, 2012	30	$17.92
Granted	23	$22.33
Vested	(16)	$17.10

Non-vested restricted shares at March 31, 2013	37	$21.10
Granted	15	$33.16
Vested	(17)	$19.94

Non-vested restricted shares at March 31, 2014	35	$27.05

As of March 31, 2014, the total compensation cost related to non-vested restricted shares not yet recognized and the weighted-average period over which it is expected to be recognized was $722 and 2.0 years. The total grant-date fair value of restricted shares vested during the year ended March 31, 2014, 2013 and 2012 was $340, $275 and $275, respectively.

(16) GEOGRAPHIC INFORMATION

During fiscal 2014, the Company acquired the DI-NA-CAL label business, Watson, Gern, Flexo Print, Labelmakers Wine Division and Imprimerie Champenoise. During fiscal 2013, the Company acquired Labelgraphics. During fiscal 2012, the Company acquired La Cromografica, WDH, York and two label operations in Latin America. All of these acquisitions expanded the Company’s geographic presence. For further information regarding these acquisitions, see Note 3 to the Company’s consolidated financial statements. The Company now manufactures labels in the United States, Argentina, Australia, Canada, Chile, China, France, Italy, Mexico, Poland, Scotland, South Africa and Switzerland. Net revenues, based on the geographic area from which the product is shipped, for the years ended March 31 and long-lived assets by geographic area as of March 31 are as follows:

	2014	2013	2012
Net revenues:
United States	$444,996	$434,307	$317,091
Australia	66,619	64,927	66,615
Italy	59,027	59,415	65,959
Other International	135,790	101,166	60,582

Total	$706,432	$659,815	$510,247

	2014	2013
Long-lived assets:
United States	$394,997	$319,300
Australia	100,467	111,711
Italy	60,882	58,815
Other International	193,555	158,513

Total	$749,901	$648,339

(17) COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has various equipment, office and facility operating leases. Leases expire on various dates through June 2026 and some of the leases contain clauses requiring escalating rent payments. Rent expense during 2014, 2013 and 2012 was approximately $11,447, $10,791 and $9,177, respectively.

The annual future minimum rental obligations as of March 31, 2014 are as follows:

Fiscal 2015	$12,970
Fiscal 2016	10,633
Fiscal 2017	9,003
Fiscal 2018	7,299
Fiscal 2019	6,238
Thereafter	24,461

Total	$70,604

The lease on the Company’s former headquarters in Sharonville, Ohio expires in April 2017. The Company has entered into various contracts to sublease the vacated space. The annual future sublease cash receipts as of March 31, 2014 are as follows:

Fiscal 2015	$443
Fiscal 2016	456
Fiscal 2017	478
Fiscal 2018	32
Fiscal 2019	—
Thereafter	—

Total	$1,409

Purchase Obligations

The Company has entered into long-term purchase agreements (one to three years) for various uniforms, supplies, utilities and other services. The total estimated purchase obligations are $7,731 for 2015.

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

The Company is also subject to various legal claims and contingencies that arise out of the normal course of business, including claims related to commercial transactions, product liability, health and safety, taxes, environmental, employee-related matters and other matters. Litigation is subject to numerous uncertainties and the outcome of individual claims and contingencies is not predictable. It is possible that some legal matters for which reserves have or have not been established could result in an unfavorable outcome for the Company and any such unfavorable outcome could be of a material nature or have a material adverse effect on our financial condition, results of operations and cash flows.

(18) SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	2014	2013	2012
Supplemental Disclosures of Cash Flow Information:
Interest paid	$19,292	$19,752	$12,658
Income taxes paid, net of refunds	13,314	12,865	5,029
Supplemental Disclosures of Non-Cash Activities:
Additional minimum pension liability	$368	$(14)	$(380)
Change in interest rate swap fair value	1,432	(1,179)	132
Common stock issued to buy-out noncontrolling interest	—	—	(842)
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$176,690	$36,061	$415,996
Liabilities assumed	(31,507)	(11,472)	(68,197)
Common stock issued	—	—	(46,684)
Liabilities for contingent / deferred payments	(11,684)	(8,610)	(24,228)
Non-controlling interest	—	—	(939)

Net cash paid	$133,499	$15,979	$275,948

(19) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of the Company’s accumulated other comprehensive income (loss) as of March 31 consist of:

	2014	2013
Net unrealized foreign currency translation adjustments	$(1,680)	$5,073
Net unrealized loss on interest rate swaps, net of tax	(1,244)	(2,121)
Minimum pension liability, net of tax	(242)	(468)

Accumulated other comprehensive income (loss)	$(3,166)	$2,484

No material amounts were reclassified out of accumulated other comprehensive income (loss) into net income during 2014.

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

Derivative Financial Instruments

The Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 at March 31, 2014 to convert variable interest rates on a portion of outstanding debt to fixed interest rates to minimize interest rate risk. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income. See Note 9 for additional information on the Swaps.

The Company has historically entered into multiple foreign currency forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments to purchase presses and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the consolidated statements of income in the same period during which the related hedged items affect the consolidated statements of income. No foreign currency forward contracts were outstanding as of March 31, 2014.

The Company has entered into a foreign currency forward contract to fix the U.S. dollar value of certain intercompany loan payments. This contract was not designated as a hedging instrument; therefore, changes in the fair value of the contract are immediately recognized in other income and expense in the consolidated statements of income. See Note 9 for additional information on the foreign currency forward contracts.

Financial liabilities for interest rate swaps are carried in other long term liabilities. Financial liabilities for foreign currency forward contracts are carried in accrued expenses and other liabilities.

At March 31, 2014, the Company carried the following financial liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	March 31, 2014	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Interest rate swap liabilities	$(2,033)	$—	$(2,033)	$—

At March 31, 2013, the Company carried the following financial liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	March 31, 2013	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Interest rate swaps	$(3,465)	—	$(3,465)	—
Foreign currency forward contracts	(73)	—	(73)	—

Total liabilities	$(3,538)	$—	$(3,538)	$—

The Company values interest rate Swaps using pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Other Fair Value Measurements

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. During the fourth quarter of fiscal 2014, the Company recorded a $13,475 goodwill impairment charge related to our Latin America Wine & Spirit reporting unit. See Note 7 for further information on the goodwill impairment. During fiscal 2014 and 2013, the Company did not adjust intangible assets to their fair values as a result of any impairment analyses. Goodwill and intangible assets are valued using Level 3 inputs.

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

(21) FACILITY CLOSURES

On October 16, 2013, the Company announced plans to consolidate our manufacturing facility located in El Dorado Hills, California, into the Napa, California facility. The transition was completed in the fourth quarter of fiscal 2014. In connection with the closure of the El Dorado Hills facility, the Company recorded initial charges in the third quarter of fiscal 2014 of $1,382 for employee termination benefits, including severance and relocation and other costs. These were recorded in selling, general and administrative expenses in the consolidated statement of income. During the fourth quarter of fiscal 2014, the nature of the employee termination benefits was determined to be such that adjustments were made to reduce the pre-tax impact to the initial charge by $216. The total amount of charges related to closure for El Dorado Hills for fiscal 2014 was $1,166, which were recorded in selling, general and administrative expenses in the consolidated statement of income. The total costs incurred in connection with the closure is expected to be approximately $1,319. Below is a roll forward of the severance and other termination benefits and relocation and other costs related to the El Dorado Hills facility:

	Balance at March 31, 2013	Amounts Expensed	Amounts Paid	Balance at March 31, 2014
Severance and other termination benefits and relocation and other costs	$—	1,166	(422)	$744

In the third quarter of fiscal 2013, the Company consolidated the two operations located in Montreal, Canada into one manufacturing facility. The Company incurred charges of $676 in fiscal 2013 ($178 and $498 in the three months ended September 30, 2012 and December 31, 2012, respectively) related to fixed asset write-offs and relocation costs in conjunction with the plant consolidation.

In January 2012, the Company announced plans to consolidate its manufacturing facility located in Kansas City, Missouri into our other existing facilities. In connection with the consolidation of the Kansas City facility, the Company incurred charges of $855 in fiscal 2013 ($573 and $282 in the three months ended June 30, 2012 and September 30, 2012, respectively) primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs. The transition from the Kansas City facility has been completed, and all related employee severance and other termination benefits have been paid. In September 2012, the Kansas City facility was sold for net proceeds of $625. Below is a roll forward of severance and other termination benefits related to the Kansas City facility:

	Balance at March 31, 2012	Amounts Expensed	Amounts Paid	Balance at March 31, 2013
Severance and other termination benefits	$990	—	(990)	$—

(22) QUARTERLY DATA (UNAUDITED)

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

	Quarter
Fiscal 2014	First	Second	Third	Fourth
Net revenues	$166,843	$176,635	$169,435	$193,519
Gross profit	30,432	33,497	29,116	39,012
Net income	6,672	9,618	8,881	3,053
Basic earnings per share	$0.41	$0.59	$0.54	$0.19
Diluted earnings per share	$0.40	$0.58	$0.53	$0.18

Fiscal 2014 results include $13,475 impairment of goodwill related to our Latin America Wine & Spirit reporting unit, which was recorded in the fourth quarter. Fiscal 2014 results also include $1,166 ($737 after-tax) in costs related to the consolidation of our manufacturing facilities located in El Dorado Hills, California into the Napa, California facility and $1,116 ($781 after-tax) of integration expenses related to the Labelmakers Wine Division acquisition, which were recorded by quarter as follows:

	Quarter
	First	Second	Third	Fourth
Plant consolidation costs	$—	$—	$1,382	$(216)
Integration expenses	999	117	—	—

	Quarter
Fiscal 2013	First	Second	Third	Fourth
Net revenues	$165,010	$169,870	$156,950	$167,985
Gross profit	30,923	30,436	30,421	34,571
Net income	7,896	7,370	5,882	9,152
Basic earnings per share	$0.49	$0.46	$0.36	$0.57
Diluted earnings per share	$0.49	$0.45	$0.36	$0.56

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

(In thousands, except for statistical data)

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rule 13a-15(b), Multi-Color’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. In conducting this evaluation, Multi-Color concluded there are material weaknesses in the design and operating effectiveness of its internal control over financial reporting, as described below. As a result of such evaluation and this conclusion, Multi-Color also has concluded that its disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s assessment of and conclusion on the effectiveness of its internal control over financial reporting did not include the internal controls of the companies it acquired during fiscal 2014 and included in the 2014 consolidated financial statements. These acquired companies constituted $177,918 or 18% of the Company’s total assets as of March 31, 2014, and $48,439 or 6.9% of total net revenues, for the year end March 31, 2014.

Multi-Color’s management does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Management’s Report on Internal Control over Financial Reporting

Multi-Color’s management is responsible for the preparation and accuracy of the financial statements and other information included in this report. Multi-Color’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including Multi-Color’s Chief Executive Officer and Chief Financial Officer, Multi-Color conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2014, based on the criteria set forth in Internal Control – Integrated Framework (1992) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management identified material weaknesses in its internal control over financial reporting as described below. As a result of these material weaknesses, management concluded that, as of March 31, 2014, its internal control over financial reporting was not effective based on the Framework.

There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The following control deficiencies were identified and were determined to be material weaknesses in the Company’s internal control over financial reporting as of March 31, 2014:

•	We did not maintain a sufficient complement of corporate accounting and finance personnel to design and execute an effective system of internal controls in accordance with an appropriate framework.

•	Our general information technology controls (“GITCs”) intended to ensure that access to applications and data, and the ability to place program changes into production for such applications and data, was not adequately restricted to the appropriate personnel resulting from inadequate segregation of duties.

•	Our internal controls over the accounting for restructuring activities, loss contingencies, business combinations, inventory, cost of sales, the sale and leaseback of equipment, and accounting for the valuation of long-lived assets, including property, plant equipment, amortizing intangible assets and goodwill, were not designed appropriately and operating effectively. Furthermore, we did not maintain sufficient documentary evidence of the controls’ operating effectiveness to demonstrate that the controls, as designed, would detect a material misstatement in the Company’s consolidated financial statements.

The material weaknesses resulted in an initial conclusion related to the carrying value of goodwill which was materially inaccurate and which was corrected by the Company prior to the issuance of the annual consolidated financial statements and inaccurate conclusions related to the accounting for business combinations, restructuring activities, inventory and cost of sales and allowed for a reasonable possibility that a material misstatement will not be prevented or detected in the consolidated financial statements on a timely basis.

Item 8 includes the adverse audit report of KPMG LLP on Multi-Color’s internal control over financial reporting as of March 31, 2014.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting, except as otherwise described in this Item 9A.

(d) Remediation of the Material Weakness

Multi-Color has implemented and continues to implement changes to its internal control over financial reporting to remediate the control deficiencies that gave rise to material weaknesses. We are undertaking the following remediation plans and actions:

–	Performing a comprehensive review, supplemented by external service providers as necessary, of the Company’s information systems department to ensure the appropriate complement of personnel and that specific personnel roles and responsibilities are evaluated to ensure that segregation of duties within the Company’s general information technology environments are sufficiently maintained.

–	Perform a comprehensive review, supplemented by external service providers as necessary, of the Company’s system of internal controls to ensure the following: 1) the Company’s internal controls are complete and suitably designed to address the relevant control objectives for all significant financial statement assertions, 2) the Company’s internal controls are designed at an appropriate level of precision such that they would detect a material misstatement in the consolidated financial statements, 3) appropriate evidence is maintained to support the operating effectiveness of internal controls, and 4) the Company evaluates the need for additional corporate accounting and finance personnel with the requisite skill and technical expertise to design and execute an effective system of internal controls in accordance with an appropriate framework.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

The information required by the following Items will be included in the Company’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

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

(a) (1) Financial Statements:

The following Consolidated Financial Statements of Multi-Color Corporation and subsidiaries, Management’s Report and the Reports of the Independent Registered Public Accounting Firm are included in Part II, Item 8.

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firms

Consolidated Statements of Income for the years ended March 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended March 31, 2014, 2013 and 2012

Consolidated Balance Sheets as of March 31, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended March 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules:

All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

(b) Exhibits

Exhibit Number	Exhibit Description

2.1	Merger and Stock Purchase Agreement, dated as of August 26, 2011, by and between Adhesion Holdings, Inc., Multi-Color Corporation, M Acquisition, LLC, DLJ South American Partners, L.P. and the Stockholders’ Representative (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 30, 2011)

3.1	Amended and Restated Articles of Incorporation (together with amendments incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal years ending March 31, 1996 and 2000 and Current Report on Form 8-K filed on August 17, 2007)

3.2	Amended and Restated Code of Regulations (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 8, 2013)

4.1	Investor Rights Agreement of Multi-Color Corporation, dated as of October 3, 2011, by and between Multi-Color Corporation and each of the Investors whose name appears on the signature pages thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 5, 2011)

4.2	Form of Senior Indenture (incorporated by reference from Registration Statement No. 333-179535)

4.3	Form of Subordinated Indenture (incorporated by reference from Registration Statement No. 333-179535)

10.1	Share Sale and Purchase Agreement dated January 21, 2008 among Multi-Color Corporation, Collotype International Holdings Pty Limited, Collotype Labels International Pty Limited and certain other parties (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 25, 2008)

10.2	Credit Agreement dated as of February 29, 2008 among Multi-Color Corporation, Collotype International Holdings Pty Limited, Bank of America as Administrative Agent and Westpac Banking Corporation as Australian Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.3	Guaranty and Collateral Agreement dated as of February 29, 2008 among Multi-Color Corporation, other parties thereto and Bank of America, N.A., as the Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.4	Pledge and Security Agreement dated as of February 29, 2008 made by Multi-Color Corporation Australian Acquisition Pty Limited in favor of Westpac Banking Corporation, as Australian Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.5	Stock Purchase Agreement dated June 28, 2010 between the Company and the shareholders of Guidotti CentroStampa SpA (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 2, 2010)

10.6	First Amendment to Credit Agreement dated June 28, 2010, by and among the Company, Collotype International Holdings Pty Limited, Bank of America as Administrative Agent, and Westpac Banking Corporation as Australian Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 2, 2010)

10.7	Stock Purchase Agreement dated September 8, 2010 between the Company and the shareholders of SAS Monroe Etiquette (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 13, 2010)

10.8	Stock Purchase Agreement dated March 29, 2011, between the Company and the shareholder of La Cromografica S.R.L. (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 31, 2011)

10.9	Shareholder Agreement of Collotype Labels (Chile) S.A. and Collotype Labels (Argentina) S.A., between MCC investments Chile Limitada, Etikolor S.A. and Fernando Aravena Escobar dated May 2, 2011 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 4, 2011)

10.10	Third Amendment to Credit Agreement, made and entered into as of August 26, 2011, by and among Multi-Color Corporation, Collotype International Holdings Pty Ltd., the Approving Lenders, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A. and Westpac Banking Corporation (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 30, 2011)

10.11	Fourth Amendment to Credit Agreement, made and entered into as of October 3, 2011, by and among Multi-Color Corporation, Collotype International Holdings Pty Ltd., the Approving Lenders, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A. and Westpac Banking Corporation thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 5, 2011)

10.12	Stock Purchase Agreement by and among Multi-Color Corporation and the Shareholders of Warszawski Dom Handlowy S.A. dated June 22, 2011 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 24, 2011)

10.13	Fifth Amendment to Credit Agreement, made and entered into as of November 8, 2012, by and among Multi-Color Corporation, Collotype International Holdings Pty Ltd., the Approving Lenders, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A., and Westpac Banking Corporation (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2012)

10.14	Asset Purchase Agreement, dated as of February 1, 2014, by and between Graphic Packaging International, Inc., Bluegrass Labels Company, LLC, MCC-Norwood, LLC, and Multi-Color Corporation (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on February 10, 2014)

10.15	Seventh Amendment to Credit Agreement, made and entered into as of February 3, 2014, by and among Multi-Color Corporation, Collotype International Holdings Pty Ltd., the Approving Lenders, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A. and Westpac Banking Corporation (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on February 10, 2014)

MANAGEMENT CONTRACTS AND COMPENSATION PLANS

10.16	2003 Stock Incentive Plan (incorporated by reference from the Registrant’s proxy materials filed in connection with the 2003 Annual Meeting of Shareholders)

10.17	Amendment to 2003 Stock Incentive Plan dated August 16, 2007 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 17, 2007)

10.18	2006 Director Equity Compensation Plan (incorporated by reference from the Registrant’s proxy materials filed in connection with the 2006 Annual Meeting of Shareholders)

10.19	Amended and Restated Employment Agreement between Multi-Color and Nigel A. Vinecombe effective as of May 22, 2012 (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2012)

10.20	Employment Letter dated August 11, 2010 regarding compensation of Sharon Birkett (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 16, 2010)

10.21	Amendment to 2003 Stock Incentive Plan dated September 16, 2010 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 16, 2010)

10.22	2012 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders)

10.23	Employment Agreement between Multi-Color Corporation and Floyd Needham effective as of April 1, 2014

10.24	Employment Agreement between Multi-Color Corporation and Vadis Rodato effective as of April 1, 2014

16	Letter of Grant Thornton (incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on June 20, 2013)

21	Subsidiaries of Multi-Color Corporation

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

24	Power of Attorney (included as part of signature page)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION

Dated: June 13, 2014	By:	/s/ Nigel A. Vinecombe
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

Name	Capacity	Date

/s/ Nigel A. Vinecombe Nigel A. Vinecombe	President, Chief Executive Officer and Director (Principal Executive Officer)	June 13, 2014

/s/ Sharon E. Birkett Sharon E. Birkett	Vice President, Chief Financial and Accounting Officer, Secretary (Principal Financial Officer and Principal Accounting Officer)	June 13, 2014

/s/ Robert R. Buck Robert R. Buck	Chairman of the Board of Directors	June 13, 2014

/s/ Ari J. Benacerraf Ari J. Benacerraf	Director	June 13, 2014

/s/ Charles B. Connolly Charles B. Connolly	Director	June 13, 2014

/s/ Lorrence T. Kellar Lorrence T. Kellar	Director	June 13, 2014

/s/ Roger A. Keller Roger A. Keller	Director	June 13, 2014

/s/ Thomas M. Mohr Thomas M. Mohr	Director	June 13, 2014

/s/ Simon T. Roberts Simon T. Roberts	Director	June 13, 2014