Form 10-Q
period 2014-06-30
MULTI COLOR Corp
filed 2014-08-11
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Common shares, no par value – 16,485,907 (as of July 31, 2014)

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation: factors discussed in conjunction with a forward-looking statement; changes in general economic and business conditions; the ability to consummate and successfully integrate acquisitions; ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; ability to manage foreign operations; currency exchange rate fluctuations; the success and financial condition of the Company’s significant customers; competition; acceptance of new product offerings; changes in business strategy or plans; quality of management; the Company’s ability to maintain an effective system of internal control; the Company’s ability to remediate our material weaknesses in our internal control over financial reporting; availability, terms and development of capital and credit; cost and price changes; raw material cost pressures; availability of raw materials; ability to pass raw material cost increases to its customers; business abilities and judgment of personnel; changes in, or the failure to comply with, government regulations, including U.S. environmental regulations, legal proceedings and developments; risk associated with significant leverage; increases in general interest rate levels affecting the Company’s interest costs; ability to manage global political uncertainty; and terrorism and political unrest. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the factors described in this paragraph, Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2014 contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30, 2014	June 30, 2013
Net revenues	$203,139	$166,843
Cost of revenues	160,337	136,411

Gross profit	42,802	30,432
Selling, general and administrative expenses	16,704	14,333

Operating income	26,098	16,099
Interest expense	5,758	5,176
Other expense, net	136	386

Income before income taxes	20,204	10,537
Income tax expense	6,904	3,865

Net income	$13,300	$6,672

Weighted average shares and equivalents outstanding:
Basic	16,427	16,278
Diluted	16,663	16,527

Basic earnings per common share	$0.81	$0.41
Diluted earnings per common share	$0.80	$0.40
Dividends per common share	$0.05	$0.05

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended
	June 30, 2014	June 30, 2013
Net income	$13,300	$6,672
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (1)	3,174	(12,399)
Unrealized (loss) gain on interest rate swaps, net of tax (2)	(29)	803

Total other comprehensive income (loss)	3,145	(11,596)

Comprehensive income (loss)	$16,445	$(4,924)

(1)	Amount is not net of tax as the earnings are reinvested within foreign jurisdictions.
(2)	Amount is net of tax of $18 and $503 for the three months ended June 30, 2014 and 2013, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$13,385	$10,020
Accounts receivable, net of allowance of $2,344 and $2,028 at June 30, 2014 and March 31, 2014, respectively	119,042	118,906
Other receivables	5,578	6,737
Inventories, net	58,834	56,296
Deferred income tax assets	11,317	11,144
Prepaid expenses and other current assets	9,144	10,321

Total current assets	217,300	213,424
Assets held for sale	—	60
Property, plant and equipment, net of accumulated depreciation of $137,605 and $130,193 at June 30, 2014 and March 31, 2014, respectively	198,201	194,589
Goodwill	394,874	391,690
Intangible assets, net	153,596	155,943
Deferred financing fees and other non-current assets	7,133	7,619
Deferred income tax assets	1,154	1,141

Total assets	$972,258	$964,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$44,327	$42,648
Accounts payable	69,416	69,405
Accrued expenses and other liabilities	45,276	44,378

Total current liabilities	159,019	156,431
Long-term debt	422,402	435,554
Deferred income tax liabilities	58,097	56,561
Other liabilities	18,330	18,173

Total liabilities	657,848	666,719
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 16,643 and 16,571 shares issued at June 30, 2014 and March 31, 2014, respectively	1,002	994
Paid-in capital	134,314	132,344
Treasury stock, 188 and 161 shares at cost at June 30, 2014 and March 31, 2014, respectively	(4,743)	(3,760)
Restricted stock	(673)	(717)
Retained earnings	184,531	172,052
Accumulated other comprehensive loss	(21)	(3,166)

Total stockholders’ equity	314,410	297,747

Total liabilities and stockholders’ equity	$972,258	$964,466

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,300	$6,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,351	6,903
Amortization of intangible assets	2,921	2,204
Amortization of deferred financing costs	624	495
Net loss on disposal of property, plant and equipment	59	51
Stock based compensation expense	536	335
Excess tax benefit from stock based compensation	(398)	(91)
Deferred income taxes, net	771	1,403
Net decrease in accounts receivable	62	2,146
Net increase in inventories	(2,187)	(2,597)
Net decrease in prepaid expenses and other assets	2,221	1,239
Net (decrease) increase in accounts payable	(199)	3,958
Net increase (decrease) in accrued expenses and other liabilities	650	(4,231)

Net cash provided by operating activities	25,711	18,487

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,520)	(12,609)
Investment in acquisitions, net of cash acquired	—	(7,495)
Proceeds from sale of property, plant and equipment	112	77

Net cash used in investing activities	(10,408)	(20,027)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	39,021	90,521
Payments under revolving lines of credit	(40,143)	(86,425)
Borrowings of long-term debt	—	1,751
Repayment of long-term debt	(10,859)	(5,095)
Proceeds from issuance of common stock	366	1,716
Excess tax benefit from stock based compensation	398	91
Dividends paid	(820)	(813)

Net cash (used in)/provided by financing activities	(12,037)	1,746

Effect of foreign exchange rate changes on cash	99	(203)

Net increase in cash and cash equivalents	3,365	3
Cash and cash equivalents, beginning of period	10,020	15,737

Cash and cash equivalents, end of period	$13,385	$15,740

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. A description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 (the “2014 10-K”). These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2014 10-K.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides revised guidance for revenue recognition. The standard’s core principle is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance provides five steps that should be applied to achieve that core principle. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which for the Company is the fiscal year beginning April 1, 2017. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

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

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended
	June 30, 2014		June 30, 2013
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	16,427	$0.81	16,278	$0.41
Effect of dilutive stock options and restricted shares	236	(0.01)	249	(0.01)

Diluted EPS	16,663	$0.80	16,527	$0.40

The Company excluded 284 and 169 options to purchase shares in the three months ended June 30, 2014 and 2013, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

3.	Inventories

The Company’s inventories consisted of the following:

	June 30, 2014	March 31, 2014
Finished goods	$32,067	$30,276
Work-in-process	7,975	7,539
Raw materials	22,376	21,503

Total inventories, gross	62,418	59,318
Inventory reserves	(3,584)	(3,022)

Total inventories, net	$58,834	$56,296

4.	Debt

The components of the Company’s debt consisted of the following:

	June 30, 2014	March 31, 2014
U.S. Revolving Credit Facility, 4.06% and 3.93% weighted variable interest rate at June 30, 2014 and March 31, 2014, respectively, due in 2016	$79,600	$84,200
Term Loan Facility, 3.73% variable interest rate at June 30, 2014 and March 31, 2014, due in quarterly installments from 2015 to 2016	351,750	361,875
Australian Sub-Facility, 6.22% and 6.20% variable interest rate at June 30, 2014 and March 31, 2014, respectively, due in 2016	30,374	28,536
Capital leases	1,593	2,205
Other subsidiary debt	3,412	1,386

Total debt	466,729	478,202
Less current portion of debt	(44,327)	(42,648)

Total long-term debt	$422,402	$435,554

The following is a schedule of future annual principal payments as of June 30, 2014:

	Debt	Capital Leases	Total
July 2014 - June 2015	$43,025	$1,302	$44,327
July 2015 - June 2016	50,957	291	51,248
July 2016 - June 2017	370,933	—	370,933
July 2017 - June 2018	189	—	189
July 2018 - June 2019	32	—	32

Total	$465,136	$1,593	$466,729

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment extended the expiration date to August 2016 and increased the aggregate principal amount to $500,000 with an additional $315,000 term loan, which the Company drew down on in conjunction with the York Label Group acquisition in October 2011. In February 2014, the Company executed the seventh amendment to the Credit Facility to access $100,000 to fund the acquisition of the DI-NA-CAL label business (see Note 9). As a result of the first through seventh amendments, which were executed in fiscal 2011 through fiscal 2014, the following current provisions are in place for the Credit Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at June 30, 2014: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.25 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The maximum consolidated leverage ratio has scheduled step downs to 3.50 to 1.00 in future periods. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of June 30, 2014.

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

At June 30, 2014, the aggregate commitment amount of $546,750 under the Credit Facility is comprised of the following: (i) a $155,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $351,750 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) March 31, 2014 through December 31, 2015 - amortization of $10,125 and (ii) March 31, 2016 through June 30, 2016 - amortization of $15,188, with the balance due at maturity.

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

The Company recorded $624 and $495 in interest expense for the three months ended June 30, 2014 and 2013, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Facility at June 30, 2014 consisted of $74,863 under the U.S. Revolving Credit Facility and $9,626 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at June 30, 2014 in the amount of $8,612.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	June 30, 2014	March 31, 2014
Total minimum lease payments	$1,632	$2,261
Less amount representing interest	(39)	(56)

Present value of net minimum lease payments	1,593	2,205
Current portion	(1,302)	(1,728)

Capitalized lease obligations, less current portion	$291	$477

The capitalized leases carry interest rates from 2.70% to 6.84% and mature from fiscal 2015 to fiscal 2016.

5.	Major Customers

During the three months ended June 30, 2014 and 2013, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 16% and 15%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

In addition, accounts receivable balances from the Procter & Gamble Company approximated 6% of the Company’s total accounts receivable balance at June 30, 2014 and 7% at March 31, 2014. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At June 30, 2014, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2010. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2009. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of June 30, 2014 and March 31, 2014, the Company had liabilities of $4,202 and $4,161, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended June 30, 2014 and 2013, the Company recognized $153 and $76, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at June 30, 2014 and March 31, 2014, was $1,462 and $1,306, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three months ended June 30, 2014, the Company did not release any reserves, including interest and penalties, related to uncertain tax positions that have been settled. The Company believes that it is reasonably possible that $510 of unrecognized tax benefits as of June 30, 2014 could be released within the next 12 months due to lapse of statute of limitations and settlements of certain foreign income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $4,202.

During the fourth quarter of fiscal year 2014, the IRS released Rev. Proc. 2014-16 and 2014-17 which provided transitional guidance related to the final tangible property regulations issued on September 13, 2013. These regulations are effective for Multi-Color’s fiscal year ending March 31, 2015. Multi-Color continues to review these regulations but does not believe there will be a material impact on the consolidated financial statements when they are fully adopted.

7.	Financial Instruments

Interest Rate Swaps

The Company uses interest rate swap agreements (Swaps) to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties.

In October 2011, in connection with the drawdown of the $315,000 term loan for the acquisition of York Label Group, the Company entered into three forward starting non-amortizing Swaps for a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Facility, which was 3.50% as of June 30, 2014.

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

	Three Months Ended
	June 30, 2014	June 30, 2013
Gain (loss) recognized in OCI on interest rate swaps (effective portion)	$(47)	$1,306

There was no hedge ineffectiveness related to the Swaps during the three months ended June 30, 2014 and 2013. During the next 12 months, the amount of the gains (losses) included in the June 30, 2014 accumulated OCI balance that is expected to be reclassified into the condensed consolidated statements of income is not material. The fair value of the Swaps was included in other long-term liabilities on the condensed consolidated balance sheets. See Note 10 for additional information on the fair value of the Swaps.

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

The Company has historically entered into multiple foreign currency forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments to purchase presses and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the condensed consolidated statements of income in the same period during which the related hedged items affect the condensed consolidated statements of income. No such foreign currency forward contracts were outstanding as of June 30, 2014. The amount of gain (loss) on the foreign currency forward contracts recognized in the condensed consolidated statements of income was as follows:

	Three Months Ended
	June 30, 2014	June 30, 2013
Gain (loss) on foreign currency forward contracts	$—	$46
Gain (loss) on related hedged items	$—	$(58)

In fiscal 2014, the Company entered into a foreign currency forward contract to fix the U.S. dollar value of certain intercompany loan payments. The contract matured on April 1, 2014. This contract was not designated as a hedging instrument; therefore, changes in the fair value of the contract were immediately recognized in other income and expense in the condensed consolidated statements of income and were not material to the consolidated results of operations during the three months ended June 30, 2013.

The fair value of the contracts designated as hedging instruments was included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The fair value of the contract not designated as a hedging instrument was included in accrued expenses and other liabilities. See Note 10 for additional information on the fair value of the contracts.

8.	Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	June 30, 2014	March 31, 2014
Accrued payroll and benefits	$19,141	$17,531
Accrued income taxes	3,836	2,366
Professional fees	707	391
Accrued taxes other than income taxes	1,123	1,210
Deferred lease incentive	340	453
Accrued interest	105	115
Accrued severance	966	1,123
Customer rebates	2,133	1,818
Deferred press payments	754	650
Plant consolidation costs (1)	27	744
Contingent consideration	10,923	10,307
Other	5,221	7,670

Total accrued expenses and other liabilities	$45,276	$44,378

(1)	The balance at June 30, 2014 and March 31, 2014 consisted of a liability related to severance and plant consolidation costs for the Company’s facility in El Dorado Hills, California, as further described in Note 13.

9.	Acquisitions

DI-NA-CAL Summary

On February 1, 2014, the Company acquired the assets of the DI-NA-CAL label business, based near Cincinnati, Ohio, from Graphic Packaging International, Inc., which was accounted for as a business combination. DI-NA-CAL operates manufacturing facilities near Cincinnati, Ohio and Greensboro, North Carolina and provides decorative label solutions primarily in the heat transfer label markets for home & personal care and food & beverage through long-standing relationships with blue chip national and multi-national customers. The acquisition extends Multi-Color’s position in the heat transfer label market and allows us to support a number of new customers with a broader range of label technologies. The results of DI-NA-CAL’s operations were included in the Company’s condensed consolidated financial statements beginning February 1, 2014.

The purchase price for DI-NA-CAL consisted of cash of $80,667, which was funded through borrowings under the Credit Facility (see Note 4 for details of the Credit Facility). Upon closing, $8,067 of the purchase price was deposited into an escrow account and is to be released to the seller on the 18 month anniversary of the closing date in accordance with the provisions of the escrow agreement. The escrow amount is to fund certain potential obligations of the seller with respect to the transaction. The Company spent $407 in acquisition expenses related to the DI-NA-CAL acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income, $102 in the first quarter of 2015 and $305 in fiscal 2014.

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

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 4 for details of the Credit Facility). The purchase price includes a future performance based earnout of $8,498, estimated as of the acquisition date. The amount of the earnout is based on a comparison between EBITDA for the acquired business for fiscal 2013 and fiscal 2014 less certain adjustments and any claims to fund certain potential indemnification obligations of the seller with respect to the transaction. An additional $1,063 related to the earnout due to the sellers was accrued in the fourth quarter of fiscal 2014 based on better than estimated fiscal 2014 performance by the acquired company compared to estimates made at the time of the acquisition, which was recorded in other expense in the consolidated statements of income. In June 2014, the amount of the earnout was finalized and an additional $343 was accrued, which was recorded in other expense in the condensed consolidated statements of income. The earnout was paid in July 2014. The Company spent $284 in acquisition expenses related to the Watson acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income in fiscal 2014.

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

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 4 for details of the Credit Facility). Assumed net debt includes $2,884 of bank debt less $560 of cash acquired. Upon closing, $3,058 of the purchase price was deposited into an escrow account, and an additional $1,956 of the purchase price was retained by MCC and is deferred until the third anniversary of the closing date, at which time it should be deposited into the escrow account. These combined escrow amounts are to be released to the seller on the fifth anniversary of the closing date in accordance with the purchase agreement. An additional $757 of the purchase price was retained by MCC at closing and is to be paid to the seller on the 3rd anniversary of the closing date in accordance with the purchase agreement. The combined escrow and retention amounts are to fund certain potential indemnification obligations of the seller with respect to the transaction. The Company spent $359 in acquisition expenses related to the Flexo Print acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income, $2 in the first quarter of fiscal 2015 and $357 in fiscal 2014.

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

Based on fair value estimates, the final purchase prices for DI-NA-CAL, Watson and Flexo Print have been allocated to individual assets acquired and liabilities assumed as follows:

	DI-NA-CAL	Watson	Flexo Print
Assets Acquired:
Net cash acquired	$—	$143	$—
Accounts receivable	7,589	4,606	7,930
Inventories	3,489	1,974	2,110
Property, plant and equipment	7,803	5,404	11,522
Intangible assets	37,700	4,090	5,367
Goodwill	28,792	10,085	16,185
Other assets	52	518	6,716

Total assets acquired	85,425	26,820	49,830

Liabilities Assumed:
Accounts payable	4,273	2,610	7,177
Accrued income taxes payable	—	316	247
Accrued expenses and other liabilities	485	728	5,010
Net debt assumed	—	—	2,324
Deferred tax liabilities	—	1,532	3,225
Total liabilities assumed	4,758	5,186	17,983

Net assets acquired	$80,667	$21,634	$31,847

The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	DI-NA-CAL		Watson		Flexo Print
	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$34,550	21 years	$4,090	20 years	$5,367	17 years
Trademarks	—	—	—	—	—	—
Non-compete agreements	3,150	7 years	—	—	—	—

Total identifiable intangible assets	$37,700		$4,090		$5,367

Identifiable intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization. The weighted-average amortization period for identifiable intangible assets acquired in the DI-NA-CAL, Watson and Flexo Print acquisitions is 20, 20 and 17 years, respectively.

The goodwill for DI-NA-CAL is attributable to opportunities to expand business with new blue chip national and multi-national customers through multiple label technology offerings and the acquired workforce. The goodwill for Flexo Print is attributable to access to the Mexican label market and the acquired workforce. The goodwill for Watson is attributable to access to the UK spirit label market and the acquired workforce. None of the goodwill arising from the Watson or Flexo Print, acquisitions is deductible for income tax purposes. Approximately $28,792 of the goodwill arising from the DI-NA-CAL acquisition is deductible for income tax purposes. Below is a roll forward of the acquisition goodwill from acquisition date to June 30, 2014:

	DI-NA-CAL	Watson	Flexo Print
Balance at acquisition date	$28,792	$10,085	$16,185
Foreign exchange impact	—	566	(305)

Balance at June 30, 2014	$28,792	$10,651	$15,880

The accounts receivable acquired as part of the DI-NA-CAL acquisition had a fair value of $7,589 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $7,626 and the estimated contractual cash flows that are not expected to be collected are $37. The accounts receivable acquired as part of the Watson acquisition had a fair value of $4,606 at the acquisition date. The gross contractual value of the receivables prior to any adjustment was $4,623 and the estimated contractual cash flows that are not expected to be collected are $17. The accounts receivable acquired as part of the Flexo Print acquisition had a fair value of $7,930 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $8,258 and the estimated contractual cash flows that are not expected to be collected are $328.

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

On April 2, 2012, the Company acquired 100% of Labelgraphics (Holdings) Ltd. (Labelgraphics), a wine & spirit label specialist located in Glasgow, Scotland, for $24,634 plus net debt assumed of $712. The purchase price includes a future performance based earnout of $3,461, estimated as of the acquisition date. The amount of the earnout is based on a comparison between EBITDA for the acquired business for fiscal 2012 and the average for fiscal 2013 and fiscal 2014 less certain adjustments and any claims to fund certain potential indemnification obligations of the seller with respect to the transaction. The accrual related to the earnout due to sellers was decreased to $500 in the fourth quarter of fiscal 2014 based upon the actual results of the acquired company for fiscal 2013 and 2014 compared to the estimates made at the time of acquisition and was paid in July 2014. The Company spent $394 in acquisition expenses related to the Labelgraphics acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income, $7 in the first quarter of 2014 and $387 in fiscal 2013.

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

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly.

Level 3 - Unobservable inputs.

The determination of where an asset or liability falls in the hierarchy requires significant judgment.

Derivative Financial Instruments

The Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 at June 30, 2014 to convert variable interest rates on a portion of outstanding debt to fixed interest rates to minimize interest rate risk. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income. See Note 7 for additional information on the Swaps.

The Company has historically entered into multiple foreign currency forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments to purchase presses and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the condensed consolidated statements of income in the same period during which the related hedged items affect the condensed consolidated statements of income. No such foreign currency forward contracts were outstanding as of June 30, 2014.

In fiscal 2014, the Company entered into a foreign currency forward contract to fix the U.S. dollar value of certain intercompany loan payments. The contract matured on April 1, 2014. This contract was not designated as a hedging instrument; therefore, changes in the fair value of the contract were immediately recognized in other income and expense in the condensed consolidated statements of income. See Note 7 for additional information on the foreign currency forward contracts.

Financial liabilities for interest rate swaps are carried in other long term liabilities. Financial liabilities for foreign currency forward contracts are carried in accrued expenses and other liabilities.

At June 30, 2014, the Company carried the following financial liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	June 30, 2014	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Interest rate swap liabilities	$(2,080)	$—	$(2,080)	$—

At March 31, 2013, the Company carried the following financial liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	March 31, 2014	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments:
Interest rate swap liabilities	$(2,033)	$—	$(2,033)	$—

The Company values interest rate Swaps using pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Other Fair Value Measurements

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. During fiscal 2015 (through June 30, 2014), the Company did not adjust goodwill to its fair value as a result of any impairment analyses. During the fourth quarter of fiscal 2014, the Company recorded a $13,475 goodwill impairment charge related to our Latin America Wine & Spirit reporting unit. See Note 12 for further information on the goodwill impairment. During fiscal 2015 (through June 30, 2014) and fiscal 2014, the Company did not adjust intangible assets to their fair values as a result of any impairment analyses. Goodwill and intangible assets are valued using Level 3 inputs.

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

11.	Accumulated Other Comprehensive Income

The components of the Company’s accumulated other comprehensive income (loss) consisted of the following:

	June 30, 2014	March 31, 2014
Net unrealized foreign currency translation adjustments	$1,494	$(1,680)
Net unrealized loss on interest rate swaps, net of tax	(1,273)	(1,244)
Minimum pension liability, net of tax	(242)	(242)

Accumulated other comprehensive loss	$(21)	$(3,166)

No material amounts were reclassified out of accumulated other comprehensive income (loss) into net income during the three months ended June 30, 2014 and 2013.

12.	Goodwill and Intangible Assets

Below is a roll-forward of the Company’s goodwill:

Balance at March 31, 2014	$391,690
Adjustment to acquisitions	453
Currency translation	2,731

Balance at June 30, 2014	$394,874

During the three months ended June 30, 2014, goodwill increased by $453 for purchase accounting adjustments related to prior year acquisitions. This increase is primarily due to the finalization of the valuation of deferred tax liabilities related to the intangible assets acquired in the John Watson acquisition.

During the fourth quarter of fiscal 2014, the Company recorded a $13,475 goodwill impairment charge related to our Latin America Wine & Spirit reporting unit. The impairment loss recorded is an estimate, as the fair value appraisals of the fixed assets and lease intangibles used in step 2 of the two-step goodwill impairment test were not completed prior to the filing date of the 2014 10-K or this Form 10-Q for the three months ended June 30, 2014. Once the final step 2 valuations are completed, any resulting adjustments will be recognized in the second quarter of fiscal 2015.

The Company’s intangible assets consisted of the following:

	June 30, 2014			March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$182,594	$(33,273)	$149,321	$181,408	$(30,069)	$151,339
Technologies	1,535	(1,389)	146	1,561	(1,360)	201
Trademarks	1,047	(1,047)	—	1,019	(1,019)	—
Licensing intangible	2,516	(2,012)	504	2,474	(1,842)	632
Non-compete agreements	4,097	(472)	3,625	4,072	(301)	3,771

Total	$191,789	$(38,193)	$153,596	$190,534	$(34,591)	$155,943

The amortization expense of intangible assets for the three months ended June 30, 2014 and 2013 was $2,921 and $2,204, respectively.

13.	Facility Closures

On October 16, 2013, the Company announced plans to consolidate our manufacturing facility located in El Dorado Hills, California, into the Napa, California facility. The transition was completed in the fourth quarter of fiscal 2014. In connection with the closure of the El Dorado Hills facility, the Company recorded initial charges in the third quarter of fiscal 2014 of $1,382 for employee termination benefits, including severance and relocation and other costs. These were recorded in selling, general and administrative expenses in the condensed consolidated statement of income. During the fourth quarter of fiscal 2014, the nature of the employee termination benefits was determined to be such that adjustments were made to reduce the pre-tax impact to the initial charge by $216. The total amount of charges related to closure for El Dorado Hills for fiscal 2014 was $1,166, which were recorded in selling, general and administrative expenses in the consolidated statement of income. The total costs incurred in connection with the closure is expected to be approximately $1,400. Below is a roll forward of the accrued (prepaid) severance and other termination benefits and relocation and other costs related to the El Dorado Hills facility:

	Balance at March 31, 2014	Amounts Expensed	Amounts Paid	Balance at June 30, 2014
Accrued (prepaid) severance and other termination benefits and relocation and other costs	$744	66	872	$(62)

14.	Geographic Information

During fiscal 2014, the Company acquired the DI-NA-CAL label business, Watson, Gern, Flexo Print, Labelmakers Wine Division and Imprimerie Champenoise. All of these acquisitions expanded the Company’s geographic presence. For further information regarding these acquisitions, see Note 9 to the Company’s condensed consolidated financial statements. The Company now manufactures labels in the United States, Argentina, Australia, Canada, Chile, China, France, Italy, Mexico, Poland, Scotland, South Africa and Switzerland. Net revenues, based on the geographic area from which the product is shipped, for the three months ended June 30, 2014 and 2013 and long-lived assets by geographic area as of June 30, 2014 and March 31, 2014 are as follows:

	Three Months Ended
	June 30, 2014	June 30, 2013
Net revenues:
United States	$129,814	$108,926
Australia	15,107	17,293
Italy	16,132	14,377
Other International	42,086	26,247

Total	$203,139	$166,843

	June 30, 2014	March 31, 2014
Long-lived assets:
United States	$394,013	$394,997
Australia	101,512	100,467
Italy	63,294	60,882
Other International	194,985	193,555

Total	$753,804	$749,901

15.	Commitments and Contingencies

Litigation

The Company is subject to various legal claims and contingencies that arise out of the normal course of business, including claims related to commercial transactions, product liability, health and safety, taxes, environmental matters, employee matters and other matters. Litigation is subject to numerous uncertainties and the outcome of individual claims and contingencies is not predictable. It is possible that some legal matters for which reserves have or have not been established could result in an unfavorable outcome for the Company and any such unfavorable outcome could be of a material nature or have a material adverse effect on our financial condition, results of operations and cash flows.

16.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Three Months Ended
	June 30, 2014	June 30, 2013
Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,123	$4,324
Income taxes paid, net of refunds	3,454	632
Supplemental Disclosures of Non-Cash Activities:
Change in interest rate swap fair value	(47)	1,306

Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$(598)	$8,535
Liabilities assumed	598	(1,040)

Net cash paid	$—	$7,495

17.	Subsequent Events

Effective July 1, 2014, the Company acquired 100% of Multiprint Labels Limited (Multiprint) in Dublin, Ireland. Multiprint specializes in pressure sensitive labels for the wine & spirit and beverage markets in Ireland and the UK.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. Multi-Color Corporation’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 (the “2014 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

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

Results of Operations

Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013:

Net Revenues

			$ Change	% Change
	2014	2013
Net revenues	$203,139	$166,843	$36,296	22%

Net revenues increased 22% to $203,139 from $166,843 in the prior year quarter. Acquisitions occurring after the beginning of fiscal 2014 account for 20% of the increase or $33,223. Organic revenues increased 3% in volume offset by a 1% decrease due to the unfavorable impact of sales mix and pricing.

Cost of Revenues and Gross Profit

			$ Change	% Change
	2014	2013
Cost of revenues	$160,337	$136,411	$23,926	18%
% of Net revenues	78.9%	81.8%

Gross profit	$42,802	$30,432	$12,370	41%
% of Net revenues	21.1%	18.2%

Cost of revenues increased 18% or $23,926 compared to the prior year quarter primarily due to acquisitions occurring after the beginning of fiscal 2014 partially offset by unusually high costs related to press transfers and installations and charges for inventory write-offs in the prior year quarter.

Gross profit increased $12,370 or 41% compared to the prior year quarter. Acquisitions occurring after the beginning of fiscal 2014 contributed $7,468 to the increase. Gross margins increased to 21.1% of net revenues primarily due to improved operating efficiencies in North America and South America and acquisitions occurring after the beginning of fiscal 2014. Prior year quarter gross margins at 18.2% were impacted by unusually high costs related to press transfers and installations and charges for inventory write-offs.

Selling, General and Administrative Expenses

			$ Change	% Change
	2014	2013
Selling, general and administrative expenses	$16,704	$14,333	$2,371	17%
% of Net revenues	8.2%	8.6%

Selling, general and administrative (SG&A) expenses increased $2,371 or 17% compared to the prior year quarter but decreased as a percentage of sales from 8.6% in the prior year quarter to 8.2% in the current year quarter. In the current quarter, the Company incurred $232 of acquisition expenses. In the prior year quarter, the Company incurred $999 of expense related to the integration of the Labelmakers Wine Division in Australia, as well as related acquisition expenses of $382.

Interest Expense and Other Expense, Net

			$ Change	% Change
	2014	2013
Interest expense	$5,758	$5,176	$582	11%
Other expense, net	$136	$386	$(250)	(65)%

Interest expense increased by $582 or 11% compared to the prior year quarter primarily due to an increase in debt borrowings to finance fiscal 2014 acquisitions. The Company had $466,729 of debt outstanding at June 30, 2014 compared to $400,899 outstanding at June 30, 2013.

Other expense was $136 in the current quarter compared to expense of $386 in prior year quarter. This was primarily due to realized gains and losses on foreign exchange, partially offset by an adjustment of $339 to the supplemental purchase price accrual related to the acquisition of the John Watson business.

Income Tax Expense

			$ Change	% Change
	2014	2013
Income tax expense	$6,904	$3,865	$3,039	79%

Our effective tax rate decreased from 37% in the three months ended June 30, 2013 to 34% in the three months ended June 30, 2014 primarily due to the geographical mix of worldwide earnings. The Company expects its annual effective tax rate to be approximately 35% in fiscal year 2015.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the three months ended June 30, 2014, net cash provided by operating activities was $25,711 compared to $18,487 in the same period of the prior year. The cash provided by operating activities came from net income adjusted primarily for non-cash expenses of depreciation and amortization, stock-based compensation expense and changes in deferred taxes and working capital. The increase in cash provided by operating activities in the three months ended June 30, 2014, compared to the same period of the prior year, was primarily due to an increase in cash generated from earnings and depreciation and amortization and a decrease in changes in deferred taxes. Changes in working capital provided (used) cash from operating activities was $547 and $515 in the three months ended June 30, 2014 and 2013, respectively.

Through the three months ended June 30, 2014, net cash used in investing activities was $10,408 compared to $20,027 in the same period of the prior year. Investing activities in the current year include capital expenditures of $10,520. Cash used in investing activities in the prior year period included capital expenditures of $12,609 and investment in acquisitions of $7,495.

Capital expenditures in both periods were funded primarily from cash flows from operations and related primarily to the purchase of new presses. The projected amount of capital expenditures for fiscal year 2015 is approximately $35,000.

Through the three months ended June 30, 2014, net cash used in financing activities was $12,037 compared to net cash provided by financing activities of $1,746 in the same period of the prior year. During the three months ended June 30, 2014, we had net debt payments of $11,981, proceeds from issuance of common stock of $366 and dividends paid of $820 compared to net debt additions of $752, proceeds from issuance of common stock of $1,716 and dividends paid of $813 in the same period of the prior year.

Capital Resources

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment extended the expiration date to August 2016 and increased the aggregate principal amount to $500,000 with an additional $315,000 term loan, which the Company drew down on in conjunction with the York Label Group acquisition in October 2011. In February 2014, the Company executed the seventh amendment to the Credit Facility to access $100,000 to fund the acquisition of the DI-NA-CAL label business (see Note 9). As a result of the first through seventh amendments, which were executed in fiscal 2011 through fiscal 2014, the following current provisions are in place for the Credit Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at June 30, 2014: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.25 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The maximum consolidated leverage ratio has scheduled step downs to 3.50 to 1.00 in future periods. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of June 30, 2014.

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

At June 30, 2014, the aggregate commitment amount of $546,750 under the Credit Facility is comprised of the following: (i) a $155,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $351,750 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) March 31, 2014 through December 31, 2015 - amortization of $10,125 and (ii) March 31, 2016 through June 30, 2016 - amortization of $15,188, with the balance due at maturity.

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

The Company recorded $624 and $495 in interest expense for the three months ended June 30, 2014 and 2013, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Facility at June 30, 2014 consisted of $74,863 under the U.S. Revolving Credit Facility and $9,626 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at June 30, 2014 in the amount of $8,612.

We believe that we have both sufficient short and long-term liquidity and financing at this time. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We had a working capital position of $58,281 and $56,993 at June 30, 2014 and March 31, 2014, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2014:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$465,136	$43,025	$50,957	$370,933	$189	$32	$—
Capital leases	1,593	1,302	291	—	—	—	—
Interest on long-term debt (1)	47,094	22,043	21,503	3,537	9	2	—
Rent due under operating leases	69,114	13,142	10,500	8,918	7,258	6,270	23,026
Unconditional purchase obligations	1,285	1,285	—	—	—	—	—
Pension and post retirement obligations	1,074	21	34	50	63	118	788
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	14,623	10,923	1,117	1,963	—	620	—

Total contractual obligations	$599,919	$91,741	$84,402	$385,401	$7,519	$7,042	$23,814

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of June 30, 2014.
(2)	The table excludes $4,202 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

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

Our critical accounting policies and estimates are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2014 10-K. In addition, our significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements included in our 2014 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014 due to the material weaknesses identified in our internal control over financial reporting described below.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, we identified the following material weaknesses in the Company’s internal control over financial reporting: (1) failure to maintain a sufficient complement of corporate accounting and finance personnel to design and execute an effective system of internal controls in accordance with an appropriate framework; (2) failure to adequately restrict our general information technology controls intended to ensure that access to applications and data, and the ability to place program changes into production for such applications and data to the appropriate personnel resulting from inadequate segregation of duties; and (3) inappropriate design and ineffective operation of our internal controls over the accounting for restructuring activities, loss contingencies, business combinations, inventory, cost of sales, the sale and leaseback of equipment, and accounting for the valuation of long-lived assets, including property, plant equipment, amortizing intangible assets and goodwill, as well as failure to maintain sufficient documentary evidence of the controls’ operating effectiveness to demonstrate that the controls, as designed, would detect a material misstatement in the Company’s consolidated financial statements.

As a result of these material weaknesses, there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has implemented and continues to implement changes to its internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses. Since the end of the fiscal year, we have taken steps, including the following, to begin the remediation of the material weaknesses described above: (1) Completed an evaluation of the complement of corporate accounting and finance personnel. The need for additional personnel, including a separate Chief Accounting Officer, was identified, and recruitment for those positions began in July 2014. (2) Evaluated the roles and responsibilities of information technology personnel to ensure proper segregation of duties is maintained within our information technology environments. System changes have been made to remediate some of the segregation of duties issues identified, and we continue to make the necessary adjustments to specific personnel access and implement additional controls to properly segregate duties across our general information technology environments. (3) An evaluation of our system of internal controls is in process. Several controls have been added to ensure the Company’s internal controls are complete and suitably designed to address the relevant control objectives for all significant financial statement assertions and are designed at an appropriate level of precision such that they would detect a material misstatement in the consolidated financial statements. We are working to complete our evaluation, fully implement these controls and identify the appropriate level of documentation to be maintained to evidence the effectiveness of these controls.

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weaknesses identified. However, as we are still assessing the design and operating effectiveness of these measures, the identified material weaknesses have not been fully remediated as of June 30, 2014. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weaknesses’ impact to the consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, financial results of operations and cash flows as of and for the three months ended June 30, 2014. Based on these additional procedures and assessment, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Except as described above in regards to the remediation process described above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

Item 6.	Exhibits

10.1	Employment Agreement between Multi-Color Corporation and Sharon Birkett effective as of July 1, 2014

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: August 11, 2014	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial and Accounting Officer, Secretary