Form 10-Q
period 2014-09-30
MULTI COLOR Corp
filed 2014-11-07
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Common shares, no par value – 16,553,730 (as of October 31, 2014)

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation: factors discussed in conjunction with a forward-looking statement; changes in global economic and business conditions; changes in business strategy or plans; raw material cost pressures; availability of raw materials; availability to pass raw material cost increases to its customers; interruption of business operations; changes in, or the failure to comply with, government regulations, legal proceedings and developments; acceptance of new product offerings, services and technologies; new developments in packaging; ability to effectively manage our growth and execute our long-term strategy; ability to manage foreign operations and the risks involved with them, including compliance with applicable anti-corruption laws; currency exchange rate fluctuations; ability to manage global political uncertainty; terrorism and political unrest; increases in general interest rate levels and credit market volatility affecting our interest costs; competition within our industry; the ability to consummate and successfully integrate acquisitions; ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; the risk that some of our goodwill may be or later become impaired; the success and financial condition of our significant customers; dependence on information technology; ability to market new products; our ability to maintain an effective system of internal control; our ability to remediate our material weaknesses in our internal control over financial reporting; ongoing claims, lawsuits and governmental proceedings, including environmental proceedings; availability, terms and developments of capital and credit; dependence on key personnel; quality of management; ability to protect our intellectual property and the potential for intellectual property litigation; employee benefit costs; and risk associated with significant leverage. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the factors described in this paragraph, Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2014 contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net revenues	$213,041	$176,635	$416,180	$343,478
Cost of revenues	166,908	143,138	327,245	279,549

Gross profit	46,133	33,497	88,935	63,929
Selling, general and administrative expenses	15,998	13,425	32,636	27,758
Facility closure expenses	5,293	—	5,359	—
Goodwill impairment	951	—	951	—

Operating income	23,891	20,072	49,989	36,171
Interest expense	5,923	5,366	11,681	10,542
Other (income) expense, net	(187)	42	(51)	428

Income before income taxes	18,155	14,664	38,359	25,201
Income tax expense	6,893	5,046	13,797	8,911

Net income	$11,262	$9,618	$24,562	$16,290

Weighted average shares and equivalents outstanding:
Basic	16,531	16,331	16,506	16,287
Diluted	16,773	16,601	16,748	16,546

Basic earnings per common share	$0.68	$0.59	$1.49	$1.00
Diluted earnings per common share	$0.67	$0.58	$1.47	$0.98
Dividends per common share	$0.05	$0.05	$0.10	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$11,262	$9,618	$24,562	$16,290
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (1)	(22,134)	5,534	(18,960)	(6,865)
Unrealized gain (loss) on interest rate swaps, net of tax (2)	348	(205)	319	598

Total other comprehensive income (loss)	(21,786)	5,329	(18,641)	(6,267)

Comprehensive income (loss)	$(10,524)	$14,947	$5,921	$10,023

(1)	Amount is not net of tax as the earnings are reinvested within foreign jurisdictions.
(2)	Amount is net of tax of $221 and $130 for the three months ended September 30, 2014 and 2013, respectively, and $203 and $373 for the six months ended September 30, 2014 and 2013, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$13,613	$10,020
Accounts receivable, net of allowance of $2,285 and $2,028 at September 30, 2014 and March 31, 2014, respectively	120,550	118,906
Other receivables	4,632	6,737
Inventories, net	58,768	56,296
Deferred income tax assets	11,570	11,144
Prepaid expenses and other current assets	7,981	10,321

Total current assets	217,114	213,424
Assets held for sale	—	60
Property, plant and equipment, net of accumulated depreciation of $133,773 and $130,193 at September 30, 2014 and March 31, 2014, respectively	191,093	194,589
Goodwill	379,806	391,690
Intangible assets, net	146,981	155,943
Deferred financing fees and other non-current assets	6,889	7,619
Deferred income tax assets	1,226	1,141

Total assets	$943,109	$964,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$44,747	$42,648
Accounts payable	70,142	69,405
Accrued expenses and other liabilities	33,084	44,378

Total current liabilities	147,973	156,431
Long-term debt	415,094	435,554
Deferred income tax liabilities	57,606	56,561
Other liabilities	17,640	18,173

Total liabilities	638,313	666,719
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 16,768 and 16,571 shares issued at September 30, 2014 and March 31, 2014, respectively	1,014	994
Paid-in capital	137,574	132,344
Treasury stock, 228 and 161 shares at cost at September 30, 2014 and March 31, 2014, respectively	(6,457)	(3,760)
Restricted stock	(497)	(717)
Retained earnings	194,969	172,052
Accumulated other comprehensive loss	(21,807)	(3,166)

Total stockholders’ equity	304,796	297,747

Total liabilities and stockholders’ equity	$943,109	$964,466

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,562	$16,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,807	13,546
Amortization of intangible assets	5,823	4,610
Amortization of deferred financing costs	1,242	989
Impairment loss on fixed assets	621	—
Facility closure expenses related to impairment loss on fixed assets	5,208	—
Goodwill impairment	951	—
Net loss (gain) on disposal of property, plant and equipment	142	(11)
Stock based compensation expense	1,076	723
Excess tax benefit from stock based compensation	(1,358)	(174)
Deferred income taxes, net	653	3,431
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,100)	412
Inventories	(3,165)	(514)
Prepaid expenses and other assets	3,989	560
Accounts payable	2,259	(1,668)
Accrued expenses and other liabilities	135	(3,355)

Net cash provided by operating activities	51,845	34,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,047)	(18,896)
Investment in acquisitions, net of cash acquired	(1,389)	(36,068)
Proceeds from sale of property, plant and equipment	170	139

Net cash used in investing activities	(19,266)	(54,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	92,286	156,252
Payments under revolving lines of credit	(90,616)	(122,403)
Borrowings of long-term debt	1,896	1,750
Repayment of long-term debt	(22,180)	(10,674)
Payment of acquisition related contingent consideration	(10,916)	—
Proceeds from issuance of common stock	1,112	2,397
Excess tax benefit from stock based compensation	1,358	174
Dividends paid	(1,643)	(1,631)

Net cash (used in)/provided by financing activities	(28,703)	25,865

Effect of foreign exchange rate changes on cash	(283)	(340)

Net increase in cash and cash equivalents	3,593	5,539
Cash and cash equivalents, beginning of period	10,020	15,737

Cash and cash equivalents, end of period	$13,613	$21,276

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. A description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014 (the “2014 10-K”). These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2014 10-K.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides revised guidance for revenue recognition. The standard’s core principle is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance provides five steps that should be applied to achieve that core principle. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which for the Company is the fiscal year beginning April 1, 2017. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s condensed consolidated financial statements.

2. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding during the period plus, if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended				Six Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
		Per Share		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic EPS	16,531	$0.68	16,331	$0.59	16,506	$1.49	16,287	$1.00
Effect of dilutive stock options and restricted shares	242	(0.01)	270	(0.01)	242	(0.02)	259	(0.02)

Diluted EPS	16,773	$0.67	16,601	$0.58	16,748	$1.47	16,546	$0.98

The Company excluded 125 and 168 options to purchase shares in the three months ended September 30, 2014 and 2013, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 200 and 168 options to purchase shares in the six months ended September 30, 2014 and 2013, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

3. Inventories

The Company’s inventories consisted of the following:

	September 30, 2014	March 31, 2014
Finished goods	$32,544	$30,276
Work-in-process	7,920	7,539
Raw materials	22,241	21,503

Total inventories, gross	62,705	59,318
Inventory reserves	(3,937)	(3,022)

Total inventories, net	$58,768	$56,296

4. Debt

The components of the Company’s debt consisted of the following:

	September 30, 2014	March 31, 2014
U.S. Revolving Credit Facility, 4.33% and 3.93% weighted variable interest rate at September 30, 2014 and March 31, 2014, respectively, due in 2016	$84,300	$84,200
Term Loan Facility, 3.73% variable interest rate at September 30, 2014 and March 31, 2014, due in quarterly installments from 2015 to 2016	341,625	361,875
Australian Sub-Facility, 6.22% and 6.20% variable interest rate at September 30, 2014 and March 31, 2014, respectively, due in 2016	28,606	28,536
Capital leases	2,549	2,205
Other subsidiary debt	2,761	1,386

Total debt	459,841	478,202
Less current portion of debt	(44,747)	(42,648)

Total long-term debt	$415,094	$435,554

The following is a schedule of future annual principal payments as of September 30, 2014:

	Debt	Capital Leases	Total
October 2014 – September 2015	$43,128	$1,619	$44,747
October 2015 – September 2016	414,068	834	414,902
October 2016 – September 2017	38	96	134
October 2017 – September 2018	39	—	39
October 2018 – September 2019	19	—	19
Thereafter	—	—	—

Total	$457,292	$2,549	$459,841

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment extended the expiration date to August 2016 and increased the aggregate principal amount to $500,000 with an additional $315,000 term loan, which the Company drew down on in conjunction with the York Label Group acquisition in October 2011. In February 2014, the Company executed the seventh amendment to the Credit Facility to access $100,000 to fund the acquisition of the DI-NA-CAL label business (see Note 9). In September 2014, the Company executed the eighth amendment, which updated the Credit Facility to allow for certain Supply Chain Financing (SCF) arrangements. As a result of the first through eighth amendments, which were executed in fiscal 2011 through fiscal 2015, the following current provisions are in place for the Credit Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at September 30, 2014: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.25 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The maximum consolidated leverage ratio has scheduled step downs to 3.50 to 1.00 in future periods. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of September 30, 2014.

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

At September 30, 2014, the aggregate commitment amount of $536,625 under the Credit Facility is comprised of the following: (i) a $155,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $341,625 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) March 31, 2014 through December 31, 2015—amortization of $10,125 and (ii) March 31, 2016 through June 30, 2016—amortization of $15,188, with the balance due at maturity.

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

The Company recorded $618 and $495 in interest expense for the three months ended September 30, 2014 and 2013, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $1,242 and $989 in interest expense for the six months ended September 30, 2014 and 2013, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Facility at September 30, 2014 consisted of $70,163 under the U.S. Revolving Credit Facility and $11,394 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at September 30, 2014 in the amount of $8,933.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	September 30, 2014	March 31, 2014
Total minimum lease payments	$2,685	$2,261
Less amount representing interest	(136)	(56)

Present value of net minimum lease payments	2,549	2,205
Current portion	(1,619)	(1,728)

Capitalized lease obligations, less current portion	$930	$477

The capitalized leases carry interest rates from 2.70% to 17.61% and mature from fiscal 2015 to fiscal 2017.

5. Major Customers

During the three months ended September 30, 2014 and 2013, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 18% and 17%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

During the six months ended September 30, 2014 and 2013, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17% and 16%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

In addition, accounts receivable balances from the Procter & Gamble Company approximated 9% and 7% of the Company’s total accounts receivable balance at September 30, 2014 and March 31, 2014, respectively. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6. Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At September 30, 2014, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2010. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2009. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of September 30, 2014 and March 31, 2014, the Company had liabilities of $4,304 and $4,161, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended September 30, 2014 and 2013, the Company recognized $122 and $129, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. During the six months ended September 30, 2014 and 2013, the Company recognized $275 and $205, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at September 30, 2014 and March 31, 2014 was $1,575 and $1,306, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three and six months ended September 30, 2014, the Company did not release any reserves, including interest and penalties, related to uncertain tax positions that have been settled. The Company believes that it is reasonably possible that $496 of unrecognized tax benefits as of September 30, 2014 could be released within the next 12 months due to lapse of statute of limitations and settlements of certain foreign income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $4,304.

During the fourth quarter of fiscal year 2014, the IRS released Rev. Proc. 2014-16 and 2014-17, which provided transitional guidance related to the final tangible property regulations issued on September 13, 2013. These regulations are effective for Multi-Color’s fiscal year ending March 31, 2015. Multi-Color continues to review these regulations but does not believe there will be a material impact on the consolidated financial statements when they are fully adopted.

7. Financial Instruments

Interest Rate Swaps

The Company uses interest rate swap agreements (Swaps) to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties.

In October 2011, in connection with the drawdown of the $315,000 term loan for the acquisition of York Label Group, the Company entered into three forward starting non-amortizing Swaps for a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Facility, which was 3.50% as of September 30, 2014.

The Swaps are designated as cash flow hedges, with the effective portion of gains and losses, net of tax, measured on an ongoing basis, recorded in accumulated other comprehensive income (loss). If a hedge or a portion thereof were determined to be ineffective, any gains and losses would be recorded in interest expense in the condensed consolidated statements of income. The amount of gain (loss) on the interest rate swaps recognized in other comprehensive income (OCI) was as follows:

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gain (loss) recognized in OCI on interest rate swaps (effective portion)	$569	$(335)	$522	$971

There was no hedge ineffectiveness related to the Swaps during the three and six months ended September 30, 2014 and 2013. During the next 12 months, the amount of the gains (losses) included in the September 30, 2014 accumulated OCI balance that is expected to be reclassified into the condensed consolidated statements of income is not material. The fair value of the Swaps was included in other long-term liabilities on the condensed consolidated balance sheets. See Note 10 for additional information on the fair value of the Swaps.

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

The Company has historically entered into foreign currency forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments to purchase presses and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the condensed consolidated statements of income in the same period during which the related hedged items affect the condensed consolidated statements of income. The amount of gain (loss) on the foreign currency forward contracts recognized in the condensed consolidated statements of income was as follows:

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gain (loss) on foreign currency forward contracts	$—	$76	$—	$122
Gain (loss) on related hedged items	$—	$(78)	$—	$(136)

In fiscal 2014, the Company entered into a foreign currency forward contract to fix the U.S. dollar value of certain intercompany loan payments. The contract matured on April 1, 2014. This contract was not designated as a hedging instrument; therefore, changes in the fair value of the contract were immediately recognized in other income and expense in the condensed consolidated statements of income and were not material to the consolidated results of operations during the six months ended September 30, 2013.

No material foreign currency forward contracts were outstanding as of September 30, 2014.

8. Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	September 30, 2014	March 31, 2014
Accrued payroll and benefits	$17,893	$17,531
Accrued income taxes	4,449	2,366
Professional fees	345	391
Accrued taxes other than income taxes	1,205	1,210
Deferred lease incentive	324	453
Accrued interest	116	115
Accrued severance	673	1,123
Customer rebates	2,678	1,818
Deferred press payments	754	650
Plant consolidation costs (1)	6	744
Contingent consideration	—	10,307
Other	4,641	7,670

Total accrued expenses and other liabilities	$33,084	$44,378

(1)	The balance at September 30, 2014 and March 31, 2014 consisted of a liability related to severance and other termination benefits and relocation and other costs for the Company’s facility in El Dorado Hills, California, as further described in Note 13.

9. Acquisitions

DI-NA-CAL Summary

On February 1, 2014, the Company acquired the assets of the DI-NA-CAL label business, based near Cincinnati, Ohio, from Graphic Packaging International, Inc., which was accounted for as a business combination. DI-NA-CAL operates manufacturing facilities near Cincinnati, Ohio and Greensboro, North Carolina and provides decorative label solutions primarily in the heat transfer label markets for home & personal care and food & beverage through long-standing relationships with blue chip national and multi-national customers. The acquisition extends Multi-Color’s position in the heat transfer label market and allows us to support a number of new customers with a broader range of label technologies. The results of DI-NA-CAL’s operations were included in the Company’s condensed consolidated financial statements beginning on February 1, 2014.

The purchase price for DI-NA-CAL consisted of cash of $80,667, which was funded through borrowings under the Credit Facility (see Note 4 for details of the Credit Facility). Upon closing, $8,067 of the purchase price was deposited into an escrow account and is to be released to the seller on the 18 month anniversary of the closing date in accordance with the provisions of the escrow agreement. The escrow amount is to fund certain potential obligations of the seller with respect to the transaction. The Company spent $451 in acquisition expenses related to the DI-NA-CAL acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income, $44 in the second quarter of 2015, $102 in the first quarter of 2015 and $305 in fiscal 2014.

In conjunction with the acquisition of DI-NA-CAL, the Company recorded an indemnification asset of $427, which represents the seller’s obligation to indemnify Multi-Color relating to pre-acquisition customer quality claims. An escrow fund exists for indemnification obligations, subject to certain minimum thresholds and deductibles, with unreleased funds to be distributed on August 3, 2015.

John Watson & Company Limited (Watson) Summary

On October 1, 2013, the Company acquired 100% of Watson based in Glasgow, Scotland. Watson is the leading glue-applied spirit label producer in the U.K. The business is ideally located for its key customers and is complementary to MCC’s existing business in Glasgow (formerly Labelgraphics), the leading pressure sensitive wine and spirit label producer in the same region. The results of Watson’s operations were included in the Company’s condensed consolidated financial statements beginning on October 1, 2013.

The purchase price for Watson consisted of the following:

Cash from proceeds of borrowings	$13,136
Contingent consideration	8,498

Purchase price, before cash acquired	21,634
Net cash acquired	(143)

Total purchase price	$21,491

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 4 for details of the Credit Facility). The purchase price includes a future performance based earnout of $8,498, estimated as of the acquisition date. The amount of the earnout was based on a comparison between EBITDA for the acquired business for fiscal 2013 and fiscal 2014 less certain adjustments and any claims to fund certain potential indemnification obligations of the seller with respect to the transaction. An additional $1,063 related to the earnout due to the sellers was accrued in the fourth quarter of fiscal 2014 based on better than estimated fiscal 2014 performance by the acquired company compared to estimates made at the time of the acquisition, which was recorded in other expense in the consolidated statements of income. In June 2014, the amount of the earnout was finalized and an additional $343 was accrued, which was recorded in other expense in the condensed consolidated statements of income. The earnout was paid in July 2014. The Company spent $284 in acquisition expenses related to the Watson acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income in fiscal 2014.

Flexo Print S.A. De C.V. (Flexo Print) Summary

On August 1, 2013, the Company acquired 100% of Flexo Print based in Guadalajara, Mexico. Flexo Print is a leading producer of home & personal care, food & beverage, wine & spirit and pharmaceutical labels in Latin America. The acquisition provided Multi-Color with significant growth opportunities in Mexico through our many common customers, technologies and suppliers. The results of Flexo Print’s operations were included in the Company’s condensed consolidated financial statements beginning on August 1, 2013.

The purchase price for Flexo Print consisted of the following:

Cash from proceeds of borrowings	$29,134
Deferred payment	2,713

Purchase price, before debt assumed	31,847
Net debt assumed	2,324

Total purchase price	$34,171

The cash portion of the purchase price was funded through borrowings under the Credit Facility (see Note 4 for details of the Credit Facility). Assumed net debt includes $2,884 of bank debt less $560 of cash acquired. Upon closing, $3,058 of the purchase price was deposited into an escrow account, and an additional $1,956 of the purchase price was retained by MCC and is deferred until the third anniversary of the closing date, at which time it should be deposited into the escrow account. These combined escrow amounts are to be released to the seller on the fifth anniversary of the closing date in accordance with the purchase agreement. An additional $757 of the purchase price was retained by MCC at closing and is to be paid to the seller on the third anniversary of the closing date in accordance with the purchase agreement. The combined escrow and retention amounts are to fund certain potential indemnification obligations of the seller with respect to the transaction. The Company spent $359 in acquisition expenses related to the Flexo Print acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income, $2 in the first quarter of fiscal 2015 and $357 in fiscal 2014.

In the fourth quarter of fiscal 2014 and the second quarter of fiscal 2015, the Company adjusted the deferred payment by $(1,157) and $69, respectively, in settlement of an indemnification claim.

In conjunction with the acquisition of Flexo Print, the Company recorded an indemnification asset of $3,279, which represents the seller’s obligation to indemnify Multi-Color for the outcome of potential contingent liabilities relating to uncertain tax positions. A portion of the purchase price has been heldback by Multi-Color and additional funds are being held in an escrow account in order to support the sellers’ indemnification obligations, with unreleased funds to be distributed on August 1, 2018.

Purchase Price Allocation and Other Items

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for DI-NA-CAL will be finalized prior to the end of January 2015 once independent fair value appraisals of assets and liabilities and valuation of tax liabilities are finalized. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for Watson and Flexo Print was finalized during the second quarter of 2015 as the independent fair value appraisals of assets and liabilities and valuation of tax liabilities were finalized.

Based on fair value estimates, the final purchase prices for DI-NA-CAL, Watson and Flexo Print have been allocated to individual assets acquired and liabilities assumed as follows:

	DI-NA-CAL	Watson	Flexo Print
Assets Acquired:
Net cash acquired	$—	$143	$—
Accounts receivable	7,507	4,606	8,101
Inventories	3,489	1,974	2,110
Property, plant and equipment	9,175	5,404	11,522
Intangible assets	37,600	4,090	5,367
Goodwill	27,602	10,318	16,063
Other assets	479	576	6,668

Total assets acquired	85,852	27,111	49,831

Liabilities Assumed:
Accounts payable	4,273	2,610	7,178
Accrued income taxes payable	—	371	247
Accrued expenses and other liabilities	912	964	5,010
Net debt assumed	—	—	2,324
Deferred tax liabilities	—	1,532	3,225

Total liabilities assumed	5,185	5,477	17,984

Net assets acquired	$80,667	$21,634	$31,847

The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	DI-NA-CAL		Watson		Flexo Print
	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$34,450	21 years	$4,090	20 years	$5,367	17 years
Non-compete agreements	3,150	7 years	—	—	—	—

Total identifiable intangible assets	$37,600		$4,090		$5,367

Identifiable intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization. The weighted-average amortization period for identifiable intangible assets acquired in the DI-NA-CAL, Watson and Flexo Print acquisitions is 20, 20 and 17 years, respectively.

The goodwill for DI-NA-CAL is attributable to opportunities to expand business with new blue chip national and multi-national customers through multiple label technology offerings and the acquired workforce. The goodwill for Flexo Print is attributable to access to the Mexican label market and the acquired workforce. The goodwill for Watson is attributable to access to the UK spirit label market and the acquired workforce. Goodwill arising from the Watson and Flexo Print acquisitions is not deductible for income tax purposes. Goodwill arising from the DI-NA-CAL acquisition is deductible for income tax purposes. Below is a roll forward of the acquisition goodwill from acquisition date to September 30, 2014:

	DI-NA-CAL	Watson	Flexo Print
Balance at acquisition date	$27,602	$10,318	$16,063
Foreign exchange impact	—	10	(834)

Balance at September 30, 2014	$27,602	$10,328	$15,229

The accounts receivable acquired as part of the DI-NA-CAL acquisition had a fair value of $7,507 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $7,626 and the estimated contractual cash flows that are not expected to be collected are $119. The accounts receivable acquired as part of the Watson acquisition had a fair value of $4,606 at the acquisition date. The gross contractual value of the receivables prior to any adjustment was $4,623 and the estimated contractual cash flows that are not expected to be collected are $17. The accounts receivable acquired as part of the Flexo Print acquisition had a fair value of $8,101 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $8,258 and the estimated contractual cash flows that are not expected to be collected are $157.

Other Acquisition Activity

On July 1, 2014, the Company acquired 100% of Multiprint Labels Limited (Multiprint) based in Dublin, Ireland for $1,662 plus net debt assumed of $2,371. The purchase price includes $273 that is deferred for one year after the closing date. Multiprint specializes in pressure sensitive labels for the wine & spirit and beverage markets in Ireland and the UK. The results of operations of this acquired business have been included in the condensed consolidated financial statements since the date of acquisition and have been determined to be immaterial for further disclosure.

On October 1, 2013, the Company acquired Gern & Cie SA (Gern) based in Neuchatel, Switzerland for $5,939. Gern is the premier wine label producer in Switzerland, with similar customer profiles and technologies as our existing French operations. On April 2, 2013, the Company completed acquisitions in Australia and France for $7,362. In Adelaide, Australia, MCC acquired Labelmakers Wine Division. In the Champagne region of France, MCC acquired Imprimerie Champenoise, which increased our ability to support local champagne producers in the region. The results of operations of these acquired businesses have been included in the condensed consolidated financial statements since the date of acquisition and have been determined to be individually and collectively immaterial for further disclosure.

On April 2, 2012, the Company acquired 100% of Labelgraphics (Holdings) Ltd. (Labelgraphics), a wine & spirit label specialist located in Glasgow, Scotland, for $24,634 plus net debt assumed of $712. The purchase price included a future performance based earnout of $3,461, estimated as of the acquisition date. The amount of the earnout was based on a comparison between EBITDA for the acquired business for fiscal 2012 and the average for fiscal 2013 and fiscal 2014 less certain adjustments and any claims to fund certain potential indemnification obligations of the seller with respect to the transaction. The accrual related to the earnout due to sellers was decreased to $500 in the fourth quarter of fiscal 2014 based upon the actual results of the acquired company for fiscal 2013 and 2014 compared to the estimates made at the time of acquisition and was paid in July 2014. The Company spent $394 in acquisition expenses related to the Labelgraphics acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income, $7 in the first quarter of 2014 and $387 in fiscal 2013.

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

Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly.

Level 3—Unobservable inputs.

The determination of where an asset or liability falls in the hierarchy requires significant judgment.

Derivative Financial Instruments

The Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 at September 30, 2014 to convert variable interest rates on a portion of outstanding debt to fixed interest rates to minimize interest rate risk. The Company adjusts the carrying value of these derivatives to their estimated fair values and records the adjustment in accumulated other comprehensive income (loss). See Note 7 for additional information on the Swaps.

The Company has historically entered into foreign currency forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments to purchase presses and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the condensed consolidated statements of income in the same period during which the related hedged items affect the condensed consolidated statements of income.

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

No material foreign currency forward contracts were outstanding as of September 30, 2014.

At September 30, 2014, the Company carried the following financial liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	September 30, 2014	Level 1	Level 2	Level 3	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swap liabilities	$(1,511)	$—	$(1,511)	$—	Other long-term liabilities
At March 31, 2014, the Company carried the following financial liabilities at fair value:
	Fair Value at	Fair Value Measurement Using
	March 31, 2014	Level 1	Level 2	Level 3	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swap liabilities	$(2,033)	$—	$(2,033)	$—	Other long-term liabilities

The Company values the Swaps using pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Other Fair Value Measurements

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values. As a result of the impairment test during the fourth quarter of fiscal 2014, the Company recorded an estimated non-cash goodwill impairment charge of $13,475 related to our Latin America Wine & Spirit (LA W&S) reporting unit. During the three months ended September 30, 2014, the Company finalized the fiscal 2014 impairment test and recorded an additional non-cash goodwill impairment charge of $951 for LA W&S. See Note 12 for further information on the goodwill impairment charges. During fiscal 2015 (through September 30, 2014) and fiscal 2014, the Company did not adjust intangible assets to their fair values as a result of any impairment analyses. Goodwill and intangible assets are valued using Level 3 inputs.

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

On September 16, 2014, the Company decided to close our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin, subject to satisfactory completion of the customer qualification process. The closures were subsequently communicated to employees on November 4, 2014. As a result of the decision to close the facilities, the Company determined that it was more likely than not that certain fixed assets at the Norway, Michigan and Watertown, Wisconsin manufacturing facilities will be sold or otherwise disposed of significantly before the end of their estimated useful lives. During the three months ended September 30, 2014, a non-cash impairment charge of $5,208 related to these assets was recorded in facility closure expenses in the condensed consolidated statements of income, primarily to write off certain machinery and equipment that is not being transferred to other locations and will be abandoned. Also included in the charge is impairment related to the land and building in Norway, Michigan. These carrying amounts were adjusted to their estimated fair value, less costs to sell, which were determined based on a market valuation from an independent third party. The land and building in Watertown, Wisconsin were not impaired. The assets at the Norway and Watertown facilities were classified as held and used as of September 30, 2014. See Note 13 for further information on these facility closures.

During the three months ended September 30, 2014, the Company also determined that it was more likely than not that certain fixed assets at the manufacturing facilities located in Chile and Argentina will be sold or otherwise disposed of significantly before the end of their estimated useful lives. A non-cash impairment charge of $621 related to these assets was recorded in selling, general and administrative expenses in the condensed consolidated statements of income, primarily to write-down certain machinery and equipment to their estimated fair values. In addition, the carrying amounts of certain machinery and equipment that was abandoned were written off.

11. Accumulated Other Comprehensive Loss

The components of the Company’s accumulated other comprehensive loss consisted of the following:

	September 30, 2014	March 31, 2014
Net unrealized foreign currency translation adjustments	$(20,640)	$(1,680)
Net unrealized loss on interest rate swaps, net of tax	(925)	(1,244)
Minimum pension liability, net of tax	(242)	(242)

Accumulated other comprehensive loss	$(21,807)	$(3,166)

No material amounts were reclassified out of accumulated other comprehensive loss into net income during the three and six months ended September 30, 2014 and 2013.

12. Goodwill and Intangible Assets

Below is a roll forward of the Company’s goodwill:

Balance at March 31, 2014	$391,690
Acquisitions	136
Adjustments to prior year acquistiions	(626)
Impairment charge	(951)
Currency translation	(10,443)

Balance at September 30, 2014	$379,806

During the six months ended September 30, 2014, goodwill decreased by $626 for purchase accounting adjustments related to prior year acquisitions. This decrease is primarily due to the updated valuation of property, plant and equipment and intangible assets acquired in the DI-NA-CAL acquisition and adjustments to the valuation of accounts receivable and the related deferred tax assets acquired in the Flexo Print acquisition, partially offset by an increase due to the finalization of the valuation of the unfavorable lease liability and deferred tax liabilities related to the intangible assets acquired in the Watson acquisition.

As a result of the goodwill impairment test during the fourth quarter of fiscal 2014, the Company recorded a non-cash goodwill impairment charge of $13,475 related to our Latin America Wine & Spirit reporting unit. The impairment loss recorded was an estimate, as the fair value appraisals of the fixed assets and lease intangibles used in step 2 of the two-step goodwill impairment test were not completed prior to the filing date of the 2014 10-K. During the three months ended September 30, 2014, the fair value appraisals were finalized, the two-step goodwill impairment test was completed and an additional non-cash impairment of $951 was recognized. This additional impairment was primarily due to a change in the fair value of the fixed assets and lease intangibles based on the final market valuation.

The Company’s intangible assets consisted of the following:

	September 30, 2014			March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$177,495	$(34,651)	$142,844	$181,408	$(30,069)	$151,339
Technologies	1,455	(1,368)	87	1,561	(1,360)	201
Trademarks	975	(975)	—	1,019	(1,019)	—
Licensing intangible	2,321	(1,973)	348	2,474	(1,842)	632
Non-compete agreements	4,033	(610)	3,423	4,072	(301)	3,771
Lease intangible	291	(12)	279	—	—	—

Total	$186,570	$(39,589)	$146,981	$190,534	$(34,591)	$155,943

The amortization expense of intangible assets for the three months ended September 30, 2014 and 2013 was $2,902 and $2,406, respectively. The amortization expense of intangible assets for the six months ended September 30, 2014 and 2013 was $5,823 and $4,610, respectively.

13. Facility Closures

On September 16, 2014, the Company decided to close our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin, subject to satisfactory completion of the customer qualification process. Due to available capacity, we will transition the Norway and Watertown business to other North American facilities. On November 4, 2014, the Company communicated to employees its plans to close the Norway and Watertown facilities. The process to close the facilities will begin immediately and is expected to be substantially complete by December 31, 2014.

During the three months ended September 30, 2014, the Company recorded a non-cash impairment charge of $5,208 related to property, plant and equipment at the Norway and Watertown facilities, which was recorded in facility closure expenses in the condensed consolidated statements of income. See further details at Note 10. The Company expects to incur additional costs of $2,300 to $2,800, primarily related to severance and other termination benefits. Total costs incurred in connection with the closure are expected to be $7,500 to $8,000 including fixed asset impairments, severance and other termination benefits and other associated costs.

On October 16, 2013, the Company announced plans to consolidate our manufacturing facility located in El Dorado Hills, California, into the Napa, California facility. The transition was completed in the fourth quarter of fiscal 2014. In connection with the closure of the El Dorado Hills facility, the Company recorded initial charges in the third quarter of fiscal 2014 of $1,382 for employee termination benefits, including severance and relocation and other costs. During the fourth quarter of fiscal 2014, the nature of the employee termination benefits was determined to be such that adjustments were made to reduce the pre-tax impact to the initial charge by $216. The total amount of charges related to the closure of El Dorado Hills for fiscal 2014 was $1,166, which were recorded in facility closure expenses in the consolidated statement of income. The total costs incurred in connection with the closure are expected to be approximately $1,400. Below is a roll forward of the accrued (prepaid) severance and other termination benefits and relocation and other costs related to the El Dorado Hills facility:

	Balance at March 31, 2014	Amounts Expensed	Amounts Paid	Balance at September 30, 2014
Accrued (prepaid) severance and other termination benefits and relocation and other costs	$744	151	(934)	$(39)

14. Geographic Information

During fiscal 2015, the Company acquired Multiprint. During fiscal 2014, the Company acquired the DI-NA-CAL label business, Watson, Gern, Flexo Print, Labelmakers Wine Division and Imprimerie Champenoise. All of these acquisitions expanded the Company’s geographic presence. For further information regarding these acquisitions, see Note 9 to the Company’s condensed consolidated financial statements. The Company now manufactures labels in the United States, Argentina, Australia, Canada, Chile, China, France, Ireland, Italy, Mexico, Poland, Scotland, South Africa and Switzerland. Net revenues, based on the geographic area from which the product is shipped, for the three and six months ended September 30, 2014 and 2013 and long-lived assets by geographic area as of September 30, 2014 and March 31, 2014 are as follows:

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net revenues:
United States	$134,912	$112,089	$264,726	$221,015
Australia	17,609	17,964	32,716	35,257
Italy	15,199	14,835	31,331	29,212
Other International	45,321	31,747	87,407	57,994

Total	$213,041	$176,635	$416,180	$343,478

	September 30, 2014	March 31, 2014
Long-lived assets:
United States	$386,915	$394,997
Australia	93,767	100,467
Italy	57,593	60,882
Other International	186,494	193,555

Total	$724,769	$749,901

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

16. Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Six Months Ended
	September 30, 2014	September 30, 2013
Supplemental Disclosures of Cash Flow Information:
Interest paid	$10,335	$9,500
Income taxes paid, net of refunds	7,500	3,942
Supplemental Disclosures of Non-Cash Activities:
Change in interest rate swap fair value	$522	$971
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$6,671	$58,345
Liabilities assumed	(5,022)	(19,564)
Liabilities for deferred payments	(260)	(2,713)

Net cash paid	$1,389	$36,068

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

Results of Operations

Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013:

Net Revenues

			$	%
	2014	2013	Change	Change
Net revenues	$213,041	$176,635	$36,406	21%

Net revenues increased 21% to $213,041 from $176,635 in the prior year quarter. Net revenues increased 16% or $28,001 due to acquisitions occurring after the beginning of fiscal 2014 and 4% due to higher sales volumes led by North America and Europe and 1% due to pricing sales/mix.

Cost of Revenues and Gross Profit

			$	%
	2014	2013	Change	Change
Cost of revenues	$166,908	$143,138	$23,770	17%
% of Net revenues	78.3%	81.0%
Gross profit	$46,133	$33,497	$12,636	38%
% of Net revenues	21.7%	19.0%

Cost of revenues increased 17% or $23,770 compared to the prior year quarter primarily due to acquisitions occurring after the beginning of fiscal 2014.

Gross profit increased $12,636 or 38% compared to the prior year quarter. Acquisitions occurring after the beginning of fiscal 2014 contributed $6,874 to the increase. Gross margins increased to 21.7% of sales revenues primarily due to improved operating efficiencies in North America and South America and acquisitions occurring after the beginning of fiscal 2014.

Selling, General and Administrative Expenses and Facility Closure Expenses

			$	%
	2014	2013	Change	Change
Selling, general and administrative expenses	$15,998	$13,425	$2,573	19%
% of Net revenues	7.5%	7.6%
Facility closure expenses	$5,293	$—	$5,293	100%
% of Net revenues	2.5%	0.0%

Selling, general and administrative expenses increased $2,573 or 19% compared to the prior year quarter but decreased as a percentage of sales from 7.6% in the prior year quarter to 7.5% in the current year quarter. Acquisitions occurring after the beginning of fiscal 2014 contributed $1,881 to the increase. In the current year quarter, the Company incurred $105 of acquisition expenses. In the prior year quarter, the Company incurred $300 of acquisition expenses and $117 of expenses related to the integration of the Labelmakers Wine Division in Australia.

Facility closure expenses were $5,293 in the current year quarter, $5,208 of which related to a non-cash fixed asset impairment charge for certain assets at our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin. On November 4, 2014, the Company communicated to employees its plans to close these two manufacturing facilities. An additional $85 in facility closure expenses were incurred in the current year quarter related to the fiscal 2014 closure of our manufacturing facility in El Dorado Hills, California.

Goodwill Impairment

			$	%
	2014	2013	Change	Change
Goodwill impairment	$951	$—	$951	100%

As a result of the impairment test during the fourth quarter of fiscal 2014, the Company recorded an estimated non-cash goodwill impairment charge of $13,475 related to our Latin America Wine & Spirit (LA W&S) reporting unit. During the three months ended September 30, 2014, the Company finalized the fiscal 2014 impairment test and recorded an additional non-cash goodwill impairment charge of $951 for LA W&S. This additional impairment was primarily due to a change in the fair value of the fixed assets and lease intangibles based on the final market valuation.

Interest Expense and Other (Income) Expense, Net

			$	%
	2014	2013	Change	Change
Interest expense	$5,923	$5,366	$557	10%
Other (income) expense, net	$(187)	$42	$(229)	(545%)

Interest expense increased by $557 or 10% compared to the prior year quarter primarily due to an increase in debt borrowings to finance fiscal 2014 acquisitions. The Company had $459,841 of debt outstanding at September 30, 2014 compared to $428,731 outstanding at September 30, 2013.

Income Tax Expense

			$	%
	2014	2013	Change	Change
Income tax expense	$6,893	$5,046	$1,847	37%

Our effective tax rate increased from 34% in the three months ended September 30, 2013 to 38% in the three months ended September 30, 2014 primarily due to goodwill impairment losses that were non-deductible for tax purposes. The Company expects its annual effective tax rate to be approximately 35% in fiscal year 2015.

Six Months Ended September 30, 2014 compared to the Six Months Ended September 30, 2013:

Net Revenues

			$	%
	2014	2013	Change	Change
Net revenues	$416,180	$343,478	$72,702	21%

Net revenues increased 21% to $416,180 from $343,478 in the six months ended September 30, 2013. Net revenues increased 18% or $60,399 due to acquisitions occurring after the beginning of fiscal 2014 and 4% due to higher sales volumes, offset by a 1% decrease due to the unfavorable impact of foreign exchange rates.

Cost of Revenues and Gross Profit

			$	%
	2014	2013	Change	Change
Cost of revenues	$327,245	$279,549	$47,696	17%
% of Net revenues	78.6%	81.4%
Gross profit	$88,935	$63,929	$25,006	39%
% of Net revenues	21.4%	18.6%

Cost of revenues increased 17% or $47,696 compared to the six months ended September 30, 2013 primarily due to acquisitions occurring after the beginning of fiscal 2014 and unusually high costs related to press transfers and installation and charges for inventory write-offs in the prior year period.

Gross profit increased $25,006 or 39% compared to the six months ended September 30, 2013. Acquisitions occurring after the beginning of fiscal 2014 contributed $14,103 to the increase. Gross margins increased to 21.4% of net revenues primarily due to improved operating efficiencies in North America and South America and acquisitions occurring after the beginning of fiscal 2014.

Selling, General and Administrative Expenses and Facility Closure Expenses

			$	%
	2014	2013	Change	Change
Selling, general and administrative expenses	$32,636	$27,758	$4,878	18%
% of Net revenues	7.8%	8.1%
Facility closure expenses	$5,359	$—	$5,359	100%
% of Net revenues	1.3%	0.0%

Selling, general and administrative expenses increased $4,878 or 18% compared to the six months ended September 30, 2013 but decreased as a percentage of sales from 8.1% in the prior year to 7.8% in the current year. Acquisitions occurring after the beginning of fiscal 2014 contributed $4,299 to the increase. In the current year, the Company incurred $337 of acquisition expenses. In the prior year, the Company incurred $1,116 of expenses related to the integration of the Labelmakers Wine Division in Australia, as well as acquisition expenses of $682.

Facility closure expenses were $5,359 in the current year, $5,208 of which related to a non-cash fixed asset impairment charge for certain assets at our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin. On November 4, 2014, the Company communicated to employees its plans to close these two manufacturing facilities. An additional $151 in facility closure expenses were incurred in the current year related to the fiscal 2014 closure of our manufacturing facility in El Dorado Hills, California.

Goodwill Impairment

			$	%
	2014	2013	Change	Change
Goodwill impairment	$951	$—	$951	100%

As a result of the impairment test during the fourth quarter of fiscal 2014, the Company recorded an estimated non-cash goodwill impairment charge of $13,475 related to our Latin America Wine & Spirit (LA W&S) reporting unit. During the six months ended September 30, 2014, the Company finalized the fiscal 2014 impairment test and recorded an additional non-cash goodwill impairment charge of $951 for LA W&S. This additional impairment was primarily due to a change in the fair value of the fixed assets and lease intangibles based on the final market valuation.

Interest Expense and Other (Income) Expense, Net

			$	%
	2014	2013	Change	Change
Interest expense	$11,681	$10,542	$1,139	11%
Other (income) expense, net	$(51)	$428	$(479)	(112%)

Interest expense increased by $1,139 or 11% compared to the six months ended September 30, 2013 primarily due to an increase in debt borrowings to finance fiscal 2014 acquisitions. The Company had $459,841 of debt outstanding at September 30, 2014 compared to $428,731 outstanding at September 30, 2013.

Income Tax Expense

			$	%
	2014	2013	Change	Change
Income tax expense	$13,797	$8,911	$4,886	55%

Our effective tax rate increased from 35% in the six months ended September 30, 2013 to 36% in the six months ended September 30, 2014 primarily due to goodwill impairment losses that were non-deductible for tax purposes.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the six months ended September 30, 2014, net cash provided by operating activities was $51,845 compared to $34,839 in the same period of the prior year. The cash provided by operating activities came from net income adjusted primarily for non-cash expenses of depreciation and amortization, goodwill impairment, impairment loss on long-lived assets (primarily related to facility closures), stock-based compensation expense and changes in deferred taxes and working capital. The increase in cash provided by operating activities in the six months ended September 30, 2014, compared to the same period of the prior year, was primarily due to an increase in cash generated from earnings, depreciation and amortization and changes in working capital offset by an increase in the excess tax benefit from stock based compensation and a decrease in changes in deferred taxes. In addition, the current year includes add-backs for non-cash charges related to the impairment of long-lived assets and goodwill of $5,829 and $951, respectively. Changes in cash from working capital used in operating activities were $1,882 and $4,565 in the six months ended September 30, 2014 and 2013, respectively.

Through the six months ended September 30, 2014, net cash used in investing activities was $19,266 compared to $54,825 in the same period of the prior year. Investing activities in the current year include capital expenditures of $18,047 and investment in acquisitions of $1,389 related to the acquisition of Multiprint. Cash used in investing activities in the prior year period included capital expenditures of $18,896 and investment in acquisitions of $36,068 related to the acquisition of Flexo Print, Labelmakers Wine Division and Imprimerie Champenoise.

Capital expenditures in both periods were funded primarily from cash flows from operations and related primarily to the purchase of new presses. The projected amount of capital expenditures for fiscal year 2015 is approximately $33,000.

Through the six months ended September 30, 2014, net cash used in financing activities was $28,703 compared to net cash provided by financing activities of $25,865 in the same period of the prior year. During the six months ended September 30, 2014, we had net debt payments of $18,614, proceeds from issuance of common stock of $1,112, excess tax benefit from stock based compensation of $1,358 and dividends paid of $1,643 compared to net debt additions of $24,925, proceeds from issuance of common stock of $2,397, excess tax benefit from stock based compensation of $174 and dividends paid of $1,631 in the same period of the prior year. Financing activities in the current year also include $10,916 in contingent consideration payments related to the John Watson and Labelgraphics acquisitions. Financing activities in the prior year include net debt additions to finance the acquisition of Flexo Print in the second quarter of fiscal 2014.

Capital Resources

On February 29, 2008, the Company executed a five year $200,000 credit agreement with a consortium of bank lenders (Credit Facility) with an original expiration date in 2013. In August 2011, the Company executed the third amendment to the Credit Facility. The third amendment extended the expiration date to August 2016 and increased the aggregate principal amount to $500,000 with an additional $315,000 term loan, which the Company drew down on in conjunction with the York Label Group acquisition in October 2011. In February 2014, the Company executed the seventh amendment to the Credit Facility to access $100,000 to fund the acquisition of the DI-NA-CAL label business (see Note 9). In September 2014, the Company executed the eighth amendment, which updated the Credit Facility to allow for certain Supply Chain Financing (SCF) arrangements. As a result of the first through eighth amendments, which were executed in fiscal 2011 through fiscal 2015, the following current provisions are in place for the Credit Facility.

The Credit Facility contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at September 30, 2014: (i) a minimum consolidated net worth; (ii) a maximum consolidated leverage ratio of 4.25 to 1.00 and (iii) a minimum consolidated interest charge coverage ratio of 4.00 to 1.00. The maximum consolidated leverage ratio has scheduled step downs to 3.50 to 1.00 in future periods. The Credit Facility contains customary mandatory and optional prepayment provisions, customary events of default, and is secured by the capital stock of subsidiaries, intercompany debt and all of the Company’s property and assets, but excluding real property. The Company is in compliance with all covenants under the Credit Facility as of September 30, 2014.

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

At September 30, 2014, the aggregate commitment amount of $536,625 under the Credit Facility is comprised of the following: (i) a $155,000 revolving Credit Facility that allows the Company to borrow in alternative currencies up to the equivalent of $50,000 (U.S. Revolving Credit Facility); (ii) the Australian dollar equivalent of a $40,000 revolving Credit Facility (Australian Sub-Facility); and (iii) a $341,625 term loan facility (Term Loan Facility) which amortizes quarterly based on an escalating percentage of the initial aggregate value of the Term Loan Facility. The Term Loan Facility amortizes quarterly based on the following schedule: (i) March 31, 2014 through December 31, 2015—amortization of $10,125 and (ii) March 31, 2016 through June 30, 2016—amortization of $15,188, with the balance due at maturity.

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

The Company recorded $618 and $495 in interest expense for the three months ended September 30, 2014 and 2013, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $1,242 and $989 in interest expense for the six months ended September 30, 2014 and 2013, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Facility at September 30, 2014 consisted of $70,163 under the U.S. Revolving Credit Facility and $11,394 under the Australian Sub-Facility. The Company also has various other uncommitted lines of credit available at September 30, 2014 in the amount of $8,933.

Cash flows provided by operating activities and borrowings have historically supplied us with a significant source of liquidity. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We had a working capital position of $69,141 and $56,993 at September 30, 2014 and March 31, 2014, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2014:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$457,292	$43,128	$414,068	$38	$39	$19	$—
Capital leases	2,549	1,619	834	96	—	—	—
Interest on long-term debt (1)	41,941	22,044	19,888	6	2	1	—
Rent due under operating leases	65,121	12,600	10,234	8,679	6,773	5,854	20,981
Unconditional purchase obligations	14,927	14,927	—	—	—	—	—
Pension and post retirement obligations	1,074	21	34	50	63	118	788
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	3,821	253	2,992	—	—	576	—

Total contractual obligations	$586,725	$94,592	$448,050	$8,869	$6,877	$6,568	$21,769

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of September 30, 2014.
(2)	The table excludes $4,304 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Recent Acquisitions

On July 1, 2014, the Company acquired 100% of Multiprint Labels Limited (Multiprint) based in Dublin, Ireland for $1,662 plus net debt assumed of $2,371. Multiprint specializes in pressure sensitive labels for the wine & spirit and beverage markets in Ireland and the UK.

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

On October 1, 2013, the Company acquired Gern & Cie SA (Gern), the premier wine label producer in Switzerland, located in Neuchatel, Switzerland for $5,939. Gern has customer profiles and technologies similar to our existing French operations.

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

On April 2, 2013, the Company acquired Labelmakers Wine Division based in Adelaide, Australia and Imprimerie Champenoise based in the Champagne region of France for $7,362.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014 due to the material weaknesses identified in our internal control over financial reporting described below.

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

The Company has implemented and continues to implement changes to its internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses. Since the end of the fiscal year, we have taken steps, including the following, to begin the remediation of the material weaknesses described above: (1) Completed an evaluation of the complement of corporate accounting and finance personnel. The need for additional personnel, including a separate Chief Accounting Officer, was identified, and recruitment for those positions began in July 2014. (2) Evaluated the roles and responsibilities of information technology personnel to ensure proper segregation of duties is maintained within our information technology environments. System changes have been made to remediate the segregation of duties issues identified, and we continue to make the necessary adjustments to specific personnel access and implement additional controls to properly segregate duties across our general information technology environments. (3) An evaluation of our system of internal controls has been completed. Several controls have been added to ensure the Company’s internal controls are complete and suitably designed to address the relevant control objectives for all significant financial statement assertions and are designed at an appropriate level of precision such that they would detect a material misstatement in the consolidated financial statements. We continue to work to fully implement these controls and identify the appropriate level of documentation to be maintained to evidence the effectiveness of these controls.

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weaknesses identified. However, as we are still assessing the design and operating effectiveness of these measures, the identified material weaknesses have not been fully remediated as of September 30, 2014. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weaknesses’ impact to the consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, financial results of operations and cash flows as of and for the three and six months ended September 30, 2014. Based on these additional procedures and assessment, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Except as described above in regards to the remediation process described above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

Item 5. Other Information

On September 16, 2014, the Company decided to close our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin, subject to satisfactory completion of the customer qualification process. Due to available capacity, we will transition the Norway and Watertown business to other North American facilities. On November 4, 2014, the Company communicated to employees its plans to close the Norway and Watertown facilities. The process to close the facilities will begin immediately and is expected to be substantially complete by December 31, 2014.

See Notes 10 and 13 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Form 10-Q for further information on the costs associated with the facility closures and the estimated total amount expected to be incurred in connection therewith.

Item 6. Exhibits

10.1	Eighth Amendment to Credit Agreement, made and entered into as of September 26, 2014, by and among Multi-Color Corporation, Collotype International Holdings Pty Ltd., the Approving Lenders, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A. and Westpac Banking Corporation

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation (Registrant)

Date: November 7, 2014	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial and Accounting Officer, Secretary