Form 10-Q
period 2014-12-31
MULTI COLOR Corp
filed 2015-02-09
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Common shares, no par value – 16,610,717 (as of January 31, 2015)

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

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net revenues	$189,127	$169,435	$605,307	$512,913
Cost of revenues	148,973	140,319	476,218	419,868

Gross profit	40,154	29,116	129,089	93,045
Selling, general and administrative expenses	15,978	13,909	48,614	41,667
Facility closure expenses	1,915	1,382	7,274	1,382
Goodwill impairment	—	—	951	—

Operating income	22,261	13,825	72,250	49,996
Interest expense	8,147	5,501	19,828	16,043
Other income, net	(213)	(3,969)	(264)	(3,541)

Income before income taxes	14,327	12,293	52,686	37,494
Income tax expense	4,784	3,412	18,581	12,323

Net income	$9,543	$8,881	$34,105	$25,171

Weighted average shares and equivalents outstanding:
Basic	16,564	16,381	16,571	16,319
Diluted	16,837	16,647	16,853	16,577

Basic earnings per common share	$0.58	$0.54	$2.06	$1.54
Diluted earnings per common share	$0.57	$0.53	$2.02	$1.52
Dividends per common share	$0.05	$0.05	$0.15	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net income	$9,543	$8,881	$34,105	$25,171
Other comprehensive income (loss):
Unrealized foreign currency translation loss (1)	(15,792)	(2,104)	(34,752)	(8,969)
Unrealized gain on interest rate swaps, net of tax (2)	100	106	419	704
Additional minimum pension liability, net of tax (3)	(38)	—	(38)	—

Total other comprehensive loss	(15,730)	(1,998)	(34,371)	(8,265)

Comprehensive income (loss)	$(6,187)	$6,883	$(266)	$16,906

(1)	Amount is not net of tax as the earnings are reinvested within foreign jurisdictions.

(2)	Amount is net of tax of $97 and $66 for the three months ended December 31, 2014 and 2013, respectively, and $300 and $439 for the nine months ended December 31, 2014 and 2013, respectively.

(3)	Amount is net of tax of $24 for the three and nine months ended December 31, 2014.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	December 31, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$14,057	$10,020
Accounts receivable, net of allowance of $2,428 and $2,028 at December 31, 2014 and March 31, 2014, respectively	109,337	118,906
Other receivables	5,048	6,737
Inventories, net	60,710	56,296
Deferred income tax assets	11,578	11,144
Prepaid expenses and other current assets	10,571	10,321

Total current assets	211,301	213,424
Assets held for sale	413	60
Property, plant and equipment, net of accumulated depreciation of $136,420 and $130,193 at December 31, 2014 and March 31, 2014, respectively	183,792	194,589
Goodwill	369,768	391,690
Intangible assets, net	141,604	155,943
Deferred financing fees and other non-current assets	12,960	7,619
Deferred income tax assets	1,159	1,141

Total assets	$920,997	$964,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,653	$42,648
Accounts payable	60,640	69,405
Accrued expenses and other liabilities	33,277	44,378

Total current liabilities	97,570	156,431
Long-term debt	448,559	435,554
Deferred income tax liabilities	59,227	56,561
Other liabilities	16,362	18,173

Total liabilities	621,718	666,719
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 16,846 and 16,571 shares issued at December 31, 2014 and March 31, 2014, respectively	1,022	994
Paid-in capital	140,311	132,344
Treasury stock, 246 and 161 shares at cost at December 31, 2014 and March 31, 2014, respectively	(7,427)	(3,760)
Restricted stock	(773)	(717)
Retained earnings	203,683	172,052
Accumulated other comprehensive loss	(37,537)	(3,166)

Total stockholders’ equity	299,279	297,747

Total liabilities and stockholders’ equity	$920,997	$964,466

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,105	$25,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,347	20,425
Amortization of intangible assets	8,653	6,984
Amortization of deferred financing costs	1,774	1,484
Loss on write-off of deferred financing fees	2,056	—
Impairment loss on fixed assets	621	—
Facility closure expenses related to impairment loss on fixed assets	5,208	—
Goodwill impairment	951	—
Net loss on disposal of property, plant and equipment	152	274
Net loss on interest rate swaps	108	—
Stock based compensation expense	1,535	1,121
Excess tax benefit from stock based compensation	(2,076)	(372)
Deferred income taxes, net	2,876	4,943
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2,738	16,625
Inventories	(6,000)	346
Prepaid expenses and other assets	(387)	752
Accounts payable	(5,796)	(10,738)
Accrued expenses and other liabilities	907	(5,543)

Net cash provided by operating activities	69,772	61,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,673)	(23,331)
Investment in acquisitions, net of cash acquired	(1,389)	(52,690)
Short-term refunds on equipment	—	5,568
Proceeds from sale of property, plant and equipment	412	3,443

Net cash used in investing activities	(23,650)	(67,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	237,919	191,542
Payments under revolving lines of credit	(147,725)	(170,288)
Borrowings of long-term debt	251,896	1,783
Repayment of long-term debt	(366,272)	(18,052)
Payment of acquisition related contingent consideration	(10,916)	—
Proceeds from issuance of common stock	1,680	2,857
Excess tax benefit from stock based compensation	2,076	372
Debt issuance costs	(7,472)	—
Dividends paid	(2,473)	(2,453)

Net cash (used in)/provided by financing activities	(41,287)	5,761

Effect of foreign exchange rate changes on cash	(798)	(333)

Net increase (decrease) in cash and cash equivalents	4,037	(110)
Cash and cash equivalents, beginning of period	10,020	15,737

Cash and cash equivalents, end of period	$14,057	$15,627

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

Supply Chain Financing

During the three months ended December 31, 2014, the Company entered into supply chain financing agreements with two of our customers. The receivables for both the agreements are sold without recourse to the customers’ banks and are accounted for as sales of accounts receivable. Total receivable balances sold for the three months ended December 31, 2014 were $1,695.

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

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended				Nine Months Ended
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	16,564	$0.58	16,381	$0.54	16,571	$2.06	16,319	$1.54
Effect of dilutive stock options and restricted shares	273	(0.01)	266	(0.01)	282	(0.04)	258	(0.02)

Diluted EPS	16,837	$0.57	16,647	$0.53	16,853	$2.02	16,577	$1.52

The Company excluded 1 and 168 options to purchase shares in the three months ended December 31, 2014 and 2013, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 94 and 133 options to purchase shares in the nine months ended December 31, 2014 and 2013, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

3.	Inventories

The Company’s inventories consisted of the following:

	December 31, 2014	March 31, 2014
Finished goods	$36,504	$30,276
Work-in-process	6,595	7,539
Raw materials	22,356	21,503

Total inventories, gross	65,455	59,318
Inventory reserves	(4,745)	(3,022)

Total inventories, net	$60,710	$56,296

4.	Debt

The components of the Company’s debt consisted of the following:

	December 31, 2014	March 31, 2014
6.125% Senior Notes, due in 2022	$250,000	$—
U.S. Revolving Credit Facility (1)	170,500	84,200
Term Loan Facility	—	361,875
Australian Revolving Sub-Facility (1)	27,373	28,536
Capital leases	1,774	2,205
Other subsidiary debt	2,565	1,386

Total debt	452,212	478,202
Less current portion of debt	(3,653)	(42,648)

Total long-term debt	$448,559	$435,554

(1)	Borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility were due in 2019 as of December 31, 2014. Borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility were due in 2016 as of March 31, 2014.

The following is a schedule of future annual principal payments as of December 31, 2014:

	Debt	Capital Leases	Total
January 2015 – December 2015	$2,446	$1,207	$3,653
January 2016 – December 2016	35	555	590
January 2017 – December 2017	37	12	49
January 2018 – December 2018	38	—	38
January 2019 – December 2019	197,882	—	197,882
Thereafter	250,000	—	250,000

Total	$450,438	$1,774	$452,212

On November 21, 2014, the Company issued $250,000 aggregate principal amount of 6.125% Senior Notes due 2022 (the “Notes”). The Notes are general unsecured senior obligations of the Company. Interest is payable on June 1st and December 1st of each year beginning June 1, 2015 until the maturity date of December 1, 2022. The Company’s obligations under the Notes are guaranteed by certain of the Company’s existing direct and indirect wholly owned domestic subsidiaries that are guarantors under the Credit Agreement (defined below). In connection with the issuance of the Notes, the Company incurred debt issuance costs of $5,413 during the three months ended December 31, 2014, which are being deferred and amortized over the eight year term of the Notes.

Concurrent with the issuance and sale of the Notes, the Company amended and restated its credit agreement. The Amended and Restated Credit Agreement (the “Credit Agreement”) provides for revolving loans of up to $500,000 for a five year term expiring on November 21, 2019. The aggregate commitment amount is comprised of the following: (i) a $460,000 revolving credit facility (the “U.S. Revolving Credit Facility”) and (ii) an Australian dollar equivalent of a $40,000 revolving credit facility (the “Australian Revolving Sub-Facility”).

Upon issuance of the Notes, the Company was required to repay in full the Term Loan Facility under the terms of its prior credit agreement. On November 21, 2014, the Company repaid the outstanding balance of $341,625 on the Term Loan Facility using the net proceeds from the Notes and borrowings on the U.S. Revolving Credit Facility. The repayment of the Term Loan Facility was treated primarily as an extinguishment of debt. As a result, $2,056 in unamortized deferred financing fees were recorded to interest expense during the three months ended December 31, 2014 as a loss on the extinguishment of debt. The remaining unamortized fees of $2,220 and new debt issuance costs of $2,477, which were incurred during the three months ended December 31, 2014 in conjunction with the Credit Agreement, were deferred and will be amortized over the five year term of the Credit Agreement.

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.05% and 3.93% at December 31, 2014 and March 31, 2014, respectively, and on borrowings under the Australian Revolving Sub-Facility was 4.43% and 6.20% at December 31, 2014 and March 31, 2014, respectively. The weighted average interest rate on the Term Loan Facility was 3.73% at March 31, 2014.

The Credit Agreement contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at the end of each quarter: (i) a maximum consolidated senior secured leverage ratio of no more than 3.50 to 1.00; (ii) a maximum consolidated leverage ratio of no more than 4.50 to 1.00; and (iii) a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00. The Credit Agreement contains customary mandatory and optional prepayment provisions and customary events of default. The U.S. Revolving Credit Facility and the Australian Revolving Sub-Facility are secured by the capital stock of subsidiaries, substantially all of the assets of each of our domestic subsidiaries, but excluding existing and non-material real property, and intercompany debt. The Australian Revolving Sub-Facility is also secured by substantially all of the assets of the Australian borrower and its direct and indirect subsidiaries.

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of December 31, 2014, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $532 and $495 in interest expense for the three months ended December 31, 2014 and 2013, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $1,774 and $1,484 in interest expense for the nine months ended December 31, 2014 and 2013, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at December 31, 2014 consisted of $288,963 under the U.S. Revolving Credit Facility and $12,627 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at December 31, 2014 in the amount of $7,131.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	December 31, 2014	March 31, 2014
Total minimum lease payments	$1,862	$2,261
Less amount representing interest	(88)	(56)

Present value of net minimum lease payments	1,774	2,205
Current portion	(1,207)	(1,728)

Capitalized lease obligations, less current portion	$567	$477

The capitalized leases carry interest rates from 2.70% to 17.61% and mature from fiscal 2016 to fiscal 2017.

5.	Major Customers

During the three months ended December 31, 2014 and 2013, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 19% of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

During the nine months ended December 31, 2014 and 2013, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 18% and 17%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

In addition, accounts receivable balances from the Procter & Gamble Company approximated 8% and 7% of the Company’s total accounts receivable balance at December 31, 2014 and March 31, 2014, respectively. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At December 31, 2014, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2011. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2009. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of December 31, 2014 and March 31, 2014, the Company had liabilities of $4,250 and $4,161, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended December 31, 2014 and 2013, the Company recognized $129 and $10, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. During the nine months ended December 31, 2014 and 2013, the Company recognized $404 and $215, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at December 31, 2014 and March 31, 2014 was $1,654 and $1,306, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three and nine months ended December 31, 2014, the Company did not release any reserves, including interest and penalties, related to uncertain tax positions that have been settled. The Company believes that it is reasonably possible that $809 of unrecognized tax benefits as of December 31, 2014 could be released within the next 12 months due to lapse of statute of limitations and settlements of certain foreign and domestic income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $4,250.

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

As of December 31, 2014, the Company has three forward starting non-amortizing Swaps with a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Agreement, which was 1.75% as of December 31, 2014.

Upon inception, the Swaps were designated as a cash flow hedge, with the effective portion of gains and losses, net of tax, measured on an ongoing basis, recorded in accumulated other comprehensive income (loss). If the hedge or a portion thereof were determined to be ineffective, any gains and losses would be recorded in interest expense in the condensed consolidated statements of income.

In conjunction with entering into the Credit Agreement on November 21, 2014 (see Note 4), the Company de-designated the Swaps as a cash flow hedge. The cumulative loss on the Swaps recorded in accumulated other comprehensive income (AOCI) at the time of de-designation will be reclassified into interest expense in the same periods during which the originally hedged transactions affect earnings, as these transactions are still probable of occurring. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps are immediately recognized in interest expense.

The gains (losses) on the interest rate swaps recognized were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Interest rate swaps designated as hedging instruments:
Gain recognized in OCI (effective portion)	$—	$172	$522	$1,143
Interest rate swaps not designated as hedging instruments:
Loss reclassified from AOCI into earnings	$(197)	$—	$(197)	$—
Gain recognized in earnings	89	—	89	—

During the next 12 months, $788 of losses included in the December 31, 2014 AOCI balance are expected to be reclassified into interest expense. The fair value of the Swaps was included in other long-term liabilities on the condensed consolidated balance sheets. See Note 10 for additional information on the fair value of the Swaps.

Foreign Currency Forward Contracts

Foreign currency exchange risk arises from our international operations in Australia, Europe, South America, Mexico, Canada, China and South Africa as well as from transactions with customers or suppliers denominated in currencies other than the U.S. dollar. The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates. At times, the Company uses forward currency forward contracts to minimize the impact of fluctuations in currency exchange rates.

The Company periodically enters into foreign currency forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments. As of December 31, 2014, the Company had one open contract to fix the purchase price in U.S. dollars of a Euro denominated firm commitment for the purchase of a press and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the condensed consolidated statements of income in the same period during which the related hedged items affect the condensed consolidated statements of income. The amount of gain (loss) on the foreign currency forward contracts recognized in the condensed consolidated statements of income was as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Gain (loss) on foreign currency forward contracts	$(130)	$—	$(130)	$122
Gain (loss) on related hedged items	130	69	130	(67)

In fiscal 2014, the Company entered into a foreign currency forward contract to fix the U.S. dollar value of certain intercompany loan payments. The contract matured on April 1, 2014. This contract was not designated as a hedging instrument; therefore, changes in the fair value of the contract were immediately recognized in other income and expense in the condensed consolidated statements of income and were not material to the consolidated results of operations during the three or nine months ended December 31, 2013.

8.	Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	December 31, 2014	March 31, 2014
Accrued payroll and benefits	$18,027	$17,979
Accrued income taxes	3,073	2,366
Professional fees	518	391
Accrued taxes other than income taxes	996	1,210
Deferred lease incentive	223	453
Accrued interest	1,712	115
Accrued severance	107	675
Customer rebates	2,099	1,818
Deferred press payments	—	650
Exit and disposal costs related to facility closures (1)	1,623	744
Deferred payments (2)	1,195	—
Contingent consideration	—	10,307
Other	3,704	7,670

Total accrued expenses and other liabilities	$33,277	$44,378

(1)	The balance at December 31, 2014 consisted of a liability related to severance and other termination benefits and other associated costs for the Company’s facilities in Norway, Michigan and Watertown, Wisconsin. The balance at March 31, 2014 consisted of a liability related to severance and other termination benefits and relocation and other costs for the Company’s facility in El Dorado Hills, California. See Note 13.

(2)	The balance at December 31, 2014 consisted of $959 related to the acquisition of Monroe Etiquette on October 1, 2010, which is deferred for five years after the closing date, and $236 related to the acquisition of Multiprint Labels Limited on July 1, 2014, which is deferred for one year after the closing date.

9.	Acquisitions

DI-NA-CAL Summary

On February 1, 2014, the Company acquired the assets of the DI-NA-CAL label business, based near Cincinnati, Ohio, from Graphic Packaging International, Inc., which was accounted for as a business combination. DI-NA-CAL operates manufacturing facilities near Cincinnati, Ohio and Greensboro, North Carolina and provides decorative label solutions primarily in the heat transfer label markets for home & personal care and food & beverage through long-standing relationships with blue chip national and multi-national customers. The acquisition extended Multi-Color’s position in the heat transfer label market and allows us to support a number of new customers with a broader range of label technologies. The results of DI-NA-CAL’s operations were included in the Company’s condensed consolidated financial statements beginning on February 1, 2014.

The purchase price for DI-NA-CAL consisted of cash of $80,667, which was funded through borrowings under our credit facilities (see Note 4). Upon closing, $8,067 of the purchase price was deposited into an escrow account and is to be released to the seller on the 18 month anniversary of the closing date in accordance with the provisions of the escrow agreement. The escrow amount is to fund certain potential obligations of the seller with respect to the transaction. The Company spent $451 in acquisition expenses related to the DI-NA-CAL acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income, $44 in the second quarter of 2015, $102 in the first quarter of 2015 and $305 in fiscal 2014.

In conjunction with the acquisition of DI-NA-CAL, the Company recorded an indemnification asset of $427, which represents the seller’s obligation to indemnify Multi-Color relating to pre-acquisition customer quality claims. As discussed above, an escrow fund exists for indemnification obligations, subject to certain minimum thresholds and deductibles.

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

The cash portion of the purchase price was funded through borrowings under our credit facilities (see Note 4). The purchase price included a future performance based earnout of $8,498, estimated as of the acquisition date. The amount of the earnout was based on a comparison between EBITDA for the acquired business for fiscal 2013 and fiscal 2014 less certain adjustments and any claims to fund certain potential indemnification obligations of the seller with respect to the transaction. An additional $1,063 related to the earnout due to the sellers was accrued in the fourth quarter of fiscal 2014 based on better than estimated fiscal 2014 performance by the acquired company compared to estimates made at the time of the acquisition, which was recorded in other expense in the consolidated statements of income. In June 2014, the amount of the earnout was finalized and an additional $343 was accrued, which was recorded in other expense in the condensed consolidated statements of income. The earnout was paid in July 2014. The Company spent $284 in acquisition expenses related to the Watson acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income in fiscal 2014.

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

The cash portion of the purchase price was funded through borrowings under our credit facilities (see Note 4). Assumed net debt includes $2,884 of bank debt less $560 of cash acquired. Upon closing, $3,058 of the purchase price was deposited into an escrow account, and an additional $1,956 of the purchase price was retained by MCC and is deferred until the third anniversary of the closing date, at which time it should be deposited into the escrow account. These combined escrow amounts are to be released to the seller on the fifth anniversary of the closing date in accordance with the purchase agreement. An additional $757 of the purchase price was retained by MCC at closing and is to be paid to the seller on the third anniversary of the closing date in accordance with the purchase agreement. The combined escrow and retention amounts are to fund certain potential indemnification obligations of the seller with respect to the transaction. The Company spent $359 in acquisition expenses related to the Flexo Print acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income, $2 in the first quarter of fiscal 2015 and $357 in fiscal 2014.

In the fourth quarter of fiscal 2014 and the second quarter of fiscal 2015, the Company adjusted the deferred payment by $(1,157) and $69, respectively, in settlement of an indemnification claim.

In conjunction with the acquisition of Flexo Print, the Company recorded an indemnification asset of $3,279, which represents the seller’s obligation under the purchase agreement to indemnify Multi-Color for the outcome of potential contingent liabilities relating to uncertain tax positions. As discussed above, a portion of the purchase price has been held back by Multi-Color and additional funds are being held in an escrow account in order to support the sellers’ indemnification obligations.

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

Based on fair value estimates, the purchase prices for DI-NA-CAL, Watson and Flexo Print have been allocated to individual assets acquired and liabilities assumed as follows:

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

The goodwill for DI-NA-CAL is attributable to opportunities to expand business to new blue chip national and multi-national customers through multiple label technology offerings and the acquired workforce. The goodwill for Flexo Print is attributable to access to the Mexican label market and the acquired workforce. The goodwill for Watson is attributable to access to the UK spirit label market and the acquired workforce. Goodwill arising from the Watson and Flexo Print acquisitions is not deductible for income tax purposes. Goodwill arising from the DI-NA-CAL acquisition is deductible for income tax purposes. Below is a roll forward of the acquisition goodwill from acquisition date to December 31, 2014:

	DI-NA-CAL	Watson	Flexo Print
Balance at acquisition date	$27,602	$10,318	$16,063
Foreign exchange impact	—	(393)	(2,204)

Balance at December 31, 2014	$27,602	$9,925	$13,859

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

On October 1, 2013, the Company acquired Gern & Cie SA (Gern) based in Neuchatel, Switzerland for $5,939. Gern is the premier wine label producer in Switzerland, with customer profiles and technologies similar to our existing French operations. On April 2, 2013, the Company completed acquisitions in Australia and France for $7,362. In Adelaide, Australia, MCC acquired Labelmakers Wine Division. In the Champagne region of France, MCC acquired Imprimerie Champenoise, which increased our ability to support local champagne producers in the region. The results of operations of these acquired businesses have been included in the condensed consolidated financial statements since the date of acquisition and have been determined to be individually and collectively immaterial for further disclosure.

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

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly.

Level 3 – Unobservable inputs.

The determination of where an asset or liability falls in the hierarchy requires significant judgment.

Derivative Financial Instruments

As of December 31, 2014, the Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 to convert variable interest rates on a portion of outstanding debt to fixed interest rates to minimize interest rate risk. Upon inception, the Swaps were designated as a cash flow hedge, and the Company adjusted the carrying value of these derivatives to their estimated fair value and recorded the adjustment in accumulated other comprehensive income (loss).

In conjunction with entering into the Credit Agreement on November 21, 2014 (see Note 4), the Company de-designated the Swaps as a cash flow hedge. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps are immediately recognized in interest expense. See Note 7 for additional information on the Swaps.

The Company periodically enters into foreign currency forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments. As of December 31, 2014, the Company had one open contract to fix the purchase price in U.S. dollars of a Euro denominated firm commitment for the purchase of a press and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the condensed consolidated statements of income in the same period during which the related hedged items affect the condensed consolidated statements of income.

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

At December 31, 2014, the Company carried the following financial liabilities at fair value:

	Fair Value at December 31, 2014	Fair Value Measurement Using
		Level 1	Level 2	Level 3	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign currency forward contract	$(130)	$—	$(130)	$—	Accrued expenses and other liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	(1,422)	—	(1,422)	—	Other long-term liabilities

Total liabilities	$(1,552)	$—	$(1,552)	$—

At March 31, 2014, the Company carried the following financial liabilities at fair value:

	Fair Value at March 31, 2014	Fair Value Measurement Using
		Level 1	Level 2	Level 3	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$(2,033)	$—	$(2,033)	$—	Other long-term liabilities

The Company values the Swaps using pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Other Fair Value Measurements

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values. As a result of the impairment test during the fourth quarter of fiscal 2014, the Company recorded an estimated non-cash goodwill impairment charge of $13,475 related to our Latin America Wine & Spirit (LA W&S) reporting unit. During the three months ended September 30, 2014, the Company finalized the fiscal 2014 impairment test and recorded an additional non-cash goodwill impairment charge of $951 for LA W&S. See Note 12 for further information on the goodwill impairment charges. During fiscal 2015 (through December 31, 2014) and fiscal 2014, the Company did not adjust intangible assets to their fair values as a result of any impairment analyses. Goodwill and intangible assets are valued using Level 3 inputs.

As part of the recent acquisitions, the Company acquired presses that were appraised and adjusted to their fair value as part of the purchase price accounting. See Note 9 for further information regarding the acquisitions. The carrying value of cash and equivalents, accounts receivable, accounts payable and debt approximate fair value. The fair value of long-term debt is based on observable inputs, including quoted market prices (Level 2). The fair value of the Notes was $250,000 as of December 31, 2014.

On September 16, 2014, the Company decided to close our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin, subject to satisfactory completion of the customer qualification process. The closures were subsequently communicated to employees on November 4, 2014. As a result of the decision to close the facilities, the Company determined that it was more likely than not that certain fixed assets at the Norway, Michigan and Watertown, Wisconsin manufacturing facilities will be sold or otherwise disposed of significantly before the end of their estimated useful lives. During the three months ended September 30, 2014, a non-cash impairment charge of $5,208 related to these assets was recorded in facility closure expenses in the condensed consolidated statements of income, primarily to write off certain machinery and equipment that is not being transferred to other locations and will be abandoned. Also included in the charge is impairment related to the land and building in Norway, Michigan. These carrying amounts were adjusted to their estimated fair value, less costs to sell, which were determined based on a market valuation from an independent third party. The land and building in Watertown, Wisconsin were not impaired. The assets at the Norway and Watertown facilities were classified as held and used as of December 31, 2014. See Note 13 for further information on these facility closures.

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

11.	Accumulated Other Comprehensive Loss

The changes in the Company’s accumulated other comprehensive loss by component consisted of the following:

	Foreign currency items	Gains and losses on cash flow hedges	Defined benefit pension and postretirement items	Total
Balance at March 31, 2014	$(1,680)	$(1,244)	$(242)	$(3,166)
OCI before reclassifications (1)	(34,752)	319	(49)	(34,482)
Amounts reclassified from AOCI	—	100	11	111

Net current period OCI	(34,752)	419	(38)	(34,371)

Balance at December 31, 2014	$(36,432)	$(825)	$(280)	$(37,537)

(1)	Net of tax of $203 and $31 for gains and losses on cash flow hedges and defined benefit pension and postretirement items, respectively.

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended December 31, 2014	Nine Months Ended December 31, 2014
Gains and losses on cash flow hedges:
Interest rate swaps (1)	$197	$197
Tax	(97)	(97)

Net of tax	100	100

Defined benefit pension and postretirement items:
Curtailment loss (2)	18	18
Tax	(7)	(7)

Net of tax	11	11

Total reclassifications, net of tax	$111	$111

(1)	Reclassified from AOCI into interest expense in the condensed consolidated statements of income. See Note 7.
(2)	Reclassified from AOCI into facility closure expenses in the condensed consolidated statements of income. This component is included in the computation of net periodic pension cost. See Note 13.

12.	Goodwill and Intangible Assets

Below is a roll forward of the Company’s goodwill:

Balance at March 31, 2014	$391,690
Acquisitions	209
Adjustments to prior year acquistions	(626)
Impairment charge	(951)
Currency translation	(20,554)

Balance at December 31, 2014	$369,768

During the nine months ended December 31, 2014, goodwill decreased by $626 for purchase accounting adjustments related to prior year acquisitions. This decrease is primarily due to the updated valuation of property, plant and equipment and intangible assets acquired in the DI-NA-CAL acquisition and adjustments to the valuation of accounts receivable and the related deferred tax assets acquired in the Flexo Print acquisition, partially offset by an increase due to the finalization of the valuation of the unfavorable lease liability and deferred tax liabilities related to the intangible assets acquired in the Watson acquisition.

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

The Company’s intangible assets consisted of the following:

	December 31, 2014			March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$174,333	$(36,340)	$137,993	$181,408	$(30,069)	$151,339
Technologies	1,391	(1,358)	33	1,561	(1,360)	201
Trademarks	935	(935)	—	1,019	(1,019)	—
Licensing intangible	2,223	(2,000)	223	2,474	(1,842)	632
Non-compete agreements	3,981	(747)	3,234	4,072	(301)	3,771
Lease intangible	145	(24)	121	—	—	—

Total	$183,008	$(41,404)	$141,604	$190,534	$(34,591)	$155,943

The amortization expense of intangible assets for the three months ended December 31, 2014 and 2013 was $2,830 and $2,374, respectively. The amortization expense of intangible assets for the nine months ended December 31, 2014 and 2013 was $8,653 and $6,984, respectively.

13.	Facility Closures

Norway, Michigan and Watertown, Wisconsin

On September 16, 2014, the Company decided to close our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin, subject to satisfactory completion of the customer qualification process. Due to available capacity, we are transitioning the Norway and Watertown business to other North American facilities. On November 4, 2014, the Company communicated to employees its plans to close the Norway and Watertown facilities. Production at the facilities is substantially complete as of December 31, 2014, and the process to prepare the facilities for sale is expected to be complete by the end of fiscal 2015. Below is a summary of the exit and disposal costs related to the closure of the Norway and Watertown facilities:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of December 31, 2014
		Three Months Ended December 31, 2014	Nine Months Ended December 31, 2014
Severance and other termination benefits	$2,000	$1,554	$1,554	$1,554
Contract termination costs	150	—	—	—
Other associated costs	500	152	152	152

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2014	Amounts Expensed	Amounts Paid	Balance at December 31, 2014
Accrued severance and other termination benefits	$—	1,554	—	$1,554
Other associated costs	$—	152	(83)	$69

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that is being moved from the Norway and Watertown facilities to other North American facilities.

During the three months ended September 30, 2014, the Company recorded a non-cash impairment charge of $5,208 related to property, plant and equipment at the Norway and Watertown facilities, which was recorded in facility closure expenses in the condensed consolidated statements of income. See Note 10.

Due to the closure of the Norway facility, in January 2015 the Company withdrew from a multiemployer pension plan covering certain current and former employees of this plant. During the three months ended December 31, 2014, the Company recorded a loss contingency of $214 for our estimated withdrawal liability, which was recorded in facility closure expenses in the condensed consolidated statements of income. See Note 15.

During the three months ended December 31, 2014, the Company recorded a curtailment loss of $18 related to the defined benefit pension plan that covers eligible union employees of our Norway plant who were hired prior to July 14, 1998. The curtailment loss was recorded to facility closure expenses in the condensed consolidated statements of income.

During the three months ended March 31, 2015, the Company expects to record a curtailment gain related to the postretirement health and welfare plan that provides health benefits upon retirement to certain Norway plant employees hired on or before July 31, 1998. The curtailment gain will be recorded in facility closure expenses in the condensed consolidated statements of income.

El Dorado Hills, California

On October 16, 2013, the Company announced plans to consolidate our manufacturing facility located in El Dorado Hills, California, into the Napa, California facility. The transition was completed in the fourth quarter of fiscal 2014. In connection with the closure of the El Dorado Hills facility, the Company recorded initial charges in the third quarter of fiscal 2014 of $1,382 for employee termination benefits, including severance and relocation and other costs. During the fourth quarter of fiscal 2014, the nature of the employee termination benefits was determined to be such that adjustments were made to reduce the pre-tax impact to the initial charge by $216. The total amount of charges related to the closure of El Dorado Hills for fiscal 2014 was $1,166. During the nine months ended December 31, 2014, the Company recorded $128 in costs related to the closure, which included a reduction of $23 in the three months ended December 31, 2014 related to payroll tax adjustments. The total costs incurred in connection with the closure were $1,294, which were recorded in facility closure expenses in the condensed consolidated statements of income.

Below is a reconciliation of the beginning and ending liability balances of the accrued severance and other termination benefits and relocation and other costs related to the El Dorado Hills facility:

	Balance at March 31, 2014	Amounts Expensed	Amounts Paid	Balance at December 31, 2014
Accrued severance and other termination benefits and relocation and other costs	$744	128	(872)	$—

14.	Geographic Information

During fiscal 2015, the Company acquired Multiprint. During fiscal 2014, the Company acquired the DI-NA-CAL label business, Watson, Gern, Flexo Print, Labelmakers Wine Division and Imprimerie Champenoise. All of these acquisitions expanded the Company’s geographic presence. For further information regarding these acquisitions, see Note 9 to the Company’s condensed consolidated financial statements. The Company now manufactures labels in the United States, Argentina, Australia, Canada, Chile, China, France, Ireland, Italy, Mexico, Poland, Scotland, South Africa and Switzerland. Net revenues, based on the geographic area from which the product is shipped, for the three and nine months ended December 31, 2014 and 2013 and long-lived assets by geographic area as of December 31, 2014 and March 31, 2014 are as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net revenues:
United States	$116,553	$100,251	$381,279	$321,266
Australia	16,659	16,420	49,375	51,677
Italy	12,987	14,978	44,318	44,190
Other International	42,928	37,786	130,335	95,780

Total	$189,127	$169,435	$605,307	$512,913

	December 31, 2014	March 31, 2014
Long-lived assets:
United States	$391,387	$394,997
Australia	86,974	100,467
Italy	54,123	60,882
Other International	176,053	193,555

Total	$708,537	$749,901

15.	Commitments and Contingencies

Under the terms of a collective bargaining agreement with certain unions representing current and former employees of our Norway, Michigan plant, the Company contributes approximately $20 annually to the Graphic Communications Conference of the International Brotherhood of Teamsters National Pension Fund (EIN 52-618568) Plan 001, which is a multiemployer pension plan. Our annual contributions to the plan have been less than 1% of the total contributions to the plan. The risks of participating in a multiemployer plan are different from those in a single employer plan in that assets we contribute may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be become the responsibility of the remaining participants. Currently the Pension Protection Act (PPA) zone status of this plan is red as the plan is less than 65% funded. The trustees of the multiemployer plan adopted a Rehabilitation Plan effective May 1, 2008 and an amended Rehabilitation Plan effective May 1, 2011 with associated contribution surcharges with the intent to forestall the insolvency of the plan.

As we are closing the Norway, Michigan plant (see Note 13), we have notified the Fund Administrator of our intent to withdraw from the plan once the last covered employees have completed their service, prior to the end of the multiemployer plan’s year ended April 30, 2015. The Fund Administrator has provided us with an estimated undiscounted withdrawal liability of $419 payable in 20 equal annual installments as adjusted for the 20-year payment cap under Section 4219(c)(1)(B) of the Employee Retirement Income Security Act of 1974, as amended. The Company intends to propose to the Fund Administrator a discounted lump sum payment to settle the withdrawal liability. We have accrued the present value of this liability as of December 31, 2014. This loss contingency was included in facility closure expenses in the condensed consolidated statements of income.

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

16.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Nine Months Ended
	December 31, 2014	December 31, 2013
Supplemental Disclosures of Cash Flow Information:
Interest paid	$14,117	$14,306
Income taxes paid, net of refunds	11,871	6,848
Supplemental Disclosures of Non-Cash Activities:
Change in interest rate swap fair value	$611	$1,143

Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$6,785	$91,113
Liabilities assumed	(5,136)	(26,738)
Liabilities for deferred payments	(260)	(11,685)

Net cash paid	$1,389	$52,690

17.	Subsequent Events

Effective January 5, 2015, the Company acquired 100% of Multi Labels Ltd. (Multi Labels). Multi Labels is based in Daventry, near London, England, and specializes in premium alcoholic beverage labels, especially for spirits and imported wine.

Effective February 2, 2015, the Company acquired 100% of New Era Packaging (New Era). New Era is based near Dublin, Ireland and specializes in labels for the healthcare, pharmaceutical and food industries.

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

Results of Operations

Three Months Ended December 31, 2014 compared to the Three Months Ended December 31, 2013:

Net Revenues

			$	%
	2014	2013	Change	Change
Net revenues	$189,127	$169,435	$19,692	12%

Net revenues increased 12% to $189,127 from $169,435 compared to the prior year quarter. Net revenues increased 10% or $17,048 due to acquisitions occurring after the beginning of the third quarter of fiscal 2014, 3% due to higher sales volumes, and 2% due to pricing sales/mix. Revenues also decreased 3% due to the unfavorable impact of foreign exchange rates primarily driven by depreciation in the Australian dollar and the Euro.

Cost of Revenues and Gross Profit

			$	%
	2014	2013	Change	Change
Cost of revenues	$148,973	$140,319	$8,654	6%
% of Net revenues	78.8%	82.8%

Gross profit	$40,154	$29,116	$11,038	38%
% of Net revenues	21.2%	17.2%

Cost of revenues increased 6% or $8,654 compared to the prior year quarter primarily due to acquisitions occurring after the beginning of the third quarter of fiscal 2014. These increases were offset by improved operating efficiencies in North America, South America and Asia Pacific.

Gross profit increased $11,038 or 38% compared to the prior year quarter. Gross margins increased to 21% of sales revenues, compared to 17% in the prior year quarter primarily due to improved operating efficiencies in North America, South America and Asia Pacific. Acquisitions occurring after the beginning of the third quarter of fiscal 2014 contributed $3,734 to the increase.

Selling, General and Administrative Expenses and Facility Closure Expenses

			$	%
	2014	2013	Change	Change
Selling, general and administrative expenses	$15,978	$13,909	$2,069	15%
% of Net revenues	8.4%	8.2%

Facility closure expenses	$1,915	$1,382	$533	39%
% of Net revenues	1.0%	0.8%

Selling, general and administrative expenses increased $2,069, or 15% compared to the prior year quarter. Acquisitions occurring after the beginning of the third quarter of fiscal 2014 contributed $1,400 to the increase. In the current year quarter, the Company incurred $451 of acquisition expenses, compared to $289 in the prior year quarter.

Facility closure expenses were $1,915 in the current year quarter primarily related to consolidation of our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin into our other North American facilities. During the prior year quarter, the Company recorded $1,382 in facility closure expenses related to the fiscal 2014 closure of the Company’s plant in El Dorado Hills, California.

Interest Expense and Other Income, Net

			$	%
	2014	2013	Change	Change
Interest expense	$8,147	$5,501	$2,646	48%
Other income, net	$(213)	$(3,969)	$3,756	95%

Interest expense increased $2,646 or 48% compared to the prior year quarter primarily due to the write-off of deferred financing fees of $2,056 related to refinancing of debt and an increase in debt borrowings to finance fiscal 2014 acquisitions.

Other income, net was $213 in the current quarter compared to $3,969 in the prior year quarter. This was primarily due to a change in the accrual for amounts due to settle a claim during the prior year quarter.

Income Tax Expense

			$	%
	2014	2013	Change	Change
Income tax expense	$4,784	$3,412	$1,372	40%

Our effective tax rate increased to 33% in the three months ended December 31, 2014 from 28% in the three months ended December 31, 2013 primarily due to the tax effect of a $3,800 gain on a legal claim agreement which was not assessable for tax purposes in the prior year quarter. The Company expects its annual effective tax rate to be approximately 35%.

Nine Months Ended December 31, 2014 compared to the Nine Months Ended December 31, 2013:

Net Revenues

			$	%
	2014	2013	Change	Change
Net revenues	$605,307	$512,913	$92,394	18%

Net revenues increased 18% to $605,307 from $512,913 compared to the nine months ended December 31, 2013. Net revenues increased 15% or $77,447 due to acquisitions occurring after the beginning of fiscal 2014 and 4% due to higher sales volumes. Foreign exchange rates led to a decrease of 1% in revenues compared to the nine months ended December 31, 2013.

Cost of Revenues and Gross Profit

			$	%
	2014	2013	Change	Change
Cost of revenues	$476,218	$419,868	$56,350	13%
% of Net revenues	78.7%	81.9%

Gross profit	$129,089	$93,045	$36,044	39%
% of Net revenues	21.3%	18.1%

Cost of revenues increased 13% or $56,350 compared to the nine months ended December, 2013 primarily due to acquisitions occurring after the beginning of fiscal 2014.

Gross profit increased $36,044 or 39% compared to the nine months ended December 31, 2013 including acquisitions occurring after the beginning of fiscal 2014, which contributed $17,954 to the increase. Gross margins increased to 21% of sales revenues primarily due to improved operating efficiencies in North America, South America and Asia Pacific.

Selling, General and Administrative Expenses and Facility Closure Expenses

			$	%
	2014	2013	Change	Change
Selling, general and administrative expenses	$48,614	$41,667	$6,947	17%
% of Net revenues	8.0%	8.1%

Facility closure expenses	$7,274	$1,382	$5,892	426%
% of Net revenues	1.2%	0.3%

Selling, general and administrative expenses increased $6,947 or 17% compared to the nine months ended December 31, 2013 but decreased as a percentage of sales from 8.1% in the prior year to 8.0% in the current year. Acquisitions occurring after the beginning of fiscal 2014 contributed $5,699 to the increase. The remaining increase primarily relates to professional fees and compensation expenses. In the current year, the Company incurred $788 of acquisition expenses. In the prior year, the Company incurred $1,116 of expenses related to the integration of the Labelmakers Wine Division in Australia, as well as acquisition expenses of $971.

Facility closure expenses were $7,274 in the current year, $7,146 of which related to consolidation of our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin into our other North American facilities. This includes a $5,208 non-cash fixed asset impairment charge for certain assets at these facilities. An additional $128 in facility closure expenses were incurred in the current year related to the fiscal 2014 closure of our manufacturing facility in El Dorado Hills, California. During the nine months ended December 31, 2013, facility closure expenses were $1,382 and related to the fiscal 2014 closure of the Company’s plant in El Dorado Hills, California.

Goodwill Impairment

			$	%
	2014	2013	Change	Change
Goodwill impairment	$951	$—	$951	100%

As a result of the impairment test during the fourth quarter of fiscal 2014, the Company recorded an estimated non-cash goodwill impairment charge of $13,475 related to our Latin America Wine & Spirit (LA W&S) reporting unit. During the nine months ended December 31, 2014, the Company finalized the fiscal 2014 impairment test and recorded an additional non-cash goodwill impairment charge of $951 for LA W&S. This additional impairment was primarily due to a change in the fair value of the fixed assets and lease intangibles based on the final market valuation.

Interest Expense and Other Income, Net

			$	%
	2014	2013	Change	Change
Interest expense	$19,828	$16,043	$3,785	24%
Other income, net	$(264)	$(3,541)	$3,277	93%

Interest expense increased by $3,785 or 24% compared to the nine months ended December 31, 2013 due to the write-off of deferred financing fees of $2,056 related to refinancing of debt and an increase in debt borrowings to finance fiscal 2014 acquisitions. The Company had $452,212 of debt at December 31, 2014 compared to $408,937 at December 31, 2013.

Other income, net was $264 in the nine months ended December 31, 2014 compared to $3,541 in the nine months ended December 31, 2013. This was primarily due to a change in the accrual for amounts due to settle a claim during the prior year period.

Income Tax Expense

			$	%
	2014	2013	Change	Change
Income tax expense	$18,581	$12,323	$6,258	51%

Our effective tax rate increased to 35% for the nine months ended December 31, 2014 from 33% in the nine months ended December 31, 2013 primarily due to the tax effect of a $3,800 gain on a legal claim agreement which was not assessable for tax purposes in the prior year period.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the nine months ended December 31, 2014, net cash provided by operating activities was $69,772 compared to $61,472 in the same period of the prior year. The cash provided by operating activities came from net income adjusted primarily for non-cash expenses of depreciation and amortization, goodwill impairment, impairment loss on long-lived assets (primarily related to facility closures), stock-based compensation expense and changes in deferred taxes and working capital. The increase in cash provided by operating activities in the nine months ended December 31, 2014, compared to the same period of the prior year, was primarily due to an increase in cash generated from earnings, depreciation and amortization offset by an increase in the excess tax benefit from stock based compensation and changes in deferred taxes and working capital. In addition, the current year includes add-backs for non-cash charges related to the loss on the write-off of deferred financing fees, the impairment of long-lived assets (primarily related to facility closures) and the impairment of goodwill of $2,056, $5,829 and $951, respectively. Changes in cash from working capital used in operating activities were $(8,538) and $1,442 in the nine months ended December, 2014 and 2013, respectively.

Through the nine months ended December 31, 2014, net cash used in investing activities was $23,650 compared to $67,010 in the same period of the prior year. Investing activities in the current year include capital expenditures of $22,673 and investment in acquisitions of $1,389 related to the acquisition of Multiprint. Cash used in investing activities in the prior year period included capital expenditures of $23,331 and investment in acquisitions of $52,690 related to the acquisitions of John Watson, Gern, Flexo Print, Labelmakers Wine Division and Imprimerie Champenoise offset by $5,568 in cash received from short-term refunds on equipment.

Capital expenditures in both periods were funded primarily from cash flows from operations and related primarily to the purchase of new presses. The projected amount of capital expenditures for fiscal year 2015 is approximately $35,000.

Through the nine months ended December 31, 2014, net cash used in financing activities was $41,287 compared to net cash provided by financing activities of $5,761 in the same period of the prior year. During the nine months ended December 31, 2014, we had net debt payments of $24,182, proceeds from issuance of common stock of $1,680, excess tax benefit from stock based compensation of $2,076 and dividends paid of $2,473 compared to net debt additions of $4,985, proceeds from issuance of common stock of $2,857, excess tax benefit from stock based compensation of $372 and dividends paid of $2,453 in the same period of the prior year. Financing activities in the current year also include $10,916 in contingent consideration payments related to the John Watson and Labelgraphics acquisitions. Financing activities in the current year include $250,000 in long-term debt borrowings related to the issuance of the 6.125% Senior Notes due 2022 (the “Notes”) in the third quarter of fiscal 2014, $341,650 in payments to pay off the Term Loan under the prior credit agreement and $7,472 in debt issuance costs paid in conjunction with the issuance of the Notes and Amended and Restated Credit Agreement (the “Credit Agreement”). Financing activities in the prior year include net debt additions to finance the acquisitions of Watson and Gern in the third quarter of fiscal 2014 and Flexo Print in the second quarter of fiscal 2014.

Capital Resources

On November 21, 2014, the Company issued $250,000 aggregate principal amount of the Notes. The Notes are general unsecured senior obligations of the Company. Interest is payable on June 1st and December 1st of each year beginning June 1, 2015 until the maturity date of December 1, 2022. The Company’s obligations under the Notes are guaranteed by certain of the Company’s existing direct and indirect wholly owned domestic subsidiaries that are guarantors under the Credit Agreement. In connection with the issuance of the Notes, the Company incurred debt issuance costs of $5,413 during the three months ended December 31, 2014, which are being deferred and amortized over the eight year term of the Notes.

Concurrent with the issuance and sale of the Notes, the Company amended and restated its credit agreement. The Credit Agreement provides for revolving loans of up to $500,000 for a five year term expiring on November 21, 2019. The aggregate commitment amount is comprised of the following: (i) a $460,000 revolving credit facility (the “U.S. Revolving Credit Facility”) and (ii) an Australian dollar equivalent of a $40,000 revolving credit facility (the “Australian Revolving Sub-Facility”).

Upon issuance of the Notes, the Company was required to repay in full the Term Loan Facility under the terms of its prior credit agreement. On November 21, 2014, the Company repaid the outstanding balance of $341,625 on the Term Loan Facility using the net proceeds from the Notes and borrowings on the U.S. Revolving Credit Facility. The repayment of the Term Loan Facility was treated primarily as an extinguishment of debt. As a result, $2,056 in unamortized deferred financing fees were recorded to interest expense during the three months ended December 31, 2014 as a loss on the extinguishment of debt. The remaining unamortized fees of $2,220 and new debt issuance costs of $2,477, which were incurred during the three months ended December 31, 2014 in conjunction with the Credit Agreement, were deferred and will be amortized over the five year term of the Credit Agreement.

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.05% and 3.93% at December 31, 2014 and March 31, 2014, respectively, and on borrowings under the Australian Revolving Sub-Facility was 4.43% and 6.20% at December 31, 2014 and March 31, 2014, respectively. The weighted average interest rate on the Term Loan Facility was 3.73% at March 31, 2014.

The Credit Agreement contains customary representations and warranties as well as customary negative and affirmative covenants which require the Company to maintain the following financial covenants at the end of each quarter: (i) a maximum consolidated senior secured leverage ratio of no more than 3.50 to 1.00; (ii) a maximum consolidated leverage ratio of no more than 4.50 to 1.00; and (iii) a minimum consolidated interest coverage ratio of not less than 4.00 to 1.00. The Credit Agreement contains customary mandatory and optional prepayment provisions and customary events of default. The U.S. Revolving Credit Facility and the Australian Revolving Sub-Facility are secured by the capital stock of subsidiaries, substantially all of the assets of each of our domestic subsidiaries, but excluding existing and non-material real property, and intercompany debt. The Australian Revolving Sub-Facility is also secured by substantially all of the assets of the Australian borrower and its direct and indirect subsidiaries.

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of December 31, 2014, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $532 and $495 in interest expense for the three months ended December 31, 2014 and 2013, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $1,774 and $1,484 in interest expense for the nine months ended December 31, 2014 and 2013, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at December 31, 2014 consisted of $288,963 under the U.S. Revolving Credit Facility and $12,627 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at December 31, 2014 in the amount of $7,131.

Cash flows provided by operating activities and borrowings have historically supplied us with a significant source of liquidity. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We had a working capital position of $113,731 and $56,993 at December 31, 2014 and March 31, 2014, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2014:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$450,438	$2,446	$35	$37	$38	$197,882	$250,000
Capital leases	1,774	1,207	555	12	—	—	—
Interest on long-term debt (1)	155,673	23,800	23,056	21,697	20,064	19,499	47,557
Rent due under operating leases	64,334	12,282	10,313	8,780	7,463	6,475	19,021
Unconditional purchase obligations	13,771	13,631	140	—	—	—	—
Pension and post retirement obligations	1,074	21	34	50	63	118	788
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	3,628	1,229	1,846	—	553		—

Total contractual obligations	$690,692	$54,616	$35,979	$30,576	$28,181	$223,974	$317,366

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of December 31, 2014.

(2)	The table excludes $4,250 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014 due to the material weaknesses identified in our internal control over financial reporting described below.

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

The Company has implemented and continues to implement changes to its internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses. Since the end of the fiscal year, we have taken steps, including the following, to remediate the material weaknesses described above:

•	We created and filled a new position of Chief Accounting Officer and hired a Manager of Compliance and other staff personnel for the exclusive support of our corporate accounting functions.

•	After evaluating the roles and responsibilities of information technology personnel to ensure proper maintenance of the segregation of duties in our information technology environments, we added controls and implemented system changes to remediate the segregation of duties issues identified. We also adjusted specific personnel access and implemented additional controls to properly segregate duties across our general information technology environments.

•	After evaluating our system of internal controls, we revised process narratives, enhanced other documentation surrounding our controls and added several new controls to ensure that our internal controls are both complete and suitably designed to address the relevant control objectives for all significant financial statement assertions and are designed at an appropriate level of precision such that they would detect a material misstatement in the consolidated financial statements. We continue to work to fully implement these controls and identify the appropriate level of documentation to be maintained to evidence the effectiveness of these controls.

We believe the remediation measures we have taken will strengthen our internal control over financial reporting and remediate the material weaknesses identified. However, as we are still assessing the design and operating effectiveness of these measures, the identified material weaknesses have not been fully remediated as of December 31, 2014. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weaknesses’ impact to the consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, financial results of operations and cash flows as of and for the three and six months ended December 31, 2014. Based on these additional procedures and assessment, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2014.

Item 5.	Other Information

The Company entered into indemnification agreements with all of its current directors and certain key officers, including the Company’s executive officers (each an “Indemnitee”), on February 3, 2015 substantially in the form attached hereto. The indemnification agreements generally require the Company to indemnify and hold an Indemnitee harmless to the greatest extent permitted by law for liabilities arising out of the Indemnitee’s service to the Company as an officer or director, if the Indemnitee acted in good faith and in a manner the Indemnitee reasonably believed to be in or not opposed to the best interests of the Company. The indemnification agreements also provide for the advancement of defense expenses by the Company. A sample indemnification agreement is attached hereto as Exhibit 10.1, and the foregoing summary is qualified by reference to the terms and provisions of such indemnification agreement.

Item 6.	Exhibits

10.1	Form of Indemnification Agreement dated February 3, 2015, by and between Multi-Color Corporation and the respective Indemnified Representative

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: February 9, 2015	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial Officer, Secretary