Form 10-K
period 2015-03-31
MULTI COLOR Corp
filed 2015-06-12
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $424,123,000 based upon the closing price of $45.48 per share of Common Stock on the NASDAQ Global Select Market as of September 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

As of May 31, 2015, 16,645,679 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2015 Annual Meeting of Shareholders to be held on August 19, 2015 are incorporated by reference into Part III of this Form 10-K.

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors, including those contained in Item 1A in “Risk Factors”. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation: factors discussed in conjunction with a forward-looking statement; changes in global economic and business conditions; changes in business strategies or plans; raw material cost pressures; availability of raw materials; availability to pass raw material cost increases to our customers; interruption of business operations; changes in, or the failure to comply with, government regulations, legal proceedings and developments; acceptance of new product offerings, services and technologies; new developments in packaging; ability to effectively manage our growth and execute our long-term strategy; ability to manage foreign operations and the risks involved with them, including compliance with applicable anti-corruption laws; currency exchange rate fluctuations; ability to manage global political uncertainty; terrorism and political unrest; increases in general interest rate levels and credit market volatility affecting our interest costs; competition within our industry; the ability to consummate and successfully integrate acquisitions; ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; the risk that some of our goodwill may be or later become impaired; the success and financial condition of our significant customers; dependence on information technology; ability to market new products; our ability to maintain an effective system of internal control; our ability to detect and remediate our material weaknesses in our internal control over financial reporting; ongoing claims, lawsuits and governmental proceedings, including environmental proceedings; availability, terms and developments of capital and credit; dependence on key personnel; quality of management; ability to protect our intellectual property and the potential for intellectual property litigation; employee benefit costs; and risk associated with significant leverage. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our research and development expenditures were $4,619, $4,751 and $3,763 in 2015, 2014 and 2013, respectively.

SALES AND MARKETING

We provide a complete line of label solutions and a variety of technical and graphic services. Our vision is to be the premier global resource of decorating solutions. We sell to a broad range of consumer product, food & beverage, wine & spirit and healthcare companies located in North, Central and South America, Europe, Australia, New Zealand, South Africa and China. Our sales strategy is a consultative selling approach. Our sales organization reviews the requirements of the container and offers a number of alternative decorating methods. Our customers view us as an expert source of materials, methods and technologies with the ability to offer the most cost effective solution.

We have continued to make progress in expanding our customer base and portfolio of products, services and manufacturing locations throughout the world. During 2015, 2014 and 2013, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 18%, 17% and 15%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company. We entered the Scottish wine & spirit market with the acquisition of Labelgraphics (Holdings) Ltd. in fiscal 2013 and John Watson & Company Limited in fiscal 2014, both located in Glasgow, Scotland. We entered the Mexican label market with the acquisition of Flexo Print S.A. De C.V. in fiscal 2014, which is a leading producer of home & personal care, food & beverage, wine & spirit and pharmaceutical labels in Latin America. We entered the Swiss label market with the acquisition of Gern & Cie SA, a premier wine label producer located in Neuchatel, Switzerland, in fiscal 2014. The acquisition of DI-NA-CAL, based near Cincinnati, Ohio, in fiscal 2014 extended our position in the heat transfer label market and added new customers we can support with a broad range of label technologies. In fiscal 2015, we entered the Irish label market with the acquisition of Multiprint

Labels Limited in Dublin, Ireland, which specializes in pressure sensitive labels for the wine & spirit and beverage markets, and New Era Packaging in Drogheda, Ireland, which specializes in labels for the healthcare, pharmaceutical and food industries. We also entered the English label market in fiscal 2015 with the acquisition of Multi Labels Ltd., which specializes in premium alcoholic beverage labels for spirits and imported wine.

PRODUCTION AND QUALITY

To guarantee consistent quality results, all of our label decorating services are backed by aggressively implemented and administered quality programs and qualified technical support staff. Our quality assurance program ensures excellence in every label.

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

EMPLOYEES

As of March 31, 2015, we had approximately 3,550 employees. Of the total employees, 2 are represented by the Graphics Communications Conference of the International Brotherhood of Teamsters Local 77P in the U.S, which covers certain employees at our Norway, Michigan plant that was closed during fiscal 2015. The related labor contracts with this union expire in July 2015 and June 2017, respectively. In addition, 69 employees are represented by the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers, International Union (USW) A.F.L.-C.I.O. Local 98 in Norwood, Ohio, and the related labor contract expires in April 2017. We also have three union agreements in Canada representing 49 employees; two Teamsters/Graphic Communications Conference, Local Union 555Ms, which expire in July 2016 and the Workers Union of Les Graphiques Corpco (CSN), which expires in August 2018. We consider our labor relations to be good and have not experienced any work stoppages during the previous decade. Our human resource and compensation systems have been developed to align our objectives with the goals of our shareholders.

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

On April 2, 2013, the Company acquired Labelmakers Wine Division in Adelaide, Australia and Imprimerie Champenoise in the Champagne region of France.

On August 1, 2013, the Company acquired Flexo Print S.A. De C.V. (Flexo Print), based in Guadalajara, Mexico, a leading producer of home & personal care, food & beverage, wine & spirit and pharmaceutical labels in Latin America. The acquisition provides Multi-Color with significant growth opportunities in Mexico through our many common customers, technologies and suppliers.

On October 1, 2013, the Company acquired John Watson & Company Limited (Watson), based in Glasgow, Scotland, the leading glue-applied spirit label producer in the U.K. The business is ideally located for its key customers and is complementary to MCC’s existing business in Glasgow (formerly Labelgraphics), the leading pressure sensitive wine & spirit label producer in the same region.

On October 1, 2013, the Company acquired Gern & Cie SA (Gern), the premier wine label producer in Switzerland, located in Neuchatel, Switzerland. Gern has similar customer profiles and technologies as our existing French operations.

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

On July 1, 2014, the Company acquired Multiprint Labels Limited (Multiprint) based in Dublin, Ireland for $1,662 plus net debt assumed of $2,371. The purchase price includes $273 that is deferred for one year after the closing date. Multiprint specializes in pressure sensitive labels for the wine & spirit and beverage markets in Ireland and the UK.

Effective January 5, 2015, the Company acquired Multi Labels Ltd., based in Daventry, near London, England, which specializes in premium alcoholic beverage labels for spirits and imported wine.

Effective February 2, 2015, the Company acquired New Era Packaging, which is based near Dublin, Ireland and specializes in labels for the healthcare, pharmaceutical and food industries.

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

REGULATION

Our operations are subject to regulation by federal, state and foreign environmental protection agencies. To ensure ongoing compliance with these requirements, we have implemented an internal compliance program. Additionally, we continue to make capital investments to maintain compliance with these environmental regulations and to improve our existing equipment. However, there can be no assurances that these regulations will not require expenditures beyond those that are currently anticipated.

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

We must be able to continue to effectively manage our growth, including our recent acquisitions, and to execute our long-term growth strategy.

We have experienced significant and steady growth over the last several years. Our growth, in particular our recent acquisitions, combined with the geographical separation of our operations, has placed, and will continue to place, a strain on our management, administrative and operational infrastructure. Our ability to manage our operations and anticipated growth will require us to continue to refine our operational, financial and management controls, human resource policies, reporting systems and procedures in the locations in which we operate. In addition, our expectations regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from acquisitions recently completed are based on information currently available to us and may prove to be incorrect. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If we are unable to realize any of the anticipated benefits of an acquisition or manage expected future expansion, or if our long-term growth strategy is not successful, our ability to provide a high-quality customer experience could be harmed, which would damage our reputation and brand and substantially harm our business and results of operations. In addition, projections made by us in connection with forming our long-term growth strategy are inherently uncertain and based on assumptions and judgments by management that may be flawed or based on information about our business and markets that may change in the future, many of which are beyond our reasonable control. These and various other factors may cause our actual results to differ materially from our projections.

We are subject to risks associated with our international operations, including compliance with applicable U.S. and foreign anti-corruption laws and regulations such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and other applicable anti-corruption laws, which may increase the cost of doing business in international jurisdictions.

We have operations in North, Central and South America, Europe, Australia, South Africa, and China and we intend to continue expansion of our international operations. As a result, our business is exposed to risks inherent in foreign operations. If we fail to adequately address the challenges and risks associated with our international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results. These risks, which can vary substantially by jurisdiction, include the difficulties associated with managing an organization with operations in multiple countries, compliance with differing laws and regulations (including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and local laws prohibiting payments to government officials and other corrupt practices, tax laws, regulations and rates), enforcing agreements and collecting receivables through foreign legal systems. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including material fines or prohibitions on our ability to offer our products in one or more countries, and could also materially damage our reputation, brand, international expansion efforts, business and operating results. Additional risks include the potential for restrictive actions by foreign governments, changes in economic conditions in each market, foreign customers who may have longer payment cycles than customers in the United States, the impact of economic, political and social instability of those countries in which we operate and acts of nature, such as typhoons, tsunamis, or earthquakes. The overall volatility of the economic environment has increased the risk of disruption and losses resulting from hyper-inflation, currency devaluation and tax or regulatory changes in certain countries in which we have operations. Approximately 37% of our sales were derived from our foreign operations (based on the country from which the product was shipped) during fiscal 2015.

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

At times, domestic and international financial markets have experienced extreme disruption, including, among other things, extreme volatility in stock prices and severely diminished liquidity and credit availability. These developments and the related severe domestic and international economic downturn, have continued to adversely impact our business and financial condition in a number of ways, including effects beyond those that were experienced in previous recessions in the United States and foreign economies.

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

The markets for our products and services are highly competitive and constantly evolving. We compete primarily based on the level and quality of customer service, technological leadership, product performance and price and the inability to successfully overcome competition in our business could have a material adverse impact on our operating results and cash flows. Some of our competitors have greater financial and other resources than us. We could face competitive pressure as a result of any of the following: our ability to continue to improve our product and service offerings and keep pace with and integrate technological advances and industry evolutions; new products developed by our competitors that are of superior quality, fit our customers’ needs better or have lower prices; patents obtained or developed by competitors; consolidation of our competitors; pricing pressures; loss of proprietary supplies of certain materials; decrease in the utilization of labels. The inability to successfully identify, develop and sell new or improved products and to overcome competition in our business could have a material adverse impact on our operating results and cash flows.

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

We have a significant amount of goodwill and other intangible assets on our balance sheet that are subject to periodic impairment evaluations. As a result of the 2014 annual impairment test, we wrote down goodwill and we may have similar charges in the future, which could have a material adverse impact on our financial condition and results of operations.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the fair value of the net identifiable tangible assets acquired. As of March 31, 2015, we had $513,244 of goodwill and intangible assets, the value of which depends on a number of factors, including earnings growth, market capitalization and the overall success of our business. Accounting standards require us to test goodwill for impairment annually, and more frequently when events or changes in circumstances indicate impairment may exist.

In the fourth quarter of fiscal 2014, we recorded a non-cash impairment charge of $13,475 related to goodwill in our Latin America Wine & Spirit reporting unit, which was an estimate. During the three months ended September 30, 2014, an additional non-cash impairment charge of $951 was recognized related to finalization of the fiscal 2014 annual impairment test. There can be no assurance that future reviews of our goodwill and other intangible assets will not result in additional impairment charges. Although it does not affect cash flow, an impairment charge does have the effect of decreasing our earnings, assets and shareholders’ equity. Future events may occur that could adversely affect the value of our assets and require future impairment charges. Such events may include, but are not limited to, poor operating results, strategic decisions made in response to changes in economic and competitive conditions, the impact of a deteriorating economic environment and decreases in our market capitalization due to a decline in the trading price of our common stock.

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

As of March 31, 2015, our consolidated indebtedness, including current maturities of long-term indebtedness, was $458,530, which could have important consequences including the following:

•	Increasing our vulnerability to global economic and industry conditions;

•	Requiring a substantial portion of cash flows from operating activities to be dedicated to the payment of principal and interest on our indebtedness and, as a result, reducing our ability to use our cash flows to fund our operations and capital expenditures, pay dividends, capitalize on future business opportunities and expand our business;

•	Exposing us to the risk of increased interest expense as certain of our borrowings are at variable rates of interest;

•	Limiting our ability to obtain additional financing for working capital, capital expenditures, additional acquisitions and other business purposes; and

•	Limiting our flexibility to adjust to changing market conditions and react to competitive pressures.

We may be able to incur additional indebtedness in the future, subject to the restrictions contained in our credit agreements. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

Our debt instruments contain covenants that limit our flexibility in operating our business.

The agreements governing our indebtedness contain various covenants that may adversely affect our ability to operate our business. Among other things, these covenants limit our ability to incur additional indebtedness, dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates.

The agreements governing our indebtedness also require us to maintain (i) a maximum consolidated senior secured leverage ratio, (ii) a maximum consolidated leverage ratio; and (iii) a minimum consolidated interest charge coverage ratio.

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

In the event we were to fall out of compliance with one or more of our debt covenants in the future, we may not be successful in amending our debt arrangements or obtaining waivers for any such non-compliance. Even if we are successful in entering into an amendment or waiver, we could incur substantial costs in doing so. It is also possible that any amendments to our debt instruments or any restructured debt could impose covenants and financial ratios more restrictive than under our current facility. Any of the foregoing events could have a material adverse impact on our business and results of operations, and there can be no assurance that we would be able to obtain the necessary waivers or amendments on commercially reasonable terms, or at all.

We rely on several large customers and the loss of one of these customers would have a material adverse impact on our operating results and cash flows.

For the fiscal year ended March 31, 2015, one customer accounted for approximately 18% of our consolidated sales and our top twenty-five customers accounted for 55% of our consolidated sales. While we maintain sales contracts with certain of our largest customers, such contracts do not impose minimum purchase or volume requirements and these contracts require renewal on a regular basis in the ordinary course of business. Any termination of a business relationship with, or a significant sustained reduction in business received from, one or more of our largest customers could have a material adverse effect on our revenues and results of operations. The volume and type of services we provide all of our customers may vary from year to year and could be reduced if a customer were to change its outsourcing or print procurement strategy. We cannot guarantee that these contracts will be successfully renewed in the future. The loss or substantial reduction in business of any of our major customers could have a material adverse impact on our operating results and cash flows.

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

As described in “Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of March 31, 2015 and 2014 because material weaknesses existed in our internal control over financial reporting. If we are unable to remediate our material weaknesses in a timely manner, we may be unable to provide holders of our securities with required financial information in a timely and reliable manner and we may incorrectly report financial information. Either of these events could have a material adverse effect on our operations, investor, supplier and customer confidence in our reported financial information and/or the trading price of our common stock.

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

We are dependent upon the efforts of our senior management team. The success of our business is heavily dependent on our ability to retain our current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense, and we may not be able to retain our personnel. We have not entered into employment agreements with our key personnel, other than with our Chief Executive Officer and President, Chief Operating Officers and Chief Financial Officer, and these individuals may not continue in their present capacity with us for any particular period of time. Outside of the implementation of succession plans and executive transitions done in the normal course of business, the loss of the services of one or more members of our senior management team could require the remaining executive officers to divert immediate and substantial attention to seeking a replacement and would disrupt our business and impede our ability to execute our business strategy. Any inability to find a replacement for a departing executive officer on a timely basis could adversely affect our ability to operate and grow our business.

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

We seek to provide competitive employee benefit programs to our employees. Employee benefit costs, such as U.S. healthcare costs of our eligible and participating employees, may increase significantly at a rate that is difficult to forecast, in part because we are unable to determine the impact that U.S. federal healthcare legislation may have on our employer-sponsored medical plans. Higher employee benefit costs could have an adverse effect on our business, results of operations and financial condition.

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

Although no preferred shares were outstanding as of March 31, 2015 and although we have no present plans to issue any preferred shares, our Articles of Incorporation authorize the Board of Directors to issue up to 1,000 preferred shares. The preferred shares may be issued in one or more series, the terms of which will be determined at the time of issuance by our Board of Directors without further action by the shareholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred shares could diminish the rights of holders of our common shares and, therefore, could reduce the value of our common shares. In addition, specific rights granted to future holders of preferred shares could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred shares and the foregoing anti-takeover provisions may prevent or frustrate attempts by a third party to acquire control of the Company, even if some of our shareholders consider such change of control to be beneficial.

ITEM 1B.	UNRESOLVED SECURITIES AND EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2. PROPERTIES

(In thousands, except for statistical data)

As of March 31, 2015, the Company owned 9 manufacturing facilities in the U.S., England, France, Ireland, South Africa and Scotland and leased 25 manufacturing facilities in the U.S., Argentina, Australia, Canada, Chile, China, England, France, Ireland, Italy, Mexico, Poland, Scotland, Spain and Switzerland.

See below for a listing of our 34 manufacturing facilities at March 31, 2015:

Location	Approximate Square Feet	Owned/Leased
United States:
Napa, California	52,000	Leased
Sonoma, California	47,500	Leased
Scottsburg, Indiana	120,500	Owned
Asheville, North Carolina	53,500	Leased
Greensboro, North Carolina	51,120	Leased
Omaha, Nebraska	31,000	Leased
Batavia, Ohio	247,830	Owned
Norwood, Ohio	313,322	Owned
York, Pennsylvania	160,000	Leased
Chesapeake, Virginia	49,885	Leased
Green Bay, Wisconsin	39,600	Owned
International:
Mendoza, Argentina	10,273	Leased
Adelaide, Australia	65,246	Leased
Brisbane, Australia	42,744	Leased
Barossa, Australia	25,306	Leased
Griffith, Australia	21,775	Leased
Montreal, Canada	51,650	Leased
Santiago, Chile	150,610	Leased
Guangzhou, China	43,056	Leased
Daventry, England (2)	34,059	Owned / Leased
Dormans, France	16,145	Owned
Montagny, France	20,000	Leased
Drogheda, Ireland	53,529	Owned
Dublin, Ireland	26,933	Leased
Florence, Italy	23,681	Leased
Lucca, Italy	119,479	Leased
Guadalajara, Mexico	82,990	Leased
Warsaw, Poland	61,657	Leased
Glasgow, Scotland	43,196	Owned
Glasgow, Scotland	29,562	Leased
Paarl, South Africa	114,343	Owned
Haro, Spain	21,528	Leased
Bevaix, Switzerland	15,069	Leased

All of the Company’s properties are in good condition, well maintained and adequate for our intended uses.

During the fourth quarter of fiscal 2015, the Company leased a facility in Haro, Spain. Manufacturing operations at this location began during the first quarter of fiscal 2016.

On November 4, 2014, the Company announced plans to close our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin and transition the business to other North American facilities. Production at the facilities is complete, and the land and buildings are classified as held for sale in the consolidated balance sheet as of March 31, 2015.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade on the NASDAQ Global Select Market under the symbol LABL. The following table sets forth the high and low closing sales prices of our common stock (“Common Stock”) as reported on the NASDAQ Global Select Market during fiscal years 2015 and 2014. Our stock is thinly traded and accordingly, the prices below may not be indicative of prices at which a large number of shares can be traded or reflective of prices that would prevail in a more active market.

Quarter Ended	High	Low	Dividend Per Share
March 31, 2015	$71.15	$54.00	$0.05
December 31, 2014	$56.44	$44.12	$0.05
September 30, 2014	$47.68	$38.71	$0.05
June 30, 2014	$40.01	$32.52	$0.05
March 31, 2014	$37.15	$31.10	$0.05
December 31, 2013	$38.02	$32.50	$0.05
September 30, 2013	$35.06	$31.33	$0.05
June 30, 2013	$30.76	$24.97	$0.05

As of May 31, 2015, there were approximately 250 shareholders of record of the Common Stock.

Beginning in and since the fourth quarter of the fiscal year ended March 31, 2005, we have paid a quarterly dividend of $0.05 per common share.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares Multi-Color’s cumulative annual total shareholder return from March 31, 2010 through March 31, 2015, to that of the NASDAQ Market Index, a broad market index, and the Morningstar Packaging & Containers Index (“Morningstar Packaging & Containers”), an index of 57 printing and packaging industry peer companies. The graph assumes that the value of the investment in the common stock and each index was $100 on March 31, 2010, and that all dividends were reinvested. Stock price performances shown in the graph are not indicative of future price performances.

COMPARISON OF CUMULATIVE TOTAL RETURN

$700
$600
$500
$400
$300
$200
$100
$0
Multi-Color Corp.
NASDAQ Market Index
Morningstar Packaging & Containers
2010
2011
2012
2013
2014
2015

ASSUMES $100 INVESTED ON MARCH 31, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MARCH 31, 2015

Company/Market/Peer Group	3/31/2010	3/31/2011	3/31/2012	3/31/2013	3/31/2014	3/31/2015
Multi-Color Corporation	$100.00	$170.79	$191.84	$221.87	$302.97	$602.77
NASDAQ Market Index	$100.00	$117.06	$131.47	$140.86	$183.38	$216.60
Morningstar Packaging & Containers	$100.00	$124.11	$128.09	$160.49	$184.89	$219.62

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Year Ended March 31,
	2015(1)	2014(2)	2013(3)	2012(5)	2011(6)
Net revenues	$810,772	$706,432	$659,815	$510,247	$338,284
Gross profit	173,274	132,057	126,351	98,284	67,978
Operating income	96,912	60,123	70,705	45,551	32,260
Net income (4)	45,716	28,224	30,300	19,700	18,411
Basic earnings per common share	$2.75	$1.73	$1.88	$1.34	$1.42
Diluted earnings per common share	$2.71	$1.70	$1.86	$1.32	$1.40
Weighted average shares outstanding – basic	16,623	16,342	16,145	14,662	13,005
Weighted average shares outstanding – diluted	16,877	16,599	16,332	14,903	13,139
Dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20
Dividends paid	3,302	3,276	3,237	2,941	2,612
Working capital	$99,951	$56,993	$68,107	$34,869	$30,357
Total assets	927,371	964,466	839,550	809,654	411,829
Short-term debt	2,947	42,648	23,946	24,471	12,304
Long-term debt	455,583	435,554	378,910	377,584	115,027
Stockholders’ equity	289,473	297,747	275,024	253,020	191,826

(1) Fiscal 2015 results include a $951 impairment of goodwill related to the finalization of the fiscal 2014 annual impairment test for our Latin America Wine & Spirit reporting unit, $7,399 ($4,533 after-tax) in costs related to the closure of our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin.

(2) Fiscal 2014 results include a $13,475 impairment of goodwill related to our Latin America Wine & Spirit reporting unit. Fiscal 2014 results include $1,166 ($737 after-tax) in costs related to the consolidation of our manufacturing facilities located in El Dorado Hills, California into the Napa, California facility, $1,116 ($781 after-tax) of integration expenses related to the Labelmakers Wine Division acquisition and other income of $3,800 ($3,800 after-tax) from settlement of a legal claim.

(3) Fiscal 2013 results include $1,531 ($1,194 after-tax) in costs related to the consolidation of our manufacturing facilities located in Montreal, Canada and Kansas City, Missouri into other existing facilities and $1,337 ($1,040 after-tax) of integration expenses related to the York Label Group (York) acquisition.

(4) Net income for fiscal 2012 is net income attributable to Multi-Color Corporation, which excludes the loss attributable to non-controlling interests.

(5) Fiscal 2012 results include a charge of $1,182 ($715 after-tax), related to the consolidation of the Kansas City, Missouri facility into other existing facilities, primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs. Results also include $5,608 ($3,727 after-tax) of integration expenses related to the acquisition of York.

(6) Fiscal 2011 results include a charge of $2,800 ($1,750 after-tax) related to the settlement of a legal dispute with the John Henry Company. Results also include a pre-tax reduction of $258 ($192 after-tax) to the initial charge recorded in fiscal 2010, in connection with the relocation of the Company’s corporate headquarters from Sharonville, Ohio to its Batavia, Ohio facility, to incorporate the impact of the additional sublease income on the sublease of the remaining unoccupied space.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of acquisitions completed during recent fiscal years that would impact the comparability of the selected financial data above. During fiscal 2015, we acquired Multiprint Labels Limited and New Era Packaging, which have manufacturing plants in Ireland, and Multi Labels Ltd., which has manufacturing plants in England. During fiscal 2014, we acquired Imprimerie Champenosie, Labelmakers Wine Division, Flexo Print S.A. De C.V., Gern & Cie SA, John Watson & Company Limited and the DI-NA-CAL label business, which have manufacturing plants in France, Australia, Mexico, Switzerland, Scotland and the U.S., respectively. During fiscal 2013, we acquired Labelgraphics (Holdings) Ltd., which has a manufacturing plant in Scotland.

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

	Percentage of Net Revenues
	2015	2014	2013
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	78.6%	81.3%	80.9%

Gross profit	21.4%	18.7%	19.1%
Selling, general and administrative expenses	8.4%	8.1%	8.2%
Facility closure expenses	0.9%	0.2%	0.2%
Goodwill impairment	0.1%	1.9%	0.0%

Operating income	12.0%	8.5%	10.7%
Interest expense	3.3%	3.1%	3.4%
Other income, net	0.0%	(0.9%)	(0.1%)

Income before income taxes	8.7%	6.3%	7.4%
Income tax expense	3.1%	2.3%	2.8%

Net income	5.6%	4.0%	4.6%

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

During fiscal 2015, the Company had net revenues of $810,772 compared to $706,432 in the prior year, an increase of 15% or $104,340. Acquisitions occurring after the beginning of fiscal 2014 accounted for a 13% increase in revenue. Organic revenues increased 3% in volume and 1% due to the favorable impact of sales mix and pricing. Foreign exchange rates, primarily driven by the depreciation of the Australian dollar, the Euro and Latin American currencies, led to a decrease of 2% in revenues year over year.

Gross profit increased $41,217 or 31% compared to the prior year. Acquisitions occurring after the beginning of fiscal 2014 contributed $19,932 to the gross profit increase. Gross margins increased to 21% from 19% in the prior year due primarily to increased operating efficiencies in North America, South America, and Asia Pacific.

The label markets we serve exist in a competitive environment amidst price pressures. We continually search for ways to reduce our costs through improved production and labor efficiencies, reduced substrate waste, new substrate options and lower substrate pricing.

Operating income increased $36,789 or 61% compared to the prior year due primarily to improved operating efficiencies in North America, South America, and Asia Pacific and a strong contribution from fiscal 2014 acquisitions. Acquisitions occurring after the beginning of fiscal 2014 contributed $12,451 to the increase in operating income in fiscal 2015. Operating income in fiscal 2015 includes $7,399 of expenses primarily related to the consolidation of our manufacturing facilities in Norway, Michigan and Watertown, Wisconsin. Operating income in fiscal 2014 includes $1,166 of expenses related to the consolidation of our manufacturing facilities located in El Dorado Hills, California into other existing facilities and a non-cash goodwill impairment charge of $13,475.

Other income was $346 compared to $5,910 in the prior year. Other income in fiscal 2014 included supplemental purchase price adjustments for businesses acquired in fiscal 2013 and 2014 for $2,451 and income of $3,800 related to settlement of a legal claim.

During 2015, 2014 and 2013, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 18%, 17% and 15%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

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

Our primary objective for fiscal 2016 is to continue to improve organic growth rates for both revenue and earnings. We expect growth to come from improved performance in our operations and the finalization of integration of our recent acquisitions in Europe and Australia. We continue to invest in additional and more productive capacity throughout our business to support organic growth particularly in developing markets in China, Poland, Argentina and South Africa.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2015 AND MARCH 31, 2014

Net Revenues

	2015	2014	$ Change	% Change
Net revenues	$810,772	$706,432	$104,340	15%

Net revenues increased 15% to $810,772 from $706,432 in the prior year. Acquisitions occurring after the beginning of fiscal 2014 accounted for a 13% increase in revenue. Organic revenues increased 3% in volume and 1% due to the favorable impact of sales mix and pricing. Foreign exchange rates, primarily driven by the depreciation of the Australian dollar, the Euro and Latin American currencies, led to a 2% decrease in revenues year over year.

Cost of Revenues and Gross Profit

	2015	2014	$ Change	% Change
Cost of revenues	$637,498	$574,375	$63,123	11%
% of Net revenues	78.6%	81.3%
Gross profit	$173,274	$132,057	$41,217	31%
% of Net revenues	21.4%	18.7%

Cost of revenues increased 11% or $63,123 compared to the prior year. Acquisitions occurring after the beginning of fiscal 2014 accounted for a 13% increase in cost of sales. These increases were offset by improved operating efficiencies in North America, South America, and Asia Pacific.

Gross profit increased $41,217 or 31% compared to the prior year. Acquisitions occurring after the beginning of fiscal 2014 contributed $19,932 to the increase. Gross margins increased to 21.4% of sales revenues for fiscal 2015 compared to 18.7% in the prior year primarily due to improved operating efficiencies in North America, South America, and Asia Pacific.

Selling, General and Administrative (SG&A) Expenses and Facility Closure Expenses

	2015	2014	$ Change	% Change
Selling, general and administrative expenses	$68,012	$57,293	$10,719	19%
% of Net revenues	8.4%	8.1%
Facility closure expenses	$7,399	$1,166	$6,233	535%
% of Net revenues	0.9%	0.2%

SG&A expenses increased $10,719 or 19% compared to the prior year. SG&A increased $7,481 due primarily to the impact of acquisitions occurring after the beginning of fiscal 2014, partially offset by a decrease of $1,525 due to the favorable impact of foreign exchange rates, primarily driven by depreciation in the Australian dollar and the Euro. The remaining increase in SG&A primarily relates to acquisition fees, professional fees and compensation expenses. SG&A increased as a percentage of sales to 8.4% in fiscal 2015 from 8.1% in fiscal 2014.

In November 2014, the Company announced plans to consolidate our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin into its other existing facilities. During fiscal 2015, the Company recorded facility closure expenses of $7,399, primarily related to these closures, including a non-cash impairment charge of $5,208.

In October 2013, the Company announced plans to consolidate our manufacturing facility located in El Dorado Hills, California into the Napa, California facility. In fiscal 2014, the Company recorded charges of $1,166 in connection with the closure of the El Dorado Hills facility for employee termination benefits, including severance and relocation and other costs.

Goodwill Impairment

	2015	2014	$ Change	% Change
Goodwill impairment	$951	$13,475	$(12,524)	(93%)

After conducting our annual impairment testing, we recorded an impairment charge of $13,475 in fiscal 2014 to reduce the carrying value of the goodwill of our Latin America Wine & Spirit reporting unit to fair value. In the second quarter of fiscal 2015, we recorded an impairment charge of $951 related to the finalization of the fiscal 2014 impairment analysis for the same reporting unit. See further details in the Critical Accounting Policies and Estimates section below.

Interest Expense and Other Income, net

	2015	2014	$ Change	% Change
Interest expense	$26,386	$21,776	$4,610	21%
Other income, net	$(346)	$(5,910)	$5,564	94%

Interest expense increased $4,610 or 21% compared to the prior year, including the write-off of $2,001 of deferred financing fees as a result of debt refinancing in fiscal 2015. The remaining increase was primarily due to an increase in debt borrowings throughout the year to finance fiscal 2014 acquisitions.

Other income was $346 compared to $5,910 in the prior year. Other income in fiscal 2014 included supplemental purchase price adjustments for businesses acquired in fiscal 2013 and 2014 for $2,451 and income of $3,800 related to settlement of a legal claim. See Note 3 to the Company’s consolidated financial statements.

Income Tax Expense

	2015	2014	$ Change	% Change
Income tax expense	$25,156	$16,033	$9,123	57%

The Company’s effective tax rate was 35% in fiscal 2015 compared to 36% in the prior year. The Company expects its annual effective tax rate to be approximately 35% in fiscal year 2016.

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

Selling, General and Administrative (SG&A) Expenses and Facility Closure Expenses

	2014	2013	$ Change	% Change
Selling, general and administrative expenses	$57,293	$54,115	$3,178	6%
% of Net revenues	8.1%	8.2%
Facility closure expenses	$1,166	$1,531	$(365)	(24%)
% of Net revenues	0.2%	0.2%

SG&A expenses increased $3,178 or 6% compared to the prior year. SG&A increased $3,692 primarily due to the impact of acquisitions occurring after the beginning of fiscal 2013, partially offset by favorable currency fluctuations of $842. SG&A expenses, as a percentage of net revenues, remained consistent at approximately 8% of net revenues compared to the prior year.

In October 2013, the Company announced plans to consolidate our manufacturing facility located in El Dorado Hills, California into the Napa, California facility. In fiscal 2014, the Company recorded charges of $1,166 in connection with the closure of the El Dorado Hills facility for employee termination benefits, including severance and relocation and other costs.

In fiscal 2013, the Company consolidated the two operations located in Montreal, Canada into one manufacturing facility. The Company incurred charges of $676 in fiscal 2013 related to fixed asset write-offs and relocation costs in conjunction with the plant consolidation.

Goodwill Impairment

	2014	2013	$ Change	% Change
Goodwill impairment	$13,475	$—	$13,475	100%

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

Other income was $5,910 in fiscal 2014 compared to $219 in the prior year. Other income in fiscal 2014 included adjustments of $2,451 made to the liabilities related to supplemental purchase price payments due to the sellers of the Labelgraphics and John Watson businesses acquired in fiscal 2013 and fiscal 2014, respectively, and $3,800 related to settlement of a legal claim. See Note 3 to the Company’s consolidated financial statements.

Income Tax Expense

	2014	2013	$ Change	% Change
Income tax expense	$16,033	$18,387	$(2,354)	(13%)

The Company’s effective tax rate was 36% in fiscal 2014 compared to 38% in the prior year due primarily to the release of $3,295 in provisions for uncertain tax positions following the closure of tax audits.

Liquidity and Capital Resources

Summary of Cash Flows

Net cash provided by operating activities was $106,975 in 2015 and $80,617 in 2014. Net income adjusted for non-cash expenses consisting primarily of depreciation and amortization, goodwill impairment, facility closure expenses related to impairment loss on fixed assets and changes in deferred taxes was $104,316 in 2015 compared to $85,644 in 2014 primarily driven by increased sales and operating income from acquisitions. Our net working capital source of $2,659 in 2015 increased from a use of $5,027 in 2014.

Net cash provided by operating activities was $80,617 in 2014 compared to $69,713 in 2013. Net income adjusted for non-cash expenses primarily of depreciation and amortization, goodwill impairment and changes in deferred taxes was $85,644 in 2014 compared to $77,714 in 2013 primarily driven by increased sales and gross profits from acquisitions. Our net working capital use of $5,027 in 2014 decreased from $8,001 in 2013.

Net cash used in investing activities was $59,922 in 2015, $153,375 in 2014 and $42,649 in 2013 of which $31,240, $133,499 and $15,979 was used for acquisitions in those years. The remaining net usage of $28,682 in 2015, $19,876 in 2014 and $26,670 in 2013 were capital expenditure related, primarily for the purchase of presses net of various sales or lease-back proceeds. Capital expenditures were primarily funded by cash flows from operations. The projected amount of capital expenditures for 2016 is $44,000.

Net cash used in financing activities was $37,371 in 2015, which consisted of $19,895 of net debt payments, contingent consideration payments of $10,916 related to the John Watson and Labelgraphics acquisitions, debt issuance costs of $7,921 and dividends paid of $3,302 offset by $4,663 of net proceeds from various stock transactions. Financing activities in the current year include $250,000 in long-term debt borrowings related to the issuance of the 6.125% Senior Notes due 2022 (the “Notes”) in the third quarter of fiscal 2015 and $341,625 in payments to pay off the Term Loan under the prior credit agreement. The $7,921 in debt issuance costs were paid in conjunction with the issuance of the Notes and entry into the Amended and Restated Credit Agreement (the “Credit Agreement”).

Net cash provided by financing activities was $67,480 in 2014, which consisted of $73,224 of net debt borrowings (primarily used to finance acquisitions) and $2,025 of net proceeds from various stock transactions offset by dividends paid of $3,276, debt issuance costs of $1,364, and a $3,129 deferred payment related to the York acquisition.

Net cash used by financing activities was $21,189 in 2013, which consisted of dividends paid of $3,237, deferred payments of $14,380 and $5,049 related to the York and Labelgraphics acquisitions, respectively, less $283 of net debt borrowings and $1,194 from the issuance of stock.

Capital Resources

On November 21, 2014, the Company issued $250,000 aggregate principal amount of the Notes. The Notes are unsecured senior obligations of the Company. Interest is payable on June 1st and December 1st of each year beginning June 1, 2015 until the maturity date of December 1, 2022. The Company’s obligations under the Notes are guaranteed by certain of the Company’s existing direct and indirect wholly owned domestic subsidiaries that are guarantors under the Credit Agreement. In connection with the issuance of the

Notes, the Company incurred debt issuance costs of $5,413 during 2015, which are being deferred and amortized over the eight year term of the Notes.

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

Upon issuance of the Notes, the Company was required to repay in full the Term Loan Facility under the terms of its prior credit agreement. On November 21, 2014, the Company repaid the outstanding balance of $341,625 on the Term Loan Facility using the net proceeds from the Notes and borrowings on the U.S. Revolving Credit Facility. The repayment of the Term Loan Facility was treated primarily as an extinguishment of debt. As a result, $2,001 in unamortized deferred financing fees were recorded to interest expense during 2015 as a loss on the extinguishment of debt. The remaining unamortized fees of $2,275 and new debt issuance costs of $2,526, which were incurred during 2015 in conjunction with the Credit Agreement, were deferred and will be amortized over the five year term of the Credit Agreement.

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.02% and 3.93% at March 31, 2015 and 2014, respectively, and on borrowings under the Australian Revolving Sub-Facility was 4.01% and 6.20% at March 31, 2015 and 2014, respectively. The weighted average interest rate on the Term Loan Facility was 3.73% at March 31, 2014.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of March 31, 2015, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

In the fourth quarter of fiscal 2014, the Company incurred $1,364 in debt issuance costs related to the debt modification that occurred as a result of the seventh amendment to the prior credit agreement. We analyzed the new loan costs and the existing unamortized loan costs related to the prior agreement allocated to the amended revolving line of credit and term loan separately to determine the amount of costs to be capitalized and the amount to be expensed. As a result of the analysis, the Company recorded $99 to selling, general and administrative expenses in fiscal 2014 to expense certain third-party fees related to the modification of the term loan. The remaining new and unamortized deferred loan costs were deferred and being amortized over the term of the modified agreement.

The Company recorded $2,200, $2,057 and $1,979 in interest expense in 2015, 2014 and 2013, respectively, in the consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at March 31, 2015 consisted of $277,163 under the U.S. Revolving Credit Facility and $19,309 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at March 31, 2015 in the amount of $6,556.

As of March 31, 2015, the Company has three forward starting non-amortizing Swaps with a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Agreement, which was 1.75% as of March 31, 2015.

We believe that we have both sufficient short and long-term liquidity and financing at this time. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We had a working capital position of $99,951 and $56,993 at March 31, 2015 and 2014, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2015:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$455,215	$1,592	$150	$154	$158	$203,118	$250,043
Capital leases	3,315	1,355	852	394	408	306	—
Interest on long-term debt (1)	140,700	22,075	21,134	19,711	18,209	17,291	42,280
Rent due under operating leases	62,405	12,258	10,306	8,298	6,950	6,065	18,528
Unconditional purchase obligations	17,214	16,951	263	—	—	—	—
Pension obligations	375	—	—	1	13	14	347
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	3,439	1,090	1,783	—	566	—	—

Total contractual obligations	$682,663	$55,321	$34,488	$28,558	$26,304	$226,794	$311,198

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of March 31, 2015.
(2)	The table excludes $4,045 in liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Recent Acquisitions

Effective February 2, 2015, the Company acquired New Era Packaging (New Era) for $16,366 less net cash received of $1,741. New Era is based near Dublin, Ireland and specializes in labels for the healthcare, pharmaceutical and food industries. Effective January 5, 2015, the Company acquired Multi Labels Ltd. (Multi Labels) for $15,670 plus net debt assumed of $3,733. Multi Labels is based in Daventry, near London, England, and specializes in premium alcoholic beverage labels for spirits and imported wine. On July 1, 2014, the Company acquired Multiprint Labels Limited (Multiprint) based in Dublin, Ireland for $1,662 plus net debt assumed of $2,371. The purchase price includes $273 that is deferred for one year after the closing date. Multiprint specializes in pressure sensitive labels for the wine & spirit and beverage markets in Ireland and the UK.

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

On October 1, 2013, the Company acquired John Watson & Company Limited (Watson), based in Glasgow, Scotland, for $21,634 less net cash acquired of $143. Watson is the leading glue-applied spirit label producer in the U.K. The business is ideally located for its key customers and is complementary to MCC’s existing business in Glasgow (formerly Labelgraphics), the leading pressure sensitive wine & spirit label producer in the same region.

On October 1, 2013, the Company acquired Gern & Cie SA (Gern), the premier wine label producer in Switzerland, located in Neuchatel, Switzerland for $5,939. Gern has similar customer profiles and technologies as our existing French operations.

On August 1, 2013, the Company acquired Flexo Print S.A. De C.V. (Flexo Print), based in Guadalajara, Mexico, for $31,847 plus net debt assumed of $2,324. Flexo Print is a leading producer of home & personal care, food & beverage, wine & spirit and pharmaceutical labels in Latin America. The acquisition provides Multi-Color with significant growth opportunities in Mexico through our many common customers, technologies and suppliers.

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

Goodwill. Goodwill is not amortized and is reviewed for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Based on operating results for the Latin America Consumer Product Goods (LA CPG) and LA W&S reporting units during fiscal 2015, a quantitative goodwill impairment assessment was performed as of September 30, 2014 for those two reporting units. No impairment was indicated. No events or changes in circumstances occurred in 2014 that required impairment testing in between annual tests. The 2013 tests did not indicate impairment.

Goodwill has been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s divisions. The Company can evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying value and whether it is necessary to perform the two-step goodwill impairment test.

In conjunction with our annual goodwill impairment test as of February 28, 2015, the Company performed a quantitative assessment for all of our reporting units. The first step of the impairment test compares the fair value of each reporting unit to its carrying value. We estimated the fair value of each reporting unit using a combination of: (i) a market approach based on multiples of revenue and EBITDA from recent comparable transactions and other market data; and (ii) an income approach based on expected future cash flows discounted at 8-14% in 2015. The discount rate reflects the risk associated with each respective reporting unit, including the industry and geographies in which they operate. The market approach and the income approach were weighted equally based on judgment of the comparability of the recent transactions and the risks inherent in estimating future cash flows. We considered recent economic and industry trends, as well as risk in executing our current plans from the perspective of a hypothetical buyer in estimating expected future cash flows in the income approach.

For all of our reporting units, the first step of the impairment test did not indicate potential impairment as the estimated fair value of the reporting unit exceeded the carrying amount. As a result, the second step of the impairment test was not required. One of our reporting units passed the first step of the goodwill impairment test by less than 5%. The goodwill associated with this reporting unit was $54,698 at March 31, 2015. Failure to achieve revenue or margin projections in the future would adversely impact the outcome of this analysis.

Significant assumptions used to estimate the fair value of our reporting units include estimates of future cash flows, discount rates and multiples of revenue and EBITDA. These assumptions are typically not considered individually because assumptions used to select one variable should also be considered when selecting other variables; however, sensitivity of the overall fair value assessment to each significant variable is also considered.

In conjunction with our annual impairment test as of February 28, 2014, the Company performed a qualitative assessment for all but two of our reporting units and determined that it was not more likely than not that the fair values of the reporting units were less than the carrying values. Due to lower operating performance as a result of increased competition caused by market conditions and pricing pressures in our Chilean operations, the Company performed the first step of the two-step goodwill impairment test for the LA W&S reporting unit. Due to changes in sales forecasts during fiscal 2014, the Company performed the first step of the two-step goodwill impairment test for the LA CPG reporting unit.

For LA CPG, the first step of the impairment test did not indicate potential impairment as the estimated fair value of the reporting unit exceeded the carrying amount. As a result, the second step of the impairment test was not required. For the LA W&S reporting unit, the first step of the impairment test indicated potential impairment, which was measured in the second step.

The second step measures the implied value of goodwill by subtracting the fair value of our LA W&S reporting unit’s assets and liabilities, including intangible assets, from the fair value of LA W&S as estimated in step 1. The goodwill impairment charge was measured as the difference between the implied fair value of goodwill and the estimated carrying value. An estimated impairment charge of $13,475 was recorded during the fourth quarter of fiscal 2014 and resulted in a reduction in goodwill, leaving a balance of $6,698 in goodwill related to LA W&S as of March 31, 2014. The step 2 analysis was finalized during the second quarter of fiscal 2015, and an additional non-cash impairment of $951 was recognized. This additional impairment was primarily due to a change in the fair value of the fixed assets and lease intangibles based on the final market valuation.

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

The Company performed impairment testing on long-lived assets, including intangibles, at certain manufacturing locations during fiscal 2015 and 2014 due to the existence of impairment indicators. The undiscounted future cash flows associated with the long-lived assets were greater than their carrying values, and therefore, no impairment was present in either year related to intangible assets. No intangible asset impairment indicators existed in 2013.

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

The Company recorded $5,985 in impairment losses on fixed assets during fiscal 2015 related to assets that more likely than not that will be sold or otherwise disposed of significantly before the end of their estimated useful lives, $5,208 of which related to the closure of our manufacturing facilities in Norway, Michigan and Watertown, Wisconsin. In addition, the Company performed impairment testing on long-lived assets at certain manufacturing locations during fiscal 2015 and 2014 due to the existence of other impairment indicators. The undiscounted cash flows associated with the long-lived assets were greater than their carrying values, and therefore, no additional impairment was present in either year. No long-lived asset impairment indicators existed in 2013.

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

The Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 at March 31, 2015 to convert variable interest rates on a portion of outstanding debt to fixed interest rates. Upon inception, the Swaps were designated as a cash flow hedge, and the Company adjusted the carrying value of these derivatives to their estimated fair value and recorded the adjustment in accumulated other comprehensive income (loss). In conjunction with entering into the Credit Agreement on November 21, 2014, the Company de-designated the Swaps as a cash flow hedge. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps are immediately recognized in interest expense.

The Company enters into multiple forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments to purchase presses and other equipment. The forward contracts are designated as fair value hedges. The Company adjusts the carrying value of the derivative to the estimated fair value and records the adjustment in other income and expense in the consolidated statements of income.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides revised guidance for revenue recognition. The standard’s core principle is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance provides five steps that should be applied to achieve that core principle. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which for the Company is the fiscal year beginning April 1, 2017. In April 2015, the FASB proposed a one-year deferral of the effective date, which is currently going through the comment period process. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(In thousands, except for statistical data)

Multi-Color does not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed to variable-rate debt ratio or to manage foreign currency exchange rate volatility.

Multi-Color is exposed to market risks from changes in interest rates on certain of its outstanding debt. The outstanding loan balance under our Credit Agreement bears interest at a variable rate based on prevailing short-term interest rates in the United States and Australia.

As of March 31, 2015, the Company has three forward starting non-amortizing interest rate swaps (Swaps) with a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Agreement. Based on the outstanding debt at March 31, 2015, a 100 basis point change in the interest rate would change interest expense by approximately $791 annually.

Foreign currency exchange risk arises from our international operations in Argentina, Australia, Canada, Central America, Chile, China, Europe, and South Africa as well as from transactions with customers or suppliers denominated in foreign currencies. The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rate for each monthly period. As foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. During fiscal 2015, approximately 37% of our net sales were made by our foreign subsidiaries and their combined net income, was 19% of the Company’s net income prior to the $951 impairment charge to goodwill.

The balance sheets of our foreign subsidiaries are translated into U.S. dollars at the closing exchange rates of each monthly balance sheet date. During fiscal 2015, the Company recorded an unrealized foreign currency translation loss of $56,200 in other comprehensive income as a result of movements in foreign currency exchange rates related to the Argentinean Peso, Australian Dollar, British Pound, Canadian Dollar, Chilean Peso, Chinese Yuan, Euro, Mexican Peso, Polish Zloty, South African Rand and the Swiss Franc. See Notes 2 and 19 to the Company’s consolidated financial statements. As of March 31, 2015, a 10% change in these foreign exchange rates would change shareholders’ equity by approximately $30,000. This hypothetical change was calculated by multiplying the net assets of each of our foreign subsidiaries by a 10% change in the applicable foreign exchange rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because they are either not required or the information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

We have audited the accompanying consolidated balance sheet of Multi-Color Corporation (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2015, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years ended March 31, 2015 and March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation and subsidiaries as of March 31, 2015, and the results of their operations and their cash flows for each of the two years ended March 31, 2015 and March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2015 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

June 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

We have audited the internal control over financial reporting of Multi-Color Corporation (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of New Era Packaging Ltd., Multi Labels Ltd., and Multiprint Labels Ltd., wholly-owned subsidiaries, whose financial statements collectively reflect total assets and revenues constituting 6.6% and 1.6% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2015. As indicated in Management’s Report, these companies were acquired during the year ended March 31, 2015. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of New Era Packaging Ltd., Multi Labels Ltd., and Multiprint Labels Ltd.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

•	The Information Technology General Controls (“ITGC”) intended to restrict access to data and applications were not adequate, resulting in inappropriate access and improper segregation of duties at both the Information Technology and end user levels and across multiple applications. In addition, the Company did not have controls in place to adequately test the completeness and accuracy of system generated data used in the execution of the Company’s controls.

As a result of the pervasiveness of the ITGC weaknesses noted above and the degree to which the activity level controls rely on their effectiveness, the Company did not maintain a control environment that was designed and operating to prevent or detect a material misstatement in the Company’s consolidated financial statements.

•	A comprehensive system of controls has not been fully designed and implemented in certain locations of the Company or are otherwise not operating effectively, including the maintenance of sufficient documentary evidence of the operating effectiveness of controls to demonstrate that the controls as designed would prevent or detect a material misstatement in the Company’s consolidated financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2015. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the March 31, 2015 consolidated financial statements, and this report does not affect our report dated June 12, 2015, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

June 12, 2015

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

/s/ KPMG LLP

Cincinnati, Ohio

June 13, 2014

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31

(In thousands, except per share data)

	2015	2014	2013
Net revenues	$810,772	$706,432	$659,815
Cost of revenues	637,498	574,375	533,464

Gross profit	173,274	132,057	126,351
Selling, general and administrative expenses	68,012	57,293	54,115
Facility closure expenses	7,399	1,166	1,531
Goodwill impairment	951	13,475	—

Operating income	96,912	60,123	70,705
Interest expense	26,386	21,776	22,237
Other income, net	(346)	(5,910)	(219)

Income before income taxes	70,872	44,257	48,687
Income tax expense	25,156	16,033	18,387

Net income	$45,716	$28,224	$30,300

Weighted average shares and equivalents outstanding:
Basic	16,623	16,342	16,145
Diluted	16,877	16,599	16,332

Basic earnings per common share	$2.75	$1.73	$1.88
Diluted earnings per common share	$2.71	$1.70	$1.86
Dividends per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended March 31

(In thousands)

	2015	2014	2013
Net income	$45,716	$28,224	$30,300
Other comprehensive income (loss):
Unrealized foreign currency translation loss (1)	(56,200)	(6,753)	(6,589)
Unrealized gain (loss) on interest rate swaps, net of tax (2)	563	877	(724)
Additional minimum pension liability, net of tax (3)	(169)	226	(14)

Total other comprehensive loss	(55,806)	(5,650)	(7,327)

Comprehensive (loss) income	$(10,090)	$22,574	$22,973

(1)	Amount is not net of tax as the earnings are reinvested within foreign jurisdictions. The amount for the year ended March 31, 2015 includes a tax impact of $1,002 related to the settlement of foreign currency denominated loans. The amount for the year ended March 31, 2013 includes a tax impact of $284 related to the settlement of a Euro denominated loan.

(2)	Amounts are net of tax of $(353), $(555) and $454 for the years ended March 31, 2015, 2014 and 2013, respectively.

(3)	Amounts are net of tax of $106, $(142) and $9 for the years ended March 31, 2015, 2014 and 2013, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of March 31

(In thousands, except per share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$18,049	$10,020
Accounts receivable, net	111,092	118,906
Other receivables	5,396	6,737
Inventories, net	56,067	56,296
Deferred income tax assets	8,955	11,144
Prepaid expenses and other current assets	8,413	10,321

Total current assets	207,972	213,424
Assets held for sale	2,963	60
Property, plant and equipment, net	190,078	194,589
Goodwill	368,221	391,690
Intangible assets, net	145,023	155,943
Deferred financing fees and other non-current assets	12,100	7,619
Deferred income tax assets	1,014	1,141

Total assets	$927,371	$964,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$2,947	$42,648
Accounts payable	62,228	69,405
Accrued expenses and other liabilities	42,846	44,378

Total current liabilities	108,021	156,431
Long-term debt	455,583	435,554
Deferred income tax liabilities	59,677	56,561
Other liabilities	14,617	18,173

Total liabilities	637,898	666,719
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized,
16,906 and 16,571 shares issued at March 31, 2015 and 2014, respectively	1,027	994
Paid-in capital	142,383	132,344
Treasury stock, 267 and 161 shares at cost at March 31, 2015 and 2014, respectively	(8,768)	(3,760)
Restricted stock	(660)	(717)
Retained earnings	214,463	172,052
Accumulated other comprehensive loss	(58,972)	(3,166)

Total stockholders' equity	289,473	297,747

Total liabilities and stockholders' equity	$927,371	$964,466

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Number of Shares Issued	Amount	Paid-In Capital	Treasury Stock	Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
March 31, 2012	16,208	$958	$123,244	$(655)	$(375)	$120,037	$9,811	$253,020
Net income						30,300		30,300
Other comprehensive loss							(7,327)	(7,327)
Issuance of common stock	127	11	1,261					1,272
Excess tax benefit from stock based compensation			200					200
Restricted stock grant		2	518		(520)			—
Share-based compensation			951		304			1,255
Shares acquired under employee plans				(459)				(459)
Common stock dividends						(3,237)		(3,237)

March 31, 2013	16,335	$971	$126,174	$(1,114)	$(591)	$147,100	$2,484	$275,024
Net income						28,224		28,224
Other comprehensive loss							(5,650)	(5,650)
Issuance of common stock	220	21	3,901					3,922
Excess tax benefit from stock based compensation			648					648
Restricted stock grant	16	2	518		(520)			—
Share-based compensation			1,103		394			1,497
Shares acquired under employee plans				(846)				(846)
Treasury stock purchase in settlement of claim				(1,800)				(1,800)
Common stock dividends						(3,272)		(3,272)

March 31, 2014	16,571	$994	$132,344	$(3,760)	$(717)	$172,052	$(3,166)	$297,747
Net income						45,716		45,716
Other comprehensive loss							(55,806)	(55,806)
Issuance of common stock	324	32	5,483					5,515
Excess tax benefit from stock based compensation			2,644					2,644
Restricted stock grant	11	1	454		(455)			—
Share-based compensation			1,458		512			1,970
Shares acquired under employee plans				(5,008)				(5,008)
Common stock dividends						(3,305)		(3,305)

March 31, 2015	16,906	$1,027	$142,383	$(8,768)	$(660)	$214,463	$(58,972)	$289,473

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31

(In thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,716	$28,224	$30,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,828	27,995	26,851
Amortization of intangible assets	11,541	9,823	9,493
Amortization of deferred financing costs	2,200	2,057	1,979
Loss on write-off of deferred financing fees	2,001	—	—
Impairment loss on fixed assets	777	—	—
Facility closure expenses related to impairment loss on fixed assets	5,208	—	—
Goodwill impairment	951	13,475	—
Gain on benefit plans related to facility closures	(726)	—	—
Net loss on disposal of property, plant and equipment	199	539	402
Net loss on interest rate swaps	351	—	—
Stock based compensation expense	1,970	1,497	1,255
Excess tax benefit from stock based compensation	(2,644)	(648)	(200)
Deferred income taxes, net	6,944	6,482	7,634
Gain on settlement of claim	—	(3,800)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,953	4,825	(812)
Inventories	(1,048)	34	(2,458)
Prepaid expenses and other assets	1,811	(186)	104
Accounts payable	(4,095)	(6,088)	(3,891)
Accrued expenses and other liabilities	4,038	(3,612)	(944)

Net cash provided by operating activities	106,975	80,617	69,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,153)	(30,365)	(28,638)
Investment in acquisitions, net of cash acquired	(31,240)	(133,499)	(15,979)
Short-term refunds on equipment	—	5,568	—
Proceeds from sale of Kansas City facility	—	—	625
Proceeds from sale of property, plant and equipment	471	4,921	1,343

Net cash used in investing activities	(59,922)	(153,375)	(42,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	323,895	239,342	200,868
Payments under revolving lines of credit	(227,818)	(212,401)	(173,619)
Borrowings of long-term debt	251,896	76,872	1,234
Repayment of long-term debt	(367,868)	(30,589)	(28,200)
Payment of acquisition related contingent consideration and deferred payments	(10,916)	(3,129)	(19,429)
Treasury stock purchase in settlement of claim	—	(1,800)	—
Proceeds from issuance of common stock	2,019	3,177	994
Excess tax benefit from stock based compensation	2,644	648	200
Debt issuance costs	(7,921)	(1,364)	—
Dividends paid	(3,302)	(3,276)	(3,237)

Net cash (used in)/provided by financing activities	(37,371)	67,480	(21,189)

Effect of foreign exchange rate changes on cash	(1,653)	(439)	(152)

Net increase (decrease) in cash and cash equivalents	8,029	(5,717)	5,723
Cash and cash equivalents, beginning of year	10,020	15,737	10,014

Cash and cash equivalents, end of year	$18,049	$10,020	$15,737

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

References to 2015, 2014 and 2013 are for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. The consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year classifications.

As of March 31, 2015, the Company’s operations were conducted through the Consumer Product Goods and Wine & Spirit operating segments, which are aggregated into one reportable segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” The metrics used by management to assess the performance of the Company’s operating segments include revenue trends, gross profit margin and operating margin. The Company’s operating segments have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) primarily consist of sales and marketing costs, corporate and divisional administrative and other costs and depreciation and amortization expense related to non-manufacturing assets. Advertising costs are charged to expense as incurred and were minimal in 2015, 2014 and 2013.

Research and Development Costs

Research and development costs are charged to expense as incurred and were $4,619, $4,751 and $3,763 in 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents

The Company records all highly liquid short-term investments with maturities of three months or less as cash equivalents. At March 31, 2015 and 2014, the Company had cash in foreign bank accounts of $15,781 and $6,400, respectively.

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

Supply Chain Financing

During 2015, the Company entered into supply chain financing agreements with two of our customers. The receivables for both the agreements are sold without recourse to the customers’ banks and are accounted for as sales of accounts receivable. Gains and losses on the sale of these receivables are included in selling, general and administrative expenses in the consolidated statements of income, and losses of $67 were recorded during 2015.

Inventories

Inventories are valued at the lower of cost or market value and substantially all are maintained using the FIFO (first-in, first-out) or specific identification method. Excess and obsolete inventory allowances are generally established based on inventory age.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value and recognizing the resulting gains or losses as adjustments to the consolidated statements of income or accumulated other comprehensive income (loss). The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company manages interest costs using a mixture of fixed rate and variable rate debt. Additionally, the Company enters into interest rate swaps (Swaps) whereby it agrees to exchange with a counterparty, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

Upon inception, the Swaps were designated as a cash flow hedge, and the Company adjusted the carrying value of these derivatives to their estimated fair value and recorded the adjustment in accumulated other comprehensive income (loss). In conjunction with entering into the Credit Agreement on November 21, 2014, the Company de-designated the Swaps as a cash flow hedge. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps are immediately recognized in interest expense.

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

The Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 at March 31, 2015 to convert variable interest rates on a portion of outstanding debt to fixed interest rates. Upon inception, the Swaps were designated as a cash flow hedge, and the Company adjusted the carrying value of these derivatives to their estimated fair value and recorded the adjustment in accumulated other comprehensive income (loss). In conjunction with entering into the Credit Agreement on November 21, 2014, the Company de-designated the Swaps as a cash flow hedge. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps are immediately recognized in interest expense.

The Company enters into forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments to purchase presses and other equipment. The forward contracts are designated as fair value hedges. The Company adjusts the carrying value of the derivative to the estimated fair value and records the adjustment in other income and expense in the consolidated statements of income.

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

Foreign Exchange

The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive income (loss) as a component of stockholders’ equity and were a loss of $56,200 and $6,753 during fiscal 2015 and 2014, respectively. Transaction gains and losses are reported in other income and expense in the consolidated statements of income.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides revised guidance for revenue recognition. The standard’s core principle is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance provides five steps that should be applied to achieve that core principle. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which for the Company is the fiscal year beginning April 1, 2017. In April 2015, the FASB proposed a one-year deferral of the effective date, which is currently going through the comment period process. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the consolidated financial statements.

(3) ACQUISITIONS

DI-NA-CAL Summary

On February 1, 2014, the Company acquired the assets of the DI-NA-CAL label business, based near Cincinnati, Ohio, from Graphic Packaging International, Inc., which was accounted for as a business combination. DI-NA-CAL operates manufacturing facilities near Cincinnati, Ohio and Greensboro, North Carolina and provides decorative label solutions primarily in the heat transfer label markets for home & personal care and food & beverage through long-standing relationships with blue chip national and multi-national customers. The acquisition extended Multi-Color’s position in the heat transfer label market and allows us to support a number of new customers with a broader range of label technologies. The results of DI-NA-CAL’s operations were included in the Company’s consolidated financial statements beginning on February 1, 2014.

The purchase price for DI-NA-CAL consisted of cash of $80,667, which was funded through borrowings under our credit facilities (see Note 8). Upon closing, $8,067 of the purchase price was deposited into an escrow account and is to be released to the seller on the 18 month anniversary of the closing date in accordance with the provisions of the escrow agreement. The escrow amount is to fund certain potential obligations of the seller with respect to the transaction. The Company spent $452 in acquisition expenses related to the DI-NA-CAL acquisition. These expenses were recorded in selling, general and administrative expenses in the consolidated statements of income, $147 in fiscal 2015 and $305 in fiscal 2014.

In conjunction with the acquisition of DI-NA-CAL, the Company recorded an indemnification asset of $427, which represented the seller’s obligation to indemnify Multi-Color relating to pre-acquisition customer quality claims. As discussed above, an escrow fund exists for indemnification obligations, subject to certain minimum thresholds and deductibles. The seller paid the Company for the indemnification asset during fiscal 2015.

John Watson & Company Limited (Watson) Summary

On October 1, 2013, the Company acquired 100% of Watson based in Glasgow, Scotland. Watson is the leading glue-applied spirit label producer in the U.K. The business is ideally located for its key customers and is complementary to MCC’s existing business in Glasgow (formerly Labelgraphics), the leading pressure sensitive wine & spirit label producer in the same region. The results of Watson’s operations were included in the Company’s consolidated financial statements beginning on October 1, 2013.

The purchase price for Watson consisted of the following:

Cash from proceeds of borrowings	$13,136
Contingent consideration	8,498

Purchase price, before cash acquired	21,634
Net cash acquired	(143)

Total purchase price	$21,491

The cash portion of the purchase price was funded through borrowings under our credit facilities (see Note 8). The purchase price included a future performance based earnout of $8,498, estimated as of the acquisition date. The amount of the earnout was based on a comparison between EBITDA for the acquired business for fiscal 2013 and fiscal 2014 less certain adjustments and any claims to fund certain potential indemnification obligations of the seller with respect to the transaction. An additional $1,063 related to the earnout due to the sellers was accrued in the fourth quarter of fiscal 2014 based on better than estimated fiscal 2014 performance by the acquired company compared to estimates made at the time of the acquisition, which was recorded in other expense in the consolidated statements of income. In June 2014, the amount of the earnout was finalized and an additional $343 was accrued, which was recorded in other expense in the consolidated statements of income. The earnout was paid in July 2014. The Company spent $284 in acquisition expenses related to the Watson acquisition. These expenses were recorded in selling, general and administrative expenses in the consolidated statements of income in fiscal 2014.

Flexo Print S.A. De C.V. (Flexo Print) Summary

On August 1, 2013, the Company acquired 100% of Flexo Print based in Guadalajara, Mexico. Flexo Print is a leading producer of home & personal care, food & beverage, wine & spirit and pharmaceutical labels in Latin America. The acquisition provided Multi-Color with significant growth opportunities in Mexico through our many common customers, technologies and suppliers. The results of Flexo Print’s operations were included in the Company’s consolidated financial statements beginning on August 1, 2013.

The purchase price for Flexo Print consisted of the following:

Cash from proceeds of borrowings	$29,134
Deferred payment	2,713

Purchase price, before debt assumed	31,847
Net debt assumed	2,324

Total purchase price	$34,171

The cash portion of the purchase price was funded through borrowings under our credit facilities (see Note 8). Assumed net debt includes $2,884 of bank debt less $560 of cash acquired. Upon closing, $3,058 of the purchase price was deposited into an escrow account, and an additional $1,956 of the purchase price was retained by MCC and is deferred until the third anniversary of the closing date, at which time it should be deposited into the escrow account. These combined escrow amounts are to be released to the seller on the fifth anniversary of the closing date in accordance with the purchase agreement. An additional $757 of the purchase price was retained by MCC at closing and is to be paid to the seller on the third anniversary of the closing date in accordance with the purchase agreement. The combined escrow and retention amounts are to fund certain potential indemnification obligations of the seller with respect to the transaction. The Company spent $359 in acquisition expenses related to the Flexo Print acquisition. These expenses were recorded in selling, general and administrative expenses in the consolidated statements of income, $2 in fiscal 2015 and $357 in fiscal 2014.

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

Purchase Price Allocation and Other Items

The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for DI-NA-CAL was finalized during the fourth quarter of 2015 once independent fair value appraisals of assets and liabilities and valuation of tax liabilities were finalized. The determination of the final purchase price and its allocation to specific assets acquired and liabilities assumed for Watson and Flexo Print was finalized during the second quarter of 2015 as the independent fair value appraisals of assets and liabilities and valuation of tax liabilities were finalized.

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

The goodwill for DI-NA-CAL is attributable to opportunities to expand business to new blue chip national and multi-national customers through multiple label technology offerings and the acquired workforce. The goodwill for Flexo Print is attributable to access to the Mexican label market and the acquired workforce. The goodwill for Watson is attributable to access to the UK spirit label market and the acquired workforce. Goodwill arising from the Watson and Flexo Print acquisitions is not deductible for income tax purposes. Goodwill arising from the DI-NA-CAL acquisition is deductible for income tax purposes. Below is a roll forward of the acquisition goodwill from acquisition date to March 31, 2015:

	DI-NA-CAL	Watson	Flexo Print
Balance at acquisition date	$27,602	$10,318	$16,063
Foreign exchange impact	—	(878)	(2,674)

Balance at March 31, 2015	$27,602	$9,440	$13,389

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

Other Acquisition Activity

Effective February 2, 2015, the Company acquired 100% of New Era Packaging (New Era) for $16,366 less net cash received of $1,741. New Era is based near Dublin, Ireland and specializes in labels for the healthcare, pharmaceutical and food industries. Effective January 5, 2015, the Company acquired 100% of Multi Labels Ltd. (Multi Labels) for $15,670 plus net debt assumed of $3,733. Multi Labels is based in Daventry, near London, England, and specializes in premium alcoholic beverage labels for spirits and imported wine. On July 1, 2014, the Company acquired 100% of Multiprint Labels Limited (Multiprint) based in Dublin, Ireland for $1,662 plus net debt assumed of $2,371. The purchase price includes $273 that is deferred for one year after the closing date. Multiprint specializes in pressure sensitive labels for the wine & spirit and beverage markets in Ireland and the UK. The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for the three fiscal 2015 acquisitions. The purchase price allocations may change in future periods as the fair value estimates of assets and liabilities (including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles and debt) and the valuation of the related tax assets and liabilities are completed. The combined net revenues and net loss included in the consolidated statement of income for the year ended March 31, 2015 for New Era, Multi Labels and Multiprint were $12,628 and $(295), respectively. The results of operations of these acquired businesses have been included in the consolidated financial statements since the date of acquisition and have been determined to be individually and collectively immaterial for further disclosure.

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

On April 2, 2012, the Company acquired 100% of Labelgraphics (Holdings) Ltd. (Labelgraphics), a wine & spirit label specialist located in Glasgow, Scotland, for $24,634 plus net debt assumed of $712. The purchase price included a future performance based earnout of $3,461, estimated as of the acquisition date. The amount of the earnout was based on a comparison between EBITDA for the acquired business for fiscal 2012 and the average for fiscal 2013 and fiscal 2014 less certain adjustments and any claims to fund certain potential indemnification obligations of the seller with respect to the transaction. The accrual related to the earnout due to sellers was decreased to $500 in the fourth quarter of fiscal 2014 based upon the actual results of the acquired company for fiscal 2013 and 2014 compared to the estimates made at the time of acquisition and was paid in July 2014. The Company spent $394 in acquisition expenses related to the Labelgraphics acquisition. These expenses were recorded in selling, general and administrative expenses in the consolidated statements of income, $7 in the first quarter of 2014 and $387 in fiscal 2013.

On October 3, 2011, the Company acquired York Label Group (York), including its joint venture in Santiago, Chile, for $329,204 plus net debt assumed of $9,870. York, which was headquartered in Omaha, Nebraska, is a leader in the home & personal care, food & beverage and wine & spirit label markets with manufacturing facilities in the U.S., Canada and Chile.

Of the York purchase price, $21,309 was to be paid on April 1, 2012 and of this amount, $2,500 was required to be deposited into an escrow account to satisfy DLJ South American Partners, L.P. (“DLJ”)‘s indemnification obligations with respect to the transaction. On April 1, 2012, the Company paid DLJ $11,880 and deposited $2,500 into escrow in accordance with the Purchase Agreement. The balance due DLJ of $6,929 was subject to dispute and was placed into a separate escrow account controlled by the Company. During December 2013, an agreement in principle was reached to settle the dispute. Pursuant to the Settlement Agreement entered into on January 23, 2014, the accrual was reduced to $3,129 and a gain of $3,800 was recorded to other income in the third quarter of fiscal 2014. In the fourth quarter of fiscal 2014, in accordance with the Settlement Agreement, $1,800 in escrow shares were released to the Company and additional payments were paid and received by the parties. The Settlement Agreement reflects a compromise regarding disputed claims and is not to be construed as an admission of liability or fault by any of the parties.

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

	2015	2014	2013
Balance at beginning of year	$2,028	$1,652	$1,070
Provision	330	807	827
Accounts written-off	(75)	(407)	(227)
Foreign exchange	(182)	(24)	(18)

Total	$2,101	$2,028	$1,652

(5) INVENTORIES

The Company’s inventories as of March 31 consisted of the following:

	2015	2014
Finished goods	$31,797	$30,276
Work-in-process	8,238	7,539
Raw materials	21,910	21,503

Total inventories, gross	61,945	59,318
Inventory reserves	(5,878)	(3,022)

Total inventories, net	$56,067	$56,296

(6) PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment as of March 31 consisted of the following:

	2015	2014
Land	$2,036	$2,495
Buildings	38,226	37,300
Machinery and equipment	256,658	257,287
Furniture, fixtures, computer equipment and software	21,025	20,741
Construction in progress	11,370	6,959

Property, plant and equipment, gross	329,315	324,782
Accumulated depreciation	(139,237)	(130,193)

Property, plant and equipment, net	$190,078	$194,589

Total depreciation expense for 2015, 2014 and 2013 was $29,828, $27,995 and $26,851, respectively. During 2015, the Company incurred $3,664 in capital expenditures that were not yet paid as of March 31, 2015.

On September 16, 2014, the Company decided to close our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin, subject to satisfactory completion of the customer qualification process. The closures were subsequently communicated to employees on November 4, 2014. As a result of the decision to close the facilities, the Company determined that it was more likely than not that certain fixed assets at the Norway, Michigan and Watertown, Wisconsin manufacturing facilities will be sold or otherwise disposed of significantly before the end of their estimated useful lives. During fiscal 2015, a non-cash impairment charge of $5,208 related to these assets was recorded in facility closure expenses in the consolidated statements of income, primarily to write off certain machinery and equipment that was not transferred to other locations and was abandoned. Also included in the charge is impairment related to the land and building in Norway, Michigan. These carrying amounts were adjusted to their estimated fair value, less costs to sell, which were determined based on a market valuation from an independent third party. The land and building in Watertown, Wisconsin were not impaired. The land and buildings at the Norway and Watertown facilities of $2,563 were classified as held for sale as of March 31, 2015. See Note 21 for further information on these facility closures.

During fiscal 2015, the Company also determined that it was more likely than not that certain fixed assets at the manufacturing facilities located in Chile and Argentina will be sold or otherwise disposed of significantly before the end of their estimated useful lives. A non-cash impairment charge of $621 related to these assets was recorded in selling, general and administrative expenses in the consolidated statements of income, primarily to write-down certain machinery and equipment to their estimated fair values. These fixed assets of $374 were classified as held for sale as of March 31, 2015. In addition, the carrying amounts of certain machinery and equipment that was abandoned were written off.

In addition, the Company performed impairment testing on long-lived assets at certain manufacturing locations during fiscal 2015 and 2014 due to the existence of other impairment indicators. The undiscounted cash flows associated with the long-lived assets were greater than their carrying values, and therefore, no additional impairment was present in either year. No long-lived asset impairment indicators existed in 2013.

(7) GOODWILL AND INTANGIBLE ASSETS

The changes in the Company’s goodwill consisted of the following:

	Gross Goodwill	Accumulated Impairment	Net Carrying Value
Balance at March 31, 2013	$347,671	$—	$347,671
Acquisitions	62,092	—	62,092
Impairment charge	—	(13,475)	(13,475)
Currency translation	(4,598)	—	(4,598)

Balance at March 31, 2014	$405,165	$(13,475)	$391,690
Acquisitions	11,582	—	11,582
Adjustments to prior year acquisitions	(626)	—	(626)
Impairment charge	—	(951)	(951)
Currency translation	(33,474)	—	(33,474)

Balance at March 31, 2015	$382,647	$(14,426)	$368,221

In conjunction with our annual goodwill impairment test as of February 28, 2015, the Company performed a quantitative assessment for all of our reporting units. The first step of the impairment test compares the fair value of each reporting unit to its carrying value. We estimated the fair value of each reporting unit using a combination of: (i) a market approach based on multiples of revenue and EBITDA from recent comparable transactions and other market data; and (ii) an income approach based on expected future cash flows discounted at 8-14% in 2015. The discount rate reflects the risk associated with each respective reporting unit, including the industry and geographies in which they operate. The market approach and the income approach were weighted equally based on judgment of the comparability of the recent transactions and the risks inherent in estimating future cash flows. We considered recent economic and industry trends, as well as risk in executing our current plans from the perspective of a hypothetical buyer in estimating expected future cash flows in the income approach.

For all of our reporting units, the first step of the impairment test did not indicate potential impairment as the estimated fair value of the reporting unit exceeded the carrying amount. As a result, the second step of the impairment test was not required.

Significant assumptions used to estimate the fair value of our reporting units include estimates of future cash flows, discount rates and multiples of revenue and EBITDA. These assumptions are typically not considered individually because assumptions used to select one variable should also be considered when selecting other variables; however, sensitivity of the overall fair value assessment to each significant variable is also considered.

In conjunction with our annual impairment test as of February 28, 2014, the Company performed a qualitative assessment for all but two of our reporting units and determined that it was not more likely than not that the fair values of the reporting units were less than the carrying values. Due to lower operating performance as a result of increased competition caused by market conditions and pricing pressures in our Chilean operations, the Company performed the first step of the two-step goodwill impairment test for the Latin America Wine & Spirit (LA W&S) reporting unit. Due to changes in sales forecasts during fiscal 2014, the Company performed the first step of the two-step goodwill impairment test for the Latin America Consumer Product Goods (LA CPG) reporting unit.

For LA CPG, the first step of the impairment test did not indicate potential impairment as the estimated fair value of the reporting unit exceeded the carrying amount. As a result, the second step of the impairment test was not required. For the LA W&S reporting unit, the first step of the impairment test indicated potential impairment, which was measured in the second step.

The second step measures the implied value of goodwill by subtracting the fair value of the LA W&S reporting unit’s assets and liabilities, including intangible assets, from the fair value of LA W&S as estimated in step 1. The goodwill impairment charge was measured as the difference between the implied fair value of goodwill and the estimated carrying value. An estimated impairment charge of $13,475 was recorded during the fourth quarter of fiscal 2014 and resulted in a reduction in goodwill, leaving a balance of $6,698 in goodwill related to LA W&S as of March 31, 2014. The step 2 analysis was finalized during the second quarter of fiscal 2015, and an additional non-cash impairment of $951 was recognized. This additional impairment was primarily due to a change in the fair value of the fixed assets and lease intangibles based on the final market valuation.

Based on operating results for the LA CPG and LA W&S reporting units during fiscal 2015, a quantitative goodwill impairment assessment was performed as of September 30, 2014 for those two reporting units. No impairment was indicated. No events or changes in circumstances occurred in 2014 that required goodwill impairment testing in between annual tests. The 2013 tests did not indicate goodwill impairment.

During 2015, goodwill decreased by $626 due to purchase accounting adjustments related to prior year acquisitions. This decrease is primarily due to the updated valuation of property, plant and equipment and intangible assets acquired in the DI-NA-CAL acquisition and adjustments to the valuation of accounts receivable and the related deferred tax assets acquired in the Flexo Print acquisition, partially offset by an increase due to the finalization of the valuation of the unfavorable lease liability and deferred tax liabilities related to the intangible assets acquired in the Watson acquisition. See Note 3 to our consolidated financial statements for further information regarding acquisitions.

The Company’s intangible assets as of March 31 consisted of the following:

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$179,206	$(37,675)	$141,531	$181,408	$(30,069)	$151,339
Technologies	1,325	(1,325)	—	1,561	(1,360)	201
Trademarks	849	(849)	—	1,019	(1,019)	—
Licensing intangible	1,972	(1,873)	99	2,474	(1,842)	632
Non-compete agreements	4,197	(900)	3,297	4,072	(301)	3,771
Lease intangible	129	(33)	96	—	—	—

Total	$187,678	$(42,655)	$145,023	$190,534	$(34,591)	$155,943

The intangible assets were established in connection with completed acquisitions. They are amortized, using the straight-line method, over their estimated useful lives based on a number of assumptions including customer attrition rates, percentage of revenue attributable to technologies, royalty rates and projected future revenue growth. The weighted-average amortization period for the intangible assets acquired in fiscal 2015 is 14 years. The weighted-average amortization period for the intangible assets acquired in fiscal 2014 is 19 years. Total amortization expense of intangible assets for 2015, 2014 and 2013 was $11,541, $9,823 and $9,493, respectively.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	7 to 21 years
Technologies	7 to 8 years
Trademarks	1 to 2 years
Licensing intangible	5 years
Non-compete agreements	2 to 7 years
Lease intangible	3 years

The annual estimated amortization expense for future years is as follows:

Fiscal 2016	$11,140
Fiscal 2017	11,019
Fiscal 2018	10,834
Fiscal 2019	10,709
Fiscal 2020	10,644
Thereafter	90,677

Total	$145,023

The Company performed impairment testing on long-lived assets, including intangibles, at certain manufacturing locations during fiscal 2015 and 2014 due to the existence of impairment indicators. The undiscounted future cash flows associated with the long-lived assets were greater than their carrying values, and therefore, no impairment was present in either year related to intangible assets. No intangible asset impairment indicators existed in 2013.

(8) DEBT

The components of the Company’s debt as of March 31 consisted of the following:

	2015	2014
6.125% Senior Notes, due in 2022	$250,000	$—
U.S. Revolving Credit Facility (1)	182,300	84,200
Term Loan Facility	—	361,875
Australian Revolving Sub-Facility (1)	20,691	28,536
Capital leases	3,315	2,205
Other subsidiary debt	2,224	1,386

Total debt	458,530	478,202
Less current portion of debt	(2,947)	(42,648)

Total long-term debt	$455,583	$435,554

(1)	Borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility are due in fiscal 2020 as of March 31, 2015.

The following is a schedule of future annual principal payments as of March 31, 2015:

	Debt	Capital Leases	Total
Fiscal 2016	$1,592	$1,355	$2,947
Fiscal 2017	150	852	1,002
Fiscal 2018	154	394	548
Fiscal 2019	158	408	566
Fiscal 2020	203,118	306	203,424
Thereafter	250,043	—	250,043

Total	$455,215	$3,315	$458,530

On November 21, 2014, the Company issued $250,000 aggregate principal amount of 6.125% Senior Notes due 2022 (the “Notes”). The Notes are unsecured senior obligations of the Company. Interest is payable on June 1st and December 1st of each year beginning June 1, 2015 until the maturity date of December 1, 2022. The Company’s obligations under the Notes are guaranteed by certain of the Company’s existing direct and indirect wholly owned domestic subsidiaries that are guarantors under the Credit Agreement (defined below). In connection with the issuance of the Notes, the Company incurred debt issuance costs of $5,413 during 2015, which are being deferred and amortized over the eight year term of the Notes.

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

Upon issuance of the Notes, the Company was required to repay in full the Term Loan Facility under the terms of its prior credit agreement. On November 21, 2014, the Company repaid the outstanding balance of $341,625 on the Term Loan Facility using the net proceeds from the Notes and borrowings on the U.S. Revolving Credit Facility. The repayment of the Term Loan Facility was treated primarily as an extinguishment of debt. As a result, $2,001 in unamortized deferred financing fees were recorded to interest expense during 2015 as a loss on the extinguishment of debt. The remaining unamortized fees of $2,275 and new debt issuance costs of $2,526, which were incurred during 2015 in conjunction with the Credit Agreement, were deferred and will be amortized over the five year term of the Credit Agreement.

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.02% and 3.93% at March 31, 2015 and 2014, respectively, and on borrowings under the Australian Revolving Sub-Facility was 4.01% and 6.20% at March 31, 2015 and 2014, respectively. The weighted average interest rate on the Term Loan Facility was 3.73% at March 31, 2014.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of March 31, 2015, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

In the fourth quarter of fiscal 2014, the Company incurred $1,364 in debt issuance costs related to the debt modification that occurred as a result of the seventh amendment to the prior credit agreement. We analyzed the new loan costs and the existing unamortized loan costs related to the prior agreement allocated to the amended revolving line of credit and term loan separately to determine the amount of costs to be capitalized and the amount to be expensed. As a result of the analysis, the Company recorded $99 to selling, general and administrative expenses in fiscal 2014 to expense certain third-party fees related to the modification of the term loan. The remaining new and unamortized deferred loan costs were deferred and being amortized over the term of the modified agreement.

The Company recorded $2,200, $2,057 and $1,979 in interest expense in 2015, 2014 and 2013, respectively, in the consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at March 31, 2015 consisted of $277,163 under the U.S. Revolving Credit Facility and $19,309 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at March 31, 2015 in the amount of $6,556.

Capital Leases

The present value of the net minimum payments on the capitalized leases as of March 31 is as follows:

	2015	2014
Total minimum lease payments	$3,545	$2,261
Less amount representing interest	(230)	(56)

Present value of net minimum lease payments	3,315	2,205
Current portion	(1,355)	(1,728)

Capitalized lease obligations, less current portion	$1,960	$477

Included in the consolidated balance sheet as of March 31, 2015 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $9,307 and $3,004, respectively. Included in the consolidated balance sheet as of March 31, 2014 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $8,677 and $4,096, respectively. The capitalized leases carry interest rates from 2.70% to 17.61% and mature from fiscal 2016 to fiscal 2020.

(9) FINANCIAL INSTRUMENTS

Interest Rate Swaps

The Company uses interest rate swap agreements (Swaps) to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties.

As of March 31, 2015, the Company has three forward starting non-amortizing Swaps with a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Agreement, which was 1.75% as of March 31, 2015.

Upon inception, the Swaps were designated as a cash flow hedge, with the effective portion of gains and losses, net of tax, measured on an ongoing basis, recorded in accumulated other comprehensive income (loss). If the hedge or a portion thereof were determined to be ineffective, any gains and losses would be recorded in interest expense in the consolidated statements of income.

In conjunction with entering into the Credit Agreement on November 21, 2014 (see Note 8), the Company de-designated the Swaps as a cash flow hedge. The cumulative loss on the Swaps recorded in accumulated other comprehensive income (AOCI) at the time of de-designation are being reclassified into interest expense in the same periods during which the originally hedged transactions affect earnings, as these transactions are still probable of occurring. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps are immediately recognized in interest expense.

The gains (losses) on the interest rate swaps recognized were as follows:

	2015	2014
Interest rate swaps designated as hedging instruments:
Gain recognized in OCI (effective portion)	$522	$1,432
Interest rate swaps not designated as hedging instruments:
Loss reclassified from AOCI into earnings	$(394)	$—
Gain recognized in earnings	43	—

During the next 12 months, $788 of losses included in the March 31, 2015 AOCI balance are expected to be reclassified into interest expense. See Note 20 for additional information on the fair value of the Swaps.

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

The Company periodically enters into foreign currency forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments. As of March 31, 2015, the Company had one open contract to fix the purchase price in U.S. dollars of a Euro denominated firm commitment for the purchase of a press and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the consolidated statements of income in the same period during which the related hedged items affect the consolidated statements of income. See Note 20 for additional information on the fair value of the contracts.

The amount of gain (loss) on the foreign currency forward contracts recognized in the consolidated statements of income was as follows:

	2015	2014
Gain (loss) on foreign currency forward contracts	$(470)	$52
Gain (loss) on related hedged items	470	(67)

In fiscal 2014, the Company had entered into a foreign currency forward contract to fix the U.S. dollar value of certain intercompany loan payments. The contract matured on April 1, 2014. This contract was not designated as a hedging instrument; therefore, changes in the fair value of the contract were immediately recognized in other income and expense in the consolidated statements of income and were not material to the consolidated results of operations during the year ended March 31, 2014.

(10) ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s accrued expenses and other liabilities as of March 31 consisted of the following:

	2015	2014
Accrued payroll and benefits	$20,953	$17,531
Accrued income taxes	1,756	2,366
Professional fees	553	391
Accrued taxes other than income taxes	1,589	1,210
Deferred lease incentive	498	453
Accrued interest	5,554	115
Accrued severance	43	1,123
Customer rebates	2,352	1,818
Deferred press payments	3,190	650
Exit and disposal costs related to facility closures (1)	751	744
Deferred payments (2)	1,071	—
Contingent consideration	—	10,307
Other	4,536	7,670

Total accrued expenses and other liabilities	$42,846	$44,378

(1)	The balance at March 31, 2015 consisted of a liability related to severance and other termination benefits and other associated costs for the Company’s facilities in Norway, Michigan and Watertown, Wisconsin. The balance at March 31, 2014 consisted of a liability related to severance and other termination benefits and relocation and other costs for the Company’s facility in El Dorado Hills, California. See Note 21.

(2)	The balance at March 31, 2015 consisted of $859 related to the acquisition of Monroe Etiquette on October 1, 2010, which is deferred for five years after the closing date, and $212 related to the acquisition of Multiprint Labels Limited on July 1, 2014, which is deferred for one year after the closing date.

(11) EMPLOYEE BENEFIT PLANS

The Company maintains a 401K retirement savings plan (Plan) for U.S. employees who meet certain service requirements. The Plan provides for voluntary contributions by eligible U.S. employees up to a specified maximum percentage of gross pay. At the discretion of the Company’s Board of Directors, the Company may contribute a specified matching percentage of the employee contributions. The Company also makes contributions to various retirement savings plans for Australian employees as required by law equal to 9% of gross pay and to other voluntary and involuntary defined contribution plans in China, Canada, England, Ireland, Italy, Mexico, Scotland, South Africa and Switzerland. Company contributions to these retirement savings plans were $4,437, $3,758 and $3,290 in 2015, 2014 and 2013, respectively.

The Company has a single employer defined benefit pension plan (Pension Plan) which covers eligible union employees at its former Norway, Michigan plant who were hired prior to July 14, 1998. The Pension Plan provides benefits based on a flat payment formula and years of credited service at a normal retirement age of 65. The benefits are actuarially reduced for early retirement. An active participant may annually elect to irrevocably freeze their benefits to participate in the Company 401K retirement savings plan. Due to the closure of the Norway facility (see Note 21), the Company recorded curtailment and settlement expense of $18 and $83, respectively, during fiscal 2015 related to the Pension Plan.

The Company also had a post retirement health and welfare plan (Health Plan) that upon retirement provided health benefits to certain Norway plant employees hired on or before July 31, 1998. The Health Plan allows participants to retire as early as age 62 and remain in the active medical plan until reaching Medicare eligibility at age 65. The Health Plan had no assets and the Company paid benefits as incurred. Due to the closure of the Norway facility (see Note 21), the Company recorded a curtailment gain of $827 related to Health Plan, and there is no benefit obligation as of March 31, 2015.

The Company used a March 31 measurement date (the fiscal year end) for the Pension Plan and Health Plan in 2015, 2014 and 2013. The following table summarizes the components of net periodic benefit cost and changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the plans:

	Pension Plan			Health Plan
	2015	2014	2013	2015	2014	2013
Net periodic benefit cost components
Service cost	$23	$30	$26	$27	$26	$25
Interest cost	79	85	83	23	20	22
Expected (return) or loss on plan assets	(98)	(93)	(81)	—	—	—
Amortization of net actuarial (gain) or loss	53	67	62	(9)	(8)	(6)
Loss/(gain) recognized due to settlements or curtailments	101	—	—	(827)	—	—

Net periodic benefit cost	$158	$89	$90	$(786)	$38	$41

Changes recognized in other comprehensive income (loss)
Net loss/(gain)	$295	$(287)	$87	$(64)	$(22)	$(8)
Amortization of net actuarial gain/(loss)	(53)	(67)	(62)	9	8	6
Settlement and curtailments	(108)	—	—	196	—	—

Total recognized in other comprehensive income (loss)	$134	$(354)	$25	$141	$(14)	$(2)

Reconciliation of the plans’ benefit obligations, plan assets and funded status and weighted average assumptions used to determine net periodic benefit cost and projected benefit obligation as of March 31, 2015 and 2014 are as follows:

	Pension Plan		Health Plan
	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$1,754	$2,001	$645	$621
Service cost	23	30	27	26
Interest cost	79	85	23	20
Actuarial loss/(gain)	280	(232)	(64)	(22)
Benefits paid	(234)	(130)	—	—
Curtailment	(7)	—	(631)	—

Benefit obligation at end of year	$1,895	$1,754	$—	$645

Change in plan assets
Fair value of plan assets at beginning of year	$1,383	$1,292	$—	$—
Actual return on plan assets	83	147	—	—
Employer contributions	—	74	—	—
Benefits paid	(234)	(130)	—	—

Fair value of plan assets at end of year	$1,232	$1,383	$—	$—

Funded status	$(663)	$(371)	$—	$(645)

	Pension Plan		Health Plan
	2015	2014	2015	2014
Weighted average assumptions
Discount rate - net periodic cost	4.50%	4.25%	3.50%	3.15%
Discount rate - projected benefit obligation	3.75%	4.50%	2.85%	3.50%
Expected long-term rate of return on plan assets	7.00%	7.00%	—	—

The accumulated benefit obligation for the Pension Plan was $1,895 and $1,754 as of March 31, 2015 and 2014, respectively.

Rate of compensation increases are not applicable as a result of flat benefit formulas. The discount rate and rate of return were selected based upon current market conditions, Company experience and future expectations.

The following amounts were recognized for the plans:

	Pension Plan		Health Plan
	2015	2014	2015	2014
Amounts recognized in the balance sheet
Current assets	$6	$164	$—	$—
Noncurrent liabilities	(669)	(535)	—	(645)

Net amount recognized	$(663)	$(371)	$—	$(645)

Amounts recognized in AOCI
Net loss/(gain)	$669	$516	$—	$(141)
Unrecognized prior service cost	—	19	—	—

Net amount recognized in AOCI	$669	$535	$—	$(141)

The amount expected to be amortized from accumulated other comprehensive income and expected to be included in net periodic pension cost during the next twelve months is $16 of net actuarial loss.

Pension Plan assets consist primarily of listed equity and debt securities. Below are the weighted average asset allocations by category at March 31, 2015 and 2014 and the target allocations for 2016:

Asset category	2015	2014	Target % 2016
Equity securities	78%	64%	65-75%
Debt securities	17%	15%	15-25%
Real estate	0%	0%	0%
Other	5%	21%	5-10%

Total	100%	100%	100%

At March 31, 2015, the fair value of the Company’s Pension Plan assets were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Guaranteed
Stable Fund	$57	$—	$57	$—
Balanced	537	—	537	—
U.S. Common Stock
Equity Growth	97	—	97	—
Value & Income	220	—	220	—
Growth & Income	183	—	183	—
Special Equity	97	—	97	—
International	41	—	41	—

Total	$1,232	$—	$1,232	$—

At March 31, 2014, the fair value of the Company’s Pension Plan assets were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Guaranteed
Stable Fund	$288	$—	$288	$—
Balanced	516	—	516	—
U.S. Common Stock
Equity Growth	91	—	91	—
Value & Income	201	—	201	—
Growth & Income	155	—	155	—
Special Equity	90	—	90	—
International	42	—	42	—

Total	$1,383	$—	$1,383	$—

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

Benefits expected to be paid from the Pension Plan in the future are as follows:

Fiscal 2016	$—
Fiscal 2017	—
Fiscal 2018	1
Fiscal 2019	13
Fiscal 2020	14
Fiscal 2021-Fiscal 2025	347

(12) INCOME TAXES

Earnings before income taxes were as follows:

	2015	2014	2013
U.S.	$57,958	$49,913	$39,203
Foreign	12,914	(5,656)	9,484

Total	$70,872	$44,257	$48,687

The provision (benefit) for income taxes as of March 31 includes the following components:

	2015	2014	2013
Current:
Federal	$10,923	$4,763	$5,077
State and local	1,421	1,322	1,326
Foreign	6,289	3,883	3,969

Total Current	18,633	9,968	10,372

Deferred:
Federal	6,880	7,829	8,222
State and local	1,025	553	740
Foreign	(1,382)	(2,317)	(947)

Total Deferred	6,523	6,065	8,015

Total	$25,156	$16,033	$18,387

The following is a reconciliation between the U.S. statutory federal income tax rate and the effective tax rate:

	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.9%	2.9%	3.1%
Section 199 deduction	(1.2)%	(1.6)%	(0.9)%
International rate differential	(1.2)%	3.9%	0.3%
Unrecognized tax benefits	0.4%	(5.9)%	(0.7)%
Foreign permanent differences	(2.1)%	(1.0)%	(3.6)%
Outside basis difference	—	(4.0)%	—
Non-deductible transaction costs	0.3%	0.3%	(0.1)%
Valuation allowances	0.8%	0.6%	3.9%
Goodwill impairment	0.3%	6.1%	—
Other	0.3%	(0.1)%	0.8%

Effective tax rate	35.5%	36.2%	37.8%

The net deferred tax components as of March 31 consisted of the following:

	2015	2014
Deferred tax liabilities:
Book basis over tax basis of fixed assets	$(24,234)	$(27,687)
Book basis over tax basis of intangible assets	(37,311)	(36,079)
Lease obligations	(813)	(508)
Deferred financing costs	(826)	(254)
Other	(198)	(391)

Total deferred tax liabilities	(63,382)	(64,919)

Deferred tax assets:
Inventory reserves	2,571	1,639
Inventory capitalization	505	454
Allowance for doubtful accounts	361	601
Stock based compensation expense	1,203	1,414
Minimum pension liability	268	417
Loss carry forward amounts	9,580	17,125
Credit carry forward amounts	158	134
Interest rate swaps	431	787
State basis over tax basis of fixed assets	596	610
Non-deductible accruals and other	4,138	3,871
Deferred compensation	169	361

Gross deferred tax asset	19,980	27,413
Valuation allowance	(6,450)	(6,978)

Net deferred tax asset	13,530	20,435

Net deferred tax liability	$(49,852)	$(44,484)

As of March 31, 2015, Multi-Color had tax-effected federal, state, and foreign operating loss carryforwards of $3,185, $1,728 and $5,084, respectively. As of March 31, 2014, Multi-Color had tax-effected federal, state, and foreign operating loss carryforwards of $8,559, $2,327, and $6,239 respectively. The federal operating loss carryforwards will expire in fiscal 2031. The state operating loss carryforwards will expire between fiscal 2016 and fiscal 2031. The foreign operating loss carryforwards include $1,319 with no expiration date; the remainder will expire between fiscal 2017 and fiscal 2033. The federal and state operating loss carryforwards include losses of $3,185 and $1,728, respectively that were acquired in connection with business combinations. Utilization of the acquired federal and state tax loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.

As of March 31, 2015 and 2014, Multi-Color had valuation allowances of $6,450 and $6,978, respectively. As of March 31, 2015 and 2014, $6,338 and $6,698, respectively, of the valuation allowances related to certain deferred tax assets in foreign jurisdictions due to the uncertainty of the realization of future tax benefits from those assets. The Company recorded a $360 decrease in valuation allowances in fiscal 2015 related to deferred tax assets in foreign jurisdictions for which the Company believes an income tax benefit will not be realized.

During the fourth quarter of fiscal year 2014, the IRS released Rev. Proc. 2014-16 and 2014-17, which provided transitional guidance related to the final tangible property regulations issued on September 13, 2013. These regulations are effective for Multi-Color’s fiscal year ending March 31, 2015. Multi-Color has computed the impact of these regulations and confirmed it is immaterial to the consolidated financial statements. Multi-Color will adopt these regulations on its tax return for the fiscal year ending March 31, 2015.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of March 31, 2015 and 2014, the Company had liabilities of $4,045 and $4,161, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the years ended March 31, 2015 and 2014, the Company recognized $404 and $(549), respectively, of interest and penalties in income tax expense in the consolidated statements of income. The liability for the gross amount of interest and penalties at March 31, 2015 and 2014 was $1,594 and $1,306, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the year ended March 31, 2015, the Company released $401 of reserves, including interest and penalties, related to uncertain tax positions for which the statutes of limitations have lapsed. The Company believes that it is reasonably possible that $358 of unrecognized tax benefits as of March 31, 2015 could be released within the next 12 months due to lapse of statute of limitations and settlements of certain foreign and domestic income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $4,045.

A summary of the activity for the Company’s unrecognized tax benefits as of March 31 is as follows:

	2015	2014
Beginning balance	$4,161	$3,411
(Deductions)/additions based on tax positions related to the current year	(432)	3,079
Additions of tax positions of prior years	565	15
Settlements	—	(2,224)
Reductions of tax positions of prior years	—	(8)
Lapse of statutes of limitations	(249)	(112)

Ending balance	$4,045	$4,161

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At March 31, 2015, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2011. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2010. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The Company did not provide for U.S. federal income taxes or foreign withholding taxes in fiscal 2015 on approximately $31,387 of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable. The Company may periodically repatriate a portion of these earnings to the extent we can do so essentially tax-free or at minimal tax cost.

(13) MAJOR CUSTOMERS

During 2015, 2014 and 2013, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 18%, 17% and 15%, respectively, of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

In addition, accounts receivable balances from the Procter & Gamble Company approximated 5% and 7% of the Company’s total accounts receivable balance at March 31, 2015 and 2014, respectively. The loss or substantial reduction of the business of any of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

(14) EARNINGS PER COMMON SHARE

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	2015		2014		2013
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	16,623	$2.75	16,342	$1.73	16,145	$1.88
Effect of dilutive stock options and restricted shares	254	(0.04)	257	(0.03)	187	(0.02)

Diluted EPS	16,877	$2.71	16,599	$1.70	16,332	$1.86

The Company excluded 102, 142 and 432 shares in the fiscal years ended March 31, 2015, 2014 and 2013, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

(15) STOCK-BASED COMPENSATION

The Company maintains incentive plans which authorize the issuance of stock-based compensation including stock options and restricted stock to officers, key employees and non-employee directors. As of March 31, 2015, 1,389 shares of common stock remained reserved for future issuance under the 2012 Stock Incentive Plan, 2003 Stock Incentive Plan, as amended, and 2006 Director Equity Compensation Plan.

The Company measures compensation costs related to share-based transactions at the grant date, based on the fair value of the award, and recognizes them as expense over the requisite service period.

For the year ended March 31, 2015, the Company recorded pre-tax compensation expense for stock-based incentive awards of $1,970 which increased selling, general and administrative expenses by $1,246 and cost of revenues by $724 and had an associated tax benefit of $690. The impact on basic and diluted net income per share for the year ended March 31, 2015 was $0.08.

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

	2015	2014	2013
Expected life (years)	6	6	5
Risk-free interest rate	2.0%	1.4%	0.7%
Expected volatility	51.9%	53.7%	58.0%
Dividend yield	0.6%	0.8%	1.1%

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

A summary of the changes in the options outstanding for years ended March 31, 2015, 2014 and 2013 is shown below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2012	958	$16.83
Granted	159	$18.67
Exercised	(104)	$12.21		$1,182
Forfeited	(49)	$18.50

Outstanding at March 31, 2013	964	$17.55
Granted	169	$29.55
Exercised	(220)	$17.83		$3,225
Forfeited	(18)	$22.70

Outstanding at March 31, 2014	895	$19.65
Granted	121	$37.29
Exercised	(324)	$17.01		$10,021
Forfeited	(36)	$19.26

Outstanding at March 31, 2015	656	$24.24	6.5	$29,585

Exercisable at March 31, 2015	248	$18.98	4.3	$12,466
Exercisable at March 31, 2014	449	$17.09	3.3	$8,046

As of March 31, 2015, the total compensation cost related to nonvested options not yet recognized and the weighted-average period over which it is expected to be recognized is $3,927 and 3.3 years, respectively.

The weighted average grant-date fair value of options granted during the year ended March 31, 2015, 2014 and 2013 was $18.10, $14.32 and $8.47, respectively. Cash received from options exercised during the year ended March 31, 2015 was $2,019, with a tax benefit of $2,644. The total grant-date fair value of options vested during the year ended March 31, 2015, 2014 and 2013 was $1,265, $933 and $842, respectively.

Restricted Stock

Restricted stock grants under the plans typically vest over a three to five year period. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and is recognized on a straight-line basis over the period the restrictions lapse. A summary of the changes in restricted shares for the year ended March 31, 2015, 2014 and 2013 is shown below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted shares at March 31, 2012	30	$17.92
Granted	23	$22.33
Vested	(16)	$17.10

Non-vested restricted shares at March 31, 2013	37	$21.10
Granted	15	$33.16
Vested	(17)	$19.94

Non-vested restricted shares at March 31, 2014	35	$27.05
Granted	11	$42.46
Vested	(19)	$25.89

Non-vested restricted shares at March 31, 2015	27	$34.07

As of March 31, 2015, the total compensation cost related to non-vested restricted shares not yet recognized and the weighted-average period over which it is expected to be recognized was $705 and 1.9 years. The total grant-date fair value of restricted shares vested during the year ended March 31, 2015, 2014 and 2013 was $495, $340 and $275, respectively.

(16) GEOGRAPHIC INFORMATION

During fiscal 2015, we acquired New Era, Multi Labels and Multiprint. During fiscal 2014, the Company acquired the DI-NA-CAL label business, Watson, Gern, Flexo Print, Labelmakers Wine Division and Imprimerie Champenoise. During fiscal 2013, the Company acquired Labelgraphics. All of these acquisitions expanded the Company’s geographic presence. For further information regarding these acquisitions, see Note 3 to the Company’s consolidated financial statements. The Company now manufactures labels in the United States, Argentina, Australia, Canada, Chile, China, England, France, Ireland, Italy, Mexico, Poland, Scotland, South Africa and Switzerland. Net revenues, based on the geographic area from which the product is shipped, for the years ended March 31 and long-lived assets by geographic area as of March 31 are as follows:

	2015	2014	2013
Net revenues:
United States	$512,383	$444,996	$434,307
Australia	63,245	66,619	64,927
Italy	57,353	59,027	59,415
Other International	177,791	135,790	101,166

Total	$810,772	$706,432	$659,815

	2015	2014
Long-lived assets:
United States	$391,047	$394,997
Australia	81,160	100,467
Italy	47,322	60,882
Other International	198,856	193,555

Total	$718,385	$749,901

(17) COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has various equipment, office and facility operating leases. Leases expire on various dates through June 2026 and some of the leases contain clauses requiring escalating rent payments. Rent expense during 2015, 2014 and 2013 was $12,995, $11,447 and $10,791, respectively.

The annual future minimum rental obligations as of March 31, 2015 are as follows:

Fiscal 2016	$12,258
Fiscal 2017	10,306
Fiscal 2018	8,298
Fiscal 2019	6,950
Fiscal 2020	6,065
Thereafter	18,528

Total	$62,405

The lease on the Company’s former headquarters in Sharonville, Ohio expires in April 2017. The Company has entered into various contracts to sublease the vacated space. The expected annual future sublease cash receipts as of March 31, 2015 are as follows:

Fiscal 2016	$456
Fiscal 2017	478
Fiscal 2018	40

Total	$974

Purchase Obligations

The Company has entered into purchase agreements for various raw materials, uniforms, supplies, utilities, other services and property, plant and equipment. The total estimated purchase obligations are $17,214 as of March 31, 2015.

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

(18) SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	2015	2014	2013
Supplemental Disclosures of Cash Flow Information:
Interest paid	$16,033	$19,292	$19,752
Income taxes paid, net of refunds	16,206	13,314	12,865
Supplemental Disclosures of Non-Cash Activities:
Additional minimum pension liability	$(275)	$368	$(14)
Change in interest rate swap fair value	565	1,432	(1,179)
Business combinations accounted for as a purchase:
Assets acquired, excluding cash	$48,354	$176,690	$36,061
Liabilities assumed	(16,854)	(31,507)	(11,472)
Liabilities for contingent / deferred payments	(260)	(11,684)	(8,610)

Net cash paid	$31,240	$133,499	$15,979

(19) ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the Company’s accumulated other comprehensive loss consisted of the following:

	Foreign currency items	Gains and losses on cash flow hedges	Defined benefit pension and postretirement items	Total
Balance at March 31, 2014	$(1,680)	$(1,244)	$(242)	$(3,166)
OCI before reclassifications (1)	(56,200)	321	(138)	(56,017)
Amounts reclassified from AOCI	—	242	(31)	211

Net current period OCI	(56,200)	563	(169)	(55,806)

Balance at March 31, 2015	$(57,880)	$(681)	$(411)	$(58,972)

(1)	Net of tax of $(201) and $86 for gains and losses on cash flow hedges and defined benefit pension and postretirement items, respectively.

Reclassifications out of accumulated other comprehensive loss consisted of the following:

2015
Gains and losses on cash flow hedges:
Interest rate swaps (1)	$394
Tax	(152)

Net of tax	242

Defined benefit pension and postretirement items:
Amortization of net actuarial (gains) losses (2)	44
Settlement and curtailments (2)	(95)
Tax	20

Net of tax	(31)

Total reclassifications, net of tax	$211

(1)	Reclassified from AOCI into interest expense in the consolidated statements of income. See Note 9.

(2)	Reclassified from AOCI into facility closure expenses in the consolidated statements of income. These components are included in the computation of net periodic pension cost. See Note 11.

No material amounts were reclassified out of accumulated other comprehensive loss into net income during 2014.

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

Derivative Financial Instruments

As of March 31, 2015, the Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 to convert variable interest rates on a portion of outstanding debt to fixed interest rates to minimize interest rate risk. Upon inception, the Swaps were designated as a cash flow hedge, and the Company adjusted the carrying value of these derivatives to their estimated fair value and recorded the adjustment in accumulated other comprehensive income (loss).

In conjunction with entering into the Credit Agreement on November 21, 2014 (see Note 8), the Company de-designated the Swaps as a cash flow hedge. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps are immediately recognized in interest expense. See Note 9 for additional information on the Swaps.

The Company periodically enters into foreign currency forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments. As of March 31, 2015, the Company had one open contract to fix the purchase price in U.S. dollars of a Euro denominated firm commitment for the purchase of a press and other equipment. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the consolidated statements of income in the same period during which the related hedged items affect the consolidated statements of income.

In fiscal 2014, the Company had entered into a foreign currency forward contract to fix the U.S. dollar value of certain intercompany loan payments. The contract matured on April 1, 2014. This contract was not designated as a hedging instrument; therefore, changes in the fair value of the contract were immediately recognized in other income and expense in the consolidated statements of income. See Note 9 for additional information on the foreign currency forward contracts.

At March 31, 2015, the Company carried the following financial liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	March 31, 2015	Level 1	Level 2	Level 3	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign currency forward contract	$(470)	$—	$(470)	$—	Accrued expenses and other liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	(1,468)	—	(1,468)	—	Other long-term liabilities

Total liabilities	$(1,938)	$—	$(1,938)	$—

At March 31, 2014, the Company carried the following financial liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	March 31, 2014	Level 1	Level 2	Level 3	Balance Sheet Location
Derivatives designated as hedging instruments:
Interest rate swaps	$(2,033)	$—	$(2,033)	$—	Other long-term liabilities

The Company values the Swaps using pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Other Fair Value Measurements

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and other long-lived assets and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values. As a result of the impairment test during the fourth quarter of fiscal 2014, the Company recorded an estimated non-cash goodwill impairment charge of $13,475 related to our LA W&S reporting unit. During the three months ended September 30, 2014, the Company finalized the fiscal 2014 impairment test and recorded an additional non-cash goodwill impairment charge of $951 for LA W&S. See Note 7 for further information on the goodwill impairment charges. During fiscal 2015 and 2014, the Company did not adjust intangible assets to their fair values as a result of any impairment analyses. Goodwill and intangible assets are valued using Level 3 inputs.

As a result of the decision to close our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin, during fiscal 2015 a non-cash fixed asset impairment charge of $5,208 was recorded in facility closure expenses in the consolidated statements of income, primarily to write off certain machinery and equipment that was not transferred to other locations and was abandoned. See Note 21 for further information on these facility closures.

During fiscal 2015, the Company also determined that it was more likely than not that certain fixed assets at the manufacturing facilities located in Chile and Argentina will be sold or otherwise disposed of significantly before the end of their estimated useful lives. A non-cash impairment charge of $621 related to these assets was recorded in selling, general and administrative expenses in the consolidated statements of income, primarily to write-down certain machinery and equipment to their estimated fair values. In addition, the carrying amounts of certain machinery and equipment that was abandoned were written off.

The carrying value of cash and equivalents, accounts receivable, accounts payable and debt approximate fair value. The fair value of long-term debt is based on observable inputs, including quoted market prices (Level 2). The fair value of the Notes was $259,375 as of March 31, 2015.

(21) FACILITY CLOSURES

Norway, Michigan and Watertown, Wisconsin

On September 16, 2014, the Company decided to close our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin, subject to satisfactory completion of the customer qualification process. Due to available capacity, we are transitioning the Norway and Watertown business to other North American facilities. On November 4, 2014, the Company communicated to employees its plans to close the Norway and Watertown facilities. Production at the facilities is complete as of March 31, 2015, and the land and buildings are classified as held for sale as of March 31, 2015. Below is a summary of the exit and disposal costs related to the closure of the Norway and Watertown facilities:

	Total costs expected to be incurred	Total costs incurred in 2015	Cumulative costs incurred as of March 31, 2015
Severance and other termination benefits	$2,000	$1,889	$1,889
Contract termination costs	64	64	64
Other associated costs	1,000	591	591

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2014	Amounts Expensed	Amounts Paid	Balance at March 31, 2015
Accrued severance and other termination benefits	$—	1,889	(1,142)	$747
Contract termination costs	$—	64	(64)	$—
Other associated costs	$—	591	(572)	$19

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that is being moved from the Norway and Watertown facilities to other North American facilities.

During fiscal 2015, the Company recorded a non-cash impairment charge of $5,208 related to property, plant and equipment at the Norway and Watertown facilities, which was recorded in facility closure expenses in the consolidated statements of income. See Note 6. Proceeds from the sale of property, plant and equipment that was not transferred to other locations of $72 was recorded as a credit to facility closure expenses in fiscal 2015 and are recorded in other receivables in the consolidated balance sheet as of March 31, 2015. In addition, $93 for the write-off of raw materials not transferred to other facilities was recorded in facility closure expenses.

Due to the closure of the Norway facility, in January 2015 the Company withdrew from a multiemployer pension plan covering certain current and former employees of this plant. During the three months ended December 31, 2014, the Company recorded a loss contingency of $214 for our estimated withdrawal liability, which was recorded in facility closure expenses in the consolidated statements of income. During the three months ended March 31, 2015, the trustees of the multiemployer pension plan accepted our proposed lump sum payment of $224 to settle the withdrawal liability. The additional liability of $10 was accrued to facility closure expenses, and the full settlement amount was paid.

During fiscal 2015, the Company recorded a curtailment loss of $18 related to the defined benefit pension plan that covers eligible union employees of our Norway plant who were hired prior to July 14, 1998. The curtailment loss was recorded in facility closure expenses in the consolidated statements of income. See Note 11.

During fiscal 2015, the Company recorded settlement expense of $83 related to the defined benefit pension plan that covers eligible union employees of our Norway plant who were hired prior to July 14, 1998. The settlement expense was recorded in facility closure expenses in the consolidated statements of income. See Note 11.

During fiscal 2015, the Company recorded a curtailment gain of $827 related to the postretirement health and welfare plan that provides health benefits upon retirement to certain Norway plant employees hired on or before July 31, 1998. The curtailment gain was recorded in facility closure expenses in the consolidated statements of income. See Note 11.

El Dorado Hills, California

On October 16, 2013, the Company announced plans to consolidate our manufacturing facility located in El Dorado Hills, California, into the Napa, California facility. The transition was completed in the fourth quarter of fiscal 2014. In connection with the closure of the El Dorado Hills facility, the Company recorded charges of $128 and 1,166 in fiscal 2015 and 2014, respectively, for employee termination benefits, including severance and relocation and other costs. The total costs incurred in connection with the closure were $1,294, which were recorded in facility closure expenses in the consolidated statements of income.

Below is a reconciliation of the beginning and ending liability balances of the accrued severance and other termination benefits and relocation and other costs related to the El Dorado Hills facility:

	Balance at March 31, 2014	Amounts Expensed	Amounts Paid	Balance at March 31, 2015
Accrued severance and other termination benefits and relocation and other costs	$744	128	(872)	$—

Montreal, Canada

In fiscal 2013, the Company consolidated the two operations located in Montreal, Canada into one manufacturing facility. The Company incurred charges of $676 in fiscal 2013 related to fixed asset write-offs and relocation costs in conjunction with the plant consolidation.

Kansas City, Missouri

In January 2012, the Company announced plans to consolidate its manufacturing facility located in Kansas City, Missouri into our other existing facilities. In connection with the consolidation of the Kansas City facility, the Company incurred charges of $855 in fiscal 2013 primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs. The transition from the Kansas City facility has been completed, and all related employee severance and other termination benefits have been paid. In September 2012, the Kansas City facility was sold for net proceeds of $625.

(22) QUARTERLY DATA (UNAUDITED)

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

	Quarter
Fiscal 2015	First	Second	Third	Fourth
Net revenues	$203,139	$213,041	$189,127	$205,465
Gross profit	42,802	46,133	40,154	44,185
Net income	13,300	11,262	9,543	11,611
Basic earnings per share	$0.81	$0.68	$0.58	$0.70
Diluted earnings per share	0.80	0.67	0.57	0.69

Fiscal 2015 results include a $951 impairment of goodwill related to the finalization of the fiscal 2014 annual impairment test for our LA W&S reporting unit, which was recorded in the second quarter. Fiscal 2015 results also include $7,399 ($4,533 after-tax) in costs related to the closure of our manufacturing facilities located in Norway, Michigan, Watertown, Wisconsin, and El Dorado Hills, California, which were recorded by quarter as follows:

	Quarter
	First	Second	Third	Fourth
Facility closure expenses	$66	$5,293	$1,915	$125

	Quarter
Fiscal 2014	First	Second	Third	Fourth
Net revenues	$166,843	$176,635	$169,435	$193,519
Gross profit	30,432	33,497	29,116	39,012
Net income	6,672	9,618	8,881	3,053
Basic earnings per share	$0.41	$0.59	$0.54	$0.19
Diluted earnings per share	0.40	0.58	0.53	0.18

Fiscal 2014 results include $13,475 impairment of goodwill related to our LA W&S reporting unit, which was recorded in the fourth quarter. Fiscal 2014 results also include $1,166 ($737 after-tax) in costs related to the consolidation of our manufacturing facilities located in El Dorado Hills, California into the Napa, California facility and $1,116 ($781 after-tax) of integration expenses related to the Labelmakers Wine Division acquisition, which were recorded by quarter as follows:

	Quarter
	First	Second	Third	Fourth
Facility closure expenses	$—	$—	$1,382	$(216)
Integration expenses	999	117	—	—

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

(23) SUBSEQUENT EVENTS

Effective May 4, 2015, the Company acquired 100% of the Barat Group in Bordeaux and Burgundy, France. This acquisition gives Multi-Color access to the label market in the Bordeaux wine region and expands our presence in Burgundy. Effective May 1, 2015, the Company acquired 100% of Mr. Labels in Brisbane, Queensland Australia, which primarily provides labels to food and beverage customers. In April 2015, we began producing wine & spirit labels from our newly opened start-up operation in La Rioja, Spain.

Preliminary purchase price allocations will be completed in the first quarter of fiscal 2016 once preliminary fair value appraisals and valuations of assets acquired and liabilities assumed are completed.

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

In accordance with Exchange Act Rule 13a-15(b), Multi-Color’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. In conducting this evaluation, Multi-Color concluded there are material weaknesses in the design and operating effectiveness of its internal control over financial reporting, as described below. As a result of such evaluation and this conclusion, Multi-Color also has concluded that its disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s assessment of and conclusion on the effectiveness of its internal control over financial reporting did not include the internal controls of the companies it acquired during fiscal 2015 which were included in the 2015 consolidated financial statements. These acquired companies constituted $61,625 or 6.6% of the Company’s total assets as of March 31, 2015, and $12,628 or 1.6% of total net revenues, for the year end March 31, 2015.

Multi-Color’s management does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to simple errors or mistakes. The design of any system of controls is based in part upon certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Management’s Report on Internal Control over Financial Reporting

Multi-Color’s management is responsible for the preparation and accuracy of the financial statements and other information included in this report. Multi-Color’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including Multi-Color’s Chief Executive Officer and Chief Financial Officer, Multi-Color conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2015, based on the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management identified material weaknesses in its internal control over financial reporting as described below. As a result of these material weaknesses, management concluded that, as of March 31, 2015, its internal control over financial reporting was not effective based on the Framework.

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

The following control deficiencies were identified and were determined to be material weaknesses in the Company’s internal control over financial reporting as of March 31, 2015:

•	Our Information Technology General Controls (“ITGC”) intended to restrict access to data and applications were not adequate resulting in inappropriate access and improper segregation of duties at both the Information Technology and end user levels and across multiple applications. In addition, we did not have controls in place to adequately test the completeness and accuracy of system generated data used in the execution of our controls.

As a result of the pervasiveness of the ITGC weaknesses noted above and the degree to which the activity level controls rely on their effectiveness, we did not maintain a control environment that was designed and operating to prevent or detect a material misstatement in the Company’s consolidated financial statements.

•	A comprehensive system of controls has not been fully designed and implemented in certain locations of the Company or are otherwise not operating effectively, including the maintenance of sufficient documentary evidence of the operating effectiveness of controls to demonstrate that the controls as designed would prevent or detect a material misstatement in the Company’s consolidated financial statements.

The material weaknesses did not result in any material identified audit adjustments.

Item 8 includes the adverse audit report of Grant Thornton LLP on Multi-Color’s internal control over financial reporting as of March 31, 2015.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting, except as otherwise described in this Item 9A.

(d) Remediation of the Material Weakness

Multi-Color has implemented changes to its internal control over financial reporting to remediate the control deficiencies that gave rise to material weaknesses originally identified as of March 31, 2014. Those changes included, but were not limited to, new controls over the identification of and documentation of conclusions reached regarding the accounting for significant non-routine transactions throughout the course of the year. Additionally, we added several personnel in the Corporate accounting department during the third and fourth quarters of the year. In regards to the material weaknesses identified as of March 31, 2015 and our overall system of internal controls, we are undertaking the following remediation plans and actions:

–	Performing a comprehensive review, supplemented by external service providers as necessary, of the Company’s information systems. For several legacy systems that do not inherently allow adequate password parameters or role-based segregation of duties, we are evaluating options to include migration away from those systems and/or addition of third party overlaying security applications.

–	Development of specific processes, procedures and reporting to ensure that recently acquired businesses are subject to a comprehensive assessment of internal controls over financial reporting. This process will be designed so that all reporting units will be subject to similar levels of controls documentation to ensure compliance with the COSO framework for an effective system of internal controls over financial reporting.

In addition to the activities described above, designed to address the material weaknesses identified as of March 31, 2015, the Company will be performing a comprehensive review of the design, implementation and performance of its overall financial reporting process and the related internal controls over financial reporting. This review will give consideration to the possibility of consolidation of certain financial reporting functions. The overall aim of this effort will be for the Company to proactively assess risks associated with the financial reporting process and to take appropriate steps to design, implement and test the operating effectiveness of the system of internal controls.

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

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firms

Consolidated Statements of Income for the years ended March 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2015, 2014 and 2013

Consolidated Balance Sheets as of March 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended March 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (together with amendments incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal years ending March 31, 1996 and 2000 and Current Report on Form 8-K filed on August 17, 2007)

3.2	Amended and Restated Code of Regulations (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 18, 2013)

4.1	Investor Rights Agreement of Multi-Color Corporation, dated as of October 3, 2011, by and between Multi-Color Corporation and each of the Investors whose name appears on the signature pages thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 5, 2011)

4.2	Indenture governing the 6.125% Senior Notes due 2022, dated as of November 21, 2014, by and among Multi-Color Corporation, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 21, 2014)

10.1	Guaranty and Collateral Agreement dated as of February 29, 2008 among Multi-Color Corporation, other parties thereto and Bank of America, N.A., as the Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.2	Pledge and Security Agreement dated as of February 29, 2008 made by Multi-Color Corporation Australian Acquisition Pty Limited in favor of Westpac Banking Corporation, as Australian Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.3	Asset Purchase Agreement, dated as of February 1, 2014, by and between Graphic Packaging International, Inc., Bluegrass Labels Company, LLC, MCC-Norwood, LLC, and Multi-Color Corporation (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on February 10, 2014)

10.4	Amended and Restated Credit Agreement dated as of November 21, 2014 among Multi-Color Corporation, Collotype International Holdings Pty Limited, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A., Westpac Banking Corporation, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Robobank Nederland”, New York Branch, Keybank National Association, JPMorgan Chase Bank, N.A., BMO Harris Financing, Inc., the Other Lenders Party Hereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and BMO Capital Markets (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 21, 2014)

MANAGEMENT CONTRACTS AND COMPENSATION PLANS

10.5	2003 Stock Incentive Plan (incorporated by reference from the Registrant’s proxy materials filed in connection with the 2003 Annual Meeting of Shareholders)

10.6	Amendment to 2003 Stock Incentive Plan dated August 16, 2007 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 17, 2007)

10.7	2006 Director Equity Compensation Plan (incorporated by reference from the Registrant’s proxy materials filed in connection with the 2006 Annual Meeting of Shareholders)

10.8	Amended and Restated Employment Agreement between Multi-Color and Nigel A. Vinecombe effective as of May 22, 2012 (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2012)

10.9	Amendment to 2003 Stock Incentive Plan dated September 16, 2010 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 16, 2010)

10.10	2012 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders)

10.11	Employment Agreement between Multi-Color Corporation and Floyd Needham effective as of April 1, 2014 (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2014)

10.12

Employment Agreement between Multi-Color Corporation and Vadis Rodato effective as of April 1, 2014

(incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2014)

10.13

Employment Agreement between Multi-Color Corporation and Sharon Birkett effective as of

July 1, 2014 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2014)

10.14

Form of Indemnification Agreement dated February 3, 2015, by and between Multi-Color Corporation and the respective Indemnified Representative (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2014)

10.15	Employment Letter dated December 2, 2014 regarding compensation of Tim Lutz

10.16	Form of Restricted Share Agreement

10.17	Form of Restricted Share Unit Agreement

16.1	Letter of Grant Thornton (incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on June 20, 2013)

16.2	Letter of KPMG LLP (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 18, 2014)

21	Subsidiaries of Multi-Color Corporation

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24	Power of Attorney (included as part of signature page)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION
Dated: June 12, 2015

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

Name	Capacity	Date

/s/ Nigel A. Vinecombe Nigel A. Vinecombe	President, Chief Executive Officer and Director (Principal Executive Officer)	June 12, 2015

/s/ Sharon E. Birkett Sharon E. Birkett	Vice President, Chief Financial Officer, Secretary (Principal Financial Officer)	June 12, 2015

/s/ Timothy P. Lutz Timothy P. Lutz	Chief Accounting Officer (Principal Accounting Officer)	June 12, 2015

/s/ Robert R. Buck Robert R. Buck	Chairman of the Board of Directors	June 12, 2015

/s/ Ari J. Benacerraf Ari J. Benacerraf	Director	June 12, 2015

/s/ Charles B. Connolly Charles B. Connolly	Director	June 12, 2015

/s/ Thomas M. Mohr Thomas M. Mohr	Director	June 12, 2015

/s/ Simon T. Roberts Simon T. Roberts	Director	June 12, 2015