Form 10-Q
period 2015-06-30
MULTI COLOR Corp
filed 2015-08-10
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Common shares, no par value – 16,741,562 (as of July 31, 2015)

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation: factors discussed in conjunction with a forward-looking statement; changes in global economic and business conditions; changes in business strategies or plans; raw material cost pressures; availability of raw materials; availability to pass raw material cost increases to our customers; interruption of business operations; changes in, or the failure to comply with, government regulations, legal proceedings and developments; acceptance of new product offerings, services and technologies; new developments in packaging; ability to effectively manage our growth and execute our long-term strategy; ability to manage foreign operations and the risks involved with them, including compliance with applicable anti-corruption laws; currency exchange rate fluctuations; ability to manage global political uncertainty; terrorism and political unrest; increases in general interest rate levels and credit market volatility affecting our interest costs; competition within our industry; the ability to consummate and successfully integrate acquisitions; ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; the risk that some of our goodwill may be or later become impaired; the success and financial condition of our significant customers; dependence on information technology; ability to market new products; our ability to maintain an effective system of internal control; our ability to detect and remediate our material weaknesses in our internal control over financial reporting; ongoing claims, lawsuits and governmental proceedings, including environmental proceedings; availability, terms and developments of capital and credit; dependence on key personnel; quality of management; ability to protect our intellectual property and the potential for intellectual property litigation; employee benefit costs; and risk associated with significant leverage. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the factors described in this paragraph, Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2015 contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30, 2015	June 30, 2014
Net revenues	$217,920	$203,139
Cost of revenues	171,085	160,337

Gross profit	46,835	42,802
Selling, general and administrative expenses	20,516	16,638
Facility closure expenses	253	66

Operating income	26,066	26,098
Interest expense	6,390	5,758
Other (income) expense, net	(125)	136

Income before income taxes	19,801	20,204
Income tax expense	6,547	6,904

Net income	$13,254	$13,300

Weighted average shares and equivalents outstanding:
Basic	16,631	16,427
Diluted	16,880	16,663

Basic earnings per common share	$0.80	$0.81
Diluted earnings per common share	$0.79	$0.80
Dividends per common share	$0.05	$0.05

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended
	June 30, 2015	June 30, 2014
Net income	$13,254	$13,300
Other comprehensive income (loss):
Unrealized foreign currency translation gain (1)	7,573	3,174
Unrealized gain (loss) on interest rate swaps, net of tax (2)	127	(29)

Total other comprehensive income	7,700	3,145

Comprehensive income	$20,954	$16,445

(1)	The amount for the three months ended June 30, 2015 and 2014 includes a tax impact of $(218) and $(97), respectively, related to the settlement of foreign currency denominated loans.

(2)	Amount is net of tax of $(70) and $18 for the three months ended June 30, 2015 and 2014, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$31,505	$18,049
Accounts receivable, net of allowance of $2,049 and $2,101 at June 30, 2015 and March 31, 2015, respectively	126,289	111,092
Other receivables	6,576	5,396
Inventories, net	60,680	56,067
Deferred income tax assets	8,184	8,955
Prepaid expenses	12,206	6,490
Other current assets	2,398	1,923

Total current assets	247,838	207,972
Assets held for sale	2,956	2,963
Property, plant and equipment, net of accumulated depreciation of $147,923 and $139,237 at June 30, 2015 and March 31, 2015, respectively	201,491	190,078
Goodwill	411,679	368,221
Intangible assets, net	143,790	145,023
Deferred financing fees and other non-current assets	14,378	12,100
Deferred income tax assets	1,005	1,014

Total assets	$1,023,137	$927,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$727	$2,947
Accounts payable	79,594	62,821
Accrued expenses and other liabilities	44,455	42,253

Total current liabilities	124,776	108,021
Long-term debt	506,389	455,583
Deferred income tax liabilities	60,478	59,677
Other liabilities	18,672	14,617

Total liabilities	710,315	637,898
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 25,000 shares authorized, 16,999 and 16,906 shares issued at June 30, 2015 and March 31, 2015, respectively	1,037	1,027
Paid-in capital	145,382	141,723
Treasury stock, 274 and 267 shares at cost at June 30, 2015 and March 31, 2015, respectively	(9,211)	(8,768)
Retained earnings	226,886	214,463
Accumulated other comprehensive loss	(51,272)	(58,972)

Total stockholders’ equity	312,822	289,473

Total liabilities and stockholders’ equity	$1,023,137	$927,371

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,254	$13,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,387	7,351
Amortization of intangible assets	2,903	2,921
Amortization of deferred financing costs	423	624
Net (gain) loss on disposal of property, plant and equipment	(74)	59
Net gain on interest rate swaps	(18)	—
Stock based compensation expense	758	536
Excess tax benefit from stock based compensation	(912)	(398)
Deferred income taxes, net	135	771
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,743)	62
Inventories	(1,110)	(2,187)
Prepaid expenses and other assets	(6,917)	2,221
Accounts payable	11,483	(199)
Accrued expenses and other liabilities	717	650

Net cash provided by operating activities	23,286	25,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,337)	(10,520)
Investment in acquisitions, net of cash acquired	(45,283)	—
Proceeds from sale of property, plant and equipment	309	112

Net cash used in investing activities	(56,311)	(10,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	156,312	39,021
Payments under revolving lines of credit	(105,976)	(40,143)
Repayment of long-term debt	(5,860)	(10,859)
Proceeds from issuance of common stock	1,562	366
Excess tax benefit from stock based compensation	912	398
Debt issuance costs	(18)	—
Dividends paid	(831)	(820)

Net cash provided by/(used in) financing activities	46,101	(12,037)

Effect of foreign exchange rate changes on cash	380	99

Net increase in cash and cash equivalents	13,456	3,365
Cash and cash equivalents, beginning of period	18,049	10,020

Cash and cash equivalents, end of period	$31,505	$13,385

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. A description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015 (the “2015 10-K”). These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2015 10-K.

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

New Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This update is effective retrospectively for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, which for the Company is the year beginning April 1, 2016. The Company’s pension plan assets are measured at NAV. The adoption of this update will affect the Company’s disclosures related to the pension plan assets but will not have an effect on the Company’s Condensed Consolidated Statements of Income or Consolidated Balance Sheets.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides criteria for determining whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2016. This update can be applied retrospectively or prospectively to all arrangements entered into or materially modified after the effective date. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s condensed consolidated financial statements, but it is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under current accounting guidance, debt issuance costs are recognized as a deferred charge (an asset). The recognition and measurement of debt issuance costs are not affected by this update. This update is effective retrospectively for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2016. As of June 30 and March 30, 2015, debt issuance costs, net of accumulated amortization, of approximately $9,200 and $9,600 were recognized in the condensed consolidated balance sheets.

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides revised guidance for revenue recognition. The standard’s core principle is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance provides five steps that should be applied to achieve that core principle. In July

2015, the FASB deferred the effective date of this standard by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is the fiscal year beginning April 1, 2018. This update can be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s condensed consolidated financial statements.

No other new accounting pronouncement issued or effective during the three months ended June 30, 2015 had or is expected to have a material impact on the condensed consolidated financial statements.

Supply Chain Financing

During fiscal 2015, the Company entered into supply chain financing agreements with two of our customers. The receivables for both the agreements are sold without recourse to the customers’ banks and are accounted for as sales of accounts receivable. Gains and losses on the sale of these receivables are included in selling, general, and administrative expenses in the condensed consolidated statements of income, and losses of $79 were recorded for the three months ended June 30, 2015.

2.	Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding during the period plus, if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares, restricted share units, and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method.

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended
	June 30, 2015		June 30, 2014
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic EPS	16,631	$0.80	16,427	$0.81
Effect of dilutive securities	249	(0.01)	236	(0.01)

Diluted EPS	16,880	$0.79	16,663	$0.80

The Company excluded 20 and 284 options to purchase shares in the three months ended June 30, 2015 and 2014, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

3.	Inventories

The Company’s inventories consisted of the following:

	June 30, 2015	March 31, 2015
Finished goods	$35,307	$31,797
Work-in-process	7,325	8,238
Raw materials	25,002	21,910

Total inventories, gross	67,634	61,945
Inventory reserves	(6,954)	(5,878)

Total inventories, net	$60,680	$56,067

4.	Debt

The components of the Company’s debt consisted of the following:

	June 30, 2015	March 31, 2015
6.125% Senior Notes, due December 1, 2022	$250,000	$250,000
U.S. Revolving Credit Facility, maturing November 21, 2019	231,000	182,300
Australian Revolving Sub-Facility, maturing November 21, 2019	23,818	20,691
Capital leases	2,148	3,315
Other subsidiary debt	150	2,224

Total debt	507,116	458,530
Less current portion of debt	(727)	(2,947)

Total long-term debt	$506,389	$455,583

The following is a schedule of future annual principal payments as of June 30, 2015:

	Debt	Capital Leases	Total
July 2015 - June 2016	$56	$671	$727
July 2016 - June 2017	33	406	439
July 2017 - June 2018	34	421	455
July 2018 - June 2019	27	436	463
July 2019 - June 2020	254,818	214	255,032
Thereafter	250,000	—	250,000

Total	$504,968	$2,148	$507,116

On November 21, 2014, the Company issued $250,000 aggregate principal amount of 6.125% Senior Notes due 2022 (the “Notes”). The Notes are unsecured senior obligations of the Company. Interest is payable on June 1st and December 1st of each year beginning June 1, 2015 until the maturity date of December 1, 2022. The Company’s obligations under the Notes are guaranteed by certain of the Company’s existing direct and indirect wholly owned domestic subsidiaries that are guarantors under the Credit Agreement (defined below). In connection with the issuance of the Notes, the Company incurred debt issuance costs of $5,413 during fiscal 2015, which are being deferred and amortized over the eight year term of the Notes.

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

Upon issuance of the Notes, the Company was required to repay in full the Term Loan Facility under the terms of its prior credit agreement. On November 21, 2014, the Company repaid the outstanding balance of $341,625 on the Term Loan Facility using the net proceeds from the Notes and borrowings on the U.S. Revolving Credit Facility. The repayment of the Term Loan Facility was treated primarily as an extinguishment of debt. As a result, $2,001 in unamortized deferred financing fees were recorded to interest expense during fiscal 2015 as a loss on the extinguishment of debt. The remaining unamortized fees of $2,275 and new debt issuance costs of $2,526, which were incurred during fiscal 2015 in conjunction with the Credit Agreement, were deferred and are being amortized over the five year term of the Credit Agreement.

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.01% and 2.02% at June 30, 2015 and March 31, 2015, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.84% and 4.01% at June 30, 2015 and March 31, 2015, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of June 30, 2015, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $423 and $624 in interest expense for the three months ended June 30, 2015 and 2014, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at June 30, 2015 consisted of $228,207 under the U.S. Revolving Credit Facility and $16,182 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at June 30, 2015 in the amount of $8,117.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	June 30, 2015	March 31, 2015
Total minimum lease payments	$2,303	$3,545
Less amount representing interest	(155)	(230)

Present value of net minimum lease payments	2,148	3,315
Current portion	(671)	(1,355)

Capitalized lease obligations, less current portion	$1,477	$1,960

The capitalized leases carry interest rates from 2.70% to 4.65% and mature from fiscal 2016 to fiscal 2020.

5.	Major Customers

During the three months ended June 30, 2015 and 2014, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 16% of the Company’s consolidated net revenues. All of these sales were made to the Procter & Gamble Company.

In addition, accounts receivable balances from the Procter & Gamble Company approximated 3% and 5% of the Company’s total accounts receivable balance at June 30, 2015 and March 31, 2015, respectively. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At June 30, 2015, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2011. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2010. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of June 30, 2015 and March 31, 2015, the Company had liabilities of $6,486 and $4,045, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended June 30, 2015 and 2014, the Company recognized $116 and $153, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at June 30, 2015 and March 31, 2015 was $1,934 and $1,594, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three months ended June 30, 2015, the Company did not release any reserves, including interest and penalties, related to uncertain tax positions that have been settled or for which the statute of limitations has lapsed. The Company believes that it is reasonably possible that $1,880 of unrecognized tax benefits as of June 30, 2015 could be released within the next 12 months due to lapse of statutes of limitations and settlements of certain foreign and domestic income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $6,486.

7.	Financial Instruments

Interest Rate Swaps

The Company uses interest rate swap agreements (Swaps) to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties.

As of June 30, 2015, the Company has three forward starting non-amortizing Swaps with a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Agreement, which was 1.75% as of June 30, 2015.

Upon inception, the Swaps were designated as a cash flow hedge, with the effective portion of gains and losses, net of tax, measured on an ongoing basis, recorded in accumulated other comprehensive income (loss). If the hedge or a portion thereof were determined to be ineffective, any gains and losses would be recorded in interest expense in the condensed consolidated statements of income.

In conjunction with entering into the Credit Agreement on November 21, 2014 (see Note 4), the Company de-designated the Swaps as a cash flow hedge. The cumulative loss on the Swaps recorded in accumulated other comprehensive income (AOCI) at the time of de-designation is being reclassified into interest expense in the same periods during which the originally hedged transactions affect earnings, as these transactions are still probable of occurring. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps are immediately recognized in interest expense.

The gains (losses) on the interest rate swaps recognized were as follows:

	Three Months Ended
	June 30, 2015	June 30, 2014
Interest rate swaps designated as hedging instruments:
Gain (loss) recognized in OCI (effective portion)	$—	$(47)
Interest rate swaps not designated as hedging instruments:
Loss reclassified from AOCI into earnings	$(197)	$—
Gain recognized in earnings	215	—

During the next 12 months, $788 of losses included in the June 30, 2015 AOCI balance are expected to be reclassified into interest expense. See Note 10 for additional information on the fair value of the Swaps.

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

The Company periodically enters into foreign currency forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments. One contract to fix the purchase price in U.S. dollars of a Euro denominated firm commitment for the purchase of a press and other equipment settled during the three months ended June 30, 2015, and no open contacts were outstanding as of June 30, 2015. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the condensed consolidated statements of income in the same period during which the related hedged items affect the condensed consolidated statements of income. See Note 10 for additional information on the fair value of the contracts.

No gains or losses on foreign currency forward contracts designated as fair value hedges were recognized in the condensed consolidated statements of income during the three months ended June 30, 2015 and 2014.

The Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. The contracts are not designated as hedging instruments; therefore, changes in the fair value of the contracts are immediately recognized in other income and expense in the condensed consolidated statements of income and were not material to the consolidated results of operations during the three months ended June 30, 2015.

8.	Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	June 30, 2015	March 31, 2015
Accrued payroll and benefits	$21,375	$20,953
Accrued income taxes	3,906	1,756
Professional fees	590	553
Accrued taxes other than income taxes	1,735	1,589
Deferred lease incentive	450	498
Accrued interest	1,436	5,554
Accrued severance	14	43
Customer rebates	2,160	2,352
Deferred press payments	—	3,190
Exit and disposal costs related to facility closures (1)	377	751
Deferred payments (2)	3,474	1,071
Deferred revenue	5,328	799
Other	3,610	3,144

Total accrued expenses and other liabilities	$44,455	$42,253

(1)	The balance at June 30, 2015 and March 31, 2015 consisted of a liability related to severance and other termination benefits and other associated costs for the Company’s facilities in Norway, Michigan and Watertown, Wisconsin. See Note 13.

(2)	The balance at June 30, 2015 and March 31, 2015 includes $900 and $859, respectively, related to the acquisition of Monroe Etiquette on October 1, 2010, which is deferred for five years after the closing date, and $223 and $212, respectively, related to the acquisition of Multiprint Labels Limited on July 1, 2014, which is deferred for one year after the closing date. The balance at June 30, 2015 includes $2,158 related to the acquisition of Barat Group on May 4, 2015, which will be paid during the three months ended September 30, 2015, and $193 related to the acquisition of Mr. Labels on May 1, 2015, which is deferred for one year after the closing date.

9.	Acquisitions

Barat Group (Barat) Summary

On May 4, 2015, the Company acquired 100% of Barat based in Bordeaux, France. Barat operates four manufacturing facilities in Bordeaux and Burgundy, France, and the acquisition gives Multi-Color access to the label market in the Bordeaux wine region and expands our presence in Burgundy. The acquisition includes a 30% minority interest in Gironde Imprimerie Publicité, which is being accounted for under the cost method. The results of Barat’s operations were included in the Company’s condensed consolidated financial statements beginning on May 4, 2015.

The purchase price for Barat consisted of the following:

Cash from proceeds of borrowings	$47,813
Deferred payment	2,160

Purchase price, before cash acquired	49,973
Net cash acquired	(826)

Total purchase price	$49,147

The cash portion of the purchase price was funded through borrowings under our Credit Agreement (see Note 4). The purchase price included $2,160 due to the seller, which will be paid during the three months ended September 30, 2015. Net cash acquired includes $4,444 of cash acquired less $3,618 of bank debt assumed related to capital leases. The Company spent $1,423 in acquisition expenses related to the Barat acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income, $751 during the first quarter of fiscal 2016, $467 in the fourth quarter of fiscal 2015 and $205 in the third quarter of fiscal 2015.

In conjunction with the acquisition of Barat, the Company recorded an indemnification asset of $1,115, which represents the seller’s obligation under the purchase agreement to indemnify Multi-Color for the outcome of potential contingent liabilities relating to uncertain tax positions.

Purchase Price Allocation and Other Items

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Barat. The purchase price allocations may change in future periods as the fair value estimates of assets and liabilities (including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles and debt) and the valuation of the related tax assets and liabilities are completed.

Based on fair value estimates, the purchase price for Barat has been allocated to individual assets acquired and liabilities assumed as follows:

Barat
Assets Acquired:
Net cash acquired	$826
Accounts receivable	8,572
Inventories	3,004
Property, plant and equipment	6,859
Goodwill	38,444
Other assets	3,181

Total assets acquired	60,886

Liabilities Assumed:
Accounts payable	3,178
Accrued expenses and other liabilities	7,297
Deferred tax liabilities	438

Total liabilities assumed	10,913

Net assets acquired	$49,973

The goodwill for Barat is attributable to access to the label market in the Bordeaux wine region and the acquired workforce. Goodwill arising from the Barat acquisition is not deductible for income tax purposes. Below is a roll forward of the goodwill acquired from acquisition date to June 30, 2015:

Barat
Balance at acquisition date	$38,444
Foreign exchange impact	(28)

Balance at June 30, 2015	$38,416

The accounts receivable acquired as part of the Barat acquisition had a fair value of $8,572 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $8,612 and the estimated contractual cash flows that are not expected to be collected are $40.

The net revenues and net income of Barat included in the condensed consolidated statement of income from the acquisition date through June 30, 2015 were $6,317 and $389, respectively.

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three months ended June 30, 2015 and 2014 as if Barat had been acquired as of the beginning of fiscal year 2014. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated or that may result in the future.

	Three Months Ended
	June 30, 2015	June 30, 2014
Net revenues	$220,829	$213,784
Net income	$14,337	$14,552
Diluted earnings per share	$0.85	$0.87

The following is a reconciliation of actual net revenues and net income to pro forma net revenue and net income:

	Three Months Ended
	June 30, 2015		June 30, 2014
	Net revenues	Net income	Net revenues	Net income
Multi-Color Corporation actual results	$217,920	$13,254	$203,139	$13,300
Acquired company results	2,909	356	10,645	1,300
Pro forma adjustments	—	727	—	(78)

Pro forma results	$220,829	$14,337	$213,784	$14,522

The following table identifies the pro forma adjustments:

	Three Months Ended
	June 30, 2015	June 30, 2014
Acquired company financing costs	$188	$559
Acquisition transaction costs	751	—
Incremental interest costs	(212)	(637)

Pro forma adjustments	$727	$(78)

Other Acquisition Activity

Effective May 1, 2015, the Company acquired 100% of Mr. Labels in Brisbane, Queensland Australia for $2,110. The purchase price includes $196 that is deferred until the first anniversary of the closing date. Mr. Labels provides labels primarily to food and beverage customers. The results of operations of this acquired business have been included in the condensed consolidated financial statements since the date of acquisition and have been determined to be immaterial for purposes of further disclosure in this report.

Effective February 2, 2015, the Company acquired 100% of New Era Packaging (New Era) for $16,366 less net cash received of $1,741. New Era is based near Dublin, Ireland and specializes in labels for the healthcare, pharmaceutical and food industries. Effective January 5, 2015, the Company acquired 100% of Multi Labels Ltd. (Multi Labels) for $15,670 plus net debt assumed of $3,733. Multi Labels is based in Daventry, near London, England, and specializes in premium alcoholic beverage labels for spirits and imported wine. On July 1, 2014, the Company acquired 100% of Multiprint Labels Limited (Multiprint) based in Dublin, Ireland for $1,662 plus net debt assumed of $2,371. The purchase price includes $273 that is deferred for one year after the closing date. Multiprint specializes in pressure sensitive labels for the wine & spirit and beverage markets in Ireland and the UK. The results of operations of these acquired businesses have been included in the condensed consolidated financial statements since the date of acquisition and have been determined to be individually and collectively immaterial for purposes of further disclosure in this report.

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Mr. Labels and the three fiscal 2015 acquisitions. The purchase price allocations may change in future periods as the fair value estimates of assets and liabilities (including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles and debt) and the valuation of the related tax assets and liabilities are completed.

On February 1, 2014, the Company acquired the assets of the DI-NA-CAL label business, based near Cincinnati, Ohio, from Graphic Packaging International, Inc., for $80,667. DI-NA-CAL operates manufacturing facilities near Cincinnati, Ohio and Greensboro, North Carolina and provides decorative label solutions primarily in the heat transfer label markets for home & personal care and food & beverage through long-standing relationships with blue chip national and multi-national customers. Upon closing, $8,067 of the purchase price was deposited into an escrow account and is to be released to the seller on the 18 month anniversary of the closing date in accordance with the provisions of the escrow agreement. The escrow amount is to fund certain potential obligations of the seller with respect to the transaction. The Company spent $452 in acquisition expenses related to the DI-NA-CAL acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income, $1 in the fourth quarter of fiscal 2015, $44 in the second quarter of fiscal 2015, $102 in the first quarter of fiscal 2015 and $305 in the fourth quarter of fiscal 2014.

In conjunction with the acquisition of DI-NA-CAL, the Company recorded an indemnification asset of $427, which represents the seller’s obligation to indemnify Multi-Color relating to pre-acquisition customer quality claims. As discussed above, an escrow fund exists for indemnification obligations, subject to certain minimum thresholds and deductibles. The seller paid the Company for the indemnification asset during the fourth quarter of fiscal 2015.

On October 1, 2013, the Company acquired 100% of John Watson & Company Limited (Watson) based in Glasgow, Scotland, for $21,634 less net cash acquired of $143. Watson is a leading glue-applied spirit label producer in the U.K. The purchase price included a future performance based earnout of $8,498, estimated as of the acquisition date. The amount of the earnout was based on a comparison between EBITDA for the acquired business for fiscal 2013 and fiscal 2014 less certain adjustments and any claims to fund certain potential indemnification obligations of the seller with respect to the transaction. An additional $1,063 related to the earnout due to the sellers was accrued in the fourth quarter of fiscal 2014 based on better than estimated fiscal 2014 performance by the acquired company compared to estimates made at the time of the acquisition, which was recorded in other expense in the consolidated statements of income. In June 2014, the amount of the earnout was finalized and an additional $343 was accrued, which was recorded in other expense in the consolidated statements of income. The earnout was paid in July 2014.

On August 1, 2013, the Company acquired 100% of Flexo Print S.A. De C.V. (Flexo Print) based in Guadalajara, Mexico for $31,847 plus net debt assumed of $2,324. Flexo Print is a leading producer of home & personal care, food & beverage, wine & spirit and pharmaceutical labels in Latin America. Upon closing, $3,058 of the purchase price was deposited into an escrow account, and an additional $1,956 of the purchase price was retained by MCC and is deferred until the third anniversary of the closing date, at which time it should be deposited into the escrow account. These combined escrow amounts are to be released to the seller on the fifth anniversary of the closing date in accordance with the purchase agreement. An additional $757 of the purchase price was retained by MCC at closing and is to be paid to the seller on the third anniversary of the closing date in accordance with the purchase agreement. The combined escrow and retention amounts are to fund certain potential indemnification obligations of the seller with respect to the transaction. The Company spent $359 in acquisition expenses related to the Flexo Print acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income, $2 in the first quarter of fiscal 2015 and $357 in fiscal 2014.

In the fourth quarter of fiscal 2014, second quarter of fiscal 2015, third quarter of fiscal 2015 and first quarter of fiscal 2016, the Company adjusted the deferred payment by $(1,157), $69, $69 and $217, respectively, in settlement of an indemnification claim.

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

Derivative Financial Instruments

As of June 30, 2015, the Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 to convert variable interest rates on a portion of outstanding debt to fixed interest rates to minimize interest rate risk. Upon inception, the Swaps were designated as a cash flow hedge, and the Company adjusted the carrying value of these derivatives to their estimated fair value and recorded the adjustment in accumulated other comprehensive income (loss).

In conjunction with entering into the Credit Agreement on November 21, 2014 (see Note 4), the Company de-designated the Swaps as a cash flow hedge. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps are immediately recognized in interest expense. See Note 7 for additional information on the Swaps.

The Company periodically enters into foreign currency forward contracts to fix the purchase price in U.S. dollars of foreign currency denominated firm commitments. One contract to fix the purchase price in U.S. dollars of a Euro denominated firm commitment for the purchase of a press and other equipment settled during the three months ended June 30, 2015, and no open contacts were outstanding as of June 30, 2015. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the condensed consolidated statements of income in the same period during which the related hedged items affect the condensed consolidated statements of income.

The Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. The contracts are not designated as hedging instruments; therefore, changes in the fair value of the contracts are immediately recognized in other income and expense in the condensed consolidated statements of income. See Note 7 for additional information on the foreign currency forward contracts.

At June 30, 2015, the Company carried the following financial liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	June 30, 2015	Level 1	Level 2	Level 3	Balance Sheet Location
Derivatives not designated as hedging instruments:
Interest rate swaps	$(1,253)	$—	$(1,253)	$—	Other long-term liabilities
At March 31, 2015, the Company carried the following financial liabilities at fair value:
	Fair Value at	Fair Value Measurement Using
	March 31, 2015	Level 1	Level 2	Level 3	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign currency forward contract	$(470)	$—	$(470)	$—	Accrued expenses and other liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	(1,468)	—	(1,468)	—	Other long-term liabilities

Total liabilities	$(1,938)	$—	$(1,938)	$—

The Company values the Swaps using pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Other Fair Value Measurements

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and other long-lived assets and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values. During the three months ended June 30, 2015 and 2014, the Company did not adjust goodwill or intangible assets to their fair values as a result of any impairment analyses. Goodwill and intangible assets are valued using Level 3 inputs.

The carrying value of cash and equivalents, accounts receivable, accounts payable and debt approximate fair value. The fair value of long-term debt is based on observable inputs, including quoted market prices (Level 2). The fair value of the Notes was $253,750 as of June 30, 2015.

11.	Accumulated Other Comprehensive Loss

The changes in the Company’s accumulated other comprehensive loss by component consisted of the following:

	Foreign currency items	Gains and losses on cash flow hedges	Defined benefit pension and postretirement items	Total
Balance at March 31, 2015	$(57,880)	$(681)	$(411)	$(58,972)
OCI before reclassifications	7,573	—	—	7,573
Amounts reclassified from AOCI	—	127	—	127

Net current period OCI	7,573	127	—	7,700

Balance at June 30, 2015	$(50,307)	$(554)	$(411)	$(51,272)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

Three Months Ended June 30, 2015
Gains and losses on cash flow hedges:
Interest rate swaps (1)	$197
Tax	(70)

Net of tax	127

(1)	Reclassified from AOCI into interest expense in the condensed consolidated statements of income. See Note 7.

No material amounts were reclassified out of accumulated other comprehensive loss into net income during the three months ended June 30, 2014.

12. Goodwill and Intangible Assets

The changes in the Company’s goodwill consisted of the following:

Balance at March 31, 2015
Goodwill, gross	$381,308
Accumulated impairment losses	(13,087)

Goodwill, net	368,221
Acquisitions	39,693
Adjustments to prior year acquisitions	158
Currency translation	3,607

Balance at June 30, 2015
Goodwill, gross	424,520
Accumulated impairment losses	(12,841)

Goodwill, net	$411,679

The Company’s intangible assets consisted of the following:

	June 30, 2015			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$181,156	$(40,583)	$140,573	$179,206	$(37,675)	$141,531
Technologies	1,335	(1,335)	—	1,325	(1,325)	—
Trademarks	888	(888)	—	849	(849)	—
Licensing intangible	2,046	(2,046)	—	1,972	(1,873)	99
Non-compete agreements	4,227	(1,099)	3,128	4,197	(900)	3,297
Lease intangible	134	(45)	89	129	(33)	96

Total	$189,786	$(45,996)	$143,790	$187,678	$(42,655)	$145,023

The amortization expense of intangible assets for the three months ended June 30, 2015 and 2014 was $2,903 and $2,921, respectively.

13. Facility Closures

Norway, Michigan and Watertown, Wisconsin

On September 16, 2014, the Company decided to close our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin, subject to satisfactory completion of the customer qualification process. Due to available capacity, we are transitioning the Norway and Watertown business to other North American facilities. On November 4, 2014, the Company communicated to employees its plans to close the Norway and Watertown facilities. Production at the facilities ceased during the fourth quarter of fiscal 2015, and the land and buildings are classified as held for sale as of June 30, 2015.

Below is a summary of the exit and disposal costs related to the closure of the Norway and Watertown facilities:

	Total costs expected to be incurred	Total costs incurred	Cumulative costs incurred as of June 30, 2015
		Three Months Ended June 30, 2015
Severance and other termination benefits	$2,000	$109	$1,998
Contract termination costs	64	—	64
Other associated costs	1,000	144	735

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2015	Amounts Expensed	Amounts Paid	Balance at June 30, 2015
Accrued severance and other termination benefits	$747	109	(534)	$322
Other associated costs	$19	144	(88)	$75

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that is being moved from the Norway and Watertown facilities to other North American facilities and costs to maintain the facilities while held for sale.

The cumulative costs incurred in conjunction with the closure as of June 30, 2015 are $7,524, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as a non-cash impairment charge related to property, plant and equipment, write-off of raw materials not transferred to other facilities, settlement to withdrawal from a multiemployer pension plan, curtailment and settlement expense related to a defined benefit pension plan and curtailment gain related to a postretirement health and welfare plan, net of proceeds from the sale of property, plant and equipment that was not transferred to other locations, which were incurred in facility closure expenses during fiscal 2015.

El Dorado Hills, California

On October 16, 2013, the Company announced plans to consolidate our manufacturing facility located in El Dorado Hills, California, into the Napa, California facility. The transition was completed in the fourth quarter of fiscal 2014. In connection with the closure of the El Dorado Hills facility, the Company recorded charges of $66 during the three months ended June 30, 2014 for employee termination benefits, including severance and relocation and other costs. The total costs incurred in connection with the closure were $1,294, which were recorded in facility closure expenses in the condensed consolidated statements of income.

14. Geographic Information

During the three months ended June 30, 2015, the Company acquired the Barat Group and Mr. Labels, and in April 2015, we began producing wine & spirit labels from our newly opened start-up operation in La Rioja, Spain. During fiscal 2015, the Company acquired New Era, Multi Labels and Multiprint. All of these acquisitions expanded the Company’s geographic presence. See Note 9 for further information regarding these acquisitions. The Company now manufactures labels in the United States, Argentina, Australia, Canada, Chile, China, England, France, Ireland, Italy, Mexico, Poland, Scotland, South Africa, Spain and Switzerland. Net revenues, based on the geographic area from which the product is shipped, for the three months ended June 30, 2015 and 2014 and long-lived assets by geographic area as of June 30, 2015 and March 31, 2015 are as follows:

	Three Months Ended
	June 30, 2015	June 30, 2014
Net revenues:
United States	$132,549	$129,814
Australia	13,982	15,107
Italy	13,897	16,132
Other International	57,492	42,086

Total	$217,920	$203,139

	June 30, 2015	March 31, 2015
Long-lived assets:
United States	$390,173	$391,047
Australia	85,994	81,160
Italy	47,992	47,322
Other International	250,135	198,856

Total	$774,294	$718,385

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

16. Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Three Months Ended
	June 30, 2015	June 30, 2014
Supplemental Disclosures of Cash Flow Information:
Interest paid	$9,924	$5,123
Income taxes paid, net of refunds	1,484	3,454
Supplemental Disclosures of Non-Cash Activities:
Capital expenditures incurred but not yet paid	$1,430	$1,071
Change in interest rate swap fair value	215	(47)

Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$62,253	$(598)
Liabilities assumed	(14,614)	598
Liabilities for deferred payments	(2,356)	—

Net cash paid	$45,283	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. Multi-Color Corporation’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015 (the “2015 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

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

Results of Operations

Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014:

Net Revenues

			$	%
	2015	2014	Change	Change

Net revenues	$217,920	$203,139	$14,781	7%

Net revenues increased 7% to $217,920 from $203,139 compared to the prior year quarter. Acquisitions occurring after the beginning of fiscal 2015 account for 8% of the increase or $17,307. Organic revenues increased 4%. Foreign exchange rates, primarily driven by depreciation of the Euro and the Australian dollar, led to a 5% decrease in revenues quarter over quarter.

Cost of Revenues and Gross Profit

			$	%
	2015	2014	Change	Change

Cost of revenues	$171,085	$160,337	$10,748	7%
% of Net revenues	78.5%	78.9%

Gross profit	$46,835	$42,802	$4,033	9%
% of Net revenues	21.5%	21.1%

Cost of revenues increased 7% or $10,748 compared to the prior year quarter primarily due to acquisitions occurring after the beginning of fiscal 2015. These increases were offset by improved operating efficiencies in the United States, South America and Asia Pacific.

Gross profit increased $4,033 or 9% compared to the prior year quarter. Acquisitions occurring after the beginning of fiscal 2015 contributed $3,804 to the increase. Organic gross profit improvement of $2,031 was largely offset by foreign exchange movements. Gross margins increased to 21.5% of sales revenues for the current year quarter compared to 21.1% in the prior year quarter primarily due to improved operating efficiencies in the United States, South America and Asia Pacific.

Selling, General and Administrative Expenses and Facility Closure Expenses

	2015	2014	$ Change	% Change

Selling, general and administrative expenses	$20,516	$16,638	$3,878	23%
% of Net revenues	9.4%	8.2%

Facility closure expenses	$253	$66	$187	283%
% of Net revenues	0.1%	0.0%

Selling, general and administrative expenses increased $3,878 or 23% compared to the prior year quarter. Acquisitions occurring after the beginning of the fiscal 2015 contributed $1,957 to the increase, partially offset by a decrease of $987 due to the favorable impact of foreign exchange rates. In the current year quarter, the Company incurred $1,900 of acquisition expenses, compared to $231 in the prior year quarter. The remaining increase in SG&A primarily relates to professional fees and compensation expenses.

Facility closure expenses were $253 in the current year quarter primarily related to consolidation of our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin into our other North American facilities. During the prior year quarter, the Company recorded $66 in facility closure expenses related to the closure of the Company’s plant in El Dorado Hills, California.

Interest Expense and Other (Income) Expense, Net

	2015	2014	$ Change	% Change

Interest expense	$6,390	$5,758	$632	11%
Other (income) expense, net	$(125)	$136	$(261)	(192%)

Interest expense increased $632 or 11% compared to the prior year quarter primarily due to an increase in debt borrowings to finance acquisitions.

Other (income) expense, net was $(125) in the current quarter compared to $136 in the prior year quarter. This was primarily due to realized gains and losses on foreign exchange, partially offset by an adjustment of $339 to the supplemental purchase price accrual related to the John Watson business in the prior year quarter.

Income Tax Expense

	2015	2014	$ Change	% Change

Income tax expense	$6,547	$6,904	$(357)	(5%)

Our effective tax rate decreased to 33% in the current quarter from 34% in the prior year quarter primarily due to a favorable geographical mix of worldwide earnings partially offset by non-deductible acquisition expenses. The Company expects its annual effective tax rate to be approximately 31% for fiscal 2016.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the three months ended June 30, 2015, net cash provided by operating activities was $23,286 compared to $25,711 in the same period of the prior year. Net income adjusted for non-cash expenses consisting primarily of depreciation and amortization was $23,856 in the current year compared to $25,164 in the same period of the prior year. Our use of operating assets and liabilities of $570 in 2015 decreased from a source of $547 in the prior year.

Through the three months ended June 30, 2015, net cash used in investing activities was $56,311 compared to $10,408 in the same period of the prior year, of which $45,283 was used for the acquisitions in the current year. There were no acquisitions during the prior year quarter. The remaining net usage of $11,028 in the current year and $10,408 in the prior year were capital expenditure related, primarily for the purchase of presses, net of various sales proceeds. Capital expenditures were primarily funded by cash flows from operations. The projected amount of capital expenditures for 2016 is $44,000.

Through the three months ended June 30, 2015, net cash provided by financing activities was $46,101, which included $44,476 of net debt borrowings (primarily used to finance acquisitions) and $2,474 of proceeds from various stock transactions, offset by dividends paid of $831.

Through the three months ended June 30, 2014, net cash used in financing activities was $12,037, which consisted of $11,981 of net debt payments and dividends paid of $820 offset by $764 of proceeds from various stock transactions.

Capital Resources

On November 21, 2014, the Company issued $250,000 aggregate principal amount of 6.125% Senior Notes due 2022 (the “Notes”). The Notes are unsecured senior obligations of the Company. Interest is payable on June 1st and December 1st of each year beginning June 1, 2015 until the maturity date of December 1, 2022. The Company’s obligations under the Notes are guaranteed by certain of the Company’s existing direct and indirect wholly owned domestic subsidiaries that are guarantors under the Credit Agreement (defined below). In connection with the issuance of the Notes, the Company incurred debt issuance costs of $5,413 during fiscal 2015, which are being deferred and amortized over the eight year term of the Notes.

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

Upon issuance of the Notes, the Company was required to repay in full the Term Loan Facility under the terms of its prior credit agreement. On November 21, 2014, the Company repaid the outstanding balance of $341,625 on the Term Loan Facility using the net proceeds from the Notes and borrowings on the U.S. Revolving Credit Facility. The repayment of the Term Loan Facility was treated primarily as an extinguishment of debt. As a result, $2,001 in unamortized deferred financing fees were recorded to interest expense during fiscal 2015 as a loss on the extinguishment of debt. The remaining unamortized fees of $2,275 and new debt issuance costs of $2,526, which were incurred during fiscal 2015 in conjunction with the Credit Agreement, were deferred and are being amortized over the five year term of the Credit Agreement.

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.01% and 2.02% at June 30, 2015 and March 31, 2015, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.84% and 4.01% at June 30, 2015 and March 31, 2015, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of June 30, 2015, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $423 and $624 in interest expense for the three months ended June 30, 2015 and 2014, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at June 30, 2015 consisted of $228,207 under the U.S. Revolving Credit Facility and $16,182 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at June 30, 2015 in the amount of $8,117.

Cash flows provided by operating activities and borrowings have historically supplied us with a significant source of liquidity. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We had a working capital position of $123,062 and $99,951 at June 30, 2015 and March 31, 2015, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2015:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$504,968	$56	$33	$34	$27	$254,818	$250,000
Capital leases	2,148	671	406	421	436	214	—
Interest on long-term debt (1)	143,926	23,910	23,134	22,155	20,387	17,165	37,175
Rent due under operating leases	67,063	13,196	11,122	8,943	7,469	6,494	19,839
Unconditional purchase obligations	13,477	13,424	53	—	—	—	—
Pension and post retirement obligations	375	—	—	1	13	14	347
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	5,987	3,482	1,917	—	588	—	—

Total contractual obligations	$737,944	$54,739	$36,665	$31,554	$28,920	$278,705	$307,361

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of June 30, 2015.

(2)	The table excludes $6,486 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Recent Acquisitions

On May 4, 2015, the Company acquired Barat Group (Barat) based in Bordeaux, France for $49,973 less net cash acquired of $826. Barat operates four manufacturing facilities in Bordeaux and Burgundy, France, and the acquisition gives Multi-Color access to the label market in the Bordeaux wine region and expands our presence in Burgundy.

Effective May 1, 2015, the Company acquired 100% of Mr. Labels in Brisbane, Queensland Australia for $2,110. The purchase price includes $196 that is deferred until the first anniversary of the closing date. Mr. Labels provides labels primarily to food and beverage customers.

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

Our critical accounting policies and estimates are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2015 10-K. In addition, our significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements included in our 2015 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2015 due to the material weaknesses identified in our internal control over financial reporting described below.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, we identified the following material weaknesses in the Company’s internal control over financial reporting:

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

The Company has begun implementing changes to its internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses. Since the end of the fiscal year, we have taken steps, including the following, to remediate the material weaknesses described above:

•	we are in the process of engaging third party consultants to assist management with the identification of opportunities to centralize and/or standardize certain accounting functions in order to improve the internal control environment;

•	we are transitioning certain of our information technology functions to our preferred information technology platforms; and

•	we continue to consider and develop additional remediation plans to address the material weaknesses described above.

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weaknesses identified. However, as we are still in the process of assessing and implementing these measures, the identified material weaknesses have not been fully remediated as of June 30, 2015. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weaknesses’ impact to the consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, financial results of operations and cash flows as of and for the three months ended June 30, 2015. Based on these additional procedures and assessment, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

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

Multi-Color Corporation
(Registrant)

Date: August 10, 2015	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial Officer, Secretary