Form 10-Q
period 2015-09-30
MULTI COLOR Corp
filed 2015-11-09
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Common shares, no par value – 16,799,441 (as of October 31, 2015)

MULTI-COLOR CORPORATION

FORM 10-Q

Forward-Looking Statements

This report contains certain statements that are not historical facts that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and that are intended to be covered by the safe harbors created by that Act. All statements contained in this Form 10-Q other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions (as well as the negative versions thereof) may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Such forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net revenues	$219,784	$213,041	$437,704	$416,180
Cost of revenues	172,653	166,908	343,738	327,245

Gross profit	47,131	46,133	93,966	88,935
Selling, general and administrative expenses	18,412	15,998	38,928	32,636
Facility closure expenses	472	5,293	725	5,359
Goodwill impairment	—	951	—	951

Operating income	28,247	23,891	54,313	49,989
Interest expense	6,618	5,923	13,008	11,681
Other income, net	(410)	(187)	(535)	(51)

Income before income taxes	22,039	18,155	41,840	38,359
Income tax expense	5,385	6,893	11,932	13,797

Net income	16,654	11,262	29,908	24,562
Less: Net income attributable to noncontrolling interests	84	—	84	—

Net income attributable to Multi-Color Corporation	$16,570	$11,262	$29,824	$24,562

Weighted average shares and equivalents outstanding:
Basic	16,722	16,531	16,690	16,506
Diluted	16,942	16,773	16,928	16,748

Basic earnings per common share	$0.99	$0.68	$1.79	$1.49
Diluted earnings per common share	$0.98	$0.67	$1.76	$1.47
Dividends per common share	$0.05	$0.05	$0.10	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$16,654	$11,262	$29,908	$24,562
Other comprehensive income (loss):
Unrealized foreign currency translation loss (1)	(19,083)	(22,134)	(11,510)	(18,960)
Unrealized gain on interest rate swaps, net of tax (2)	112	348	239	319

Total other comprehensive income (loss)	(18,971)	(21,786)	(11,271)	(18,641)

Comprehensive income (loss)	(2,317)	(10,524)	18,637	5,921
Less: Comprehensive income (loss) attributable to noncontrolling interests	(71)	—	(71)	—

Comprehensive income (loss) attributable to Multi-Color Corporation	$(2,246)	$(10,524)	$18,708	$5,921

(1)	The amount for the three months ended September 30, 2015 and 2014 includes a tax impact of $74 and $116, respectively, related to the settlement of foreign currency denominated loans. The amount for the six months ended September 30, 2015 and 2014 includes a tax impact of $(144) and $19, respectively, related to the settlement of foreign currency denominated loans.

(2)	Amount is net of tax of $(85) and $(221) for the three months ended September 30, 2015 and 2014, respectively, and $(155) and $(203) for the six months ended September 30, 2015 and 2014, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$29,343	$18,049
Accounts receivable, net of allowance of $2,219 and $2,101 at September 30, 2015 and March 31, 2015, respectively	126,505	111,092
Other receivables	5,802	5,396
Inventories, net	63,160	56,067
Deferred income tax assets	7,170	8,955
Prepaid expenses	15,776	6,490
Other current assets	2,534	1,923

Total current assets	250,290	207,972
Assets held for sale	1,289	2,963
Property, plant and equipment, net of accumulated depreciation of $152,193 and $139,237 at September 30, 2015 and March 31, 2015, respectively	216,194	190,078
Goodwill	393,214	368,221
Intangible assets, net	158,512	145,023
Deferred financing fees and other non-current assets	13,594	12,100
Deferred income tax assets	2,542	1,014

Total assets	$1,035,635	$927,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,619	$2,947
Accounts payable	76,512	62,821
Accrued expenses and other liabilities	45,981	42,253

Total current liabilities	125,112	108,021
Long-term debt	519,621	455,583
Deferred income tax liabilities	66,558	59,677
Other liabilities	15,794	14,617

Total liabilities	727,085	637,898
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 40,000 shares authorized, 17,069 and 16,906 shares issued at September 30, 2015 and March 31, 2015, respectively	1,043	1,027
Paid-in capital	148,027	141,723
Treasury stock, 288 and 267 shares at cost at September 30, 2015 and March 31, 2015, respectively	(10,131)	(8,768)
Retained earnings	242,617	214,463
Accumulated other comprehensive loss	(70,243)	(58,972)

Total stockholders’ equity attributable to Multi-Color Corporation	311,313	289,473
Noncontrolling interests	(2,763)	—

Total stockholders’ equity	308,550	289,473

Total liabilities and stockholders’ equity	$1,035,635	$927,371

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,908	$24,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,193	14,807
Amortization of intangible assets	6,402	5,823
Amortization of deferred financing costs	846	1,242
Impairment loss on fixed assets	18	621
Facility closure expenses related to impairment loss on fixed assets	742	5,208
Goodwill impairment	—	951
Gain on sale of Watertown facility	(476)	—
Net (gain) loss on disposal of property, plant and equipment	(68)	142
Net loss on interest rate swaps	8	—
Stock based compensation expense	1,513	1,076
Excess tax benefit from stock based compensation	(1,507)	(1,358)
Deferred income taxes, net	(1,280)	653
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	120	(5,100)
Inventories	(284)	(3,165)
Prepaid expenses and other assets	(9,580)	3,989
Accounts payable	4,241	2,259
Accrued expenses and other liabilities	(1,174)	135

Net cash provided by operating activities	44,622	51,845

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,968)	(18,047)
Investment in acquisitions, net of cash acquired	(76,630)	(1,389)
Proceeds from sale of Watertown facility	2,099	—
Proceeds from sale of property, plant and equipment	367	170

Net cash used in investing activities	(94,132)	(19,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	229,441	92,286
Payments under revolving lines of credit	(164,129)	(90,616)
Borrowings of long-term debt	642	1,896
Repayment of long-term debt	(6,332)	(22,180)
Payment of acquisition related contingent consideration and deferred payments	(221)	(10,916)
Proceeds from issuance of common stock	2,195	1,112
Excess tax benefit from stock based compensation	1,507	1,358
Debt issuance costs	(18)	—
Dividends paid	(1,669)	(1,643)

Net cash provided by (used in) financing activities	61,416	(28,703)

Effect of foreign exchange rate changes on cash	(612)	(283)

Net increase in cash and cash equivalents	11,294	3,593
Cash and cash equivalents, beginning of period	18,049	10,020

Cash and cash equivalents, end of period	$29,343	$13,613

See accompanying Notes to Condensed Consolidated Financial Statements.

See Note 15 for supplemental cash flow disclosures.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except per share data)

1.	Description of Business and Significant Accounting Policies

The Company

Multi-Color Corporation (Multi-Color, MCC, we, us, our or the Company), headquartered near Cincinnati, Ohio, is a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home & personal care, wine & spirit, food & beverage, healthcare and specialty consumer products. MCC serves international brand owners in North, Central and South America, Europe, Australia, New Zealand, South Africa, China and Southeast Asia with a comprehensive range of the latest label technologies in Pressure Sensitive, Glue-Applied (Cut and Stack), In-Mold, Shrink Sleeve and Heat Transfer.

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

The condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period balances have been reclassified to conform to current year classifications.

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

New Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the current requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2016. This update should be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This update does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Prior to the issuance of this ASU, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value less normal profit margin). For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only its net realizable value, and not to the three measures required by current guidance. This update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2017. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (NAV) per share as a practical expedient. This update is effective retrospectively for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, which for the Company is the year beginning April 1, 2016. The Company’s pension plan assets are measured at NAV. The adoption of this update will affect the Company’s disclosures related to the pension plan assets but will not have an effect on the Company’s Condensed Consolidated Statements of Income or Condensed Consolidated Balance Sheets.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under current accounting guidance, debt issuance costs are recognized as a deferred charge (an asset). The recognition and measurement of debt issuance costs are not affected by this update, only the presentation in the Condensed Consolidated Balance Sheet. This update is effective retrospectively for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2016.

In July 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As of September 30 and March 31, 2015, debt issuance costs, net of accumulated amortization, of approximately $8,800 and $9,600, respectively, were recognized in the condensed consolidated balance sheets, of which approximately $3,900 and $4,400, respectively, relate to our line-of-credit arrangements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides revised guidance for revenue recognition. The standard’s core principle is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance provides five steps that should be applied to achieve that core principle. In July 2015, the FASB deferred the effective date of this standard by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is the fiscal year beginning April 1, 2018. This update can be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s condensed consolidated financial statements.

No other new accounting pronouncement issued or effective during the six months ended September 30, 2015 had or is expected to have a material impact on the condensed consolidated financial statements.

Supply Chain Financing

During fiscal 2015, the Company entered into supply chain financing agreements with two of our customers. The receivables for both the agreements are sold without recourse to the customers’ banks and are accounted for as sales of accounts receivable. Gains and losses on the sale of these receivables are included in selling, general, and administrative expenses in the condensed consolidated statements of income, and losses of $86 and $165 were recorded for the three and six months ended September 30, 2015, respectively.

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

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended				Six Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	16,722	$0.99	16,531	$0.68	16,690	$1.79	16,506	$1.49
Effect of dilutive securities	220	(0.01)	242	(0.01)	238	(0.03)	242	(0.02)

Diluted EPS	16,942	$0.98	16,773	$0.67	16,928	$1.76	16,748	$1.47

The Company excluded 157 and 125 options to purchase shares in the three months ended September 30, 2015 and 2014, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 108 and 200 options to purchase shares in the six months ended September 30, 2015 and 2014, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

3.	Inventories

The Company’s inventories consisted of the following:

	September 30, 2015	March 31, 2015
Finished goods	$36,945	$31,797
Work-in-process	6,935	8,238
Raw materials	26,135	21,910

Total inventories, gross	70,015	61,945
Inventory reserves	(6,855)	(5,878)

Total inventories, net	$63,160	$56,067

4.	Debt

The components of the Company’s debt consisted of the following:

	September 30, 2015	March 31, 2015
6.125% Senior Notes, due December 1, 2022	$250,000	$250,000
U.S. Revolving Credit Facility, maturing November 21, 2019	246,000	182,300
Australian Revolving Sub-Facility, maturing November 21, 2019	21,686	20,691
Capital leases	1,850	3,315
Other subsidiary debt	2,704	2,224

Total debt	522,240	458,530
Less current portion of debt	(2,619)	(2,947)

Total long-term debt	$519,621	$455,583

The following is a schedule of future annual principal payments as of September 30, 2015:

	Debt	Capital Leases	Total
October 2015 - September 2016	$2,123	$496	$2,619
October 2016 - September 2017	334	409	743
October 2017 - September 2018	210	418	628
October 2018 - September 2019	37	428	465
October 2019 - September 2020	267,686	99	267,785
Thereafter	250,000	—	250,000

Total	$520,390	$1,850	$522,240

On November 21, 2014, the Company issued $250,000 aggregate principal amount of 6.125% Senior Notes due 2022 (the “Notes”). The Notes are unsecured senior obligations of the Company. Interest is payable on June 1st and December 1st of each year beginning June 1, 2015 until the maturity date of December 1, 2022. The Company’s obligations under the Notes are guaranteed by certain of the Company’s existing direct and indirect wholly-owned domestic subsidiaries that are guarantors under the Credit Agreement (defined below). In connection with the issuance of the Notes, the Company incurred debt issuance costs of $5,413 during fiscal 2015, which are being deferred and amortized over the eight year term of the Notes.

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

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.14% and 2.02% at September 30, 2015 and March 31, 2015, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.84% and 4.01% at September 30, 2015 and March 31, 2015, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of September 30, 2015, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $423 and $618 in interest expense for the three months ended September 30, 2015 and 2014, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $846 and $1,242 in interest expense for the six months ended September 30, 2015 and 2014, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at September 30, 2015 consisted of $213,237 under the U.S. Revolving Credit Facility and $18,314 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at September 30, 2015 in the amount of $9,518.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	September 30, 2015	March 31, 2015
Total minimum lease payments	$1,982	$3,545
Less amount representing interest	(132)	(230)

Present value of net minimum lease payments	1,850	3,315
Current portion	(496)	(1,355)

Capitalized lease obligations, less current portion	$1,354	$1,960

The capitalized leases carry interest rates from 2.70% to 4.65% and mature from fiscal 2016 to fiscal 2020.

5.	Major Customers

During the three months ended September 30, 2015 and 2014, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17% and 18%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

During the six months ended September 30, 2015 and 2014, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17% and 17%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

In addition, accounts receivable balances from The Procter & Gamble Company approximated 4% and 5% of the Company’s total accounts receivable balance at September 30, 2015 and March 31, 2015, respectively. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At September 30, 2015, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2011. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2010. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of its deferred tax assets. At the time of purchase of one of the Company’s foreign subsidiaries during fiscal year ended March 31, 2012, the Company established a valuation allowance against the subsidiary’s net deferred tax assets as a result of the historic cumulative loss position and inability to forecast income. Such valuation allowance has been adjusted quarterly based on operating results of the operations. During the quarter ended September 30, 2015, based on a cumulative income position, deferred tax liabilities that are expected to absorb a portion of the deferred tax assets, and sufficient projected future taxable income, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $1,691 are realizable. Therefore, the Company reduced the valuation allowance previously recorded accordingly.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of September 30, 2015 and March 31, 2015, the Company had liabilities of $6,322 and $4,045, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended September 30, 2015 and 2014, the Company recognized $167 and $122, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. During the six months ended September 30, 2015 and 2014, the Company recognized $283 and $275, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at September 30, 2015 and March 31, 2015 was $2,008 and $1,594, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three and six months ended September 30, 2015, the Company did not release any reserves, including interest and penalties, related to uncertain tax positions that have been settled or for which the statute of limitations has lapsed. The Company believes that it is reasonably possible that $1,873 of unrecognized tax benefits as of September 30, 2015 could be released within the next 12 months due to lapse of statutes of limitations and settlements of certain foreign and domestic income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $6,322.

7.	Financial Instruments

Interest Rate Swaps

The Company uses interest rate swap agreements (Swaps) to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties.

As of September 30, 2015, the Company has three forward starting non-amortizing Swaps with a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Agreement, which was 1.75% as of September 30, 2015.

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

The gains (losses) on the interest rate swaps recognized were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest rate swaps designated as hedging instruments:
Gain (loss) recognized in OCI (effective portion)	$—	$569	$—	$522
Interest rate swaps not designated as hedging instruments:
Loss reclassified from AOCI into earnings	$(197)	$—	$(394)	$—
Gain recognized in earnings	171	—	386	—

During the next 12 months, $723 of losses included in the September 30, 2015 AOCI balance are expected to be reclassified into interest expense. See Note 10 for additional information on the fair value of the Swaps.

Foreign Currency Forward Contracts

Foreign currency exchange risk arises from our international operations in Australia, Europe, South America, Mexico, Canada, China, Southeast Asia and South Africa as well as from transactions with customers or suppliers denominated in currencies other than the U.S. dollar. The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates. At times, the Company uses foreign currency forward contracts to minimize the impact of fluctuations in currency exchange rates.

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. As of September 30, 2015, the Company had two open contracts to fix the purchase price of two Euro denominated firm commitments for the purchase of a press and two open contracts related to intercompany loan payments. The contracts are not designated as hedging instruments; therefore, changes in the fair value of the contracts are immediately recognized in other income and expense in the condensed consolidated statements of income. See Note 10 for additional information on the fair value of these contracts.

The amount of gain (loss) on the foreign currency forward contracts not designated as hedging instruments recognized in the condensed consolidated statements of income was as follows:

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gain (loss) on foreign currency forward contracts	$46	$—	$488	$—
Gain (loss) on related hedged items	(46)	—	(488)	—

One contract to fix the purchase price in U.S. dollars of a Euro denominated firm commitment for the purchase of a press and other equipment settled during the six months ended September 30, 2015. The contract was designated as a fair value hedge and changes in the fair value of the contract were recorded in other income and expense in the condensed consolidated statements of income in the same period during which the related hedged item affected the condensed consolidated statements of income.

No gains or losses on foreign currency forward contracts designated as fair value hedges were recognized in the condensed consolidated statements of income during the three and six months ended September 30, 2015 and 2014.

8.	Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	September 30, 2015	March 31, 2015
Accrued payroll and benefits	$18,372	$20,953
Accrued income taxes	1,553	1,756
Professional fees	297	553
Accrued taxes other than income taxes	1,898	1,589
Deferred lease incentive	461	498
Accrued interest	5,350	5,554
Accrued severance	176	43
Customer rebates	2,230	2,352
Deferred press payments	742	3,190
Exit and disposal costs related to facility closures (1)	326	751
Deferred payments (2)	2,770	1,071
Deferred revenue	6,277	799
Other	5,529	3,144

Total accrued expenses and other liabilities	$45,981	$42,253

(1)	The balance at September 30, 2015 and March 31, 2015 consisted of a liability related to severance and other termination benefits and other associated costs for the Company’s facilities in Norway, Michigan and Watertown, Wisconsin. See Note 13.

(2)	The balance at September 30, 2015 and March 31, 2015 includes $912 and $859, respectively, related to the acquisition of Monroe Etiquette on October 1, 2010, which is deferred for five years after the closing date. The balance at September 30, 2015 includes $1,682 related to the acquisition of Flexo Print on August 1, 2013, which is deferred for three years after the closing date and $176 related to the acquisition of Mr. Labels on May 1, 2015, which is deferred for one year after the closing date. The balance at March 31, 2015 includes $212 related to the acquisition of Multiprint Labels Limited on July 1, 2014, which was deferred for one year after the closing date.

9.	Acquisitions

Super Enterprise Holdings Berhad (Super Label) Summary

On August 11, 2015, the Company acquired 90% of the shares of Super Label based in Kuala Lumpur, Malaysia, which is publicly listed on the Malaysian stock exchange. As of September 30, 2015, the Company owned 94.57% of Super Label. The Company plans to delist Super Label and compulsorily acquire the remaining shares by December 31, 2015. Super Label has operations in Malaysia, Indonesia, the Philippines, Thailand and China and produces home & personal care, food & beverage and specialty consumer products labels. This acquisition expands our presence in China and gives us access to new label markets in Southeast Asia.

The acquisition includes a 80% controlling interest in the label operations in Indonesia and a 60% controlling interest in certain legal entities in Malaysia and China. The results of Super Label’s operations were included in the Company’s condensed consolidated financial statements beginning on August 11, 2015.

The purchase price for Super Label consisted of the following:

Cash from proceeds of borrowings	$37,622
Net cash acquired	(6,262)

Total purchase price	$31,360

The cash portion of the purchase price was funded through borrowings under our Credit Agreement (see Note 4). Net cash acquired includes $8,436 of cash acquired less $2,174 of bank debt assumed. The Company spent $1,321 in acquisition expenses related to the Super Label acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income, $390 in the second quarter of fiscal 2016 and $931 in the first quarter of fiscal 2016.

Barat Group (Barat) Summary

On May 4, 2015, the Company acquired 100% of Barat based in Bordeaux, France. Barat operates four manufacturing facilities in Bordeaux and Burgundy, France, and the acquisition gives Multi-Color access to the label market in the Bordeaux wine region and expands our presence in Burgundy. The acquisition includes a 30% minority interest in Gironde Imprimerie Publicité, which is being accounted for under the cost method based upon Multi-Color’s inability to exercise significant influence over the business. The results of Barat’s operations were included in the Company’s condensed consolidated financial statements beginning on May 4, 2015.

The purchase price for Barat consisted of the following:

Cash from proceeds of borrowings	$47,813
Deferred payment	2,160

Purchase price, before cash acquired	49,973
Net cash acquired	(746)

Total purchase price	$49,227

The cash portion of the purchase price was funded through borrowings under our Credit Agreement (see Note 4). The purchase price included $2,160 due to the seller, which was paid during the three months ended September 30, 2015. Net cash acquired includes $4,444 of cash acquired less $3,698 of bank debt assumed related to capital leases. The Company spent $1,488 in acquisition expenses related to the Barat acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income: $65 in the second quarter of fiscal 2016, $751 in the first quarter of fiscal 2016, $467 in the fourth quarter of fiscal 2015 and $205 in the third quarter of fiscal 2015.

In conjunction with the acquisition of Barat, the Company recorded an indemnification asset of $1,115, which represents the seller’s obligation under the purchase agreement to indemnify Multi-Color for the outcome of potential contingent liabilities relating to uncertain tax positions.

Purchase Price Allocation and Other Items

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Super Label and Barat. The purchase price allocations may change in future periods as the fair value estimates of assets and liabilities (including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles, debt and noncontrolling interests) and the valuation of the related tax assets and liabilities are completed.

Based on fair value estimates, the purchase prices for Super Label and Barat have been allocated to individual assets acquired and liabilities assumed as follows:

	Super Label	Barat
Assets Acquired:
Net cash acquired	$6,262	$746
Accounts receivable	8,306	8,601
Inventories	4,571	2,863
Property, plant and equipment	17,434	6,752
Intangible assets	—	19,957
Goodwill	6,081	25,429
Other assets	813	3,098

Total assets acquired	43,467	67,446

Liabilities Assumed:
Accounts payable	4,614	3,182
Accrued income taxes payable	1,034	—
Accrued expenses and other liabilities	2,343	7,346
Deferred tax liabilities	698	6,945

Total liabilities assumed	8,689	17,473

Net assets acquired	34,778	49,973

Noncontrolling interests	2,844	—

Net assets acquired attributable to Multi-Color Corporation	$37,622	$49,973

The estimated fair value of identifiable intangible assets acquired and their estimated useful lives are as follows:

	Barat
	Fair Value	Useful Lives
Customer relationships	$18,954	20 years
Non-compete agreements	780	2 years
Trademarks	223	1 year

Total identifiable intangible assets	$19,957

Identifiable intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization. The weighted-average amortization period for identifiable intangible assets acquired in the Barat acquisition is 19 years.

The goodwill for Super Label is attributable to access to the label market in Malaysia, Indonesia, the Philippines and Thailand and the acquired workforce. The goodwill for Barat is attributable to access to the label market in the Bordeaux wine region and the acquired workforce. Goodwill arising from the Super Label and Barat acquisition is not deductible for income tax purposes.

Below is a roll forward of the goodwill acquired from the acquisition date to September 30, 2015:

	Super Label	Barat
Balance at acquisition date	$6,081	$25,429
Foreign exchange impact	(667)	66

Balance at September 30, 2015	$5,414	$25,495

The accounts receivable acquired as part of the Super Label acquisition had a fair value of $8,306 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $8,681 and the estimated contractual cash flows that are not expected to be collected are $375. The accounts receivable acquired as part of the Barat acquisition had a fair value of $8,601 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $8,679 and the estimated contractual cash flows that are not expected to be collected are $78.

The net revenues and net income of Super Label included in the condensed consolidated statement of income from the acquisition date through September 30, 2015 were $5,159 and $790, respectively. The net revenues and net loss of Barat included in the condensed consolidated statement of income during the three months ended September 30, 2015 were $7,298 and $114, respectively. The net revenues and net income of Barat included in the condensed consolidated statement of income from the acquisition date through September 30, 2015 were $13,615 and $275, respectively.

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three and six months ended September 30, 2015 and 2014 as if Super Label and Barat had been acquired as of the beginning of fiscal year 2015. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated or that may result in the future.

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net revenues	$223,973	$233,032	$454,682	$456,896
Net income attributable to Multi-Color	$16,892	$11,239	$32,252	$25,398
Diluted earnings per share	$1.00	$0.67	$1.91	$1.52

The following is a reconciliation of actual net revenues and net income attributable to Multi-Color Corporation to pro forma net revenues and net income:

	Three Months Ended				Six Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Net revenues	Net income	Net revenues	Net income	Net revenues	Net income	Net revenues	Net income
Multi-Color Corporation actual results	$219,784	$16,570	$213,041	$11,262	$437,704	$29,824	$416,180	$24,562
Acquired companies results	4,189	81	19,991	892	16,978	1,063	40,716	2,617
Pro forma adjustments	—	241	—	(915)	—	1,365	—	(1,781)

Pro forma results	$223,973	$16,892	$233,032	$11,239	$454,682	$32,252	$456,896	$25,398

The following table identifies the pro forma adjustments:

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Acquired companies financing costs	$—	$539	$150	$1,097
Acquisition transaction costs	457	—	2,140	—
Incremental depreciation and amortization	—	(281)	—	(572)
Incremental interest costs	(216)	(1,173)	(925)	(2,306)

Pro forma adjustments	$241	$(915)	$1,365	$(1,781)

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

Effective February 2, 2015, the Company acquired 100% of New Era Packaging (New Era) for $16,366 less net cash received of $1,741. New Era is based near Dublin, Ireland and specializes in labels for the healthcare, pharmaceutical and food industries. Effective January 5, 2015, the Company acquired 100% of Multi Labels Ltd. (Multi Labels) for $15,670 plus net debt assumed of $3,733. Multi Labels is based in Daventry, near London, England, and specializes in premium alcoholic beverage labels for spirits and imported wine. On July 1, 2014, the Company acquired 100% of Multiprint Labels Limited (Multiprint) based in Dublin, Ireland for $1,662 plus net debt assumed of $2,371. The purchase price includes $273 that was deferred for one year after the closing date, which was paid during the three months ended September 30, 2015. Multiprint specializes in pressure sensitive labels for the wine & spirit and beverage markets in Ireland and the UK. The results of operations of these acquired businesses have been included in the condensed consolidated financial statements since the date of acquisition and have been determined to be individually and collectively immaterial for purposes of further disclosure in this report.

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Mr. Labels, New Era, and Multi Labels. The purchase price allocations may change in future periods as the fair value estimates of assets and liabilities

(including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles and debt) and the valuation of the related tax assets and liabilities are completed.

On February 1, 2014, the Company acquired the assets of the DI-NA-CAL label business, based near Cincinnati, Ohio, from Graphic Packaging International, Inc., for $80,667. DI-NA-CAL operates manufacturing facilities near Cincinnati, Ohio and Greensboro, North Carolina and provides decorative label solutions primarily in the heat transfer label markets for home & personal care and food & beverage through long-standing relationships with blue chip national and multi-national customers. Upon closing, $8,067 of the purchase price was deposited into an escrow account and was to be released to the seller on the 18 month anniversary of the closing date in accordance with the provisions of the escrow agreement. During the three months ended September 30, 2015, all but $598 of the escrow amount was released to the seller. The escrow amount is to fund certain potential obligations of the seller with respect to the transaction. The Company spent $452 in acquisition expenses related to the DI-NA-CAL acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income, $1 in the fourth quarter of fiscal 2015, $44 in the second quarter of fiscal 2015, $102 in the first quarter of fiscal 2015 and $305 in the fourth quarter of fiscal 2014.

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

Derivative Financial Instruments

As of September 30, 2015, the Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 to convert variable interest rates on a portion of outstanding debt to fixed interest rates to minimize interest rate risk. Upon inception, the Swaps were designated as a cash flow hedge, and the Company adjusted the carrying value of these derivatives to their estimated fair value and recorded the adjustment in accumulated other comprehensive income (loss).

In conjunction with entering into the Credit Agreement on November 21, 2014 (see Note 4), the Company de-designated the Swaps as a cash flow hedge. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps are immediately recognized in interest expense. See Note 7 for additional information on the Swaps.

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. As of September 30, 2015, the Company had two open contracts to fix the purchase price of two Euro denominated firm commitments for the purchase of a press and two open contracts related to intercompany loan payments. The contracts are not designated as hedging instruments; therefore, changes in the fair value of the contracts are immediately recognized in other income and expense in the condensed consolidated statements of income. See Note 7 for additional information on the fair value of these contracts.

One contract to fix the purchase price in U.S. dollars of a Euro denominated firm commitment for the purchase of a press and other equipment settled during the six months ended September 30, 2015. The contract was designated as a fair value hedge and changes in the fair value of the contract were recorded in other income and expense in the condensed consolidated statements of income in the same period during which the related hedged item affected the condensed consolidated statements of income.

At September 30, 2015, the Company carried the following financial assets and liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	September 30, 2015	Level 1	Level 2	Level 3	Balance Sheet Location
Assets:
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$48	$—	$48	$—	Prepaid expenses
Liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$(1,082)	$—	$(1,082)	$—	Accrued expenses and other liabilities
Foreign currency forward contracts	(30)	—	(30)	—	Accrued expenses and other liabilities

Total liabilities	$(1,112)	$—	$(1,112)	$—

At March 31, 2015, the Company carried the following financial liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	March 31, 2015	Level 1	Level 2	Level 3	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign currency forward contract	$(470)	$—	$(470)	$—	Accrued expenses and other liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	(1,468)	—	(1,468)	—	Other long-term liabilities

Total liabilities	$(1,938)	$—	$(1,938)	$—

The Company values the Swaps using pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Other Fair Value Measurements

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and other long-lived assets and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values. During the three and six months ended September 30, 2015, the Company did not adjust goodwill or intangible assets to their fair values as a result of any impairment analyses. As a result of the impairment test during the fourth quarter of fiscal 2014, the Company recorded an estimated non-

cash goodwill impairment charge of $13,475 related to our Latin America Wine & Spirit (LA W&S) reporting unit. During the three months ended September 30, 2014, the Company finalized the fiscal 2014 impairment test and recorded an additional non-cash goodwill impairment charge of $951 for LA W&S. Goodwill and intangible assets are valued using Level 3 inputs.

As a result of the decision to close our manufacturing facility located in Greensboro, North Carolina, during the three months ended September 30, 2015 a non-cash fixed asset impairment charge of $742 was recorded, primarily to write off certain machinery and equipment that is not being transferred to other locations and will be abandoned. As a result of the decision to close our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin, during the three months ended September 30, 2014 a non-cash fixed asset impairment charge of $5,208 was recorded, primarily to write off certain machinery and equipment that was not transferred to other locations and was abandoned. These fixed asset impairment charges were recorded in facility closure expenses in the condensed consolidated statements of income. See Note 13 for further information on these facility closures.

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

The carrying value of cash and equivalents, accounts receivable, accounts payable and debt approximate fair value. The fair value of long-term debt is based on observable inputs, including quoted market prices (Level 2). The fair value of the Notes was $252,500 as of September 30, 2015.

11.	Stockholders’ Equity Items

Accumulated Other Comprehensive Loss

The changes in the Company’s accumulated other comprehensive loss by component consisted of the following:

	Foreign currency items	Gains and losses on cash flow hedges	Defined benefit pension and postretirement items	Total
Balance at March 31, 2015	$(57,880)	$(681)	$(411)	$(58,972)
OCI before reclassifications	(11,510)	—	—	(11,510)
Amounts reclassified from AOCI	—	239	—	239

Net current period OCI	(11,510)	239	—	(11,271)

Balance at September 30, 2015	$(69,390)	$(442)	$(411)	$(70,243)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended September 30, 2015	Six Months Ended September 30, 2015
Gains and losses on cash flow hedges:
Interest rate swaps (1)	$197	$394
Tax	(85)	(155)

Net of tax	$112	$239

(1)	Reclassified from AOCI into interest expense in the condensed consolidated statements of income. See Note 7.

No material amounts were reclassified out of accumulated other comprehensive loss into net income during the three and six months ended September 30, 2014.

Paid-in Capital

During the six months ended September 30, 2015, paid-in capital increased by $6,304 due to stock option exercises of $3,284, stock based compensation expense of $1,513 and the excess tax benefit from stock based compensation of $1,507.

12.	Goodwill and Intangible Assets

The changes in the Company’s goodwill consisted of the following:

Balance at March 31, 2015
Goodwill, gross	$381,308
Accumulated impairment losses	(13,087)

Goodwill, net	368,221
Acquisitions	32,390
Adjustments to prior year acquisitions	158
Currency translation	(7,555)

Balance at September 30, 2015
Goodwill, gross	404,992
Accumulated impairment losses	(11,778)

Goodwill, net	$393,214

During the three months ended September 30, 2015, goodwill increased by $13,015 related to the Barat acquisition, which occurred during the first quarter of fiscal 2016. The increase is primarily due to completion of the preliminary valuation of intangible assets of $19,957 offset by a decrease of $6,507 due to completion of the preliminary valuation of the related deferred tax assets and liabilities.

The Company’s intangible assets consisted of the following:

	September 30, 2015			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$197,397	$(42,573)	$154,824	$179,206	$(37,675)	$141,531
Technologies	1,248	(1,248)	—	1,325	(1,325)	—
Trademarks	1,102	(971)	131	849	(849)	—
Licensing intangible	2,053	(2,053)	—	1,972	(1,873)	99
Non-compete agreements	4,950	(1,472)	3,478	4,197	(900)	3,297
Lease intangible	135	(56)	79	129	(33)	96

Total	$206,885	$(48,373)	$158,512	$187,678	$(42,655)	$145,023

The amortization expense of intangible assets for the three months ended September 30, 2015 and 2014 was $3,499 and $2,902, respectively. The amortization expense of intangible assets for the six months ended September 30, 2015 and 2014 was $6,402 and $5,823, respectively.

13.	Facility Closures

Greensboro, North Carolina

On October 5, 2015, the Company announced plans to consolidate our manufacturing facility located in Greensboro, North Carolina into its other existing facilities. The transition has begun with final plant closure expected in the next several months.

As a result of the decision to close our Greensboro facility, as of September 30, 2015 the Company determined that it was more likely than not that certain fixed assets at the Greensboro facility would be sold or otherwise disposed of significantly before the end of their estimated useful lives. During the three months ended September 30, 2015, a non-cash impairment charge of $742 related to these assets was recorded in facility closure expenses in the condensed consolidated statements of income, primarily to write off certain machinery and equipment that is not being transferred to other locations and will be abandoned.

Norway, Michigan and Watertown, Wisconsin

On September 16, 2014, the Company decided to close our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin, subject to satisfactory completion of the customer qualification process. Due to available capacity, we transitioned the Norway and Watertown business to other North American facilities. On November 4, 2014, the Company communicated to employees its plans to close the Norway and Watertown facilities. Production at the facilities ceased during the fourth quarter of fiscal 2015. The land and building at the Norway facility were classified as held for sale as of September 30, 2015. The land and building at the Watertown facility were sold during the three months ended September 30, 2015, and a gain of $476 was recorded in facility closure expenses in the condensed consolidated statements of income.

Below is a summary of the exit and disposal costs related to the closure of the Norway and Watertown facilities:

	Total costs	Total costs incurred		Cumulative costs
	expected to be incurred	Three Months Ended September 30, 2015	Six Months Ended September 30, 2015	incurred as of September 30, 2015
Severance and other termination benefits	$2,100	$69	$178	$2,067
Contract termination costs	64	—	—	64
Other associated costs	1,000	122	266	857

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2015	Amounts Expensed	Amounts Paid	Balance at September 30, 2015
Accrued severance and other termination benefits	$747	178	(623)	$302
Other associated costs	$19	266	(256)	$29

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that is being moved from the Norway and Watertown facilities to other North American facilities and costs to maintain the facilities while held for sale.

The cumulative costs incurred in conjunction with the closure as of September 30, 2015 are $7,239, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the gain on sale of the Watertown facility and the exit and disposal costs above as well as a non-cash impairment charge related to property, plant and equipment (see Note 10), write-off of raw materials not transferred to other facilities, settlement to withdrawal from a multiemployer pension plan, curtailment and settlement expense related to a defined benefit pension plan and curtailment gain related to a postretirement health and welfare plan, net of proceeds from the sale of property, plant and equipment that was not transferred to other locations, which were incurred in facility closure expenses during fiscal 2015.

El Dorado Hills, California

On October 16, 2013, the Company announced plans to consolidate our manufacturing facility located in El Dorado Hills, California, into the Napa, California facility. The transition was completed in the fourth quarter of fiscal 2014. In connection with the closure of the El Dorado Hills facility, the Company recorded charges of $85 and $151 during the three and six months ended September 30, 2014, respectively, for employee termination benefits, including severance and relocation and other costs. The total costs incurred in connection with the closure were $1,294, which were recorded in facility closure expenses in the condensed consolidated statements of income.

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

15.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Six Months Ended
	September 30, 2015	September 30, 2014
Supplemental Disclosures of Cash Flow Information:
Interest paid	$12,082	$10,335
Income taxes paid, net of refunds	12,835	7,500
Supplemental Disclosures of Non-Cash Activities:
Capital expenditures incurred but not yet paid	$4,559	$1,053
Change in interest rate swap fair value	386	522

Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$106,097	$6,671
Liabilities assumed	(32,311)	(5,022)
Liabilities for deferred payments	—	(260)
Noncontrolling interests	2,844	—

Net cash paid	$76,630	$1,389

16.	Subsequent Events

On October 1, 2015, the Company acquired 100% of Supa Stik Labels (Supa Stik). Supa Stik is located in Perth, Western Australia and services the growing local wine, food & beverage and healthcare label markets.

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

Executive Overview

We are a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home & personal care, wine & spirit, food & beverage, healthcare and specialty consumer products. MCC serves international brand owners in North, Central and South America, Europe, Australia, New Zealand, South Africa, China and Southeast Asia with a comprehensive range of the latest label technologies in Pressure Sensitive, Glue-Applied (Cut and Stack), In-Mold, Shrink Sleeve and Heat Transfer.

Results of Operations

Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014:

Net Revenues

			$	%
	2015	2014	Change	Change

Net revenues	$219,784	$213,041	$6,743	3%

Net revenues increased 3% to $219,784 from $213,041 compared to the prior year quarter. Acquisitions occurring after the beginning of the second quarter of fiscal 2015 generated an 11% increase or $22,836, offset by an organic revenue decrease of 2% primarily due to lower sales in our North American consumer products markets. Foreign exchange rates, primarily driven by depreciation of the Euro and the Australian dollar, led to a 6% decrease in revenues quarter over quarter.

Cost of Revenues and Gross Profit

			$	%
	2015	2014	Change	Change

Cost of revenues	$172,653	$166,908	$5,745	3%
% of Net revenues	78.6%	78.3%

Gross profit	$47,131	$46,133	$998	2%
% of Net revenues	21.4%	21.7%

Cost of revenues increased 3% or $5,745 compared to the prior year quarter. Acquisitions occurring after the beginning of the second quarter of fiscal 2015 contributed $18,599 or 11% offset by unfavorable foreign exchange and lower organic revenues.

Gross profit increased $998 or 2% compared to the prior year quarter. Acquisitions occurring after the beginning of the second quarter of fiscal 2015 contributed $4,237 to the increase, partially offset by unfavorable foreign exchange of $1,885 and lower sales in the quarter. Gross margins were 21.4% of net revenues for the current year quarter compared to 21.7% in the prior year quarter.

Selling, General and Administrative Expenses and Facility Closure Expenses

			$	%
	2015	2014	Change	Change

Selling, general and administrative expenses	$18,412	$15,998	$2,414	15%
% of Net revenues	8.4%	7.5%

Facility closure expenses	$472	$5,293	$(4,821)	(91%)
% of Net revenues	0.2%	2.5%

Selling, general and administrative expenses increased $2,414 or 15% compared to the prior year quarter. Acquisitions occurring after the beginning of the second quarter of fiscal 2015 contributed $3,327 to the increase, partially offset by a decrease of $938 due to the favorable impact of foreign exchange rates. In the current year quarter, the Company incurred $589 of acquisition and integration expenses, compared to $105 in the prior year quarter.

Facility closure expenses were $472 in the current year quarter. In October 2015, the Company announced plans to consolidate its manufacturing facilities located in Greensboro, North Carolina into its other existing facilities. The transition has begun with final plant closure expected within the next several months. In connection with the closure of the Greensboro facility, the Company recorded a $742 non-cash charge related to asset impairments in the current quarter. During the current year quarter and prior year quarter, the Company also recorded facility closure expenses related to the previously announced closures of our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin.

Goodwill Impairment

			$	%
	2015	2014	Change	Change

Goodwill impairment	$—	$951	$(951)	(100%)

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

Interest Expense and Other Income, Net

			$	%
	2015	2014	Change	Change

Interest expense	$6,618	$5,923	$695	12%
Other income, net	$(410)	$(187)	$(223)	(119%)

Interest expense increased $695 or 12% compared to the prior year quarter primarily due to an increase in debt borrowings to finance acquisitions.

Other income, net was $(410) in the current quarter compared to $(187) in the prior year quarter. This was primarily due to gains and losses on foreign exchange.

Income Tax Expense

			$	%
	2015	2014	Change	Change

Income tax expense	$5,385	$6,893	$(1,508)	(22%)

Our effective tax rate decreased to 24% in the current year quarter from 38% in the prior year quarter primarily due to the release of a valuation allowance on a foreign deferred tax asset of $1,691.

Six Months Ended September 30, 2015 compared to the Six Months Ended September 30, 2014:

Net Revenues

			$	%
	2015	2014	Change	Change

Net revenues	$437,704	$416,180	$21,524	5%

Net revenues increased 5% to $437,704 from $416,180 in the six months ended September 30, 2014. Acquisitions occurring after the beginning of fiscal 2015 account for 9% of the increase or $40,143. Organic revenues increased 1% and foreign exchange rates, primarily driven by depreciation of the Euro and the Australian dollar, led to a 5% decrease in revenues compared to the six months ended September 30, 2014.

Cost of Revenues and Gross Profit

			$	%
	2015	2014	Change	Change

Cost of revenues	$343,738	$327,245	$16,493	5%
% of Net revenues	78.5%	78.6%

Gross profit	$93,966	$88,935	$5,031	6%
% of Net revenues	21.5%	21.4%

Cost of revenues increased 5% or $16,493 compared to the six months ended September 30, 2014 primarily due to acquisitions occurring after the beginning of fiscal 2015.

Gross profit increased $5,031 or 6% compared to the six months ended September 30, 2014. Acquisitions occurring after the beginning of fiscal 2015 contributed $8,041 being a 9% increase. Foreign exchange rates, primarily driven by depreciation of the Euro and the Australian dollar, led to a $3,610 or 4% decrease in gross profit compared to the six months ended September 30, 2014. Gross margins were 21.5% of net revenues in the six months ended September 30, 2015 compared to 21.4% in the six months ended September 30, 2014.

Selling, General and Administrative Expenses and Facility Closure Expenses

			$	%
	2015	2014	Change	Change

Selling, general and administrative expenses	$38,928	$32,636	$6,292	19%
% of Net revenues	8.9%	7.8%

Facility closure expenses	$725	$5,359	$(4,634)	(86%)
% of Net revenues	0.2%	1.3%

Selling, general and administrative expenses increased $6,292 or 19% compared to the six months ended September 30, 2014. Acquisitions occurring after the beginning of the fiscal 2015 contributed $5,284 to the increase, partially offset by a decrease of $1,927 due to the favorable impact of foreign exchange rates. In the current year, the Company incurred $2,559 of acquisition and integration expenses, compared to $337 in the six months ended September 30, 2014. The remaining increase primarily relates to professional fees and compensation expenses year over year.

Facility closure expenses were $725 primarily related to consolidation of our manufacturing facilities located in Greensboro, North Carolina, Norway, Michigan and Watertown, Wisconsin into our other North American facilities. During the six months ended September 30, 2014, the Company recorded $5,359 in facility closure expenses, $5,208 of which related to a non-cash fixed asset impairment charge for certain assets at our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin. An additional $151 in facility closure expenses were incurred in the prior year related to the fiscal 2014 closure of our manufacturing facility in El Dorado Hills, California.

Goodwill Impairment

			$	%
	2015	2014	Change	Change

Goodwill impairment	$—	$951	$(951)	(100%)

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

Interest Expense and Other Income, Net

			$	%
	2015	2014	Change	Change

Interest expense	$13,008	$11,681	$1,327	11%
Other income, net	$(535)	$(51)	$(484)	(949%)

Interest expense increased $1,327 or 11% compared to the six months ended September 30, 2014 primarily due to an increase in debt borrowings to finance acquisitions.

Other income, net was $(535) in the current year compared to $(51) in the six months ended September 30, 2014. This was primarily due to gains and losses on foreign exchange.

Income Tax Expense

			$	%
	2015	2014	Change	Change

Income tax expense	$11,932	$13,797	$(1,865)	(14%)

Our effective tax rate decreased to 29% in the six months ended September 30, 2015 from 36% in the six months ended September 30, 2014 primarily due to the release of a valuation allowance on a foreign deferred tax asset of $1,691.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the six months ended September 30, 2015, net cash provided by operating activities was $44,622 compared to $51,845 in the same period of the prior year. Net income adjusted for non-cash expenses consisting primarily of depreciation and amortization was $51,299 in the current year compared to $53,727 in the same period of the prior year. In addition, the prior year includes add-backs for non-cash charges related to the impairment of long-lived assets and goodwill of $5,829 and $951, respectively. Our use of operating assets and liabilities of $6,677 in 2015 decreased from a use of $1,882 in the prior year.

Through the six months ended September 30, 2015, net cash used in investing activities was $94,132 compared to $19,266 in the same period of the prior year. Cash used in investing activities was $76,630 related to acquisitions in the current year and $1,389 in the prior year related to the acquisition of Multiprint. The remaining net usage of $17,502 in the current year and $17,877 in the prior year were capital expenditure related, primarily for the purchase of presses, net of various sales proceeds. Capital expenditures were primarily funded by cash flows from operations.

Through the six months ended September 30, 2015, net cash provided by financing activities was $61,416, which included $59,622 of net debt borrowings (primarily used to finance acquisitions) $3,702 of proceeds from various stock transactions, and $221 related to a contingent consideration payment related to the Multiprint acquisition, offset by dividends paid of $1,669.

Through the six months ended September 30, 2014, net cash used in financing activities was $28,703, which consisted of $18,614 of net debt payments, and $2,470 of proceeds from various stock transactions, offset by dividends paid of $1,643. Financing activities in the prior year also include $10,916 in contingent consideration payments related to the John Watson and Labelgraphics acquisitions.

Capital Resources

On November 21, 2014, the Company issued $250,000 aggregate principal amount of 6.125% Senior Notes due 2022 (the “Notes”). The Notes are unsecured senior obligations of the Company. Interest is payable on June 1st and December 1st of each year beginning June 1, 2015 until the maturity date of December 1, 2022. The Company’s obligations under the Notes are guaranteed by certain of the Company’s existing direct and indirect wholly-owned domestic subsidiaries that are guarantors under the Credit Agreement (defined below). In connection with the issuance of the Notes, the Company incurred debt issuance costs of $5,413 during fiscal 2015, which are being deferred and amortized over the eight year term of the Notes.

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

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.14% and 2.02% at September 30, 2015 and March 31, 2015, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.84% and 4.01% at September 30, 2015 and March 31, 2015, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of September 30, 2015, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $423 and $618 in interest expense for the three months ended September 30, 2015 and 2014, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $846 and $1,242 in interest expense for the six months ended September 30, 2015 and 2014, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at September 30, 2015 consisted of $213,237 under the U.S. Revolving Credit Facility and $18,314 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at September 30, 2015 in the amount of $9,518.

Cash flows provided by operating activities and borrowings have historically supplied us with a significant source of liquidity. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We had a working capital position of $125,178 and $99,951 at September 30, 2015 and March 31, 2015, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2015:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$520,390	$2,123	$334	$210	$37	$267,686	$250,000
Capital leases	1,850	496	409	418	428	99	—
Interest on long-term debt (1)	133,963	23,411	21,494	20,548	19,261	15,987	33,262
Rent due under operating leases	66,452	13,109	10,775	8,764	7,500	6,924	19,380
Unconditional purchase obligations	13,636	13,624	12	—	—	—	—
Pension and post retirement obligations	375	—	—	1	13	14	347
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	3,410	2,845	—	—	565	—	—

Total contractual obligations	$740,076	$55,608	$33,024	$29,941	$27,804	$290,710	$302,989

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of September 30, 2015.

(2)	The table excludes $6,322 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Recent Acquisitions

On August 11, 2015, the Company acquired 90% of the shares of Super Label based in Kuala Lumpur, Malaysia, which is publicly listed on the Malaysian stock exchange for $37,622 less net cash acquired of $6,262. As of September 30, 2015, the Company owned 94.57% of Super Label. The Company plans to delist Super Label and compulsorily acquire the remaining shares by December 31, 2015. Super Label has operations in Malaysia, Indonesia, the Philippines, Thailand and China and produces home & personal care, food & beverage and specialty consumer products labels. This acquisition expands our presence in China and gives us access to new label markets in Southeast Asia.

On May 4, 2015, the Company acquired 100% of Barat Group (Barat) based in Bordeaux, France for $49,973 less net cash acquired of $746. Barat operates four manufacturing facilities in Bordeaux and Burgundy, France, and the acquisition gives Multi-Color access to the label market in the Bordeaux wine region and expands our presence in Burgundy.

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

On July 1, 2014, the Company acquired Multiprint Labels Limited (Multiprint) based in Dublin, Ireland for $1,662 plus net debt assumed of $2,371. The purchase price includes $273 that was deferred for one year after the closing date. Multiprint specializes in pressure sensitive labels for the wine & spirit and beverage markets in Ireland and the UK.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015 due to the material weaknesses identified in our internal control over financial reporting described below.

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

The Company has begun implementing changes to its internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses. Since the end of the fiscal year, we have taken steps, including the following, to remediate the material weaknesses described above:

•	we have engaged third party consultants to assist management with the identification, documentation and testing of additional controls in order to improve the internal control environment;

•	we have created a number of new finance and accounting positions, specifically related to compliance and monitoring activities, in order to achieve effective execution and testing of the controls described above;

•	we are transitioning certain of our information technology functions to our preferred information technology platforms; and

•	we continue to consider and develop additional remediation plans to address the material weaknesses described above.

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weaknesses identified. However, as we are still in the process of assessing and implementing these measures, the identified material weaknesses have not been fully remediated as of September 30, 2015. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weaknesses’ impact to the consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, financial results of operations and cash flows as of and for the six months ended September 30, 2015. Based on these additional procedures and assessment, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

Item 6. Exhibits

10.1	First Amendment to Amended and Restated Credit Agreement, made and entered into as of October 28, 2015, by and among Multi-Color Corporation, Collotype International Holdings Pty Limited, the Approving Lenders, certain Subsidiaries of Multi-Color Corporation and Bank of America, N.A.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: November 9, 2015	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial Officer, Secretary