Form 10-Q
period 2015-12-31
MULTI COLOR Corp
filed 2016-02-09
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Common shares, no par value – 16,802,189 (as of January 31, 2016)

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

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net revenues	$206,028	$189,127	$643,732	$605,307
Cost of revenues	166,418	148,973	510,156	476,218

Gross profit	39,610	40,154	133,576	129,089
Selling, general and administrative expenses	20,423	15,978	59,351	48,614
Facility closure expenses	1,790	1,915	2,515	7,274
Goodwill impairment	—	—	—	951

Operating income	17,397	22,261	71,710	72,250
Interest expense	6,102	8,147	19,110	19,828
Other expense (income), net	650	(213)	115	(264)

Income before income taxes	10,645	14,327	52,485	52,686
Income tax expense	1,008	4,784	12,940	18,581

Net income	9,637	9,543	39,545	34,105
Less: Net income attributable to noncontrolling interests	9	—	93	—

Net income attributable to Multi-Color Corporation	$9,628	$9,543	$39,452	$34,105

Weighted average shares and equivalents outstanding:
Basic	16,772	16,564	16,728	16,571
Diluted	16,963	16,837	16,945	16,853

Basic earnings per common share	$0.57	$0.58	$2.36	$2.06
Diluted earnings per common share	$0.57	$0.57	$2.33	$2.02
Dividends per common share	$0.05	$0.05	$0.15	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net income	$9,637	$9,543	$39,545	$34,105
Other comprehensive income (loss):
Unrealized foreign currency translation loss (1)	(7,434)	(15,792)	(18,944)	(34,752)
Unrealized gain on interest rate swaps, net of tax (2)	156	100	395	419
Additional minimum pension liability, net of tax (3)	—	(38)	—	(38)

Total other comprehensive income (loss)	(7,278)	(15,730)	(18,549)	(34,371)

Comprehensive income (loss)	2,359	(6,187)	20,996	(266)
Less: Comprehensive income (loss) attributable to noncontrolling interests	21	—	(50)	—

Comprehensive income (loss) attributable to Multi-Color Corporation	$2,338	$(6,187)	$21,046	$(266)

(1)	The amount for the three months ended December 31, 2015 and 2014 includes a tax impact of $134 and $229, respectively, related to the settlement of foreign currency denominated intercompany loans. The amount for the nine months ended December 31, 2015 and 2014 includes a tax impact of $(10) and $248, respectively, related to the settlement of foreign currency denominated intercompany loans.

(2)	Amount is net of tax of $(41) and $(97) for the three months ended December 31, 2015 and 2014, respectively, and $(196) and $(300) for the nine months ended December 31, 2015 and 2014, respectively.

(3)	Amount is net of tax of $24 for the three and nine months ended December 31, 2014.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	December 31, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$27,982	$18,049
Accounts receivable, net of allowance of $2,185 and $2,101 at December 31, 2015 and March 31, 2015, respectively	116,668	111,092
Other receivables	7,453	5,396
Inventories, net	63,203	56,067
Deferred income tax assets	6,627	8,955
Prepaid expenses	19,582	6,490
Other current assets	2,798	1,923

Total current assets	244,313	207,972
Assets held for sale	748	2,963
Property, plant and equipment, net of accumulated depreciation of $158,764 and $139,237 at December 31, 2015 and March 31, 2015, respectively	214,169	190,078
Goodwill	401,216	368,221
Intangible assets, net	156,836	145,023
Deferred financing fees and other non-current assets	12,824	12,100
Deferred income tax assets	2,561	1,014

Total assets	$1,032,667	$927,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,466	$2,947
Accounts payable	77,214	62,821
Accrued expenses and other liabilities	41,421	42,253

Total current liabilities	120,101	108,021
Long-term debt	513,808	455,583
Deferred income tax liabilities	66,687	59,677
Other liabilities	14,442	14,617

Total liabilities	715,038	637,898
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 40,000 shares authorized, 17,095 and 16,906 shares issued at December 31, 2015 and March 31, 2015, respectively	1,045	1,027
Paid-in capital	149,685	141,723
Treasury stock, 293 and 267 shares at cost at December 31, 2015 and March 31, 2015, respectively	(10,553)	(8,768)
Retained earnings	251,403	214,463
Accumulated other comprehensive loss	(77,378)	(58,972)

Total stockholders’ equity attributable to Multi-Color Corporation	314,202	289,473
Noncontrolling interests	3,427	—

Total stockholders’ equity	317,629	289,473

Total liabilities and stockholders’ equity	$1,032,667	$927,371

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares Issued	Amount
March 31, 2015	16,906	$1,027	$141,723	$(8,768)	$214,463	$(58,972)		$289,473
Net income					39,452		93	39,545
Other comprehensive income (loss)						(18,406)	(143)	(18,549)
Acquisitions							3,477	3,477
Issuance of common stock	174	18	3,721					3,739
Excess tax benefit from stock based compensation			1,966					1,966
Restricted stock grant	15							—
Share-based compensation			2,275					2,275
Shares acquired under employee plans				(1,785)				(1,785)
Common stock dividends					(2,512)			(2,512)

December 31, 2015	17,095	$1,045	$149,685	$(10,553)	$251,403	$(77,378)	$3,427	$317,629

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,545	$34,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,644	22,347
Amortization of intangible assets	9,633	8,653
Amortization of deferred financing costs	1,269	1,774
Loss on write-off of deferred financing fees	—	2,056
Impairment loss on fixed assets	59	621
Facility closure expenses related to impairment loss on fixed assets	1,373	5,208
Goodwill impairment	—	951
Gain on sale of Watertown facility	(476)	—
Net loss on disposal of property, plant and equipment	75	152
Net (gain) loss on interest rate swaps	(312)	108
Stock based compensation expense	2,275	1,535
Excess tax benefit from stock based compensation	(1,966)	(2,076)
Deferred income taxes, net	(60)	2,876
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	9,222	2,738
Inventories	(523)	(6,000)
Prepaid expenses and other assets	(15,148)	(387)
Accounts payable	7,636	(5,796)
Accrued expenses and other liabilities	(5,592)	907

Net cash provided by operating activities	70,654	69,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,171)	(22,673)
Investment in acquisitions, net of cash acquired	(83,896)	(1,389)
Proceeds from sale of Watertown facility	2,099	—
Proceeds from sale of property, plant and equipment	413	412

Net cash used in investing activities	(109,555)	(23,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	291,810	237,919
Payments under revolving lines of credit	(235,591)	(147,725)
Borrowings of long-term debt	674	251,896
Repayment of long-term debt	(7,385)	(366,272)
Payment of acquisition related contingent consideration and deferred payments	(1,141)	(10,916)
Proceeds from issuance of common stock	2,363	1,680
Excess tax benefit from stock based compensation	1,966	2,076
Debt issuance costs	(18)	(7,472)
Dividends paid	(2,512)	(2,473)

Net cash provided by (used in) financing activities	50,166	(41,287)

Effect of foreign exchange rate changes on cash	(1,332)	(798)

Net increase in cash and cash equivalents	9,933	4,037
Cash and cash equivalents, beginning of period	18,049	10,020

Cash and cash equivalents, end of period	$27,982	$14,057

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

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2015-17, “Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position. This update requires that deferred tax liabilities and assets be classified as noncurrent. This update is effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those years, which for the Company is the fiscal year beginning April 1, 2017. This update may be applied either prospectively or retrospectively. This update will impact the presentation, but not the measurement, of deferred tax liabilities and assets and is not expected to be material to the Condensed Consolidated Balance Sheet.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This update does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Prior to the issuance of this ASU, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value less normal profit margin). For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only its net realizable value, and not to the three measures required by current guidance. This update is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2017. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. As of December 31 and March 31, 2015, debt issuance costs, net of accumulated amortization, of approximately $8,400 and $9,600, respectively, were recognized in the condensed consolidated balance sheets, of which approximately $3,800 and $4,400, respectively, relate to our line-of-credit arrangements. The Company is currently in the process of evaluating the impact of the adoption of ASU 2015-03 and 2015-15 on the Company’s condensed consolidated financial statements.

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

No other new accounting pronouncement issued or effective during the nine months ended December 31, 2015 had or is expected to have a material impact on the condensed consolidated financial statements.

Supply Chain Financing

During fiscal 2015, the Company entered into supply chain financing agreements with two of our customers. The receivables for both the agreements are sold without recourse to the customers’ banks and are accounted for as sales of accounts receivable. Gains and losses on the sale of these receivables are included in selling, general, and administrative expenses in the condensed consolidated statements of income, and losses of $89 and $254 were recorded for the three and nine months ended December 31, 2015, respectively.

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

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended				Nine Months Ended
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	16,772	$0.57	16,564	$0.58	16,728	$2.36	16,571	$2.06
Effect of dilutive securities	191	—	273	(0.01)	217	(0.03)	282	(0.04)

Diluted EPS	16,963	$0.57	16,837	$0.57	16,945	$2.33	16,853	$2.02

The Company excluded 157 and 1 options to purchase shares in the three months ended December 31, 2015 and 2014, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 108 and 94 options to purchase shares in the nine months ended December 31, 2015 and 2014, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

3.	Inventories

The Company’s inventories consisted of the following:

	December 31, 2015	March 31, 2015
Finished goods	$38,383	$31,797
Work-in-process	6,277	8,238
Raw materials	25,549	21,910

Total inventories, gross	70,209	61,945
Inventory reserves	(7,006)	(5,878)

Total inventories, net	$63,203	$56,067

4.	Debt

The components of the Company’s debt consisted of the following:

	December 31, 2015	March 31, 2015
6.125% Senior Notes, due December 1, 2022	$250,000	$250,000
U.S. Revolving Credit Facility, maturing November 21, 2019	231,000	182,300
Australian Revolving Sub-Facility, maturing November 21, 2019	28,492	20,691
Capital leases	3,846	3,315
Other subsidiary debt	1,936	2,224

Total debt	515,274	458,530
Less current portion of debt	(1,466)	(2,947)

Total long-term debt	$513,808	$455,583

The following is a schedule of future annual principal payments as of December 31, 2015:

	Debt	Capital Leases	Total
January 2016 - December 2016	$605	$861	$1,466
January 2017 - December 2017	1,198	1,051	2,249
January 2018 - December 2018	115	789	904
January 2019 - December 2019	259,510	793	260,303
January 2020 - December 2020	—	352	352
Thereafter	250,000	—	250,000

Total	$511,428	$3,846	$515,274

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

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.32% and 2.02% at December 31, 2015 and March 31, 2015, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.86% and 4.01% at December 31, 2015 and March 31, 2015, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of December 31, 2015, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $423 and $532 in interest expense for the three months ended December 31, 2015 and 2014, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $1,269 and $1,774 in interest expense for the nine months ended December 31, 2015 and 2014, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at December 31, 2015 consisted of $228,237 under the U.S. Revolving Credit Facility and $11,508 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at December 31, 2015 in the amount of $9,317.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	December 31, 2015	March 31, 2015
Total minimum lease payments	$4,314	$3,545
Less amount representing interest	(468)	(230)

Present value of net minimum lease payments	3,846	3,315
Current portion	(861)	(1,355)

Capitalized lease obligations, less current portion	$2,985	$1,960

The capitalized leases carry interest rates from 3.41% to 7.31% and mature from fiscal 2016 to fiscal 2021.

5.	Major Customers

During the three months ended December 31, 2015 and 2014, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17% and 19%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

During the nine months ended December 31, 2015 and 2014, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 16% and 18%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

In addition, accounts receivable balances from The Procter & Gamble Company approximated 4% and 5% of the Company’s total accounts receivable balance at December 31, 2015 and March 31, 2015, respectively. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At December 31, 2015, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2013. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2010. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of December 31, 2015 and March 31, 2015, the Company had liabilities of $5,142 and $4,045, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended December 31, 2015 and 2014, the Company recognized $(409) and $129, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. During the nine months ended December 31, 2015 and 2014, the Company recognized $(126) and $404, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at December 31, 2015 and March 31, 2015 was $1,615 and $1,594, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three and nine months ended December 31, 2015, the Company released $1,582 of reserves, including interest and penalties, related to uncertain tax positions that have been settled or for which the statute of limitations has lapsed. The Company believes that it is reasonably possible that $1,235 of unrecognized tax benefits as of December 31, 2015 could be released within the next 12 months due to lapse of statutes of limitations and settlements of certain foreign and domestic income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $5,142.

7.	Financial Instruments

Interest Rate Swaps

The Company uses interest rate swap agreements (Swaps) to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties.

As of December 31, 2015, the Company has three forward starting non-amortizing Swaps with a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Agreement, which was 1.75% as of December 31, 2015.

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

The gains (losses) on the interest rate swaps recognized were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Interest rate swaps designated as hedging instruments:
Gain (loss) recognized in OCI (effective portion)	$—	$—	$—	$522
Interest rate swaps not designated as hedging instruments:
Loss reclassified from AOCI into earnings	$(197)	$(197)	$(591)	$(197)
Gain recognized in earnings	517	89	903	89

During the next 12 months, $526 of losses included in the December 31, 2015 AOCI balance are expected to be reclassified into interest expense. See Note 10 for additional information on the fair value of the Swaps.

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

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. As of December 31, 2015, the Company had two open contracts related to intercompany loan payments. The contracts are not designated as hedging instruments; therefore, changes in the fair value of the contracts are immediately recognized in other income and expense in the condensed consolidated statements of income. See Note 10 for additional information on the fair value of these contracts.

Two contracts to fix the purchase price in U.S. dollars of a Euro denominated firm commitment for the purchase of a press and other equipment settled during the nine months ended December 31, 2015. The contracts were designated as a fair value hedge and changes in the fair value of the contract were recorded in other income and expense in the condensed consolidated statements of income in the same period during which the related hedged item affected the condensed consolidated statements of income.

The amount of gain (loss) on the foreign currency forward contracts recognized in the condensed consolidated statements of income was as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Foreign currency forward contracts designated as hedging instruments:
Gain (loss) on foreign currency forward contracts	$—	$(130)	$—	$(130)
Gain (loss) on related hedged items	—	130	—	130
Foreign currency forward contracts not designated as hedging instruments:
Gain (loss) on foreign currency forward contracts	$5	$—	$493	$—
Gain (loss) on related hedged items	(6)	—	(494)	—

8.	Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	December 31, 2015	March 31, 2015
Accrued payroll and benefits	$16,993	$20,953
Accrued income taxes	1,865	1,756
Professional fees	1,564	553
Accrued taxes other than income taxes	1,563	1,589
Deferred lease incentive	438	498
Accrued interest	1,447	5,554
Accrued severance	254	43
Customer rebates	2,390	2,352
Deferred press payments	857	3,190
Exit and disposal costs related to facility closures (1)	629	751
Deferred payments (2)	1,873	1,071
Deferred revenue	6,869	799
Other	4,679	3,144

Total accrued expenses and other liabilities	$41,421	$42,253

(1)	The balance at December 31, 2015 consisted of liabilities related to severance and other termination benefits and other associated costs for the Company’s facilities in Greensboro, North Carolina, Dublin, Ireland, Norway, Michigan and Watertown, Wisconsin. The balance at March 31, 2015 consisted of a liability related to severance and other termination benefits and other associated costs for the Company’s facilities in Norway, Michigan and Watertown, Wisconsin. See Note 13.

(2)	The balance at December 31, 2015 includes $1,691 related to the acquisition of Flexo Print on August 1, 2013, which is deferred for three years after the closing date and $182 related to the acquisition of Mr. Labels on May 1, 2015, which is deferred for one year after the closing date. The balance at March 31, 2015 includes $212 related to the acquisition of Multiprint Labels Limited on July 1, 2014, which was deferred for one year after the closing date and $859 related to the acquisition of Monroe Etiquette on October 1, 2010, which was deferred for five years after the closing date.

9.	Acquisitions

Super Enterprise Holdings Berhad (Super Label) Summary

On August 11, 2015, the Company acquired 90% of the shares of Super Label based in Kuala Lumpur, Malaysia, which was publicly listed on the Malaysian stock exchange. As of September 30, 2015, the Company owned 94.57% of Super Label. During the three months ended December 31, 2015, the Company delisted Super Label and compulsorily acquired the remaining shares. Super Label has operations in Malaysia, Indonesia, the Philippines, Thailand and China and produces home & personal care, food & beverage and specialty consumer products labels. This acquisition expands our presence in China and gives us access to new label markets in Southeast Asia.

The acquisition includes an 80% controlling interest in the label operations in Indonesia and a 60% controlling interest in certain legal entities in Malaysia and China. The results of Super Label’s operations were included in the Company’s condensed consolidated financial statements beginning on August 11, 2015.

The purchase price for Super Label consisted of the following:

Cash from proceeds of borrowings	$39,782
Net cash acquired	(6,045)

Total purchase price	$33,737

The cash portion of the purchase price was funded through borrowings under our Credit Agreement (see Note 4). Net cash acquired includes $8,167 of cash acquired less $2,122 of bank debt assumed. The Company spent $1,426 in acquisition expenses related to the Super Label acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income, $105 in the third quarter of fiscal 2016, $390 in the second quarter of fiscal 2016 and $931 in the first quarter of fiscal 2016.

Barat Group (Barat) Summary

On May 4, 2015, the Company acquired 100% of Barat based in Bordeaux, France. Barat operates four manufacturing facilities in Bordeaux and Burgundy, France, and the acquisition gives the Company access to the label market in the Bordeaux wine region and expands our presence in Burgundy. The acquisition includes a 30% minority interest in Gironde Imprimerie Publicité, which is being accounted for under the cost method based upon Multi-Color’s inability to exercise significant influence over the business. The results of Barat’s operations were included in the Company’s condensed consolidated financial statements beginning on May 4, 2015.

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

Based on fair value estimates, the purchase prices for Super Label and Barat have been allocated to individual assets acquired and liabilities assumed as follows:

	Super Label	Barat
Assets Acquired:
Net cash acquired	$6,045	$746
Accounts receivable	8,564	8,489
Inventories	4,620	2,863
Property, plant and equipment	17,401	6,779
Intangible assets	—	19,957
Goodwill	14,095	25,522
Other assets	1,072	3,098

Total assets acquired	51,797	67,454

Liabilities Assumed:
Accounts payable	5,071	3,182
Accrued income taxes payable	1,032	—
Accrued expenses and other liabilities	1,753	7,401
Deferred tax liabilities	682	6,898

Total liabilities assumed	8,538	17,481

Net assets acquired	43,259	49,973

Noncontrolling interests	(3,477)	—

Net assets acquired attributable to Multi-Color Corporation	$39,782	$49,973

The estimated fair value of identifiable intangible assets acquired and their estimated useful lives are as follows:

	Barat
	Fair Value	Useful Lives
Customer relationships	$18,954	20 years
Non-compete agreements	780	2 years
Trademarks	223	1 year

Total identifiable intangible assets	$19,957

Identifiable intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization. The weighted-average amortization period for identifiable intangible assets acquired in the Barat acquisition is 19 years.

The goodwill for Super Label is attributable to access to the label market in Malaysia, Indonesia, the Philippines and Thailand and the acquired workforce. The goodwill for Barat is attributable to access to the label market in the Bordeaux wine region and the acquired workforce. Goodwill arising from the Super Label and Barat acquisitions is not deductible for income tax purposes.

Below is a roll forward of the goodwill acquired from the acquisition date to December 31, 2015:

	Super Label	Barat
Balance at acquisition date	$14,095	$25,522
Foreign exchange impact	(973)	(659)

Balance at December 31, 2015	$13,122	$24,863

The accounts receivable acquired as part of the Super Label acquisition had a fair value of $8,564 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $8,809 and the estimated contractual cash flows that are not expected to be collected are $245. The accounts receivable acquired as part of the Barat acquisition had a fair value of $8,489 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $8,679 and the estimated contractual cash flows that are not expected to be collected are $190.

The net revenues and net income of Super Label included in the condensed consolidated statement of income for the three months ended December 31, 2015 were $9,305 and $311, respectively. The net revenues and net income of Super Label included in the condensed consolidated statement of income from the acquisition date through December 31, 2015 were $14,464 and $1,101, respectively. The net revenues and net loss of Barat included in the condensed consolidated statement of income during the three months ended December 31, 2015 were $7,153 and $95, respectively. The net revenues and net income of Barat included in the condensed consolidated statement of income from the acquisition date through December 31, 2015 were $20,768 and $180, respectively.

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three and nine months ended December 31, 2015 and 2014 as if Super Label and Barat had been acquired as of the beginning of fiscal year 2015. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated or that may result in the future.

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net revenues	$206,028	$207,447	$660,710	$664,343
Net income attributable to Multi-Color	$9,733	$8,285	$41,985	$33,683
Diluted earnings per share	$0.57	$0.49	$2.48	$2.00

The following is a reconciliation of actual net revenues and net income attributable to Multi-Color Corporation to pro forma net revenues and net income:

	Three Months Ended				Nine Months Ended
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	Net revenues	Net income	Net revenues	Net income	Net revenues	Net income	Net revenues	Net income
Multi-Color Corporation actual results	$206,028	$9,628	$189,127	$9,543	$643,732	$39,452	$605,307	$34,105
Acquired companies results	—	—	18,320	(308)	16,978	1,063	59,036	2,309
Pro forma adjustments	—	105	—	(950)	—	1,470	—	(2,731)

Pro forma results	$206,028	$9,733	$207,447	$8,285	$660,710	$41,985	$664,343	$33,683

The following table identifies the pro forma adjustments:

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Acquired companies financing costs	$—	$508	$150	$1,605
Acquisition transaction costs	105	—	2,245	—
Incremental depreciation and amortization	—	(265)	—	(836)
Incremental interest costs	—	(1,193)	(925)	(3,500)

Pro forma adjustments	$105	$(950)	$1,470	$(2,731)

Other Acquisition Activity

On October 1, 2015, the Company acquired 100% of Supa Stik Labels (Supa Stik) for $6,787 less net cash acquired of $977. Supa Stik is located in Perth, West Australia and services the local wine, food & beverage and healthcare label markets. The purchase price includes $622 that is deferred for two years after the closing date. Effective May 1, 2015, the Company acquired 100% of Mr. Labels in Brisbane, Queensland Australia for $2,110. The purchase price includes $196 that is deferred until the first anniversary of the closing date. Mr. Labels provides labels primarily to food and beverage customers. The results of operations of these acquired businesses have been included in the condensed consolidated financial statements since the respective dates of acquisition and have been determined to be immaterial for purposes of further disclosure in this report.

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Supa Stik. The purchase price allocation may change in future periods as the fair value estimates of assets and liabilities (including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles and debt) and the valuation of the related tax assets and liabilities are completed.

Effective February 2, 2015, the Company acquired 100% of New Era Packaging (New Era) for $16,366 less net cash acquired of $1,741. New Era is based near Dublin, Ireland and specializes in labels for the healthcare, pharmaceutical and food industries. Effective January 5, 2015, the Company acquired 100% of Multi Labels Ltd. (Multi Labels) for $15,670 plus net debt assumed of $3,733. Multi Labels is based in Daventry, near London, England, and specializes in premium alcoholic beverage labels for spirits and imported wine. On July 1,

2014, the Company acquired 100% of Multiprint Labels Limited (Multiprint) based in Dublin, Ireland for $1,662 plus net debt assumed of $2,371. The purchase price included $273 that was deferred for one year after the closing date, which was paid during the three months ended September 30, 2015. Multiprint specializes in pressure sensitive labels for the wine & spirit and beverage markets in Ireland and the UK. The results of operations of these acquired businesses have been included in the condensed consolidated financial statements since the date of acquisition and have been determined to be individually and collectively immaterial for purposes of further disclosure in this report.

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

On October 1, 2013, the Company acquired 100% of John Watson & Company Limited (Watson) based in Glasgow, Scotland, for $21,634 less net cash acquired of $143. Watson is a leading glue-applied spirit label producer in the U.K. The purchase price included a performance based earnout of $8,498, estimated as of the acquisition date. The amount of the earnout was based on a comparison between EBITDA for the acquired business for fiscal 2013 and fiscal 2014 less certain adjustments and any claims to fund certain potential indemnification obligations of the seller with respect to the transaction. An additional $1,063 related to the earnout due to the sellers was accrued in the fourth quarter of fiscal 2014 based on better than estimated fiscal 2014 performance by the acquired company compared to estimates made at the time of the acquisition, which was recorded in other expense in the consolidated statements of income. In June 2014, the amount of the earnout was finalized and an additional $343 was accrued, which was recorded in other expense in the consolidated statements of income. The earnout was paid in July 2014.

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

Derivative Financial Instruments

As of December 31, 2015, the Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 to convert variable interest rates on a portion of outstanding debt to fixed interest rates to minimize interest rate risk. Upon inception, the Swaps were designated as a cash flow hedge, and the Company adjusted the carrying value of these derivatives to their estimated fair value and recorded the adjustment in accumulated other comprehensive income (loss).

In conjunction with entering into the Credit Agreement on November 21, 2014 (see Note 4), the Company de-designated the Swaps as a cash flow hedge. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps are immediately recognized in interest expense. See Note 7 for additional information on the Swaps.

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. As of December 31, 2015, the Company had two open contracts related to intercompany loan payments. The contracts are not designated as hedging instruments; therefore, changes in the fair value of the contracts are immediately recognized in other income and expense in the condensed consolidated statements of income. See Note 7 for additional information on the fair value of these contracts.

Two contracts to fix the purchase price in U.S. dollars of a Euro denominated firm commitment for the purchase of a press and other equipment settled during the nine months ended December 31, 2015. The contracts were designated as a fair value hedge and changes in the fair value of the contract were recorded in other income and expense in the condensed consolidated statements of income in the same period during which the related hedged item affected the condensed consolidated statements of income.

At December 31, 2015, the Company carried the following financial assets and liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	December 31, 2015	Level 1	Level 2	Level 3	Balance Sheet Location
Assets:
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$20	$—	$20	$—	Prepaid expenses
Liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$(565)	$—	$(565)	$—	Accrued expenses and other liabilities

At March 31, 2015, the Company carried the following financial liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	March 31, 2015	Level 1	Level 2	Level 3	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign currency forward contract	$(470)	$—	$(470)	$—	Accrued expenses and other liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	(1,468)	—	(1,468)	—	Other long-term liabilities

Total liabilities	$(1,938)	$—	$(1,938)	$—

The Company values the Swaps using pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Other Fair Value Measurements

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and other long-lived assets and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of February of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values. During the three and nine months ended December 31, 2015, the Company did not adjust goodwill or intangible assets to their fair values as a result of any impairment analyses. As a result of the impairment test during the fourth quarter of fiscal 2014, the Company recorded an estimated non-cash goodwill impairment charge of $13,475 related to our Latin America Wine & Spirit (LA W&S) reporting unit. During the three months ended September 30, 2014, the Company finalized the fiscal 2014 impairment test and recorded an additional non-cash goodwill impairment charge of $951 for LA W&S. Goodwill and intangible assets are valued using Level 3 inputs.

As a result of the decision to close our manufacturing facility located in Greensboro, North Carolina, during the three and nine months ended December 31, 2015 non-cash fixed asset impairment charges of $44 and $786, respectively, were recorded, primarily to write off certain machinery and equipment that is not being transferred to other locations and will be abandoned.

As a result of the decision to close a manufacturing facility located in Dublin, Ireland, during the three months ended December 31, 2015 a non-cash fixed asset impairment charge of $54 was recorded to write off certain leasehold improvements that are not being transferred to other locations and will be abandoned.

As a result of the decision to close our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin, during the three months ended September 30, 2014 a non-cash fixed asset impairment charge of $5,208 was recorded, primarily to write off certain machinery and equipment that was not transferred to other locations and was abandoned. During the three months ended December 31, 2015, an additional impairment charge of $534 was recorded to adjust the carrying value of the land and building held for sale at the Norway facility to their estimated fair value, less costs to sell, which were determined based upon a quoted market price.

These asset impairment charges were recorded in facility closure expenses in the condensed consolidated statements of income. See Note 13 for further information on these facility closures.

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

The carrying value of cash and equivalents, accounts receivable, accounts payable and debt approximate fair value. The fair value of long-term debt is based on observable inputs, including quoted market prices (Level 2). The fair value of the Notes was $246,563 as of December 31, 2015.

11.	Accumulated Other Comprehensive Loss

The changes in the Company’s accumulated other comprehensive loss by component consisted of the following:

	Foreign currency items	Gains and losses on cash flow hedges	Defined benefit pension and postretirement items	Total
Balance at March 31, 2015	$(57,880)	$(681)	$(411)	$(58,972)
OCI before reclassifications	(18,801)	—	—	(18,801)
Amounts reclassified from AOCI	—	395	—	395

Net current period OCI	(18,801)	395	—	(18,406)

Balance at December 31, 2015	$(76,681)	$(286)	$(411)	$(77,378)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Gains and losses on cash flow hedges:
Interest rate swaps (1)	$197	$197	$591	$197
Tax	(41)	(97)	(196)	(97)

Net of tax	156	100	395	100

Defined benefit pension and postretirement items:
Curtailment loss (2)	—	18	—	18
Tax	—	(7)	—	(7)

Net of tax	—	11	—	11

Total reclassifications, net of tax	$156	$111	$395	$111

(1)	Reclassified from AOCI into interest expense in the condensed consolidated statements of income. See Note 7.

(2)	Reclassified from AOCI into facility closure expenses in the condensed consolidated statements of income. This component is included in the computation of net periodic pension cost. See Note 13.

12.	Goodwill and Intangible Assets

The changes in the Company’s goodwill consisted of the following:

Balance at March 31, 2015:
Goodwill, gross	$381,308
Accumulated impairment losses	(13,087)

Goodwill, net	368,221
Acquisitions	42,354
Adjustments to prior year acquisitions	158
Currency translation	(9,517)

Balance at December 31, 2015:
Goodwill, gross	412,749
Accumulated impairment losses	(11,533)

Goodwill, net	$401,216

During the three months ended September 30, 2015, goodwill decreased by $13,015 related to measurement period adjustments for the Barat acquisition, which occurred during the first quarter of fiscal 2016. The decrease is primarily due to completion of the preliminary valuation of intangible assets of $19,957 offset by an increase of $6,507 due to completion of the preliminary valuation of the related deferred tax assets and liabilities. No material measurement period adjustments were made related to Barat during the three months ended December 31, 2015.

During the three months ended December 31, 2015, goodwill increased by $8,014 related to the Super Label acquisition. The increase is primarily due to a measurement period adjustment of $6,321 related to the fair value of the noncontrolling interests acquired and an increase of $2,160 related to the additional purchase price paid in conjunction with the compulsory acquisition of the remaining shares of Super Label during the period.

The Company’s intangible assets consisted of the following:

	December 31, 2015			March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$198,662	$(45,257)	$153,405	$179,206	$(37,675)	$141,531
Technologies	1,265	(1,265)	—	1,325	(1,325)	—
Trademarks	1,071	(999)	72	849	(849)	—
Licensing intangible	1,995	(1,995)	—	1,972	(1,873)	99
Non-compete agreements	5,081	(1,787)	3,294	4,197	(900)	3,297
Lease intangible	130	(65)	65	129	(33)	96

Total	$208,204	$(51,368)	$156,836	$187,678	$(42,655)	$145,023

The amortization expense of intangible assets for the three months ended December 31, 2015 and 2014 was $3,231 and $2,830, respectively. The amortization expense of intangible assets for the nine months ended December 31, 2015 and 2014 was $9,633 and $8,653, respectively.

13.	Facility Closures

Greensboro, North Carolina

On October 5, 2015, the Company announced plans to consolidate our manufacturing facility located in Greensboro, North Carolina into its other existing facilities. The transition has begun with final plant closure expected by the end of fiscal 2016.

Below is a summary of the exit and disposal costs related to the closure of the Greensboro facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of December 31, 2015
		Three Months Ended December 31, 2015	Nine Months Ended December 31, 2015
Severance and other termination benefits	$700	$500	$500	$500
Other associated costs	400	149	149	149

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2015	Amounts Expensed	Amounts Paid	Balance at December 31, 2015
Accrued severance and other termination benefits	$—	500	(57)	$443
Other associated costs	$—	149	(149)	$—

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that is being moved from the Greensboro facility to other North American facilities.

As a result of the decision to close our Greensboro facility, as of September 30, 2015 the Company determined that it was more likely than not that certain fixed assets at the Greensboro facility would be sold or otherwise disposed of significantly before the end of their estimated useful lives. During the three and nine months ended December 31, 2015, non-cash impairment charges of $44 and $786, respectively, related to these assets were recorded in facility closure expenses in the condensed consolidated statements of income, primarily to write off certain machinery and equipment that is not being transferred to other locations and will be abandoned.

Dublin, Ireland

During the three months ended December 31, 2015, the Company began the process to consolidate our manufacturing facility located in Dublin, Ireland into our existing facility in Drogheda, Ireland. The consolidation is expected to be substantially complete by the end of fiscal 2016.

Below is a summary of the exit and disposal costs related to the closure of the Dublin facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of December 31, 2015
		Three Months Ended December 31, 2015	Nine Months Ended December 31, 2015
Severance and other termination benefits	$300	$208	$208	$208
Contract termination costs	150	—	—	—
Other associated costs	400	208	223	223

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2015	Amounts Expensed	Amounts Paid	Balance at December 31, 2015
Accrued severance and other termination benefits	$—	208	(158)	$50
Other associated costs	$—	223	(141)	$82

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that is being moved from Dublin to Drogheda and costs to relocate employees.

As a result of the decision to close our Dublin facility, during the three months ended December 31, 2015 a non-cash fixed asset impairment charge of $54 was recorded to write off certain leasehold improvements that are not being transferred to other locations and will be abandoned.

The cumulative costs incurred in conjunction with the closure as of December 31, 2015 are $485, which were recorded in facility closure expenses in the condensed consolidated statements of income.

Norway, Michigan and Watertown, Wisconsin

On September 16, 2014, the Company decided to close our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin, subject to satisfactory completion of the customer qualification process. Due to available capacity, we transitioned the Norway and Watertown business to other North American facilities. On November 4, 2014, the Company communicated to employees its plans to close the Norway and Watertown facilities. Production at the facilities ceased during the fourth quarter of fiscal 2015. The land and building at the Norway facility were classified as held for sale as of December 31, 2015. The land and building at the Watertown facility were sold during the three months ended September 30, 2015, and a gain of $476 was recorded in facility closure expenses in the condensed consolidated statements of income.

Below is a summary of the exit and disposal costs related to the closure of the Norway and Watertown facilities:

	Total costs expected to be incurred	Total costs incurred				Cumulative costs incurred as of December 31, 2015
		Three Months Ended		Nine Months Ended
		December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Severance and other termination benefits	$2,100	$19	$1,554	$197	$1,554	$2,086
Contract termination costs	64	—	—	—	—	64
Other associated costs	1,000	74	152	340	152	931

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2015	Amounts Expensed	Amounts Paid	Balance at December 31, 2015
Accrued severance and other termination benefits	$747	197	(944)	$—
Other associated costs	$19	340	(285)	$74

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that is being moved from the Norway and Watertown facilities to other North American facilities and costs to maintain the facilities while held for sale.

During the three months ended September 30, 2014, the Company recorded a non-cash impairment charge of $5,208 related to property, plant and equipment at the Norway and Watertown facilities, which was recorded in facility closure expenses in the condensed consolidated statements of income. During the three months ended December 31, 2015, an additional impairment charge of $534 was recorded to adjust the carrying value of the land and building held for sale at the Norway facility to their estimated fair value, less costs to sell. See Note 10.

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

The cumulative costs incurred in conjunction with the closure as of December 31, 2015 are $7,866, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the gain on sale of the Watertown facility, non-cash impairment charge related to the land and building at the Norway facility and the exit and disposal costs above as well as a non-cash impairment charge related to property, plant and equipment (see Note 10), write off of raw materials not transferred to other facilities, settlement to withdrawal from a multiemployer pension plan, curtailment and settlement expense related to a defined benefit pension plan and curtailment gain related to a postretirement health and welfare plan, net of proceeds from the sale of property, plant and equipment that was not transferred to other locations, which were incurred in facility closure expenses during fiscal 2015.

El Dorado Hills, California

On October 16, 2013, the Company announced plans to consolidate our manufacturing facility located in El Dorado Hills, California, into the Napa, California facility. The transition was completed in the fourth quarter of fiscal 2014. In connection with the closure of the El Dorado Hills facility, the Company recorded charges of $128 during the nine months ended September 30, 2014 for employee termination benefits including severance and relocation and other costs, which included a reduction of $23 in the three months ended December 31, 2014 related to payroll tax adjustments. The total costs incurred in connection with the closure were $1,294, which were recorded in facility closure expenses in the condensed consolidated statements of income.

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

15.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Nine Months Ended
	December 31, 2015	December 31, 2014
Supplemental Disclosures of Cash Flow Information:
Interest paid	$21,948	$14,117
Income taxes paid, net of refunds	16,547	11,871
Supplemental Disclosures of Non-Cash Activities:
Capital expenditures incurred but not yet paid	$2,528	$568
Capital lease obligations incurred	1,961	—
Change in interest rate swap fair value	903	611

Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$121,684	$6,785
Liabilities assumed	(33,734)	(5,136)
Liabilities for deferred payments	(577)	(260)
Noncontrolling interests	(3,477)	—

Net cash paid	$83,896	$1,389

16.	Subsequent Events

On January 4, 2016, the Company acquired 100% of Cashin Print and System Label, which are located in Castlebar, Ireland and Roscommon, Ireland, respectively. These businesses supply multinational customers in Ireland, the United Kingdom and Continental Europe and provide Multi-Color with the opportunity to supply a broader product range to a larger customer base, especially in the healthcare market.

On January 19, 2016, the Company announced plans to consolidate our manufacturing facility located in Sonoma, California into our existing facility in Napa, California. The transition is expected to be complete by the end of calendar 2016.

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

Results of Operations

Three Months Ended December 31, 2015 compared to the Three Months Ended December 31, 2014:

Net Revenues

			$	%
	2015	2014	Change	Change
Net revenues	$206,028	$189,127	$16,901	9%

Net revenues increased 9% to $206,028 from $189,127 compared to the prior year quarter. Acquisitions occurring after the beginning of the third quarter of fiscal 2015 generated a 14% increase or $26,423. Foreign exchange rates, primarily driven by depreciation of the Euro and the Australian dollar, led to a 5% decrease in revenues quarter over quarter.

Cost of Revenues and Gross Profit

			$	%
	2015	2014	Change	Change
Cost of revenues	$166,418	$148,973	$17,445	12%
% of Net revenues	80.8%	78.8%

Gross profit	$39,610	$40,154	$(544)	(1%)
% of Net revenues	19.2%	21.2%

Cost of revenues increased 12% or $17,445 compared to the prior year quarter. Acquisitions occurring after the beginning of the third quarter of fiscal 2015 contributed $22,604 or 15%, partially offset by the favorable impact of foreign exchange rates.

Gross profit decreased $544 or 1% compared to the prior year quarter. Acquisitions occurring after the beginning of the third quarter of fiscal 2015 contributed $3,819 to gross profit. Operating inefficiencies of $3,080 and unfavorable foreign exchange rates of $1,283 resulted in a net reduction in gross profit in the quarter. Gross margins were 19.2% of net revenues for the current year quarter compared to 21.2% in the prior year quarter. Operating inefficiencies in our core markets globally and the impact of foreign exchange rates led to a 1.3% reduction in gross margin. The remaining reduction in gross margin is due to acquisitions, which diluted the Company average.

Selling, General and Administrative Expenses and Facility Closure Expenses

			$	%
	2015	2014	Change	Change
Selling, general and administrative expenses	$20,423	$15,978	$4,445	28%
% of Net revenues	9.9%	8.4%

Facility closure expenses	$1,790	$1,915	$(125)	(7%)
% of Net revenues	0.9%	1.0%

Selling, general and administrative expenses increased $4,445 or 28% compared to the prior year quarter. Acquisitions occurring after the beginning of the third quarter of fiscal 2015 contributed $3,420 to the increase, partially offset by a decrease of $695 due to the favorable impact of foreign exchange rates. In the current year quarter, the Company incurred $588 of acquisition and integration expenses, compared to $451 in the prior year quarter. The remaining increase primarily relates to professional fees and compensation expense year over year, including an incremental $1,270 in relation to compliance costs. The majority of the compliance costs relate to consulting expenses incurred in relation to measures to strengthen our internal control environment and remediation of material weaknesses. We expect to continue to incur these costs into the beginning of fiscal 2017. See Item 4.

Facility closure expenses were $1,790 in the current year quarter. In October 2015, the Company announced plans to consolidate its manufacturing facilities located in Greensboro, North Carolina into its other existing facilities. The Company recorded $693 of facility closure expenses related to this consolidation during the current year quarter. Additionally, the Company is consolidating its manufacturing facilities in Dublin, Ireland into a single location. In connection with this consolidation, the Company recorded $470 in facility closure expenses during the current year quarter. During the current year quarter, the Company also recorded $627 of facility closure expenses related to the previously announced closures of our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin, primarily related to the write-down of the building in Norway, Michigan. In the prior year quarter, the Company recorded $1,915 of facility closure expenses primarily related to the closures in Norway, Michigan and Watertown, Wisconsin.

Interest Expense and Other Expense (Income), Net

			$	%
	2015	2014	Change	Change
Interest expense	$6,102	$8,147	$(2,045)	(25%)
Other expense (income), net	$650	$(213)	$863	405%

Interest expense decreased $2,045 or 25% compared to the prior year quarter primarily due to the write off of deferred financing fees of $2,056 related to refinancing of debt in the prior year quarter.

Other expense was $650 in the current quarter compared to income of $213 in the prior year quarter. This was primarily due to gains and losses on foreign exchange.

Income Tax Expense

			$	%
	2015	2014	Change	Change
Income tax expense	$1,008	$4,784	$(3,776)	(79%)

Our effective tax rate decreased to 9% in the current year quarter from 33% in the prior year quarter primarily due to the mix of income in some of our foreign jurisdictions, the impact of tax rate changes in certain foreign jurisdictions enacted during the quarter and other discrete items recognized during the current year quarter that reduced tax expense.

Nine Months Ended December 31, 2015 compared to the Nine Months Ended December 31, 2014:

Net Revenues

			$	%
	2015	2014	Change	Change
Net revenues	$643,732	$605,307	$38,425	6%

Net revenues increased 6% to $643,732 from $605,307 in the nine months ended December 31, 2015. Acquisitions occurring after the beginning of fiscal 2015 account for 11% of the increase or $66,567. Foreign exchange rates, primarily driven by depreciation of the Euro and the Australian dollar, led to a 5% decrease in revenues compared to the nine months ended December 31, 2014.

Cost of Revenues and Gross Profit

			$	%
	2015	2014	Change	Change
Cost of revenues	$510,156	$476,218	$33,938	7%
% of Net revenues	79.2%	78.7%

Gross profit	$133,576	$129,089	$4,487	3%
% of Net revenues	20.8%	21.3%

Cost of revenues increased 7% or $33,938 compared to the nine months ended December 31, 2014. Acquisitions occurring after the beginning of fiscal 2015 contributed $54,707 or 11%, partially offset by the favorable impact of foreign exchange rates.

Gross profit increased $4,487 or 3% compared to the nine months ended December 31, 2014. Acquisitions occurring after the beginning of fiscal 2015 contributed $11,860 being a 9% increase. Foreign exchange rates, primarily driven by depreciation of the Euro and the Australian dollar, led to a $4,884 or 4% decrease in gross profit and operating inefficiencies in our core markets globally resulted in a 2% decrease in gross profit compared to the nine months ended December 31, 2014. Gross margins were 20.8% of net revenues in the nine months ended December 31, 2015 compared to 21.3% in the nine months ended December 31, 2014.

Selling, General and Administrative Expenses and Facility Closure Expenses

			$	%
	2015	2014	Change	Change
Selling, general and administrative expenses	$59,351	$48,614	$10,737	22%
% of Net revenues	9.2%	8.0%

Facility closure expenses	$2,515	$7,274	$(4,759)	(65%)
% of Net revenues	0.4%	1.2%

Selling, general and administrative expenses increased $10,737 or 22% compared to the nine months ended December 31, 2014. Acquisitions occurring after the beginning of the fiscal 2015 contributed $8,704 to the increase, partially offset by a decrease of $2,702 due to the favorable impact of foreign exchange rates. In the current year, the Company incurred $3,147 of acquisition and integration expenses, compared to $788 in the nine months ended December 31, 2014. The remaining increase primarily relates to professional fees and compensation expenses year over year, including an incremental $1,858 in relation to compliance costs. The majority of the compliance costs relate to consulting expenses incurred in relation to remediation measures to strengthen our internal control environment and remediation of material weaknesses. See Item 4.

Facility closure expenses were $2,515 primarily related to consolidation of our manufacturing facilities located in Greensboro, North Carolina, Norway, Michigan and Watertown, Wisconsin into our other North American facilities, as well as consolidation of our Dublin, Ireland facilities. During the nine months ended December 31, 2014, the Company recorded $7,274 in facility closure expenses, $7,146 of which related to the closure of our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin. An additional $128 in facility closure expenses were incurred in the prior year related to the fiscal 2014 closure of our manufacturing facility in El Dorado Hills, California.

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

Interest Expense and Other Expense (Income), Net

			$	%
	2015	2014	Change	Change
Interest expense	$19,110	$19,828	$(718)	(4%)
Other expense (income), net	$115	$(264)	$379	144%

Interest expense decreased $718 or 4% compared to the nine months ended December 31, 2014 due to the write off of deferred financing fees of $2,056 related to the refinancing of debt in the prior year. This decrease was offset by an increase in debt borrowings to finance acquisitions.

Other expense was $115 in the current year compared to income of $264 in the nine months ended December 31, 2014. This was primarily due to gains and losses on foreign exchange.

Income Tax Expense

			$	%
	2015	2014	Change	Change
Income tax expense	$12,940	$18,581	$(5,641)	(30%)

Our effective tax rate decreased to 25% in the nine months ended December 31, 2015 from 35% in the nine months ended December 31, 2014 primarily due to the mix of income in some of our foreign jurisdictions, the impact of tax rate changes in certain foreign jurisdictions enacted during the period and other discrete items recognized during the current year that reduced tax expense.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the nine months ended December 31, 2015, net cash provided by operating activities was $70,654 compared to $69,772 in the same period of the prior year. Net income adjusted for non-cash expenses consisting primarily of depreciation and amortization was $75,059 in the current year compared to $78,310 in the same period of the prior year. In addition, the current year included add-backs of $1,432 for non-cash charges related to the impairment of long-lived assets (primarily related to facility closures). The prior year included add-backs for non-cash charges related to the loss on the write off of deferred financing fees, the impairment of long-lived assets (primarily related to facility closures) and the impairment of goodwill of $2,056, $5,829, and $951, respectively. Our use of operating assets and liabilities of $4,405 in the current year decreased from a use of $8,538 in the prior year.

Through the nine months ended December 31, 2015, net cash used in investing activities was $109,555 compared to $23,650 in the same period of the prior year. Cash used in investing activities was $83,896 related to the acquisitions in the current year and $1,389 in the prior year related to the acquisition of Multiprint. The remaining net usage of $25,659 in the current year and $22,261 in the prior year were capital expenditure related, primarily for the purchase of presses, net of various sale proceeds. Capital expenditures were primarily funded by cash flows from operations.

Through the nine months ended December 31, 2015, net cash provided by financing activities was $50,166, which included $49,508 of net debt borrowings (primarily used to finance acquisitions) and $4,329 of proceeds from various stock transactions, offset by $1,141 related to contingent consideration and deferred payments related to the Monroe Etiquette and Multiprint acquisitions and dividends paid of $2,512.

Through the nine months ended December 31, 2014, net cash used in financing activities was $41,287, which consisted of net debt payments of $24,182, proceeds from various stock transactions of $3,756 and dividends paid of $2,473. Financing activities in the prior year also include $10,916 in contingent consideration payments related to the John Watson and Labelgraphics acquisitions. Financing activities in the prior year include $250,000 in long-term debt borrowings related to the issuance of the 6.125% Senior Notes due 2022 (the “Notes”) in the third quarter of fiscal 2015, $341,650 in payments to pay off the Term Loan under the prior credit agreement and $7,472 in debt issuance costs paid in conjunction with the issuance of the Notes and Amended and Restated Credit Agreement (the “Credit Agreement”).

Capital Resources

On November 21, 2014, the Company issued $250,000 aggregate principal amount of the Notes. The Notes are unsecured senior obligations of the Company. Interest is payable on June 1st and December 1st of each year beginning June 1, 2015 until the maturity date of December 1, 2022. The Company’s obligations under the Notes are guaranteed by certain of the Company’s existing direct and indirect wholly-owned domestic subsidiaries that are guarantors under the Credit Agreement. In connection with the issuance of the Notes, the Company incurred debt issuance costs of $5,413 during fiscal 2015, which are being deferred and amortized over the eight year term of the Notes.

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

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.32% and 2.02% at December 31, 2015 and March 31, 2015, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.86% and 4.01% at December 31, 2015 and March 31, 2015, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of December 31, 2015, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $423 and $532 in interest expense for the three months ended December 31, 2015 and 2014, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $1,269 and $1,774 in interest expense for the nine months ended December 31, 2015 and 2014, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at December 31, 2015 consisted of $228,237 under the U.S. Revolving Credit Facility and $11,508 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at December 31, 2015 in the amount of $9,317.

Cash flows provided by operating activities and borrowings have historically supplied us with a significant source of liquidity. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We had a working capital position of $124,212 and $99,951 at December 31, 2015 and March 31, 2015, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2015:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$511,428	$605	$1,198	$115	$259,510	$—	$250,000
Capital leases	3,846	861	1,051	789	793	352	—
Interest on long-term debt (1)	132,790	23,783	22,928	21,736	19,681	15,313	29,349
Rent due under operating leases	64,505	13,092	10,483	8,495	7,441	6,745	18,249
Unconditional purchase obligations	23,764	22,914	531	285	33	1	—
Pension and post retirement obligations	375	—	—	1	13	14	347
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	3,119	1,925	645	549	—	—	—

Total contractual obligations	$739,827	$63,180	$36,836	$31,970	$287,471	$22,425	$297,945

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of December 31, 2015.

(2)	The table excludes $5,142 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Recent Acquisitions

On October 1, 2015, the Company acquired 100% of Supa Stik Labels (Supa Stik) for $6,787 less net cash acquired of $977. Supa Stik is located in Perth, West Australia and services the local wine, food & beverage and healthcare label markets. The purchase price includes $622 that is deferred for two years after the closing date.

On August 11, 2015, the Company acquired 90% of the shares of Super Label based in Kuala Lumpur, Malaysia, which was publicly listed on the Malaysian stock exchange. As of September 30, 2015, the Company owned 94.57% of Super Label. During the three months ended December 31, 2015, the Company delisted Super Label and compulsorily acquired the remaining shares. The total purchase price was $39,782 less net cash acquired of $6,045. Super Label has operations in Malaysia, Indonesia, the Philippines, Thailand and China and produces home & personal care, food & beverage and specialty consumer products labels. This acquisition expands our presence in China and gives us access to new label markets in Southeast Asia.

On May 4, 2015, the Company acquired 100% of Barat Group (Barat) based in Bordeaux, France for $49,973 less net cash acquired of $746. Barat operates four manufacturing facilities in Bordeaux and Burgundy, France, and the acquisition gives the Company access to the label market in the Bordeaux wine region and expands our presence in Burgundy.

Effective May 1, 2015, the Company acquired 100% of Mr. Labels in Brisbane, Queensland Australia for $2,110. The purchase price includes $196 that is deferred until the first anniversary of the closing date. Mr. Labels provides labels primarily to food and beverage customers.

Effective February 2, 2015, the Company acquired 100% of New Era Packaging (New Era) for $16,366 less net cash acquired of $1,741. New Era is based near Dublin, Ireland and specializes in labels for the healthcare, pharmaceutical and food industries.

Effective January 5, 2015, the Company acquired 100% of Multi Labels Ltd. (Multi Labels) for $15,670 plus net debt assumed of $3,733. Multi Labels is based in Daventry, near London, England, and specializes in premium alcoholic beverage labels for spirits and imported wine.

On July 1, 2014, the Company acquired Multiprint Labels Limited (Multiprint) based in Dublin, Ireland for $1,662 plus net debt assumed of $2,371. The purchase price included $273 that was deferred for one year after the closing date. Multiprint specializes in pressure sensitive labels for the wine & spirit and beverage markets in Ireland and the UK.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015 due to the material weaknesses identified in our internal control over financial reporting described below.

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

The Company has begun implementing changes to its internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses. Since the end of the fiscal year, we have taken steps, including the following, to remediate the material weaknesses described above:

•	we have engaged third party consultants to assist management with the identification, documentation and testing of additional controls in order to improve the internal control environment;

•	we have created and filled a number of new finance and accounting positions, specifically related to compliance and monitoring activities, in order to achieve effective execution and testing of the controls described above;

•	we are transitioning certain of our information technology functions to our preferred information technology platforms; and

•	we continue to consider and develop additional remediation plans to address the material weaknesses described above.

We believe the remediation measures will strengthen our internal control over financial reporting and remediate the material weaknesses identified. However, as we are still in the process of assessing and implementing these measures, the identified material weaknesses have not been fully remediated as of December 31, 2015. We will continue to monitor the effectiveness of these remediation measures and will make any changes and take such other actions that we deem appropriate.

We assessed the material weaknesses’ impact to the consolidated financial statements to ensure they were prepared in accordance with GAAP and present fairly the consolidated financial position, financial results of operations and cash flows as of and for the nine months ended December 31, 2015. Based on these additional procedures and assessment, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2015.

Item 6.	Exhibits

10.1	Amended and Restated Employment Agreement between Multi-Color Corporation and Nigel A. Vinecombe effective as of January 1, 2016

10.2	Amended and Restated Employment Agreement between Multi-Color Corporation and Vadis Rodato effective as of January 1, 2016

10.3	Employment Agreement between Multi-Color Corporation and David Buse effective as of January 1, 2016

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation (Registrant)

Date: February 9, 2016	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial Officer, Secretary