Form 10-K
period 2016-03-31
MULTI COLOR Corp
filed 2016-05-31
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $732,390,450 based upon the closing price of $76.49 per share of Common Stock on the NASDAQ Global Select Market as of September 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 30, 2016, 16,818,789 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2016 Annual Meeting of Shareholders to be held on August 17, 2016 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This report contains certain statements that are not historical facts that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and that are intended to be covered by the safe harbors created by that Act. All statements contained in this Form 10-K other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “anticipate” and similar expressions (as well as the negative versions thereof) may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. With respect to the forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Such forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors, including those contained in Item 1A in “Risk Factors.” Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation: factors discussed in conjunction with a forward-looking statement; changes in global economic and business conditions; changes in business strategies or plans; raw material cost pressures; availability of raw materials; availability to pass raw material cost increases to our customers; interruption of business operations; changes in, or the failure to comply with, government regulations, legal proceedings and developments; acceptance of new product offerings, services and technologies; new developments in packaging; ability to effectively manage our growth and execute our long-term strategy; ability to manage foreign operations and the risks involved with them, including compliance with applicable anti-corruption laws; currency exchange rate fluctuations; ability to manage global political uncertainty; terrorism and political unrest; increases in general interest rate levels and credit market volatility affecting our interest costs; competition within our industry; the ability to consummate and successfully integrate acquisitions; ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; the risk that some of our goodwill may be or later become impaired; the success and financial condition of our significant customers; dependence on information technology; ability to market new products; our ability to maintain an effective system of internal control; ongoing claims, lawsuits and governmental proceedings, including environmental proceedings; availability, terms and developments of capital and credit; dependence on key personnel; quality of management; ability to protect our intellectual property and the potential for intellectual property litigation; employee benefit costs; and risk associated with significant leverage. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our common stock, no par value, is listed on the NASDAQ Global Select Market under the symbol “LABL”. See “Item 5 – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” We maintain a website (www.mcclabel.com), which includes additional information about the Company. The website includes corporate governance information for our shareholders and our Code of Ethics can be found under the corporate governance section. Information on the website is not part of this Form 10-K. Shareholders can also obtain on and through our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such materials with or furnishes such materials to the Securities and Exchange Commission (SEC). Any of these documents may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the SEC Public Reference Room may be obtained by calling 1-800-SEC-0330. The Company’s filed documents may also be accessed via the SEC Internet site at http://www.sec.gov.

References to 2016, 2015 and 2014 are for the fiscal years ended March 31, 2016, 2015 and 2014.

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

Our research and development expenditures were $5,520, $4,619 and $4,751 in 2016, 2015 and 2014, respectively.

SALES AND MARKETING

We provide a complete line of label solutions and a variety of technical and graphic services. Our vision is to be the premier global resource of decorating solutions. We sell to a broad range of consumer product, food & beverage, wine & spirit and healthcare companies located in North, Central and South America, Europe, Australia, New Zealand, South Africa, China and Southeast Asia. Our sales strategy is a consultative selling approach. Our sales organization reviews the requirements of the container and offers a number of alternative decorating methods. Our customers view us as an expert source of materials, methods and technologies with the ability to offer the most cost effective solution.

We have continued to make progress in expanding our customer base and portfolio of products, services and manufacturing locations throughout the world. During 2016, 2015 and 2014, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17%, 18% and 17%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company. We entered the Scottish wine & spirit market with the acquisition of Labelgraphics (Holdings) Ltd. in fiscal 2013 and John Watson & Company Limited in fiscal 2014, both located in Glasgow, Scotland. We entered the Mexican label market with the acquisition of Flexo Print S.A. De C.V. in fiscal 2014, which is a leading producer of home & personal care, food & beverage, wine & spirit and pharmaceutical labels in Latin America. We entered the Swiss label market with the acquisition of Gern & Cie SA, a premier wine label producer located in Neuchatel, Switzerland, in fiscal 2014. The acquisition of DI-NA-CAL, based near Cincinnati, Ohio, in fiscal 2014 extended our position in the heat transfer label market and added new customers we can support with a broad range of label technologies. In fiscal 2015, we entered the Irish label market with the acquisition of Multiprint Labels Limited in Dublin, Ireland, which specializes in pressure sensitive labels for the wine & spirit and beverage markets, and New Era Packaging in Drogheda, Ireland, which specializes in labels for the healthcare, pharmaceutical and food industries. We also entered the English label market in fiscal 2015 with the acquisition of Multi Labels Ltd., which specializes in premium alcoholic beverage labels for spirits and imported wine. In fiscal 2016, we entered the Southeast Asian label market with the acquisition of Super Label, which specializes in labels for home & personal care, food & beverage and specialty consumer product industries. We also entered the Spanish wine & spirit market in fiscal 2016 with our newly opened start-up operating in La Rioja, Spain.

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

EMPLOYEES

As of March 31, 2016, we had approximately 5,000 employees. Of the total employees, 65 employees are represented by the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers, International Union (USW) A.F.L.-C.I.O. Local 98 in Norwood, Ohio, and the related labor contract expires in March 2017. We also have three union agreements in Canada representing 45 employees; two Teamsters/Graphic Communications Conference, Local Union 555Ms, which expire in July 2016 and the Workers Union of Les Graphiques Corpco (CSN), which expires in August 2018. We consider our labor relations to be good and have not experienced any work stoppages during the previous decade.

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

Effective February 1, 2014, the Company acquired the assets of the DI-NA-CAL® label business, based near Cincinnati, Ohio, from Graphic Packaging International, Inc. DI-NA-CAL provides decorative label solutions primarily in the heat transfer label markets for home & personal care and food & beverage through long-standing relationships with blue chip national and multi-national customers. The acquisition extends Multi-Color’s position in the heat transfer label market and allows us to support a number of new customers with a broader range of label technologies.

On July 1, 2014, the Company acquired Multiprint Labels Limited (Multiprint) based in Dublin, Ireland. Multiprint specializes in pressure sensitive labels for the wine & spirit and beverage markets in Ireland and the UK.

On January 5, 2015, the Company acquired Multi Labels Ltd., based in Daventry, near London, England, which specializes in premium alcoholic beverage labels for spirits and imported wine.

On February 2, 2015, the Company acquired New Era Packaging, which is based near Dublin, Ireland and specializes in labels for the healthcare, pharmaceutical and food industries.

On May 1, 2015, the Company acquired Mr. Labels in Brisbane, Queensland Australia, which provides labels primarily to food and beverage customers.

On May 4, 2015, the Company acquired Barat Group (Barat) based in Bordeaux, France. Barat operates four manufacturing facilities in Bordeaux and Burgundy, France, and the acquisition gives the Company access to the label market in the Bordeaux wine region and expands our presence in Burgundy.

On August 11, 2015, the Company acquired 90% of the shares of Super Label based in Kuala Lumpur, Malaysia, which was publicly listed on the Malaysian stock exchange. During the second and third quarters of fiscal 2016, the Company acquired the remaining shares and delisted Super Label. Super Label has operations in Malaysia, Indonesia, the Philippines, Thailand and China and produces home & personal care, food & beverage and specialty consumer products labels. This acquisition expands our presence in China and gives us access to new label markets in Southeast Asia.

On October 1, 2015, the Company acquired Supa Stik Labels (Supa Stik), which is located in Perth, West Australia and services the local wine, food & beverage and healthcare label markets.

On January 4, 2016, the Company acquired Cashin Print and System Label, which are located in Castlebar, Ireland and Roscommon, Ireland, respectively. The businesses supply multinational customers in Ireland, the United Kingdom and Continental Europe and provide Multi-Color with the opportunity to supply a broader product range to a larger customer base, especially in the healthcare market.

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

Although we believe that we are in substantial compliance with all applicable laws and regulations, because legal requirements frequently change and are subject to interpretation, we are unable to predict the ultimate cost of compliance or the consequences of non-compliance with these requirements, or the effect on our operations, any of which may be significant. If we fail to comply with applicable laws and regulations, we may be subject to criminal sanctions or civil remedies, including fines, injunctions, or prohibitions on importing or exporting. A failure to comply with applicable laws and regulations, or concerns about product safety, also may lead to a recall or post-manufacture repair of selected products, resulting in the rejection of our products by our customers and consumers, lost sales, increased customer service and support costs, and costly litigation. In addition, failure to comply with environmental requirements could require us to shut down one or more of our facilities. There is risk that any claims or liabilities, including product liability claims, relating to such noncompliance may exceed, or fall outside the scope of, our insurance coverage. Laws and regulations at the state, federal and international levels frequently change and the cost of compliance cannot be precisely estimated. Any changes in regulations, the imposition of additional regulations, or the enactment of any new governmental legislation that impacts employment/labor, trade, health care, tax, environmental or other business issues could have an adverse impact on our financial condition and results of operations.

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

We have operations in North, Central and South America, Europe, Australia, South Africa, China and Southeast Asia and we intend to continue expansion of our international operations. As a result, our business is exposed to risks inherent in foreign operations. If we fail to adequately address the challenges and risks associated with our international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results. These risks, which can vary substantially by jurisdiction, include the difficulties associated with managing an organization with operations in multiple countries, compliance with differing laws and regulations (including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and local laws prohibiting payments to government officials and other corrupt practices, tax laws, regulations and rates), enforcing agreements and collecting receivables through foreign legal systems. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including material fines or prohibitions on our ability to offer our products in one or more countries, and could also materially damage our reputation, brand, international expansion efforts, business and operating results. Additional risks include the potential for restrictive actions by foreign governments, changes in economic conditions in each market, foreign customers who may have longer payment cycles than customers in the United States, the impact of economic, political and social instability of those countries in which we operate and acts of nature, such as typhoons, tsunamis, or earthquakes. The overall volatility of the economic environment has increased the risk of disruption and losses resulting from hyper–inflation, currency devaluation and tax or regulatory changes in certain countries in which we have operations. Approximately 42% of our sales were derived from our foreign operations (based on the country from which the product was shipped) during fiscal 2016.

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

We have a significant amount of goodwill and other intangible assets on our balance sheet that are subject to periodic impairment evaluations. As a result of the fiscal 2014 annual impairment test, we wrote down goodwill and we may have similar charges in the future, which could have a material adverse impact on our financial condition and results of operations.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the fair value of the net identifiable tangible assets acquired. As of March 31, 2016, we had $591,155 of goodwill and intangible assets, the value of which depends on a number of factors, including earnings growth, market capitalization and the overall success of our business. Accounting standards require us to test goodwill for impairment annually, and more frequently when events or changes in circumstances indicate impairment may exist.

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

As of March 31, 2016, our consolidated indebtedness, including current maturities of long-term indebtedness, was $514,279, which could have important consequences including the following:

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

For the fiscal year ended March 31, 2016, one customer accounted for approximately 17% of our consolidated sales and our top twenty-five customers accounted for 49% of our consolidated sales. While we maintain sales contracts with certain of our largest customers, such contracts do not impose minimum purchase or volume requirements and these contracts require renewal on a regular basis in the ordinary course of business. Any termination of a business relationship with, or a significant sustained reduction in business received from, one or more of our largest customers could have a material adverse effect on our revenues and results of operations. The volume and type of services we provide all of our customers may vary from year to year and could be reduced if a customer were to change its outsourcing or print procurement strategy. We cannot guarantee that these contracts will be successfully renewed in the future. The loss or substantial reduction in business of any of our major customers could have a material adverse impact on our operating results and cash flows.

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

We are dependent upon the efforts of our senior management team. The success of our business is heavily dependent on our ability to retain our current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense, and we may not be able to retain our personnel. We have not entered into employment agreements with our key personnel, other than with our Executive Chairman, Chief Executive Officer and President, Chief Operating Officers and Chief Financial Officer, and these individuals may not continue in their present capacity with us for any particular period of time. Outside of the implementation of succession plans and executive transitions done in the normal course of business, the loss of the services of one or more members of our senior management team could require the remaining executive officers to divert immediate and substantial attention to seeking a replacement and would disrupt our business and impede our ability to execute our business strategy. Any inability to find a replacement for a departing executive officer on a timely basis could adversely affect our ability to operate and grow our business.

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

Although no preferred shares were outstanding as of March 31, 2016 and although we have no present plans to issue any preferred shares, our Articles of Incorporation authorize the Board of Directors to issue up to 1,000 preferred shares. The preferred shares may be issued in one or more series, the terms of which will be determined at the time of issuance by our Board of Directors without further action by the shareholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred shares could diminish the rights of holders of our common shares and, therefore, could reduce the value of our common shares. In addition, specific rights granted to future holders of preferred shares could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred shares and the foregoing anti-takeover provisions may prevent or frustrate attempts by a third party to acquire control of the Company, even if some of our shareholders consider such change of control to be beneficial.

ITEM 1B. UNRESOLVED SECURITIES AND EXCHANGE COMMISSION STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of March 31, 2016, the Company owned and leased the following 45 manufacturing facilities:

Location	Approximate Square Feet	Owned/Leased
United States:
Napa, California	74,237	Leased
Sonoma, California	47,500	Leased
Scottsburg, Indiana	120,500	Owned
Asheville, North Carolina	53,500	Leased
Omaha, Nebraska	31,000	Leased
Batavia, Ohio	277,730	Owned
Norwood, Ohio	313,322	Owned
York, Pennsylvania	160,000	Leased
Chesapeake, Virginia	49,885	Leased
Green Bay, Wisconsin	39,600	Owned

International:
Mendoza, Argentina	10,273	Leased
Adelaide, Australia	65,246	Leased
Brisbane, Australia	42,744	Leased
Barossa, Australia	25,306	Leased
Griffith, Australia	21,775	Leased
Perth, Australia	22,184	Leased
Montreal, Canada	51,650	Leased
Santiago, Chile	150,610	Leased
Guangzhou, China (2)	80,191	Leased
Daventry, England	34,059	Owned / Leased
Dormans, France	16,145	Owned
Mérignac, France	30,462	Leased
Montagny, France	20,000	Leased
Port-Sainte-Foy, France	22,690	Leased
Reyrieux, France	48,868	Leased
Saint Emilion, France	35,112	Leased
Jakarta, Indonesia	27,771	Owned
Castlebar, Ireland	42,722	Leased
Drogheda, Ireland	53,529	Owned
Roscommon, Ireland	12,109	Leased
Florence, Italy	23,681	Leased
Lucca, Italy	119,479	Leased
Kuala Lumpur, Malaysia (2)	67,951	Owned / Leased
Penang, Malaysia	70,808	Owned
Guadalajara, Mexico	82,990	Leased
Manila, Philippines	21,722	Leased
Warsaw, Poland	61,657	Leased

Location	Approximate Square Feet	Owned/Leased
International continued:
Glasgow, Scotland (2)	72,758	Owned / Leased
Paarl, South Africa	114,343	Owned
Haro, Spain	21,528	Leased
Bevaix, Switzerland	15,069	Leased
Bangkok, Thailand	50,470	Owned

All of the Company’s properties are in good condition, well maintained and adequate for our intended uses.

During the three months ended March 31, 2016, the Company began the process to consolidate our two manufacturing facilities located in Glasgow, Scotland into one facility. The transition is expected to be complete by the end of calendar 2016.

On January 19, 2016, the Company announced plans to consolidate our manufacturing facility located in Sonoma, California, into the Napa, California facility. The transition is expected to be complete by the end of fiscal 2017.

On November 1, 2015, the Company announced plans to consolidate our manufacturing facility located in Dublin, Ireland into the Drogheda, Ireland facility. The consolidation is expected to be complete by the end of the first quarter of fiscal 2017.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade on the NASDAQ Global Select Market under the symbol LABL. The following table sets forth the high and low closing sales prices of our common stock (“Common Stock”) as reported on the NASDAQ Global Select Market during fiscal years 2016 and 2015. Our stock is thinly traded and accordingly, the prices below may not be indicative of prices at which a large number of shares can be traded or reflective of prices that would prevail in a more active market.

Quarter Ended	High	Low	Dividend Per Share
March 31, 2016	$63.03	$41.14	$0.05
December 31, 2015	$79.38	$58.59	$0.05
September 30, 2015	$76.49	$61.91	$0.05
June 30, 2015	$69.83	$57.75	$0.05
March 31, 2015	$71.15	$54.00	$0.05
December 31, 2014	$56.44	$44.12	$0.05
September 30, 2014	$47.68	$38.71	$0.05
June 30, 2014	$40.01	$32.52	$0.05

As of April 30, 2016, there were approximately 250 shareholders of record of the Common Stock.

Beginning in and since the fourth quarter of the fiscal year ended March 31, 2005, we have paid a quarterly dividend of $0.05 per common share.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares Multi-Color’s cumulative annual total shareholder return from March 31, 2011 through March 31, 2016, to that of the NASDAQ Market Index, a broad market index, and the Morningstar Packaging & Containers Index (“Morningstar Packaging & Containers”), an index of 61 printing and packaging industry peer companies. The graph assumes that the value of the investment in the common stock and each index was $100 on March 31, 2011, and that all dividends were reinvested. Stock price performances shown in the graph are not indicative of future price performances.

Company/Market/Peer Group	3/31/2011	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016
Multi-Color Corporation	$100.00	$112.32	$129.91	$177.39	$352.92	$272.53
NASDAQ Market Index	$100.00	$112.31	$120.33	$156.65	$185.03	$186.06
Morningstar Packaging & Containers	$100.00	$103.21	$129.31	$148.97	$176.96	$155.76

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Year Ended March 31,
	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)
Net revenues	$870,825	$810,772	$706,432	$659,815	$510,247
Gross profit	181,626	173,274	132,057	126,351	98,284
Operating income	94,428	96,912	60,123	70,705	45,551
Net income attributable to Multi-Color Corporation	47,739	45,716	28,224	30,300	19,700

Basic earnings per common share	$2.85	$2.75	$1.73	$1.88	$1.34
Diluted earnings per common share	$2.82	$2.71	$1.70	$1.86	$1.32

Weighted average shares outstanding – basic	16,750	16,623	16,342	16,145	14,662
Weighted average shares outstanding – diluted	16,952	16,877	16,599	16,332	14,903

Dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$0.20
Dividends paid	3,351	3,302	3,276	3,237	2,941

Working capital	$112,765	$99,951	$56,993	$68,107	$34,869
Total assets	1,078,066	927,371	964,466	839,550	809,654
Short-term debt	1,573	2,947	42,648	23,946	24,471
Long-term debt	512,706	455,583	435,554	378,910	377,584
Stockholders’ equity	342,632	289,473	297,747	275,024	253,020

(1)	Fiscal 2016 results include $5,200 ($3,708 after-tax) related to the closure of our manufacturing facilities located in the following: Glasgow, Scotland; Sonoma, California; Greensboro, North Carolina; Dublin, Ireland; Norway, Michigan and Watertown, Wisconsin; and a sales office located near Toronto, Canada.

(2)	Fiscal 2015 results include a $951 impairment of goodwill related to the finalization of the fiscal 2014 annual impairment test for our Latin America Wine & Spirit reporting unit, $7,399 ($4,533 after-tax) in costs primarily related to the closure of our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin.

(3)	Fiscal 2014 results include a $13,475 impairment of goodwill related to our Latin America Wine & Spirit reporting unit, $1,166 ($737 after-tax) in costs related to the consolidation of our manufacturing facilities located in El Dorado Hills, California into the Napa, California facility, $1,116 ($781 after-tax) of integration expenses related to the Labelmakers Wine Division acquisition and other income of $3,800 ($3,800 after-tax) from settlement of a legal claim.

(4)	Fiscal 2013 results include $1,531 ($1,194 after-tax) in costs related to the consolidation of our manufacturing facilities located in Montreal, Canada and Kansas City, Missouri into other existing facilities and $1,337 ($1,040 after-tax) of integration expenses related to the York Label Group (York) acquisition.

(5)	Fiscal 2012 results include a charge of $1,182 ($715 after-tax), related to the consolidation of the Kansas City, Missouri facility into other existing facilities, primarily for employee severance and other termination benefits, non-cash charges related to asset impairments and relocation and other costs. Results also include $5,608 ($3,727 after-tax) of integration expenses related to the acquisition of York.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of acquisitions completed during recent fiscal years that would impact the comparability of the selected financial data above. During fiscal 2016, we acquired Mr. Labels and Supa Stik, which have manufacturing plants in Australia; Barat Group, which has manufacturing plants in France; Super Label, which has manufacturing plants in Malaysia, Indonesia, Philippines, Thailand, and China; and System Label and Cashin Print, which have manufacturing plants in Ireland. During fiscal 2015, we acquired Multiprint Labels Limited and New Era Packaging, which have manufacturing plants in Ireland, and Multi Labels Ltd., which has manufacturing plants in England. During fiscal 2014, we acquired Imprimerie Champenoise, Labelmakers Wine Division, Flexo Print S.A. De C.V., Gern & Cie SA, John Watson & Company Limited and the DI-NA-CAL label business, which have manufacturing plants in France, Australia, Mexico, Switzerland, Scotland and the U.S., respectively. During fiscal 2013, we acquired Labelgraphics (Holdings) Ltd., which has a manufacturing plant in Scotland.

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

	Percentage of Net Revenues
	2016	2015	2014
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	79.1%	78.6%	81.3%

Gross profit	20.9%	21.4%	18.7%
Selling, general and administrative expenses	9.4%	8.4%	8.1%
Facility closure expenses	0.6%	0.9%	0.2%
Goodwill impairment	0.0%	0.1%	1.9%

Operating income	10.9%	12.0%	8.5%
Interest expense	3.0%	3.3%	3.1%
Other expense (income), net	0.2%	0.0%	(0.9%)

Income before income taxes	7.7%	8.7%	6.3%
Income tax expense	2.2%	3.1%	2.3%

Net income attributable to Multi-Color Corporation	5.5%	5.6%	4.0%

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

During fiscal 2016, the Company had net revenues of $870,825 compared to $810,772 in the prior year, an increase of 7% or $60,053. Acquisitions occurring after the beginning of fiscal 2015 accounted for an 11% increase in revenue. Organic revenues increased 1%. Foreign exchange rates, primarily driven by the depreciation of the Australian dollar and the Euro, led to a decrease of 5% in revenues year over year.

Gross profit increased $8,352 or 5% compared to the prior year. Acquisitions occurring after the beginning of fiscal 2015 contributed $17,925 to the gross profit increase. Gross margins were 21% in fiscal 2016 and fiscal 2015.

The label markets we serve exist in a competitive environment amidst price pressures. We continually search for ways to reduce our costs through improved production and labor efficiencies, reduced substrate waste, new substrate options and lower substrate pricing.

Operating income decreased $2,484 or 3% compared to the prior year primarily due to operating inefficiencies in core markets, increased compliance costs and unfavorable foreign exchange. Acquisitions occurring after the beginning of fiscal 2015 contributed $6,190 to operating income in fiscal 2016. Operating income in fiscal 2016 includes $5,200 of expenses primarily related to the consolidation of our manufacturing facilities located in Greensboro, North Carolina, Norway, Michigan and Watertown, Wisconsin into our other North American facilities, as well as consolidation of our Dublin, Ireland and Glasgow, Scotland facilities. Operating income in fiscal 2015 includes $7,399 of expenses primarily related to the consolidation of our manufacturing facilities in Norway, Michigan and Watertown, Wisconsin.

Other expense was $1,867 compared to income of $346 in the prior year primarily related to unfavorable foreign exchange resulting from re-measurement of equipment and other payables from certain currencies into functional currencies in Latin America.

During 2016, 2015 and 2014, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17%, 18% and 17%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

Our vision is global leadership in premium label solutions. We currently serve customers located throughout North, Central and South America, Europe, Australia, New Zealand, South Africa, China and Southeast Asia. We continue to monitor and analyze new trends in the packaging and consumer products industries to ensure that we are providing appropriate services and products to our customers. Certain factors that influence our business include consumer spending, new product introductions, new packaging technologies and demographics.

Our primary objective for fiscal 2017 is to continue to improve organic growth rates for both revenue and earnings. We expect growth to come from improved performance in our operations and the finalization of integration of our recent acquisitions in Europe and Southeast Asia. We continue to invest in additional and more productive capacity throughout our business to support operational efficiency and organic growth.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2016 AND MARCH 31, 2015

Net Revenues

			$	%
	2016	2015	Change	Change
Net revenues	$870,825	$810,772	$60,053	7%

Net revenues increased 7% to $870,825 from $810,772 in the prior year. Acquisitions occurring after the beginning of fiscal 2015 accounted for an 11% increase in revenue and organic revenues increased 1%. Foreign exchange rates, primarily driven by the depreciation of the Australian dollar and the Euro, led to a 5% decrease in revenues year over year.

Cost of Revenues and Gross Profit

			$	%
	2016	2015	Change	Change
Cost of revenues	$689,199	$637,498	$51,701	8%
% of Net revenues	79.1%	78.6%
Gross profit	$181,626	$173,274	$8,352	5%
% of Net revenues	20.9%	21.4%

Cost of revenues increased 8% or $51,701 compared to the prior year. Acquisitions occurring after the beginning of fiscal 2015 contributed $73,435 or 12%, partially offset by the favorable impact of foreign exchange rates.

Gross profit increased $8,352 or 5% compared to the prior year. Acquisitions occurring after the beginning of fiscal 2015 contributed $17,925 to gross profit. Operating inefficiencies offset organic margin improvements resulting in a $4,010 reduction in gross margin. Unfavorable foreign exchange rates of $5,563 also reduced gross profit during the year. Gross margins were 20.9% of net revenues for the current year compared to 21.4% in the prior year. Operating inefficiencies in our core markets globally and the impact of foreign exchange rates led to a 0.4% reduction in gross margin. The remaining reduction in gross margin is primarily due to recent acquisitions which have lower margins than the Company as a whole.

Selling, General and Administrative (SG&A) Expenses and Facility Closure Expenses

			$	%
	2016	2015	Change	Change
Selling, general and administrative expenses	$81,998	$68,012	$13,986	21%
% of Net revenues	9.4%	8.4%
Facility closure expenses	$5,200	$7,399	$(2,199)	(30%)
% of Net revenues	0.6%	0.9%

SG&A expenses increased $13,986 or 21% compared to the prior year. Acquisitions occurring after the beginning of fiscal 2015 contributed $11,736 to the increase, partially offset by a decrease of $3,183 due to the favorable impact of foreign exchange rates. In the current year, the Company incurred $3,683 of acquisition and integration expenses, compared to $1,787 in the prior year. The remaining increase relates to professional fees year over year, including an incremental $4,051 for compliance costs. The majority of the compliance costs relate to consulting expenses incurred for remediation measures to strengthen our internal control environment and remediation of material weaknesses. See Item 9A.

Facility closure expenses were $5,200 in the current year compared to $7,399 in the prior year. These expenses relate to consolidation of facilities in certain locations into other existing facilities, including the consolidation of the Norway, Michigan and Watertown, Wisconsin ($632), Greensboro, North Carolina ($2,247), and Sonoma, California ($220) facilities into existing facilities. Additionally, the Company is consolidating its manufacturing facilities in Dublin, Ireland ($1,476) into a single location and the manufacturing facilities in Glasgow, Scotland ($597) into a single location and closed a sales office in Montreal, Canada ($28). In the prior year facility closure expenses related to Norway, Michigan and Watertown, Wisconsin ($7,271) and El Dorado Hills, California ($128).

Goodwill Impairment

			$	%
	2016	2015	Change	Change
Goodwill impairment	$—	$951	$(951)	(100%)

In 2015, we recorded an impairment charge of $951 related to the finalization of the fiscal 2014 impairment analysis for the Latin America Wine & Spirit reporting unit. See further details in the Critical Accounting Policies and Estimates section below.

Interest Expense and Other Income, net

			$	%
	2016	2015	Change	Change
Interest expense	$25,751	$26,386	$(635)	(2%)
Other expense (income), net	$1,867	$(346)	$2,213	640%

Interest expense decreased $635 or 2% compared to the prior year, due to the write-off of $2,001 of deferred financing fees related to refinancing debt in fiscal 2015. The decrease was offset by an increase in debt borrowings throughout the year to finance acquisitions.

Other expense was $1,867 compared to income of $346 in the prior year primarily related to unfavorable foreign exchange resulting from re-measurement of equipment and other payables from certain currencies into functional currencies in Latin America.

Income Tax Expense

			$	%
	2016	2015	Change	Change
Income tax expense	$18,981	$25,156	$(6,175)	(25%)

The Company’s effective tax rate decreased to 28% in fiscal 2016 from 35% in the prior year primarily due to the mix of income in some of our foreign jurisdictions, the impact of tax rate changes in certain foreign jurisdictions enacted during the period and other discrete items recognized during the current year that reduced tax expense.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2015 AND MARCH 31, 2014

Net Revenues

			$	%
	2015	2014	Change	Change
Net revenues	$810,772	$706,432	$104,340	15%

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

SG&A expenses increased $10,791 or 19% compared to the prior year. SG&A increased $7,481 primarily due to the impact of acquisitions occurring after the beginning of fiscal 2014, partially offset by a decrease of $1,525 due to the favorable impact of foreign exchange rates, primarily driven by depreciation in the Australian dollar and the Euro. The remaining increase in SG&A primarily relates to acquisition fees, professional fees and compensation expenses. SG&A increased as a percentage of sales to 8.4% in fiscal 2015 from 8.1% in fiscal 2014.

In November 2014, the Company announced plans to consolidate our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin into its other existing facilities. During fiscal 2015, the Company recorded facility closure expense of $7,399, primarily related to these closures, including a non-cash impairment charge of $5,208.

In October 2013, the Company announced plans to consolidate our manufacturing facility located in El Dorado Hills, California into the Napa, California facility. In fiscal 2014, the Company recorded charges of $1,166 in connection with the closure of the El Dorado Hills facility for employee termination benefits, including severance and relocation and other costs.

Goodwill Impairment

			$	%
	2015	2014	Change	Change
Goodwill impairment	$951	$13,475	$(12,524)	(93%)

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

Income Tax Expense

			$	%
	2015	2014	Change	Change
Income tax expense	$25,156	$16,033	$9,123	57%

The Company’s effective tax rate was 35% in fiscal 2015 compared to 36% in the prior year.

Liquidity and Capital Resources

Summary of Cash Flows

Net cash provided by operating activities was $99,401 in 2016 and $106,975 in 2015. Net income adjusted for non-cash expenses consisting primarily of depreciation and amortization, goodwill impairment, facility closure expenses related to impairment loss on fixed assets and changes in deferred taxes was $98,936 in 2016 compared to $104,316 in 2015. This decrease is primarily driven by decreased operating income primarily due to operating inefficiencies in core markets, increased compliance costs and unfavorable foreign exchange, partially offset by increased sales and operating income from acquisitions. Our net source from operating assets and liabilities of $465 in 2016 decreased from $2,659 in 2015.

Net cash provided by operating activities was $106,975 in 2015 and $80,617 in 2014. Net income adjusted for non-cash expenses consisting primarily of depreciation and amortization, goodwill impairment, facility closure expenses related to impairment loss on fixed assets and changes in deferred taxes was $104,316 in 2015 compared to $85,644 in 2014 primarily driven by increased sales and operating income from acquisitions. Our net source from operating assets and liabilities of $2,659 in 2015 increased from a use of $5,027 in 2014.

Net cash used in investing activities was $135,032 in 2016, $59,922 in 2015 and $153,375 in 2014 of which $103,245, $31,240 and $133,499 was used for acquisitions in those years, respectively. The remaining net usage of $31,787 in 2016, $28,682 in 2015 and $19,876 in 2014 were capital expenditure related, primarily for the purchase of presses net of various sales or lease-back proceeds. Capital expenditures were primarily funded by cash flows from operations.

Net cash provided by financing activities in fiscal 2016 was $45,200, which included $44,997 of net debt borrowings (primarily used to finance acquisitions) and $4,713 of proceeds from various stock transactions, offset by $1,141 in deferred payments related to the Monroe Etiquette and Multiprint acquisitions and dividends paid of $3,351.

Net cash used in financing activities was $37,371 in 2015, which consisted of $19,895 of net debt payments, contingent consideration payments of $10,916 related to the John Watson and Labelgraphics acquisitions, debt issuance costs of $7,921 and dividends paid of $3,302 offset by $4,663 of net proceeds from various stock transactions. Financing activities in 2015 include $250,000 in long-term debt borrowings related to the issuance of the 6.125% Senior Notes due 2022 (the “Notes”) in the third quarter of fiscal 2015 and $341,625 in payments to pay off the Term Loan under the prior credit agreement. The $7,921 in debt issuance costs were paid in conjunction with the issuance of the Notes and entry into the Amended and Restated Credit Agreement (the “Credit Agreement”).

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

Upon issuance of the Notes, the Company was required to repay in full the Term Loan Facility under the terms of its prior credit agreement. On November 21, 2014, the Company repaid the outstanding balance of $341,625 on the Term Loan Facility using the net proceeds from the Notes and borrowings on the U.S. Revolving Credit Facility. The repayment of the Term Loan Facility was treated primarily as an extinguishment of debt. As a result, $2,001 in unamortized deferred financing fees were recorded to interest expense during 2015 as a loss on the extinguishment of debt. The remaining unamortized fees of $2,275 and new debt issuance costs of $2,526, which were incurred during 2015 in conjunction with the Credit Agreement, were deferred and are being amortized over the five year term of the Credit Agreement.

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.33% and 2.02% at March 31, 2016 and 2015, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.89% and 4.01% at March 31, 2016 and 2015, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of March 31, 2016, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

In the fourth quarter of fiscal 2014, the Company incurred $1,364 in debt issuance costs related to the debt modification that occurred as a result of the seventh amendment to the prior credit agreement. We analyzed the new loan costs and the existing unamortized loan costs related to the prior agreement allocated to the amended revolving line of credit and term loan separately to determine the amount of costs to be capitalized and the amount to be expensed. As a result of the analysis, the Company recorded $99 to selling, general and administrative expenses in fiscal 2014 to expense certain third-party fees related to the modification of the term loan. The remaining new and unamortized deferred loan costs were deferred and are being amortized over the term of the modified agreement.

The Company recorded $1,692, $2,200 and $2,057 in interest expense in 2016, 2015 and 2014, respectively, in the consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at March 31, 2016 consisted of $229,237 under the U.S. Revolving Credit Facility and $12,052 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at March 31, 2016 in the amount of $9,131.

As of March 31, 2016, the Company has three forward starting non-amortizing Swaps with a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Agreement, which was 1.75% as of March 31, 2016.

We believe that we have both sufficient short and long-term liquidity and financing at this time. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We had a working capital position of $112,765 and $99,951 at March 31, 2016 and 2015, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2016:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$508,534	$346	$124	$116	$257,948	$—	$250,000
Capital leases	5,745	1,227	1,473	1,224	1,127	694	—
Interest on long-term debt (1)	123,388	22,902	21,608	20,313	17,731	15,313	25,521
Rent due under operating leases	62,188	12,365	10,324	8,510	7,572	6,804	16,613
Unconditional purchase obligations	18,977	18,419	345	213	—	—	—
Pension obligations	354	—	—	12	14	25	303
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	7,113	1,916	678	4,519	—	—	—

Total contractual obligations	$726,299	$57,175	$34,552	$34,907	$284,392	$22,836	$292,437

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of March 31, 2016.

(2)	The table excludes $6,253 in liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

We do not have any off-balance sheet arrangements as of March 31, 2016.

Recent Acquisitions

On January 4, 2016, the Company acquired 100% of Cashin Print for $17,487 less net cash acquired of $135 and 100% of System Label for $11,723 less net cash acquired of $2,025. Cashin Print and System Label are located in Castlebar, Ireland and Roscommon, Ireland, respectively. The purchase price for Cashin Print and System Label includes deferred payments of $3,317 and $1,017, respectively that are likely to be paid out in the fourth quarter of fiscal 2019. The businesses supply multinational customers in Ireland, the United Kingdom and Continental Europe and provide Multi-Color with the opportunity to supply a broader product range to a larger customer base, especially in the healthcare market.

On October 1, 2015, the Company acquired 100% of Supa Stik Labels (Supa Stik) for $6,787 less net cash acquired of $977. Supa Stik is located in Perth, West Australia and services the local wine, food & beverage and healthcare label markets. The purchase price includes $622 that is deferred for two years after the closing date.

On August 11, 2015, the Company acquired 90% of the shares of Super Label based in Kuala Lumpur, Malaysia, which was publicly listed on the Malaysian stock exchange. During the second and third quarters of fiscal 2016, the Company acquired the remaining shares and delisted Super Label. The total purchase price was $39,782 less net cash acquired of $6,045. Super Label has operations in Malaysia, Indonesia, the Philippines, Thailand, and China and produces home & personal care, food & beverage and specialty consumer products labels. This acquisition expands our presence in China and gives us access to new label markets in Southeast Asia.

On May 4, 2015, the Company acquired 100% of Barat Group (Barat) based in Bordeaux, France for $49,973 less net cash acquired of $746. Barat operates four manufacturing facilities in Bordeaux and Burgundy, France, and the acquisition gives the Company access to the label market in the Bordeaux wine region and expands our presence in Burgundy.

On May 1, 2015, the Company acquired 100% of Mr. Labels in Brisbane, Queensland Australia for $2,110. The purchase price includes $196 that was deferred until the first anniversary of the closing date. Mr. Labels provides labels primarily to food and beverage customers.

On February 2, 2015, the Company acquired New Era Packaging (New Era) for $16,366 less net cash acquired of $1,741. New Era is based near Dublin, Ireland and specializes in labels for the healthcare, pharmaceutical and food industries. On January 5, 2015, the Company acquired Multi Labels Ltd. (Multi Labels) for $15,670 plus net debt assumed of $3,733. Multi Labels is based in Daventry, near London, England, and specializes in premium alcoholic beverage labels for spirits and imported wine. On July 1, 2014, the Company acquired Multiprint Labels Limited (Multiprint) based in Dublin, Ireland for $1,662 plus net debt assumed of $2,371. The purchase price includes $273 that was deferred for one year after the closing date. Multiprint specializes in pressure sensitive labels for the wine & spirit and beverage markets in Ireland and the UK.

Effective February 1, 2014, the Company acquired the assets of the DI-NA-CAL label business, based near Cincinnati, Ohio, from Graphic Packaging International, Inc. for $80,667. DI-NA-CAL operates manufacturing facilities near Cincinnati, Ohio and Greensboro, North Carolina and provides decorative label solutions primarily in the heat transfer label markets for home & personal care and food & beverage through long-standing relationships with blue chip national and multi-national customers. The acquisition extends Multi-Color’s position in the heat transfer label market and allows us to support a number of new customers with a broader range of label technologies.

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

Business Combinations

The Company allocates the purchase price of its acquisitions to the assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. The Company reports in its consolidated financial statements provisional amounts for the items for which accounting is incomplete. Goodwill is adjusted for any changes to provisional amounts made within the measurement period. The Company utilizes management estimates and an independent third-party valuation firm to assist in determining the fair values of assets acquired and liabilities assumed. Such estimates and valuations require the Company to make significant assumptions, including projections of future events and operating performance.

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

Goodwill. Goodwill is not amortized and is tested for impairment annually. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Historically, the Company’s policy was to perform the annual goodwill impairment test as of the last day of February of each fiscal year. Beginning in fiscal 2016, the Company moved from accelerated filer status to large accelerated filer status. As a result, this Form 10-K was required to be filed 15 days earlier than in previous years. In order to meet the shorter filing timeline, the Company changed its annual goodwill impairment testing date from the last day of February to the last day of January of each fiscal year, beginning in fiscal 2016. This change in the goodwill impairment testing date represents a change in accounting principle, which management determined to be preferable under the circumstances. The Company determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of January 31 for periods prior to January 31, 2016 without the use of hindsight. Therefore, this change was applied prospectively on January 31, 2016.

No events or changes in circumstances occurred in 2016 or 2014 that required goodwill impairment testing in between annual tests. Based on operating results for the Latin American Consumer Product Goods (LA CPG) and Latin America Wine & Spirit (LA W&S) reporting units during fiscal 2015, a quantitative goodwill impairment assessment was performed as of September 30, 2014 for those two reporting units. No impairment was indicated.

Goodwill has been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s divisions. The Company can evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying value and whether it is necessary to perform the two-step goodwill impairment test.

In conjunction with our annual impairment test as of January 31, 2016, the Company performed a qualitative assessment for all but two of our reporting units and determined that it was not more likely than not that the fair values of the reporting units were less than the carrying values. Due to changes in sales forecasts during fiscal 2016, the Company performed the first step of the two-step goodwill impairment test for the LA CPG reporting unit. As it passed the first step of the fiscal 2015 impairment test by less than 5%, the Company performed the first step of the two-step goodwill impairment test for the Asia Pacific Wine & Spirit (AP W&S) reporting unit.

The first step of the impairment test compares the fair value of each reporting unit to its carrying value. We estimated the fair value of each reporting unit using a combination of: (i) a market approach based on multiples of revenue and EBITDA from recent comparable transactions and other market data; and (ii) an income approach based on expected future cash flows discounted at 13% and 10%, for LA CPG and AP W&S, respectively, in 2016. The discount rate reflects the risk associated with each respective reporting unit, including the industry and geographies in which they operate. The market approach and the income approach were weighted equally based on judgment of the comparability of the recent transactions and the risks inherent in estimating future cash flows. We considered recent economic and industry trends, as well as risk in executing our current plans from the perspective of a hypothetical buyer in estimating expected future cash flows in the income approach.

For both LA CPG and AP W&S, the first step of the impairment test did not indicate potential impairment as the estimated fair value of the reporting unit exceeded the carrying amount. As a result, the second step of the impairment test was not required.

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

As a result of our annual goodwill impairment test as of February 28, 2014, the Company recorded an estimated non-cash goodwill impairment charge of $13,475 related to our LA W&S reporting unit during the fourth quarter of fiscal 2014. During the three months ended September 30, 2014, the Company finalized the fiscal 2014 impairment test and recorded an additional non-cash goodwill impairment charge of $951 for LA W&S. This additional impairment was primarily due to a change in the fair value of the fixed assets and lease intangibles based on the final market valuation.

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

The Company performed impairment testing on long-lived assets, including intangibles, at certain manufacturing locations during fiscal 2016, 2015 and 2014 due to the existence of impairment indicators. The undiscounted future cash flows associated with the long-lived assets were greater than their carrying values, and therefore, no impairment was present in any of these three years related to intangible assets.

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

The Company recorded $2,006 and $5,985 in impairment losses on fixed assets during fiscal 2016 and 2015, respectively, related to assets that more likely than not will be sold or otherwise disposed of significantly before the end of their estimated useful lives, $1,874 and $5,208 of which related to the closure of various manufacturing facilities. In addition, the Company performed impairment testing on long-lived assets at certain manufacturing locations during fiscal 2016, 2015 and 2014 due to the existence of other impairment indicators. The undiscounted cash flows associated with the long-lived assets were greater than their carrying values, and therefore, no additional impairment was present in any of these three years.

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

The Company establishes reserves for income tax related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities. Provisions for and changes to these reserves and any related net interest and penalties are included in income tax expense in the consolidated statements of income. Significant judgment is required when evaluating our tax provisions and determining our provision for income taxes. We regularly review our tax positions and we adjust the reserves as circumstances change.

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

The Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 at March 31, 2016 to convert variable interest rates on a portion of outstanding debt to fixed interest rates. Upon inception, the Swaps were designated as a cash flow hedge, and the Company adjusted the carrying value of these derivatives to their estimated fair value and recorded the adjustment in accumulated other comprehensive income (loss). In conjunction with entering into the Credit Agreement on November 21, 2014, the Company de-designated the Swaps as a cash flow hedge. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps are immediately recognized in interest expense.

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. The Company adjusts the carrying value of each forward contract to its estimated fair value. If designated as a fair value hedge, changes in the fair value of a contract are recorded in other income and expense in the consolidated statements of income in the same period during which the related hedged item affects the consolidated statements of income. If not designated as a hedging instrument, changes in the fair value of a contract are immediately recognized in other income and expense in the consolidated statements of income

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of January of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Goodwill and intangible assets are typically valued using Level 3 inputs.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several areas of accounting for employee share-based payments including the accounting for income taxes and forfeitures and the classification of excess tax benefits and employee taxes paid when directly withholding shares for tax-withholding purposes. This ASU requires that excess tax benefits for share-based payments be recognized as income tax expense and classified within operating cash flows rather than being recorded within additional paid-in capital and classified within financing cash flows. This update is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2017. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lessees recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. For income statement purposes, leases will be classified as either finance leases or operating leases. This update is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2019. This update should be applied at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position. This update requires that deferred tax liabilities and assets be classified as noncurrent. This update is effective for financial statements issued for fiscal years beginning April 1, 2017. This update may be applied either prospectively or retrospectively. However, early adoption is permitted and we have chosen to adopt the standard prospectively as of January 1, 2016. As a result, prior periods have not been adjusted to reflect this change. This update impacted the presentation, but not the measurement of deferred tax liabilities and assets.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the current requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2016. This update should be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company is currently evaluating the impact of this standard on its consolidated financial statements, but it is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This update does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Prior to issuance of this ASU, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value less normal profit margin). For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only its net realizable value, and not to the three measures required by current guidance. This update is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2017. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (NAV) per share as a practical expedient. This update is effective retrospectively for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, which for the Company is the year beginning April 1, 2016. The Company’s pension plan assets are measured at NAV. The adoption of this update will affect the Company’s disclosures related to the pension plan assets but will not have an effect on the Company’s Consolidated Statements of Income or Consolidated Balance Sheet.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides criteria for determining whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2016. This update can be applied retrospectively or prospectively to all arrangements entered into or materially modified after the effective date. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements, but it is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under current accounting guidance, debt issuance costs are recognized as a deferred charge (an asset). The recognition and measurement of debt issuance costs are not affected by this update, only the presentation in the Consolidated Balance Sheet. This update is effective retrospectively for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2016.

In July 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Upon adoption, the Company plans to present all debt issuance costs, net of accumulated amortization, as a direct deduction from the carrying amount of the debt liability, including those related to our line-of-credit arrangements. As of March 31, 2016 and 2015, debt issuance costs, net of accumulated amortization, of approximately $8,000 and $9,600, respectively, were recognized in the consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides revised guidance for revenue recognition. The standard’s core principle is that an entity should recognize revenue for transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance provides five steps that should be applied to achieve that core principle. In July 2015, the FASB deferred the effective date of this standard by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is the fiscal year beginning April 1, 2018. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations for Topic 606. These updates can be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company plans to adopt these updates for the fiscal year beginning April 1, 2018 and is currently in the process of evaluating the impact on the Company’s consolidated financial statements.

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

As of March 31, 2016, the Company has three forward starting non-amortizing interest rate swaps (Swaps) with a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Agreement. Based on the outstanding debt at March 31, 2016, a 100 basis point change in the interest rate would change interest expense by approximately $1,348 annually.

Foreign currency exchange risk arises from our international operations in Argentina, Australia, Canada, Central America, Chile, China, Europe, Southeast Asia, and South Africa as well as from transactions with customers or suppliers denominated in foreign currencies. The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rate for each monthly period. As foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. During fiscal 2016, approximately 42% of our net sales were made by our foreign subsidiaries and their combined net income was 22% of the Company’s net income.

The balance sheets of our foreign subsidiaries are translated into U.S. dollars at the closing exchange rates of each monthly balance sheet date. During fiscal 2016, the Company recorded an unrealized foreign currency translation loss of $2,671 in other comprehensive income as a result of movements in foreign currency exchange rates related to the Argentinean Peso, Australian Dollar, British Pound, Canadian Dollar, Chilean Peso, Chinese Yuan, Euro, Indonesian Rupiah, Malaysian Ringgit, Mexican Peso, Philippine Peso, Polish Zloty, South African Rand, Swiss Franc, and the Thai Baht. See Notes 2 and 19 to the Company’s consolidated financial statements. As of March 31, 2016, a 10% change in these foreign exchange rates would change shareholders’ equity by approximately $45,000. This hypothetical change was calculated by multiplying the net assets of each of our foreign subsidiaries by a 10% change in the applicable foreign exchange rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because they are either not required or the information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted new accounting guidance during the year ended March 31, 2016 related to the presentation of deferred income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 31, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

May 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

We have audited the internal control over financial reporting of Multi-Color Corporation (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Barat Group, Super Enterprise Holdings Berhad, Supa Stik Labels, Cashin Print, and System Label whose financial statements reflect total assets and revenues constituting 13.2 and 6.9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2016. As indicated in Management’s Report, these companies were acquired during the year ended March 31, 2016. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Barat Group, Super Enterprise Holdings Berhad, Supa Stik Labels, Cashin Print, and System Label.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2016, and our report dated May 31, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

May 31, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Multi-Color Corporation:

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Multi-Color Corporation and subsidiaries (the Company) for the period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Multi-Color Corporation and subsidiaries for the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Cincinnati, Ohio

June 13, 2014

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31

(In thousands, except per share data)

	2016	2015	2014
Net revenues	$870,825	$810,772	$706,432
Cost of revenues	689,199	637,498	574,375

Gross profit	181,626	173,274	132,057
Selling, general and administrative expenses	81,998	68,012	57,293
Facility closure expenses	5,200	7,399	1,166
Goodwill impairment	—	951	13,475

Operating income	94,428	96,912	60,123
Interest expense	25,751	26,386	21,776
Other expense (income), net	1,867	(346)	(5,910)

Income before income taxes	66,810	70,872	44,257
Income tax expense	18,981	25,156	16,033

Net income	47,829	45,716	28,224
Less: Net income attributable to noncontrolling interests	90	—	—

Net income attributable to Multi-Color Corporation	$47,739	$45,716	$28,224

Weighted average shares and equivalents outstanding:
Basic	16,750	16,623	16,342
Diluted	16,952	16,877	16,599

Basic earnings per common share	$2.85	$2.75	$1.73
Diluted earnings per common share	$2.82	$2.71	$1.70
Dividends per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended March 31

(In thousands)

	2016	2015	2014
Net income	$47,829	$45,716	$28,224
Other comprehensive income (loss):
Unrealized foreign currency translation loss (1)	(2,671)	(56,200)	(6,753)
Unrealized gain on interest rate swaps, net of tax (2)	485	563	877
Change in minimum pension liability, net of tax (3)	35	(169)	226

Total other comprehensive income (loss)	(2,151)	(55,806)	(5,650)

Comprehensive income (loss)	45,678	(10,090)	22,574
Less: Comprehensive income attributable to noncontrolling interests	163	—	—

Comprehensive income (loss) attributable to Multi-Color Corporation	$45,515	$(10,090)	$22,574

(1)	The amount for the years ended March 31, 2016 and 2015 includes a tax impact of $(277) and $1,002, respectively, related to the settlement of foreign currency denominated intercompany loans.

(2)	Amounts are net of tax of $(303), $(353) and $(555) for the years ended March 31, 2016, 2015 and 2014, respectively.

(3)	Amounts are net of tax of $(22), $106 and $(142) for the years ended March 31, 2016, 2015 and 2014, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of March 31

(In thousands, except per share data)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$27,709	$18,049
Accounts receivable, net	134,920	111,092
Other receivables	8,807	5,396
Inventories, net	61,191	56,067
Deferred income tax assets	—	8,955
Prepaid expenses	15,283	6,490
Other current assets	2,280	1,923

Total current assets	250,190	207,972
Assets held for sale	67	2,963
Property, plant and equipment, net	221,295	190,078
Goodwill	422,009	368,221
Intangible assets, net	169,146	145,023
Deferred financing fees and other non-current assets	12,041	12,100
Deferred income tax assets	3,318	1,014

Total assets	$1,078,066	$927,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,573	$2,947
Accounts payable	82,958	62,821
Accrued expenses and other liabilities	52,894	42,253

Total current liabilities	137,425	108,021
Long-term debt	512,706	455,583
Deferred income tax liabilities	65,798	59,677
Other liabilities	19,505	14,617

Total liabilities	735,434	637,898
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 40,000 shares authorized, 17,111 and 16,906 shares issued at March 31, 2016 and 2015, respectively	1,040	1,021
Paid-in capital	150,783	141,729
Treasury stock, 293 and 267 shares at cost at March 31, 2016 and 2015, respectively	(10,556)	(8,768)
Retained earnings	258,848	214,463
Accumulated other comprehensive loss	(61,123)	(58,972)

Total stockholders’ equity attributable to Multi-Color Corporation	338,992	289,473
Noncontrolling interests	3,640	—

Total stockholders’ equity	342,632	289,473

Total liabilities and stockholders’ equity	$1,078,066	$927,371

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
	Common Stock					Other
	Shares Issued	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Noncontrolling Interests	Total
March 31, 2013	16,335	$968	$125,586	$(1,114)	$147,100	$2,484	$—	$275,024
Net income					28,224			28,224
Other comprehensive loss						(5,650)		(5,650)
Issuance of common stock	220	21	3,901					3,922
Excess tax benefit from stock-based compensation			648					648
Restricted stock grant	16							—
Stock-based compensation			1,497					1,497
Shares acquired under employee plans				(846)				(846)
Treasury stock purchase in settlement of claim				(1,800)				(1,800)
Common stock dividends					(3,272)			(3,272)

March 31, 2014	16,571	$989	$131,632	$(3,760)	$172,052	$(3,166)	$—	$297,747
Net income					45,716			45,716
Other comprehensive loss						(55,806)		(55,806)
Issuance of common stock	324	32	5,483					5,515
Excess tax benefit from stock-based compensation			2,644					2,644
Restricted stock grant	11							—
Stock-based compensation			1,970					1,970
Shares acquired under employee plans				(5,008)				(5,008)
Common stock dividends					(3,305)			(3,305)

March 31, 2015	16,906	$1,021	$141,729	$(8,768)	$214,463	$(58,972)	$—	$289,473
Net income					47,739		90	47,829
Other comprehensive income (loss)						(2,151)	73	(2,078)
Acquisitions							3,477	3,477
Issuance of common stock	190	19	4,065					4,084
Excess tax benefit from stock-based compensation			2,007					2,007
Restricted stock grant	15							—
Stock-based compensation			2,982					2,982
Shares acquired under employee plans				(1,788)				(1,788)
Common stock dividends					(3,354)			(3,354)

March 31, 2016	17,111	$1,040	$150,783	$(10,556)	$258,848	$(61,123)	$3,640	$342,632

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31

(In thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,829	$45,716	$28,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,295	29,828	27,995
Amortization of intangible assets	13,178	11,541	9,823
Amortization of deferred financing costs	1,692	2,200	2,057
Loss on write-off of deferred financing fees	—	2,001	—
Impairment loss on fixed assets	132	777	—
Facility closure expenses related to impairment loss on fixed assets	1,874	5,208	—
Goodwill impairment	—	951	13,475
Gain on sale of Watertown facility	(476)	—	—
Loss/(gain) on benefit plans related to facility closures	88	(726)	—
Net loss on disposal of property, plant and equipment	282	199	539
Net (gain)/loss on interest rate swaps	(276)	351	—
Stock-based compensation expense	2,982	1,970	1,497
Excess tax benefit from stock-based compensation	(2,007)	(2,644)	(648)
Deferred income taxes, net	2,343	6,944	6,482
Gain on settlement of claim	—	—	(3,800)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,412)	1,953	4,825
Inventories	3,273	(1,048)	34
Prepaid expenses and other assets	(10,581)	1,811	(186)
Accounts payable	11,773	(4,095)	(6,088)
Accrued expenses and other liabilities	1,412	4,038	(3,612)

Net cash provided by operating activities	99,401	106,975	80,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,892)	(29,153)	(30,365)
Investment in acquisitions, net of cash acquired	(103,245)	(31,240)	(133,499)
Short-term refunds on equipment	—	—	5,568
Proceeds from sale of Watertown and Norway facilities	2,505	—	—
Proceeds from sale of property, plant and equipment	600	471	4,921

Net cash used in investing activities	(135,032)	(59,922)	(153,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	362,960	323,895	239,342
Payments under revolving lines of credit	(309,621)	(227,818)	(212,401)
Borrowings of long-term debt	823	251,896	76,872
Repayment of long-term debt	(9,165)	(367,868)	(30,589)
Payment of acquisition related contingent consideration and deferred payments	(1,141)	(10,916)	(3,129)
Treasury stock purchase in settlement of claim	—	—	(1,800)
Proceeds from issuance of common stock	2,706	2,019	3,177
Excess tax benefit from stock-based compensation	2,007	2,644	648
Debt issuance costs	(18)	(7,921)	(1,364)
Dividends paid	(3,351)	(3,302)	(3,276)

Net cash provided by/(used in) financing activities	45,200	(37,371)	67,480

Effect of foreign exchange rate changes on cash	91	(1,653)	(439)

Net increase/(decrease) in cash and cash equivalents	9,660	8,029	(5,717)
Cash and cash equivalents, beginning of year	18,049	10,020	15,737

Cash and cash equivalents, end of year	$27,709	$18,049	$10,020

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

References to 2016, 2015 and 2014 are for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. The consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year classifications.

As of March 31, 2016, the Company’s operations were conducted through the Consumer Product Goods and Wine & Spirit operating segments, which are aggregated into one reportable segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” The metrics used by management to assess the performance of the Company’s operating segments include revenue trends, gross profit margin and operating margin. The Company’s operating segments have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.

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

In addition, the Company also recognizes revenues related to multiple-element arrangements with both pre-press activities and traditional label revenues. These pre-press charges are specific to the customer and product under contract and the output generated has no marketable use outside of the label production process for the specific contract run. We have only one deliverable for revenue recognition and a single unit of accounting. As such, to the extent that revenue for these pre-press activities is separately billed, it is deferred and recognized over the period of the associated label runs. These label runs range from a single production run to ongoing runs over an average of 3-4 months. The associated costs are also deferred and recognized over the same period.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) primarily consist of sales and marketing costs, corporate and divisional administrative and other costs and depreciation and amortization expense related to non-manufacturing assets. Advertising costs are charged to expense as incurred and were minimal in 2016, 2015 and 2014.

Research and Development Costs

Research and development costs are charged to expense as incurred and were $5,520, $4,619 and $4,751 in 2016, 2015 and 2014, respectively.

Cash and Cash Equivalents

The Company records all highly liquid short-term investments with maturities of three months or less as cash equivalents. At March 31, 2016 and 2015, the Company had cash in foreign bank accounts of $25,483 and $15,781, respectively.

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

Supply Chain Financing

During 2015, the Company entered into supply chain financing agreements with two of its customers. The receivables for both the agreements are sold without recourse to the customers’ banks and are accounted for as sales of accounts receivable. Gains and losses on the sale of these receivables are included in selling, general and administrative expenses in the consolidated statements of income, and losses of $363 and $67 were recorded during 2016 and 2015, respectively.

Inventories

Inventories are valued at the lower of cost or market value and substantially all are maintained using the FIFO (first-in, first-out) or specific identification method. Excess and obsolete inventory allowances are generally established based on inventory age.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation.

Depreciation expense, which includes the amortization of assets recorded under capital leases, is calculated using the straight-line method over the estimated useful lives of the assets, or the remaining terms of the leases, as follows:

Buildings	20-39 years
Building improvements	15 years
Machinery and equipment	3-15 years
Computers	3-5 years
Furniture and fixtures	5-10 years

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

Goodwill. Goodwill is not amortized and is tested for impairment annually. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Historically, the Company’s policy was to perform the annual goodwill impairment test as of the last day of February of each fiscal year. Beginning in fiscal 2016, the Company moved from accelerated filer status to large accelerated filer status. As a result, this Form 10-K was required to be filed 15 days earlier than in previous years. In order to meet the shorter filing timeline, the Company changed its annual goodwill impairment testing date from the last day of February to the last day of January of each fiscal year, beginning in fiscal 2016. This change in the goodwill impairment testing date represents a change in accounting principle, which management determined to be preferable under the circumstances. The Company determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of January 31, 2016 for periods prior to January 31, 2016 without the use of hindsight. Therefore, this change was applied prospectively on January 31, 2016.

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

Intangible Assets. Intangible assets with definite useful lives are amortized over periods of up to 21 years based on a number of assumptions including estimated period of economic benefit and utilization. Intangible assets are tested for impairment when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values. We test for impairment by comparing (i) estimates of undiscounted future cash flows, before interest charges, included in our operating plans to (ii) the carrying values of the related assets. Tests are performed over asset groups at the lowest level of identifiable cash flows.

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

The Company establishes reserves for income tax related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities. Provisions for and changes to these reserves and any related net interest and penalties are included in income tax expense in the consolidated statements of income. Significant judgment is required when evaluating our tax provisions and determining our provision for income taxes. We regularly review our tax positions and we adjust the reserves as circumstances change.

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

The Company manages foreign currency exchange rate risk of foreign currency denominated firm commitments to purchase presses and other equipment by periodically entering into foreign currency forward contracts. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. If designated as a fair value hedge, changes in the fair value of a contract are recorded in other income and expense in the consolidated statements of income in the same period during which the related hedged item affects the consolidated statements of income. The Company evaluates effectiveness on an ongoing quarterly basis. If not designated as a hedging instrument, changes in the fair value of a contract are immediately recognized in other income and expense in the consolidated statements of income.

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

The Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 at March 31, 2016 to convert variable interest rates on a portion of outstanding debt to fixed interest rates. Upon inception, the Swaps were designated as a cash flow hedge, and the Company adjusted the carrying value of these derivatives to their estimated fair value and recorded the adjustment in accumulated other comprehensive income (loss). In conjunction with entering into the Credit Agreement on November 21, 2014, the Company de-designated the Swaps as a cash flow hedge. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps are immediately recognized in interest expense.

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. The Company adjusts the carrying value of each forward contract to its estimated fair value. If designated as a fair value hedge, changes in the fair value of a contract are recorded in other income and expense in the consolidated statements of income in the same period during which the related hedged item affects the consolidated statements of income. If not designated as a hedging instrument, changes in the fair value of a contract are immediately recognized in other income and expense in the consolidated statements of income.

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of January of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values.

Foreign Exchange

The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive income (loss) as a component of stockholders’ equity and were a loss of $2,671 and $56,200 during 2016 and 2015, respectively. Transaction gains and losses are reported in other income and expense in the consolidated statements of income.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several areas of accounting for employee share-based payments including the accounting for income taxes and forfeitures and the classification of excess tax benefits and employee taxes paid when directly withholding shares for tax-withholding purposes. This ASU requires that excess tax benefits for share-based payments be recognized as income tax expense and classified within operating cash flows rather than being recorded within additional paid-in capital and classified within financing cash flows. This update is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2017. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lessees recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. For income statement purposes, leases will be classified as either finance leases or operating leases. This update is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2019. This update should be applied at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement to separate deferred income tax liabilities and assets into current and noncurrent amounts in the statement of financial position. This update requires that deferred tax liabilities and assets be classified as noncurrent. This update is effective for financial statements issued for fiscal years beginning April 1, 2017. This update may be applied either prospectively or retrospectively. However, early adoption is permitted and we have chosen to adopt the standard prospectively as of January 1, 2016. As a result, prior periods have not been adjusted to reflect this change. This update impacted the presentation, but not the measurement of deferred tax liabilities and assets.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the current requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2016. This update should be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company is currently evaluating the impact of this standard on its consolidated financial statements, but it is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This update does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Prior to issuance of this ASU, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value less normal profit margin). For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only its net realizable value, and not to the three measures required by current guidance. This update is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2017. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (NAV) per share as a practical expedient. This update is effective retrospectively for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, which for the Company is the year beginning April 1, 2016. The Company’s pension plan assets are measured at NAV. The adoption of this update will affect the Company’s disclosures related to the pension plan assets but will not have an effect on the Company’s Consolidated Statements of Income or Consolidated Balance Sheet.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides criteria for determining whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2016. This update can be applied retrospectively or prospectively to all arrangements entered into or materially modified after the effective date. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements, but it is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under current accounting guidance, debt issuance costs are recognized as a deferred charge (an asset). The recognition and measurement of debt issuance costs are not affected by this update, only the presentation in the Consolidated Balance Sheet. This update is effective retrospectively for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2016.

In July 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Upon adoption, the Company plans to present all debt issuance costs, net of accumulated amortization, as a direct deduction from the carrying amount of the debt liability, including those related to our line-of-credit arrangements. As of March 31, 2016 and 2015, debt issuance costs, net of accumulated amortization, of approximately $8,000 and $9,600, respectively, were recognized in the Consolidated Balance Sheets.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides revised guidance for revenue recognition. The standard’s core principle is that an entity should recognize revenue for transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance provides five steps that should be applied to achieve that core principle. In July 2015, the FASB deferred the effective date of this standard by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is the fiscal year beginning April 1, 2018. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations for Topic 606. These updates can be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company plans to adopt these updates for the fiscal year beginning April 1, 2018 and is currently in the process of evaluating the impact on the Company’s consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the consolidated financial statements.

(3) ACQUISITIONS

Super Enterprise Holdings Berhad (Super Label) Summary

On August 11, 2015, the Company acquired 90% of the shares of Super Label based in Kuala Lumpur, Malaysia, which was publicly listed on the Malaysian stock exchange. During the second and third quarters of fiscal 2016, the Company acquired the remaining shares and delisted Super Label. Super Label has operations in Malaysia, Indonesia, the Philippines, Thailand and China and produces home & personal care, food and beverage and specialty consumer products labels. This acquisition expands our presence in China and gives us access to new label markets in Southeast Asia.

The acquisition includes an 80% controlling interest in the label operations in Indonesia and a 60% controlling interest in certain legal entities in Malaysia and China. The results of Super Label’s operations were included in the Company’s consolidated financial statements beginning on August 11, 2015.

The purchase price for Super Label consisted of the following:

Cash from proceeds of borrowings	$39,782
Net cash acquired	(6,045)

Total purchase price	$33,737

The cash portion of the purchase price was funded through borrowings under our Credit Agreement (see Note 8). Net cash acquired includes $8,167 of cash acquired less $2,122 of bank debt assumed. The Company spent $1,427 in acquisition expenses related to the Super Label acquisition. These expenses were recorded in selling, general, and administrative expense in the consolidated statements of income in fiscal 2016.

Barat Group (Barat) Summary

On May 4, 2015, the Company acquired 100% of Barat based in Bordeaux, France. Barat operates four manufacturing facilities in Bordeaux and Burgundy, France, and the acquisition gives the Company access to the label market in the Bordeaux wine region and expands our presence in Burgundy. The acquisition includes a 30% minority interest in Gironde Imprimerie Publicité, which is being accounted for under the cost method based upon Multi-Color’s inability to exercise significant influence over the business. The results of Barat’s operations were included in the Company’s consolidated financial statements beginning on May 4, 2015.

The purchase price for Barat consisted of the following:

Cash from proceeds of borrowings	$47,813
Deferred payment	2,160

Purchase price, before cash acquired	49,973
Net cash acquired	(746)

Total purchase price	$49,227

The cash portion of the purchase price was funded through the Credit Agreement (see Note 8). The purchase price includes $2,160 due to the seller, which was paid during the three months ended September 30, 2015. Net cash acquired includes $4,444 of cash acquired less $3,698 of bank debt assumed related to capital leases. The Company spent $1,488 in acquisition expenses related to the Barat acquisition. These expenses were recorded in selling, general and administrative expenses in the consolidated statements of income, $816 in fiscal 2016 and $672 in fiscal 2015.

In conjunction with the acquisition of Barat, the Company recorded an indemnification asset of $1,115, which represents the seller’s obligation under the purchase agreement to indemnify Multi-Color for the outcome of potential contingent liabilities relating to uncertain tax positions.

Purchase Price Allocation and Other Items

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Super Label. The purchase price allocation may change in future periods as the fair value estimates of assets and liabilities (including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles, debt and noncontrolling interests) and the valuation of the related tax assets and liabilities are completed.

Based on fair value estimates, the purchase prices for Super Label and Barat have been allocated to individual assets acquired and liabilities assumed as follows:

	Super Label	Barat
Assets Acquired:
Net cash acquired	$6,045	$746
Accounts receivable	8,527	8,489
Inventories	4,205	2,863
Property, plant and equipment	17,401	8,356
Intangible assets	754	21,852
Goodwill	13,409	23,391
Other assets	1,903	2,794

Total assets acquired	52,244	68,491

Liabilities Assumed:
Accounts payable	5,104	3,049
Accrued income taxes payable	974	355
Accrued expenses and other liabilities	1,801	7,043
Deferred tax liabilities	1,106	8,071

Total liabilities assumed	8,985	18,518

Net assets acquired	43,259	49,973

Noncontrolling interests	(3,477)	—

Net assets acquired attributable to Multi-Color Corporation	$39,782	$49,973

The fair value of the noncontrolling interests for Super Label were estimated based on market valuations performed by an independent third party using a combination of: (i) an income approach based on expected future discounted cash flows; and (ii) an asset approach.

The estimated fair value of identifiable intangible assets and their estimated useful lives are as follows:

	Super Label		Barat
	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$754	10 years	$20,849	20 years
Non-compete agreements	—	—	780	2 years
Trademarks	—	—	223	1 year

Total identifiable intangible assets	$754		$21,852

Identifiable intangible assets are amortized over their useful lives based on a number of assumptions including the estimated period of economic benefit and utilization. The weighted-average amortization period for identifiable intangible assets acquired in the Barat acquisition is 19 years.

The goodwill for Super Label is attributable to access to the label markets in Malaysia, Indonesia, the Philippines and Thailand and the acquired workforce. The goodwill for Barat is attributable to access to the label market in the Bordeaux wine region and the acquired workforce. Goodwill arising from the Super Label and Barat acquisitions is not deductible for income tax purposes.

Below is a roll forward of the goodwill acquired from the acquisition date to March 31, 2016:

	Super Label	Barat
Balance at acquisition date	$13,409	$23,391
Foreign exchange impact	352	487

Balance at March 31, 2016	$13,761	$23,878

The account receivable acquired as part of the Super Label acquisition had a fair value of $8,527 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $8,809 and the estimated contractual cash flows that are not expected to be collected are $282. The accounts receivable acquired as part of the Barat acquisition had a fair value of $8,489 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $8,679 and the estimated contractual cash flows that are not expected to be collected are $190.

The net revenues and net income of Super Label included in the consolidated statement of income from the acquisition date through March 31, 2016 were $23,157 and $175, respectively. The net revenues and net income of Barat included in the consolidated statement of income from the acquisition date through March 31, 2016 were $30,098 and $1,251, respectively.

Pro Forma Information (Unaudited)

The following table provides the unaudited pro forma results of operations for the years ended March 31, 2016 and 2015 as if Super Label and Barat had been acquired as of the beginning of fiscal year 2015. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated or that may result in the future.

	2016	2015
Net revenues	$887,803	$888,757
Net income attributable to Multi-Color	$50,270	$46,295
Diluted earnings per share	$2.97	$2.74

The following is a reconciliation of actual net revenues and net income attributable to Multi-Color Corporation to pro forma net revenues and net income attributable to Multi-Color Corporation:

	2016		2015
	Net Revenues	Net Income	Net Revenues	Net Income
Multi-Color Corporation actual results	$870,825	$47,739	$810,772	$45,716
Acquired companies results	16,978	1,063	77,985	4,373
Pro forma adjustments	—	1,468	—	(3,794)

Pro forma results	$887,803	$50,270	$888,757	$46,295

The following table identifies pro forma adjustments:

	2016	2015
Acquired companies financing costs	$150	$2,063
Acquisition transaction costs	2,243	672
Incremental depreciation and amortization	—	(1,838)
Incremental interest costs	(925)	(4,691)

Pro forma adjustments	$1,468	$(3,794)

Other Acquisition Activity

On January 4, 2016, the Company acquired 100% of Cashin Print for $17,487 less net cash acquired of $135 and 100% of System Label for $11,723 less net cash acquired of $2,025. Cashin Print and System Label are located in Castlebar, Ireland and Roscommon, Ireland, respectively. The purchase prices for Cashin Print and System Label include $1,411 and $1,624, respectively, for estimated purchase price adjustments, which will be paid to the sellers during the three months ended June 30, 2016. In addition, the purchase prices for Cashin Print and System Label include deferred payments of $3,317 and $1,017, respectively, that are likely to be paid out in the fourth quarter of fiscal 2019. The businesses supply multinational customers in Ireland, the United Kingdom and Continental Europe and provide Multi-Color with the opportunity to supply a broader product range to a larger customer base, especially in the healthcare market. On October 1, 2015, the Company acquired 100% of Supa Stik Labels (Supa Stik) for $6,787 less net cash acquired of $977. Supa Stik is located in Perth, West Australia and services the local wine, food & beverage and healthcare label markets. The purchase price includes $622 that is deferred for two years after the closing date. On May 1, 2015, the Company acquired 100% of Mr. Labels in Brisbane, Queensland Australia for $2,110. The purchase price includes $196 that was deferred until the first anniversary of the closing date. Mr. Labels provides labels primarily to food and beverage customers. The combined net revenues and net income included in the consolidated statement of income for the year ended March 31, 2016 for Cashin Print, System Label, Supa Stik and Mr. Labels were $8,679 and $922, respectively. The results of operations of these acquired businesses have been included in the consolidated financial statements since the respective dates of acquisition and have been determined to be immaterial for purposes of further disclosure.

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Cashin Print, System Label and Supa Stik. The purchase price allocation may change in future periods as the fair value estimates of assets and liabilities (including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles and debt) and the valuation of the related tax assets and liabilities are completed.

On February 2, 2015, the Company acquired 100% of New Era Packaging (New Era) for $16,366 less net cash acquired of $1,741. New Era is based near Dublin, Ireland and specializes in labels for the healthcare, pharmaceutical and food industries. On January 5, 2015, the Company acquired 100% of Multi Labels Ltd. (Multi Labels) for $15,670 plus net debt assumed of $3,733. Multi Labels is based in Daventry, near London, England, and specializes in premium alcoholic beverage labels for spirits and imported wine. On July 1, 2014, the Company acquired 100% of Multiprint Labels Limited (Multiprint) based in Dublin, Ireland for $1,662 plus net debt assumed of $2,371. The purchase price includes $273 that was deferred for one year after the closing date, which was paid during fiscal 2016. Multiprint specializes in pressure sensitive labels for the wine & spirit and beverage markets in Ireland and the UK. The combined net revenues and net loss included in the consolidated statement of income for the year ended March 31, 2015 for New Era, Multi Labels and Multiprint were $12,628 and $(295), respectively. The results of operations of these acquired businesses have been included in the consolidated financial statements since the respective dates of acquisition and have been determined to be individually and collectively immaterial for further disclosure.

Effective February 1, 2014, the Company acquired the assets of the DI-NA-CAL label business, based near Cincinnati, Ohio, from Graphic Packaging International, Inc., for $80,667. DI-NA-CAL provides decorative label solutions primarily in the heat transfer label markets for home & personal care and food & beverage through long-standing relationships with blue chip national and multi-national customers. Upon closing, $8,067 of the purchase price was deposited into an escrow account and was to be released to the seller on the 18 month anniversary of the closing date in accordance with the provisions of the escrow agreement. The escrow amount is to fund certain potential obligations of the seller with respect to the transaction. During the three months ended September 30, 2015, all but $598 of the escrow amount was released to the seller. As of March 31, 2016, $381 remained in the escrow account. The Company spent $452 in acquisition expenses related to the DI-NA-CAL acquisition. These expenses were recorded in selling, general and administrative expenses in the consolidated statements of income, $147 in fiscal 2015 and $305 in fiscal 2014.

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

On October 1, 2013, the Company acquired Gern & Cie SA (Gern) based in Neuchatel, Switzerland for $5,939. Gern is the premier wine label producer in Switzerland, with customer profiles and technologies similar to our existing French operations. On April 2, 2013, the Company completed acquisitions in Australia and France for $7,362. In Adelaide, Australia, MCC acquired Labelmakers Wine Division. In the Champagne region of France, MCC acquired Imprimerie Champenoise, which increased our ability to support local champagne producers in the region. The results of operations of these acquired businesses have been included in the consolidated financial statements since the respective dates of acquisition and have been determined to be individually and collectively immaterial for further disclosure.

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

(4) ACCOUNTS RECEIVABLE ALLOWANCE

The Company’s customers are primarily producers of home & personal care, wine & spirit, food & beverage, healthcare and specialty consumer products. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The following table summarizes the activity in the allowance for doubtful accounts:

	2016	2015	2014
Balance at beginning of year	$2,101	$2,028	$1,652
Provision	1,249	330	807
Accounts written-off	(864)	(75)	(407)
Foreign exchange	11	(182)	(24)

Balance at end of year	$2,497	$2,101	$2,028

(5) INVENTORIES

The Company’s inventories as of March 31 consisted of the following:

	2016	2015
Finished goods	$35,126	$31,797
Work-in-process	7,066	8,238
Raw materials	25,508	21,910

Total inventories, gross	67,700	61,945
Inventory reserves	(6,509)	(5,878)

Total inventories, net	$61,191	$56,067

(6) PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment as of March 31 consisted of the following:

	2016	2015
Land	$2,937	$2,036
Buildings, building improvements and leasehold improvements	44,055	38,226
Machinery and equipment	309,150	256,658
Furniture, fixtures, computer equipment and software	25,178	21,025
Construction in progress	7,483	11,370

Property, plant and equipment, gross	388,803	329,315
Accumulated depreciation	(167,508)	(139,237)

Property, plant and equipment, net	$221,295	$190,078

Total depreciation expense for 2016, 2015 and 2014 was $31,295, $29,828 and $27,995, respectively. During 2016 and 2015, the Company incurred $2,446 and $3,664, respectively, in capital expenditures that were not yet paid as of March 31, 2016 and 2015, respectively.

As a result of our decision to close certain manufacturing facilities during fiscal 2016 and 2015, the Company determined that it was more likely than not that certain fixed assets at these facilities would be sold or otherwise disposed of significantly before the end of their estimate useful lives.

As a result of the decision to close our manufacturing facility located in Sonoma, California, during fiscal 2016 non-cash fixed asset impairment charges of $220 were recorded, primarily to write off certain machinery and equipment that will not be transferred to other locations and will be abandoned.

As a result of the decision to consolidate our manufacturing facilities located in Glasgow, Scotland, during fiscal 2016 non-cash fixed asset impairment charges of $115 were recorded, primarily to write off certain machinery and equipment that will not be transferred to other locations and will be abandoned.

As a result of the decision to close our manufacturing facility located in Greensboro, North Carolina, during fiscal 2016 non-cash fixed asset impairment charges of $786 were recorded, primarily to write off certain machinery and equipment that was not transferred to other locations and was abandoned.

As a result of the decision to close our manufacturing facility located in Dublin, Ireland, during fiscal 2016 non-cash fixed asset impairment charges of $219 were recorded, primarily to write off certain machinery and equipment and leasehold improvements that are not being transferred to other locations and will be abandoned.

As a result of the decision to close our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin, during fiscal 2015, non-cash fixed asset impairment charges of $5,208 were recorded, primarily to write off certain machinery and equipment that was not transferred to other locations and was abandoned. Also included in these charges is an impairment related to the land and building in Norway, Michigan. These carrying amounts were adjusted to their estimated fair value, less costs to sell, which were determined based on a market valuation from an independent third party. The land and building in Watertown, Wisconsin were not impaired. The land and buildings at the Norway and Watertown facilities of $2,563 were classified as held for sale as of March 31, 2015. During fiscal 2016, additional impairment charges of $534 were recorded to adjust the carrying value of the land and building held for sale at the Norway facility to their estimated fair value, less costs to sell, which were determined based upon a quoted market price. The land and buildings at the Norway and Watertown facilities were sold during fiscal 2016, and a gain of $476 was recorded in facility closure expenses in the consolidated statements of income related to the sale of the Watertown facility.

These asset impairment charges were recorded in facility closure expenses in the consolidated statements of income. See Note 21 for further information on these facility closures.

During fiscal 2015, the Company also determined that it was more likely than not that certain fixed assets at the manufacturing facilities located in Chile and Argentina will be sold or otherwise disposed of significantly before the end of their estimated useful lives. Non-cash impairment charges of $621 related to these assets was recorded in selling, general and administrative expenses in the consolidated statements of income, primarily to write-down certain machinery and equipment to their estimated fair values. These fixed assets of $374 were classified as held for sale as of March 31, 2015. In addition, the carrying amounts of certain machinery and equipment that was abandoned were written off.

As of March 31, 2016, certain assets that were previously held for sale in Chile and Argentina that were not yet sold were reclassified as held and used, as the criteria for classification as held for sale were no longer met. In addition, non-cash impairment charges of $73 were recorded to write-off a portion of these assets that were abandoned.

In addition, the Company performed impairment testing on long-lived assets at certain manufacturing locations during fiscal 2016, 2015, and 2014 due to the existence of other impairment indicators. The undiscounted cash flows associated with the long-lived assets were greater than their carrying values, and therefore, no additional impairment was present in any of these three years.

(7) GOODWILL AND INTANGIBLE ASSETS

The changes in the Company’s goodwill consisted of the following:

	2016	2015
Balance at beginning of year
Goodwill, gross	$381,308	$405,165
Accumulated impairment losses	(13,087)	(13,475)

Goodwill, net	368,221	391,690
Activity during the year
Acquisitions	53,833	11,582
Adjustments to prior year acquisitions	206	(626)
Impairment charge	—	(951)
Currency translation	(251)	(33,474)

Balance at end of year
Goodwill, gross	434,212	381,308
Accumulated impairment losses	(12,203)	(13,087)

Goodwill, net	$422,009	$368,221

During the three months ended March 31, 2016, goodwill decreased by $686 related to measurement period adjustments for the Super Label acquisition, which occurred during the second quarter of fiscal 2016. The decrease is primarily due to the preliminary valuation of intangible assets of $754 and updated valuation of current and deferred tax assets and liabilities, partially offset by an increase of $415 related to the updated valuation of inventory.

During the three months ended March 31, 2016, goodwill decreased by $2,131 related to measurement period adjustments for the Barat acquisition, which occurred during the first quarter of fiscal 2016. The decrease is primarily due to finalization of the valuation of intangible assets and property, plant and equipment of $1,895 and $1,577, respectively, partially offset by an increase of $1,449 due to completion of the final valuation of the related current and deferred tax assets and liabilities.

During 2015, goodwill decreased by $626 due to purchase accounting adjustments related to prior year acquisitions. This decrease is primarily due to the updated valuation of property, plant and equipment and intangible assets acquired in the DI-NA-CAL acquisition and adjustments to the valuation of accounts receivable and the related deferred tax assets acquired in the Flexo Print acquisition, partially offset by an increase due to the finalization of the valuation of the unfavorable lease liability and deferred tax liabilities related to the intangible assets acquired in the Watson acquisition. See Note 3 for further information regarding acquisitions.

Historically, the Company’s policy was to perform the annual goodwill impairment test as of the last day of February of each fiscal year. Beginning in fiscal 2016, the Company changed its annual goodwill impairment test date to the last day of January of each fiscal year. See Note 2 for further information.

In conjunction with our annual impairment test as of January 31, 2016, the Company performed a qualitative assessment for all but two of our reporting units and determined that it was not more likely than not that the fair values of the reporting units were less than the carrying values. Due to changes in sales forecasts during fiscal 2016, the Company performed the first step of the two-step goodwill impairment test for the Latin America Consumer Product Goods (LA CPG) reporting unit. As it passed the first step of the fiscal 2015 impairment test by less than 5%, the Company performed the first step of the two-step goodwill impairment test for the Asia Pacific Wine & Spirit (AP W&S) reporting unit.

The first step of the impairment test compares the fair value of each reporting unit to its carrying value. We estimated the fair value of each reporting unit using a combination of: (i) a market approach based on multiples of revenue and EBITDA from recent comparable transactions and other market data; and (ii) an income approach based on expected future cash flows discounted at 13% and 10%, for LA CPG and AP W&S, respectively, in 2016. The discount rate reflects the risk associated with each respective reporting unit, including the industry and geographies in which they operate. The income approach was ultimately used as the estimate of fair value of each reporting unit, as it was determined to best incorporate management’s strategic long-term plans for each reporting unit from the perspective of a hypothetical buyer, which may not be fully captured by the current market multiples of other publicly-traded companies.

For both LA CPG and AP W&S, the first step of the impairment test did not indicate potential impairment as the estimated fair value of the reporting unit exceeded the carrying amount. As a result, the second step of the impairment test was not required.

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

As a result of our annual goodwill impairment test as of February 28, 2014, the Company recorded an estimated non-cash goodwill impairment charge of $13,475 related to our Latin America Wine & Spirit (LA W&S) reporting unit during the fourth quarter of fiscal 2014. During the three months ended September 30, 2014, the Company finalized the fiscal 2014 impairment test and recorded an additional non-cash goodwill impairment charge of $951 for LA W&S. This additional impairment was primarily due to a change in the fair value of the fixed assets and lease intangibles based on the final market valuation.

No events or changes in circumstances occurred in 2016 or 2014 that required goodwill impairment testing in between annual tests. Based on operating results for the LA CPG and LA W&S reporting units during fiscal 2015, a quantitative goodwill impairment assessment was performed as of September 30, 2014 for those two reporting units. No impairment was indicated.

The Company’s intangible assets as of March 31 consisted of the following:

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$215,317	$(49,258)	$166,059	$179,206	$(37,675)	$141,531
Technologies	1,308	(1,308)	—	1,325	(1,325)	—
Trademarks	1,101	(1,082)	19	849	(849)	—
Licensing intangible	2,091	(2,091)	—	1,972	(1,873)	99
Non-compete agreements	5,160	(2,149)	3,011	4,197	(900)	3,297
Lease intangible	137	(80)	57	129	(33)	96

Total	$225,114	$(55,968)	$169,146	$187,678	$(42,655)	$145,023

The intangible assets were established in connection with completed acquisitions. They are amortized, using the straight-line method, over their estimated useful lives based on a number of assumptions including customer attrition rates, percentage of revenue attributable to technologies, royalty rates and projected future revenue growth. The weighted-average amortization period for the intangible assets acquired in fiscal 2016 is 17 years. The weighted-average amortization period for the intangible assets acquired in fiscal 2015 is 14 years. Total amortization expense of intangible assets for 2016, 2015 and 2014 was $13,178, $11,541 and $9,823, respectively.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	7 to 21 years
Technologies	7 to 8 years
Trademarks	1 to 2 years
Licensing intangible	5 years
Non-compete agreements	2 to 7 years
Lease intangible	3 years

The annual estimated amortization expense for future years is as follows:

Fiscal 2017	$13,618
Fiscal 2018	13,096
Fiscal 2019	12,970
Fiscal 2020	12,970
Fiscal 2021	12,601
Thereafter	103,891

Total	$169,146

The Company performed impairment testing on long-lived assets, including intangibles, at certain manufacturing locations during fiscal 2016, 2015, and 2014 due to the existence of impairment indicators. The estimated undiscounted future cash flows associated with the long-lived assets were greater than their carrying values, and therefore, no impairment was present in any of these three years related to intangible assets.

(8) DEBT

The components of the Company’s debt as of March 31 consisted of the following:

	2016	2015
6.125% Senior Notes, due December 1, 2022	$250,000	$250,000
U.S. Revolving Credit Facility, maturing November 21, 2019	230,000	182,300
Australian Revolving Sub-Facility, maturing November 21, 2019	27,948	20,691
Capital leases	5,745	3,315
Other subsidiary debt	586	2,224

Total debt	514,279	458,530
Less current portion of debt	(1,573)	(2,947)

Total long-term debt	$512,706	$455,583

The following is a schedule of future annual principal payments as of March 31, 2016:

	Debt	Capital Leases	Total
Fiscal 2017	$346	$1,227	$1,573
Fiscal 2018	124	1,473	1,597
Fiscal 2019	116	1,224	1,340
Fiscal 2020	257,948	1,127	259,075
Fiscal 2021	—	694	694
Thereafter	250,000	—	250,000

Total	$508,534	$5,745	$514,279

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

Upon issuance of the Notes, the Company was required to repay in full the Term Loan Facility under the terms of its prior credit agreement. On November 21, 2014, the Company repaid the outstanding balance of $341,625 on the Term Loan Facility using the net proceeds from the Notes and borrowings on the U.S. Revolving Credit Facility. The repayment of the Term Loan Facility was treated primarily as an extinguishment of debt. As a result, $2,001 in unamortized deferred financing fees were recorded to interest expense during 2015 as a loss on the extinguishment of debt. The remaining unamortized fees of $2,275 and new debt issuance costs of $2,526, which were incurred during 2015 in conjunction with the Credit Agreement, were deferred and are being amortized over the five year term of the Credit Agreement.

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.33% and 2.02% at March 31, 2016 and 2015, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.89% and 4.01% at March 31, 2016 and 2015, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of March 31, 2016, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

In the fourth quarter of fiscal 2014, the Company incurred $1,364 in debt issuance costs related to the debt modification that occurred as a result of the seventh amendment to the prior credit agreement. We analyzed the new loan costs and the existing unamortized loan costs related to the prior agreement allocated to the amended revolving line of credit and term loan separately to determine the amount of costs to be capitalized and the amount to be expensed. As a result of the analysis, the Company recorded $99 to selling, general and administrative expenses in fiscal 2014 to expense certain third-party fees related to the modification of the term loan. The remaining new and unamortized deferred loan costs were deferred and are being amortized over the term of the modified agreement.

The Company recorded $1,692, $2,200 and $2,057 in interest expense in 2016, 2015 and 2014, respectively, in the consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at March 31, 2016 consisted of $229,237 under the U.S. Revolving Credit Facility and $12,052 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at March 31, 2016 in the amount of $9,131.

Capital Leases

The present value of the net minimum payments on the capitalized leases as of March 31 is as follows:

	2016	2015
Total minimum lease payments	$6,289	$3,545
Less amount representing interest	(544)	(230)

Present value of net minimum lease payments	5,745	3,315
Current portion	(1,227)	(1,355)

Capitalized lease obligations, less current portion	$4,518	$1,960

Included in the consolidated balance sheet as of March 31, 2016 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $7,686 and $393, respectively. Included in the consolidated balance sheet as of March 31, 2015 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $9,307 and $3,004, respectively. The capitalized leases carry interest rates from 3.41% to 8.30% and mature from fiscal 2017 to fiscal 2021.

(9) FINANCIAL INSTRUMENTS

Interest Rate Swaps

The Company uses interest rate swap agreements (Swaps) to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties.

As of March 31, 2016, the Company has three forward starting non-amortizing Swaps with a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Agreement, which was 1.75% as of March 31, 2016.

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

The gains (losses) on the interest rate swaps recognized were as follows:

	2016	2015
Interest rate swaps designated as hedging instruments:
Gain recognized in OCI (effective portion)	$—	$522
Interest rate swaps not designated as hedging instruments:
Loss reclassified from AOCI into earnings	$(788)	$(394)
Gain recognized in earnings	1,064	43

During the next 12 months, $329 of losses included in the March 31, 2016 AOCI balance are expected to be reclassified into interest expense. See Note 20 for additional information on the fair value of the Swaps.

Foreign Currency Forward Contracts

Foreign currency exchange risk arises from our international operations in Australia, Europe, South America, Mexico, Canada, China, Southeast Asia, and South Africa as well as from transactions with customers or suppliers denominated in currencies other than the U.S. dollar. The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates. At times, the Company uses forward currency forward contracts to minimize the impact of fluctuations in currency exchange rates.

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. As of March 31, 2016, the Company had three open contracts related to intercompany loan payments. The contracts are not designated as hedging instruments; therefore, changes in the fair value of the contracts are immediately recognized in other income and expense in the consolidated statements of income. See Note 20 for additional information on the fair value of these contracts.

Four contracts to fix the purchase price of Euro denominated firm commitments for the purchase of presses and other equipment settled during 2016. One contract was designated as a hedging instrument; therefore, changes in the fair value of the contract were recorded in other income and expense in the same period during which the related hedged item affects the consolidated statements of income. The remaining three contracts were not designated as hedging instruments; therefore, changes in the fair value of the contracts were immediately recognized in other income and expense in the consolidated statements of income.

The amount of gain (loss) on the foreign currency forward contracts recognized in the consolidated statements of income was as follows:

	2016	2015
Foreign currency forward contracts designated as hedging instruments:
Gain (loss) on foreign currency forward contracts	$470	$(470)
Gain (loss) on related hedged items	(470)	470
Foreign currency forward contracts not designated as hedging instruments:
Gain (loss) on foreign currency forward contracts	$31	$—
Gain (loss) on related hedged items	(32)	—

(10) ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s accrued expenses and other liabilities as of March 31 consisted of the following:

	2016	2015
Accrued payroll and benefits	$20,176	$20,953
Accrued income taxes	3,016	1,756
Professional fees	2,730	553
Accrued taxes other than income taxes	1,372	1,589
Deferred lease incentive	266	498
Accrued interest	5,310	5,554
Accrued severance	90	43
Customer rebates	2,541	2,352
Deferred press payments	898	3,190
Exit and disposal costs related to facility closures (1)	370	751
Deferred payments (2)	5,072	1,071
Deferred revenue	6,771	799
Other	4,282	3,144

Total accrued expenses and other liabilities	$52,894	$42,253

(1)	The balance at March 31, 2016 consisted of liabilities related to severance and other termination benefits and other associated costs for the Company’s facilities in Greensboro, North Carolina, Dublin, Ireland, Norway, Michigan, and Watertown, Wisconsin. The balance at March 31, 2015 consisted of a liability related to severance and other termination benefits and other associated costs for the Company’s facilities in Norway, Michigan and Watertown, Wisconsin. See Note 21.

(2)	The balance at March 31, 2016 consisted of $1,693 related to the acquisition of Flexo Print on August 1, 2013, which is deferred for three years after the closing date, $191 related to the acquisition of Mr. Labels on May 1, 2015, which is deferred for one year after the closing date and $1,706 and $1,482 related to the acquisitions of System Label and Cashin Print, respectively, on January 4, 2016, which are to be paid in the three months ended June 30, 2016. The balance at March 31, 2015 consisted of $859 related to the acquisition of Monroe Etiquette on October 1, 2010, which was deferred for five years after the closing date, and $212 related to the acquisition of Multiprint Labels Limited on July 1, 2014, which was deferred for one year after the closing date.

(11) EMPLOYEE BENEFIT PLANS

The Company maintains a 401K retirement savings plan (Plan) for U.S. employees who meet certain service requirements. The Plan provides for voluntary contributions by eligible U.S. employees up to a specified maximum percentage of gross pay. At the discretion of the Company’s Board of Directors, the Company may contribute a specified matching percentage of the employee contributions. The Company also makes contributions to various retirement savings plans for Australian employees as required by law equal to 9% of gross pay and to other voluntary and involuntary defined contribution plans in China, Canada, England, Ireland, Italy, Mexico, Scotland, South Africa and Switzerland. Company contributions to these retirement savings plans were $4,982, $4,437 and $3,758 in 2016, 2015 and 2014, respectively.

The Company has a single employer defined benefit pension plan (Pension Plan) which covers eligible union employees at its former Norway, Michigan plant who were hired prior to July 14, 1998. The Pension Plan provides benefits based on a flat payment formula and years of credited service at a normal retirement age of 65. The benefits are actuarially reduced for early retirement. An active participant may annually elect to irrevocably freeze their benefits to participate in the Company 401K retirement savings plan. Due to the closure of the Norway facility (see Note 21), the Company recorded settlement expense of $88 during fiscal 2016 and curtailment and settlement expense of $18 and $83, respectively, during fiscal 2015 related to the Pension Plan.

The Company also had a postretirement health and welfare plan (Health Plan) that upon retirement provided health benefits to certain Norway plant employees hired on or before July 31, 1998. The Health Plan allows participants to retire as early as age 62 and remain in the active medical plan until reaching Medicare eligibility at age 65. The Health Plan had no assets and the Company paid benefits as incurred. Due to the closure of the Norway facility (see Note 21), the Company recorded a curtailment gain of $827 related to Health Plan during fiscal 2015, and there is no benefit obligation as of March 31, 2016 and 2015.

The Company used a March 31 measurement date (the fiscal year end) for the Pension Plan and Health Plan in 2016, 2015 and 2014. The following table summarizes the components of net periodic benefit cost and changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the plans:

	Pension Plan			Health Plan
	2016	2015	2014	2015	2014
Net periodic benefit cost components
Service cost	$—	$23	$30	$27	$26
Interest cost	71	79	85	23	20
Expected return on plan assets	(86)	(98)	(93)	—	—
Amortization of net actuarial loss/(gain)	16	53	67	(9)	(8)
Loss/(gain) recognized due to settlements or curtailments	88	101	—	(827)	—

Net periodic benefit cost	$89	$158	$89	$(786)	$38

Changes recognized in other comprehensive income (loss)
Net loss/(gain)	$47	$295	$(287)	$(64)	$(22)
Amortization of net actuarial (loss)/gain	(16)	(53)	(67)	9	8
Settlement and curtailments	(88)	(108)	—	196	—

Total recognized in other comprehensive income (loss)	$(57)	$134	$(354)	$141	$(14)

There was no net periodic benefit cost or changes in benefit obligations recognized in other comprehensive income (loss) for the Health Plan during 2016.

Reconciliation of the plans’ benefit obligations, plan assets and funded status and weighted average assumptions used to determine net periodic benefit cost and projected benefit obligation as of March 31, 2016 and 2015 are as follows:

	Pension Plan		Health Plan
	2016	2015	2015
Change in benefit obligation
Benefit obligation at beginning of year	$1,895	$1,754	$645
Service cost	—	23	27
Interest cost	71	79	23
Actuarial loss/(gain)	(76)	280	(64)
Benefits paid	(237)	(234)	—
Curtailment	—	(7)	(631)

Benefit obligation at end of year	$1,653	$1,895	$—
Change in plan assets
Fair value of plan assets at beginning of year	$1,232	$1,383	$—
Actual return on plan assets	(36)	83	—
Employer contributions	—	—	—
Benefits paid	(237)	(234)	—

Fair value of plan assets at end of year	$959	$1,232	$—

Funded status	$(694)	$(663)	$—

	Pension Plan		Health Plan
	2016	2015	2015
Weighted average assumptions
Discount rate—net periodic cost	3.75%	4.50%	3.50%
Discount rate—projected benefit obligation	3.85%	3.75%	2.85%
Expected long-term rate of return on plan assets	7.00%	7.00%	—

There was no change in benefit obligation for the Health Plan during 2016.

The accumulated benefit obligation for the Pension Plan was $1,653 and $1,895 as of March 31, 2016 and 2015, respectively.

Rate of compensation increases are not applicable as a result of flat benefit formulas. The discount rate and rate of return were selected based upon current market conditions, Company experience and future expectations.

There were no amounts recognized in the balance sheet or AOCI for the Health Plan as of March 31, 2016 and 2015. The following amounts were recognized for the Pension Plan:

	Pension Plan
	2016	2015
Amounts recognized in the balance sheet
Current assets	$—	$6
Current liabilities	(82)	—
Noncurrent liabilities	(612)	(669)

Net amount recognized	$(694)	$(663)

Amounts recognized in AOCI
Net loss/(gain)	$612	$669
Unrecognized prior service cost	—	—

Net amount recognized in AOCI	$612	$669

The amount expected to be amortized from accumulated other comprehensive income and expected to be included in net periodic pension cost during the next twelve months is $15 of net actuarial loss.

Pension Plan assets consist primarily of listed equity and debt securities. Below are the weighted average asset allocations by category at March 31, 2016 and 2015 and the target allocations for 2017:

			Target %
Asset category	2016	2015	2017
Equity securities	80%	78%	70-80%
Debt securities	19%	17%	15-20%
Real estate	0%	0%	0%
Other	1%	5%	1-5%

Total	100%	100%	100%

At March 31, 2016, the fair value of the Company’s Pension Plan assets were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Guaranteed
Stable Fund	$4	$—	$4	$—
Balanced	451	—	451	—
U.S. Common Stock
Equity Growth	85	—	85	—
Value & Income	147	—	147	—
Growth & Income	157	—	157	—
Special Equity	78	—	78	—
International	37	—	37	—

Total	$959	$—	$959	$—

At March 31, 2015, the fair value of the Company’s Pension Plan assets were as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Guaranteed
Stable Fund	$57	$—	$57	$—
Balanced	537	—	537	—
U.S. Common Stock
Equity Growth	97	—	97	—
Value & Income	220	—	220	—
Growth & Income	183	—	183	—
Special Equity	97	—	97	—
International	41	—	41	—

Total	$1,232	$—	$1,232	$—

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

Benefits expected to be paid from the Pension Plan in the future are as follows:

Fiscal 2017	$—
Fiscal 2018	—
Fiscal 2019	12
Fiscal 2020	14
Fiscal 2021	25
Fiscal 2022-Fiscal 2026	303

(12) INCOME TAXES

Earnings before income taxes were as follows:

	2016	2015	2014
U.S.	$55,764	$57,958	$49,913
Foreign	11,046	12,914	(5,656)

Total	$66,810	$70,872	$44,257

The provision (benefit) for income taxes as of March 31 includes the following components:

	2016	2015	2014
Current:
Federal	$11,492	$10,923	$4,763
State and local	1,103	1,421	1,322
Foreign	4,268	6,289	3,883

Total Current	16,863	18,633	9,968

Deferred:
Federal	5,360	6,880	7,829
State and local	437	1,025	553
Foreign	(3,679)	(1,382)	(2,317)

Total Deferred	2,118	6,523	6,065

Total	$18,981	$25,156	$16,033

The following is a reconciliation between the U.S. statutory federal income tax rate and the effective tax rate:

	2016	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.1%	2.9%	2.9%
Section 199 deduction	(1.5)%	(1.2)%	(1.6)%
International rate differential	(2.6)%	(1.2)%	3.9%
Unrecognized tax benefits	(1.6)%	0.4%	(5.9)%
Foreign permanent differences	(2.0)%	(2.1)%	(1.0)%
Outside basis difference	—	—	(4.0)%
Non-deductible transaction costs	1.5%	0.3%	0.3%
Valuation allowances	(2.2)%	0.8%	0.6%
Goodwill impairment	—	0.3%	6.1%
Other	(0.3)%	0.3%	(0.1)%

Effective tax rate	28.4%	35.5%	36.2%

The net deferred tax components as of March 31 consisted of the following:

	2016	2015
Deferred tax liabilities:
Book basis over tax basis of fixed assets	$(26,075)	$(24,234)
Book basis over tax basis of intangible assets	(45,671)	(37,311)
Lease obligations	(948)	(813)
Deferred financing costs	(628)	(826)
Other	(228)	(198)

Total deferred tax liabilities	(73,550)	(63,382)

Deferred tax assets:
Inventory reserves	1,822	2,571
Inventory capitalization	282	505
Allowance for doubtful accounts	391	361
Stock based compensation expense	1,339	1,203
Minimum pension liability	637	268
Loss carry forward amounts	5,947	9,580
Credit carry forward amounts	331	158
Interest rate swaps	126	431
State basis over tax basis of fixed assets	552	596
Non-deductible accruals and other	4,033	4,138
Deferred compensation	104	169

Gross deferred tax asset	15,564	19,980
Valuation allowance	(4,494)	(6,450)

Net deferred tax asset	11,070	13,530

Net deferred tax liability	$(62,480)	$(49,852)

As of March 31, 2016, Multi-Color had tax-effected state and foreign operating loss carryforwards of $875 and $5,072, respectively. There were no federal operating loss carryforwards as of March 31, 2016. As of March 31, 2015, Multi-Color had tax-effected federal, state, and foreign operating loss carryforwards of $3,185, $1,728, and $5,084 respectively. The state operating loss carryforwards will expire between fiscal 2017 and fiscal 2031. The foreign operating loss carryforwards include $1,461 with no expiration date; the remainder will expire between fiscal 2017 and fiscal 2033. The state operating loss carryforwards include losses of $875 that were acquired in connection with business combinations. Utilization of the acquired state tax loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.

As of March 31, 2016 and 2015, Multi-Color had valuation allowances of $4,494 and $6,450, respectively. As of March 31, 2016 and 2015, $4,366 and $6,338, respectively, of the valuation allowances related to certain deferred tax assets in foreign jurisdictions due to the uncertainty of the realization of future tax benefits from those assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. At each reporting date, the Company considers both negative and positive evidence that impacts the assessment of the realization of deferred tax assets. As of March 31, 2016, based on a cumulative income position, deferred tax liabilities that are expected to absorb a portion of the deferred tax assets, and sufficient projected future taxable income, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes associated with the Company’s operations in Canada and China are realizable. The Company therefore reduced the valuation allowance previously recorded accordingly. Of the $1,972 net decrease in the foreign valuation allowance, $2,134 and $609 was attributable to Canada and China, respectively.

In the fourth quarter of fiscal 2016, we recognized an additional $588 in tax expense associated with revaluing certain Canadian deferred tax liabilities at the applicable statutory income tax rates.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of March 31, 2016 and 2015, the Company had liabilities of $6,253 and $4,045, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the years ended March 31, 2016 and 2015, the Company recognized $(118)

and $404, respectively, of interest and penalties in income tax expense in the consolidated statements of income. The liability for the gross amount of interest and penalties at March 31, 2016 and 2015 was $1,806 and $1,594, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the year ended March 31, 2016, the Company released $1,989 of reserves, including interest and penalties, related to uncertain tax positions for which the statutes of limitations have lapsed or there was a reduction in the tax position related to a prior year. The Company believes that it is reasonably possible that $1,466 of unrecognized tax benefits as of March 31, 2016 could be released within the next 12 months due to lapse of statute of limitations and settlements of certain foreign and domestic income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $6,253.

A summary of the activity for the Company’s unrecognized tax benefits as of March 31 is as follows:

	2016	2015
Beginning balance	$4,045	$4,161
Additions based on tax positions related to the current year	139	(432)
Additions of tax positions of prior years	3,515	565
Reductions of tax positions of prior years	(166)	—
Lapse of applicable statutes of limitations	(1,280)	(249)

Ending balance	$6,253	$4,045

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At March 31, 2016, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2013. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2011. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The Company did not provide for U.S. federal income taxes or foreign withholding taxes in fiscal 2016 on approximately $40,129 of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable. The Company may periodically repatriate a portion of these earnings to the extent we can do so essentially tax-free or at minimal tax cost.

(13) MAJOR CUSTOMERS

During 2016, 2015 and 2014, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17%, 18% and 17%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

In addition, accounts receivable balances from The Procter & Gamble Company approximated 2% and 5% of the Company’s total accounts receivable balance at March 31, 2016 and 2015, respectively. The loss or substantial reduction of the business of any of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

(14) EARNINGS PER COMMON SHARE

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	2016		2015		2014
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic EPS	16,750	$2.85	16,623	$2.75	16,342	$1.73
Effect of dilutive securities	202	(0.03)	254	(0.04)	257	(0.03)

Diluted EPS	16,952	$2.82	16,877	$2.71	16,599	$1.70

The Company excluded 120, 102 and 142 shares in the fiscal years ended March 31, 2016, 2015 and 2014, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

(15) STOCK-BASED COMPENSATION

The Company maintains incentive plans which authorize the issuance of stock-based compensation including stock options, restricted stock and restricted share units to officers, key employees and non-employee directors. New shares are issued upon exercise of stock options or vesting of restricted stock or restricted share units. As of March 31, 2016, 1,105 shares of common stock remained reserved for future issuance under the 2012 Stock Incentive Plan, 2003 Stock Incentive Plan, as amended, and 2006 Director Equity Compensation Plan.

The Company measures compensation costs related to share-based transactions at the grant date, based on the fair value of the award, and recognizes them as expense over the requisite service period.

For the year ended March 31, 2016, the Company recorded pre-tax compensation expense for stock-based incentive awards of $2,982 which increased selling, general and administrative expenses by $2,211 and cost of revenues by $771 and had an associated tax benefit of $835. The impact on basic and diluted net income per share for the year ended March 31, 2016 was $0.13.

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

	2016	2015	2014
Expected life (years)	5.8	6.2	6.3
Risk-free interest rate	1.9%	2.0%	1.4%
Expected volatility	40.1%	51.9%	53.7%
Dividend yield	0.3%	0.6%	0.8%

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

A summary of the changes in the options outstanding for years ended March 31, 2016, 2015 and 2014 is shown below:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at March 31, 2013	964	$17.55
Granted	169	$29.55
Exercised	(220)	$17.83		$3,225
Forfeited	(18)	$22.70

Outstanding at March 31, 2014	895	$19.65
Granted	121	$37.29
Exercised	(324)	$17.01		$10,021
Forfeited	(36)	$19.26

Outstanding at March 31, 2015	656	$24.24
Granted	157	$61.85
Exercised	(190)	$21.41		$8,037
Forfeited	(23)	$35.97

Outstanding at March 31, 2016	600	$34.50	6.9	$12,620

Exercisable at March 31, 2016	194	$20.03	4.7	$6,449
Exercisable at March 31, 2015	248	$18.98	4.3	$12,466

As of March 31, 2016, the total compensation cost related to nonvested options not yet recognized and the weighted-average period over which it is expected to be recognized is $4,591 and 3.4 years, respectively.

The weighted average grant-date fair value of options granted during the year ended March 31, 2016, 2015 and 2014 was $24.35, $18.10 and $14.32, respectively. Cash received from options exercised during the year ended March 31, 2016 was $2,706, with a tax benefit of $1,739. The total grant-date fair value of options vested during the year ended March 31, 2016, 2015 and 2014 was $1,528, $1,265 and $933, respectively.

Restricted Stock

Restricted stock grants under the plans typically vest over a three to five year period. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and is recognized on a straight-line basis over the period the restrictions lapse. A summary of the changes in restricted shares for the year ended March 31, 2016, 2015 and 2014 is shown below:

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Non-vested restricted shares at March 31, 2013	37	$21.10
Granted	15	$33.16
Vested	(17)	$19.94

Non-vested restricted shares at March 31, 2014	35	$27.05
Granted	11	$42.46
Vested	(19)	$25.89

Non-vested restricted shares at March 31, 2015	27	$34.07
Granted	15	$68.15
Vested	(17)	$31.34

Non-vested restricted shares at March 31, 2016	25	$55.99

As of March 31, 2016, the total compensation cost related to non-vested restricted shares not yet recognized and the weighted-average period over which it is expected to be recognized was $1,005 and 2.1 years. The total grant-date fair value of restricted shares vested during the year ended March 31, 2016, 2015 and 2014 was $520, $495 and $340, respectively. The Company realized a tax benefit of $268 from restricted shares vested during the year ended March 31, 2016.

Restricted Share Units

Restricted share units (RSUs) granted under the plans vest over a three year period, and the number of RSUs that will vest is based on the Company’s level of achievement of a certain performance target. Based on the extent to which the performance condition is met, it is possible for none of the RSUs to vest or for a range up to the maximum to vest. The cost of these awards is determined using the fair value of the Company’s common stock on the date of grant and is recognized over the requisite service period based on the Company’s estimate of the probable outcome of the performance condition. We evaluate our estimate quarterly, and the expense is adjusted for any change in our estimate of the probable outcome. A summary of the changes in restricted share units for the year ended March 31, 2016 is shown below:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested RSUs at March 31, 2015	—	$—
Granted	42,154	$64.05

Non-vested RSUs at March 31, 2016	42,154	$64.05

As of March 31, 2016, the total compensation cost related to non-vested RSUs not yet recognized was $1,273 based upon the Company’s estimate of the probable outcome of the performance condition. The weighted-average period over which it is expected to be recognized was 2.0 years.

(16) GEOGRAPHIC INFORMATION

During fiscal 2016, we acquired Cashin Print, System Label, Supa Stik, Super Label, Barat and Mr. Labels and began producing labels from our newly opened start-up operation in La Rioja, Spain. During fiscal 2015, we acquired New Era, Multi Labels and Multiprint. During fiscal 2014, the Company acquired the DI-NA-CAL label business, Watson, Gern, Flexo Print, Labelmakers Wine Division and Imprimerie Champenoise. All of these acquisitions expanded the Company’s geographic presence. See Note 3 for further information regarding these acquisitions. The Company now manufactures labels in the United States, Argentina, Australia, Canada, Chile, China, England, France, Indonesia, Ireland, Italy, Malaysia, Mexico, the Philippines, Poland, Scotland, South Africa, Spain, Switzerland, and Thailand. Net revenues, based on the geographic area from which the product is shipped, for the years ended March 31 and long-lived assets by geographic area as of March 31 are as follows:

	2016	2015	2014
Net revenues:
United States	$504,598	$512,383	$444,996
Australia	59,237	63,245	66,619
Italy	47,333	57,353	59,027
Other International	259,657	177,791	135,790

Total	$870,825	$810,772	$706,432

	2016	2015
Long-lived assets:
United States	$378,543	$391,047
Australia	89,300	81,160
Italy	47,006	47,322
Other International	309,709	198,856

Total	$824,558	$718,385

(17) COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has various equipment, office and facility operating leases. Leases expire on various dates through June 2026 and some of the leases contain clauses requiring escalating rent payments. Rent expense during 2016, 2015 and 2014 was $12,920, $12,995 and $11,447, respectively.

The annual future minimum rental obligations as of March 31, 2016 are as follows:

Fiscal 2017	$12,365
Fiscal 2018	10,324
Fiscal 2019	8,510
Fiscal 2020	7,572
Fiscal 2021	6,804
Thereafter	16,613

Total	$62,188

During the fourth quarter of fiscal 2016, the Company terminated the lease on its former headquarters in Sharonville, Ohio, which was set to expire in April 2017, and the various contracts to sublease the vacated space. There are no future minimum rental obligations or future expected annual sublease cash receipts related to the vacated space as of March 31, 2016.

Purchase Obligations

The Company has entered into purchase agreements for various raw materials, uniforms, supplies, utilities, other services and property, plant and equipment. The total estimated purchase obligations are $18,977 as of March 31, 2016.

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

(18) SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	2016	2015	2014
Supplemental Disclosures of Cash Flow Information:
Interest paid	$24,244	$16,033	$19,292
Income taxes paid, net of refunds	18,680	16,206	13,314
Supplemental Disclosures of Non-Cash Activities:
Additional minimum pension liability	$57	$(275)	$368
Capital lease obligations incurred	3,740	—	—
Change in interest rate swap fair value	1,064	565	1,432
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$153,504	$48,354	$176,690
Liabilities assumed	(39,457)	(16,854)	(31,507)
Liabilities for contingent / deferred payments	(7,326)	(260)	(11,684)
Noncontrolling interests	(3,476)	—	—

Net cash paid	$103,245	$31,240	$133,499

(19) ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the Company’s accumulated other comprehensive loss by component consisted of the following:

	Foreign currency items	Gains and losses on cash flow hedges	Defined benefit pension and postretirement items	Total
Balance at March 31, 2014	$(1,680)	$(1,244)	$(242)	$(3,166)
OCI before reclassifications (1)	(56,200)	321	(138)	(56,017)
Amounts reclassified from AOCI	—	242	(31)	211

Net current period OCI	(56,200)	563	(169)	(55,806)

Balance at March 31, 2015	(57,880)	(681)	(411)	(58,972)
OCI before reclassifications (2)	(2,671)	—	(29)	(2,700)
Amounts reclassified from AOCI	—	485	64	549

Net current period OCI	(2,671)	485	35	(2,151)

Balance at March 31, 2016	$(60,551)	$(196)	$(376)	$(61,123)

(1)	Net of tax of $(201) and $86 for gains and losses on cash flow hedges and defined benefit pension and postretirement items, respectively.

(2)	Net of tax of $18 for defined benefit pension items.

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	2016	2015
Gains and losses on cash flow hedges:
Interest rate swaps (1)	$788	$394
Tax	(303)	(152)

Net of tax	485	242

Defined benefit pension and postretirement items:
Amortization of net actuarial (gains) losses (2)	16	44
Settlement and curtailments (2)	88	(95)
Tax	(40)	20

Net of tax	64	(31)

Total reclassifications, net of tax	$549	$211

(1)	Reclassified from AOCI into interest expense in the consolidated statements of income. See Note 9.

(2)	Reclassified from AOCI into facility closure expenses in the consolidated statements of income. These components are included in the computation of net periodic pension cost. See Note 11.

(20) FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

As of March 31, 2016, the Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 to convert variable interest rates on a portion of outstanding debt to fixed interest rates to minimize interest rate risk. Upon inception, the Swaps were designated as a cash flow hedge, and the Company adjusted the carrying value of these derivatives to their estimated fair value and recorded the adjustment in accumulated other comprehensive income (loss).

In conjunction with entering into the Credit Agreement on November 21, 2014 (see Note 8), the Company de-designated the Swaps as a cash flow hedge. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps are immediately recognized in interest expense. See Note 9 for additional information on the Swaps.

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. As of March 31, 2016, the Company had three open contracts related to intercompany loan payments. The contracts are not designated as hedging instruments; therefore, changes in the fair value of the contracts are immediately recognized in other income and expense in the consolidated statements of income.

Four contracts to fix the purchase price of Euro denominated firm commitments for the purchase of presses and other equipment settled during 2016. One contract was designated as a hedging instrument; therefore, changes in the fair value of the contract were recorded in other income and expense in the same period during which the related hedged item affects the consolidated statements of income. The remaining three contracts were not designated as hedging instruments; therefore, changes in the fair value of the contracts were immediately recognized in other income and expense in the consolidated statements of income. See Note 9 for additional information on these contracts.

At March 31, 2016, the Company carried the following financial assets and liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	March 31, 2016	Level 1	Level 2	Level 3	Balance Sheet Location
Assets:
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$28	$—	$28	$—	Prepaid expenses
Liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$(404)	$—	$(404)	$—	Accrued expenses and other liabilities

At March 31, 2015, the Company carried the following financial liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	March 31, 2015	Level 1	Level 2	Level 3	Balance Sheet Location
Derivatives designated as hedging instruments:
Foreign currency forward contract	$(470)	$—	$(470)	$—	Accrued expenses and other liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps	(1,468)	—	(1,468)	—	Other long-term liabilities

Total liabilities	$(1,938)	$—	$(1,938)	$—

The Company values the Swaps using pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Other Fair Value Measurements

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and other long-lived assets and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of January of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values. As a result of the impairment test during the fourth quarter of fiscal 2014, the Company recorded estimated non-cash goodwill impairment charges of $13,475 related to our LA W&S reporting unit. During the three months ended September 30, 2014, the Company finalized the fiscal 2014 impairment test and recorded additional non-cash goodwill impairment charges of $951 for LA W&S. See Note 7 for further information on the goodwill impairment charges. During fiscal 2016 and 2015, the Company did not adjust intangible assets to their fair values as a result of any impairment analyses. Goodwill and intangible assets are valued using Level 3 inputs.

As a result of the decision to close our manufacturing facility located in Sonoma California, during fiscal 2016 non-cash fixed asset impairment charges of $220 were recorded, primarily to write off certain machinery and equipment that will not be transferred to other locations and will be abandoned.

As a result of the decision to consolidated our manufacturing facilities located in Glasgow, Scotland, during fiscal 2016 non-cash fixed asset impairment charges of $115 were recorded, primarily to write off certain machinery and equipment that will not be transferred to other locations and will be abandoned.

As a result of the decision to close our manufacturing facility located in Greensboro, North Carolina, during fiscal 2016 non-cash fixed asset impairment charges of $786 were recorded, primarily to write off certain machinery and equipment that was not transferred to other locations and was abandoned.

As a result of the decision to close a manufacturing facility located in Dublin, Ireland, during fiscal 2016 non-cash fixed asset impairment charges of $219 were recorded, primarily to write off certain machinery and equipment and leasehold improvements that will not be transferred to other locations and will be abandoned.

As a result of the decision to close our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin, during fiscal 2015 non-cash fixed asset impairment charges of $5,208 were recorded, primarily to write off certain machinery and equipment that was not transferred to other locations and was abandoned. During fiscal 2016, additional impairment charges of $534 were recorded to adjust the carrying value of the land and building held for sale at the Norway facility to their estimated fair value, less costs to sell, which were determined based upon a quoted market price.

These asset impairment charges were recorded in facility closure expenses in the consolidated statements of income. See Note 21 for further information on these facility closures.

During fiscal 2015, the Company also determined that it was more likely than not that certain fixed assets at the manufacturing facilities located in Chile and Argentina will be sold or otherwise disposed of significantly before the end of their estimated useful lives. Non-cash impairment charges of $621 related to these assets were recorded in selling, general and administrative expenses in the consolidated statements of income, primarily to write-down certain machinery and equipment to their estimated fair values. In addition, the carrying amounts of certain machinery and equipment that was abandoned were written off. During fiscal 2016, non-cash impairment charges of $73 were recorded to write-off additional assets that were abandoned.

The carrying value of cash and equivalents, accounts receivable, accounts payable and debt approximate fair value. The fair value of long-term debt is based on observable inputs, including quoted market prices (Level 2). The fair value of the Notes was $252,188 as of March 31, 2016.

(21) FACILITY CLOSURES

Sonoma, California

On January 19, 2016, the Company announced plans to consolidate our manufacturing facility located in Sonoma, California, into our existing facility in Napa, California. The transition is expected to be complete by the end of fiscal 2017.

No exit and disposal costs related to the closure of the Sonoma facility have been incurred as of March 31, 2016. Below is a summary of the exit and disposal costs expected to be incurred related to the closure of the Sonoma facility:

Total costs expected to be incurred
Severance and other termination benefits	$150-200
Other associated costs	$300-350

Other associated costs are expected to primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that is being moved from Sonoma to Napa, return the facility to its original leased condition and relocate employees.

As a result of the decision to close our Sonoma facility, the Company determined that it was more likely than not that certain fixed assets at the Sonoma facility would be sold or otherwise disposed of significantly before the end of their estimated useful lives. During fiscal 2016, non-cash impairment charges of $220 related to these assets was recorded in facility closure expenses in the consolidated statements of income, primarily to write off certain machinery and equipment that will not be transferred to other locations and will be abandoned.

Glasgow, Scotland

During the three months ended March 31, 2016, the Company began the process to consolidate our two manufacturing facilities located in Glasgow, Scotland into one facility. The transition is expected to be complete by the end of calendar 2016.

Below is a summary of the exit and disposal costs related to the closure of the Glasgow facility:

	Total costs expected to be incurred	Total costs incurred 2016	Cumulative costs incurred as of March 31, 2016
Severance and other termination benefits	$379	$379	$379
Other associated costs	850	103	103

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2015	Amounts Expensed	Amounts Paid	Balance at March 31, 2016
Severance and other termination benefits	$—	379	(273)	$106
Other associated costs	$—	103	(103)	$—

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that is being moved in order to consolidate our two manufacturing facilities located in Glasgow into one facility.

As a result of the decision to consolidate our Glasgow facilities, the Company determined that it was more likely than not that certain fixed assets at the closing Glasgow facility would be sold or otherwise disposed of significantly before the end of their estimated useful lives. During fiscal 2016, non-cash impairment charges of $115 related to these assets was recorded in facility closure expenses in the consolidated statements of income, primarily to write off certain machinery and equipment that will not be transferred to other locations and will be abandoned.

The cumulative costs incurred in conjunction with the closure as of March 31, 2016 are $597, which were recorded in facility closure expenses in the consolidated statements of income in 2016.

Greensboro, North Carolina

On October 5, 2015, the Company announced plans to consolidate our manufacturing facility located in Greensboro, North Carolina into its other existing facilities. The transition was substantially completed in the fourth quarter of fiscal 2016.

Below is a summary of the exit and disposal costs related to the closure of the Greensboro facility:

	Total costs expected to be incurred	Total costs incurred 2016	Cumulative costs incurred as of March 31, 2016
Severance and other termination benefits	$673	$673	$673
Contract termination costs	66	66	66
Other associated costs	700	637	637

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2015	Amounts Expensed	Amounts Paid	Balance at March 31, 2016
Severance and other termination benefits	$—	673	(471)	$202
Contract termination costs	$—	66	—	$66
Other associated costs	$—	637	(523)	$114

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that is being moved from the Greensboro facility to other North American facilities and costs to return the facility to its original leased condition.

As a result of the decision to close our Greensboro facility, the Company determined that it was more likely than not that certain fixed assets at the Greensboro facility would be sold or otherwise disposed of significantly before the end of their estimated useful lives. During fiscal 2016, non-cash impairment charges of $786 related to these assets were recorded in facility closure expenses in the consolidated statements of income, primarily to write off certain machinery and equipment that was not transferred to other locations and was abandoned. In addition, $85 related to the write off of fixed assets that were not transferred to other facilities and were disposed of in conjunction with the final facility clean-up was recorded in facility closure expenses in fiscal 2016.

The cumulative costs incurred in conjunction with the closure as of March 31, 2016 are $2,247, which were recorded in facility closure expenses in the consolidated statements of income in 2016.

Dublin, Ireland

During the three months ended December 31, 2015, the Company began the process to consolidate our manufacturing facility located in Dublin, Ireland into our existing facility in Drogheda, Ireland. The consolidation is expected to be complete by the end of the first quarter of fiscal 2017.

Below is a summary of the exit and disposal costs related to the closure of the Dublin facility:

	Total costs expected to be incurred	Total costs incurred 2016	Cumulative costs incurred as of March 31, 2016
Severance and other termination benefits	$700	$663	$663
Contract termination costs	130	—	—
Other associated costs	650	594	594

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2015	Amounts Expensed	Amounts Paid	Balance at March 31, 2016
Severance and other termination benefits	$—	663	(663)	$—
Other associated costs	$—	594	(511)	$83

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that is being moved from Dublin to Drogheda and costs to relocate employees.

As a result of the decision to close our Dublin facility, the Company determined that it was more likely than not that certain fixed assets at the Dublin facility would be sold or otherwise disposed of significantly before the end of their estimated useful lives. During fiscal 2016, non-cash fixed asset impairment charges of $219 were recorded in facility closure expenses in the consolidated statements of income, primarily to write off certain machinery and equipment and leasehold improvements that are not being transferred to other locations and will be abandoned.

The cumulative costs incurred in conjunction with the closure as of March 31, 2016 are $1,476, which were recorded in facility closure expenses in the consolidated statements of income in 2016.

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

The land and building at the Watertown facility were sold during fiscal 2016, and a gain of $476 was recorded in facility closure expenses in the consolidated statements of income. In addition, the land and building at the Norway facility were sold during fiscal 2016.

Below is a summary of the exit and disposal costs related to the closure of the Norway and Watertown facilities:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of March 31, 2016
		2016	2015
Severance and other termination benefits	$2,023	$134	$1,889	$2,023
Contract termination costs	64	—	64	64
Other associated costs	960	352	591	943

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2015	Amounts Expensed	Amounts Paid	Balance at March 31, 2016
Severance and other termination benefits	$747	134	(881)	$—
Other associated costs	$19	352	(366)	$5

	Balance at March 31, 2014	Amounts Expensed	Amounts Paid	Balance at March 31, 2015
Severance and other termination benefits	$—	1,889	(1,142)	$747
Contract termination costs	$—	64	(64)	$—
Other associated costs	$—	591	(572)	$19

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from the Norway and Watertown facilities to other North American facilities and costs to maintain the facilities while held for sale.

During fiscal 2015, the Company recorded non-cash impairment charges of $5,208 related to property, plant and equipment at the Norway and Watertown facilities, which was recorded in facility closure expenses in the consolidated statements of income. During fiscal 2016, additional impairment charges of $534 was recorded to adjust the carrying value of the land and building held for sale at the Norway facility to their estimated fair value, less costs to sell. See Note 6. Proceeds from the sale of property, plant and equipment that was not transferred to other locations of $72 was recorded as a credit to facility closure expenses in fiscal 2015 and are recorded in other receivables in the consolidated balance sheet as of March 31, 2015. In addition, $93 for the write-off of raw materials not transferred to other facilities was recorded in facility closure expenses in fiscal 2015.

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

During fiscal 2016 and 2015, the Company recorded settlement expense of $88 and $83, respectively, related to the defined benefit pension plan that covers eligible union employees of our Norway plant who were hired prior to July 14, 1998. The settlement expense was recorded in facility closure expenses in the consolidated statements of income. See Note 11.

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

The cumulative costs incurred in conjunction with the closure as of March 31, 2016 are $7,903, which were recorded in facility closure expenses in the consolidated statements of income, $632 and $7,271 in fiscal 2016 and 2015, respectively.

El Dorado Hills, California

On October 16, 2013, the Company announced plans to consolidate our manufacturing facility located in El Dorado Hills, California, into the Napa, California facility. The transition was completed in the fourth quarter of fiscal 2014. In connection with the closure of the El Dorado Hills facility, the Company recorded charges of $128 and $1,166 in fiscal 2015 and 2014, respectively, for employee termination benefits, including severance and relocation and other costs. The total costs incurred in connection with the closure were $1,294, which were recorded in facility closure expenses in the consolidated statements of income.

Below is a reconciliation of the beginning and ending liability balances of the accrued severance and other termination benefits and relocation and other costs related to the El Dorado Hills facility:

	Balance at March 31, 2014	Amounts Expensed	Amounts Paid	Balance at March 31, 2015
Severance and other termination benefits and relocation and other costs	$744	128	(872)	$—

Other Facility Closure Costs

During fiscal 2016, the Company closed a small sales office located near Toronto, Canada and recorded costs of $28 related to the closure.

(22) QUARTERLY DATA (UNAUDITED)

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

	Quarter
Fiscal 2016	First	Second	Third	Fourth
Net revenues	$217,920	$219,784	$206,028	$227,093
Gross profit	46,835	47,131	39,610	48,050
Net income	13,254	16,654	9,637	8,284
Net income attributable to Multi-Color Corporation	13,254	16,570	9,628	8,287
Basic earnings per share	$0.80	$0.99	$0.57	$0.49
Diluted earnings per share	0.79	0.98	0.57	0.49

Fiscal 2016 results include $5,200 ($3,708 after-tax) in costs related to the closure of our manufacturing facilities located in the following: Glasgow, Scotland; Sonoma, California; Greensboro, North Carolina; Dublin, Ireland; Norway, Michigan and Watertown, Wisconsin; and a sales office in Montreal, Canada. These expenses were recorded as follows:

	Quarter
	First	Second	Third	Fourth
Facility closure expenses	$253	$472	$1,790	$2,685

See Note 12 for discussion of discrete tax item recorded during the fourth quarter of fiscal 2016.

	Quarter
Fiscal 2015	First	Second	Third	Fourth
Net revenues	$203,139	$213,041	$189,127	$205,465
Gross profit	42,802	46,133	40,154	44,185
Net income	13,300	11,262	9,543	11,611
Basic earnings per share	$0.81	$0.68	$0.58	$0.70
Diluted earnings per share	0.80	0.67	0.57	0.69

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

In accordance with Exchange Act Rule 13a-15(b), Multi-Color’s management, with the participation of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based on this evaluation, Multi-Color has concluded that the disclosure controls and procedures were effective as of March 31, 2016.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Multi-Color’s management is responsible for the preparation and accuracy of the financial statements and other information included in this report. Multi-Color’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including Multi-Color’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, Multi-Color conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2016, based on the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of March 31, 2016, its internal control over financial reporting was effective based on the Framework. The Company’s assessment of and conclusion on the effectiveness of its internal control over financial reporting did not include the internal controls of the companies it acquired during fiscal 2016 which were included in the 2016 consolidated financial statements. These acquired companies constituted $142,347 or 13.2% of the Company’s total assets as of March 31, 2016, and $60,299 or 6.9% of total net revenues, for the year end March 31, 2016.

There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Item 8 includes the audit report of Grant Thornton LLP on Multi-Color’s internal control over financial reporting as of March 31, 2016.

(c)	Remediation of the Prior Year Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In the prior year, the following control deficiencies were identified and were determined to be material weaknesses in the Company’s internal control over financial reporting as of March 31, 2015:

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

In response to those material weaknesses, management implemented changes to its internal control over financial reporting to remediate the control deficiencies that gave rise to material weaknesses originally identified as of March 31, 2015. Those changes included, but were not limited to:

•	The additional hiring of personnel throughout the finance and accounting organization

•	The engagement of third party consultants to assist management with the identification, documentation, implementation and testing of additional controls in order to improve the internal control environment, and

•	Making upgrades to our information technology platforms.

We have tested the newly implemented controls and found them to be effective, and therefore have concluded that as of March 31, 2016, the previously identified material weaknesses have been remediated.

(d)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting, except as otherwise described above in this Item 9A.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

The information required by the following Items will be included in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firms

Consolidated Statements of Income for the years ended March 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2016, 2015 and 2014

Consolidated Balance Sheets as of March 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended March 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (together with amendments incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal years ending March 31, 1996 and 2000 and Current Report on Form 8-K filed on August 17, 2007)

3.2	Amended and Restated Code of Regulations (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 18, 2013)

4.1	Investor Rights Agreement of Multi-Color Corporation, dated as of October 3, 2011, by and between Multi-Color Corporation and each of the Investors whose name appears on the signature pages thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 5, 2011)

4.2	Indenture governing the 6.125% Senior Notes due 2022, dated as of November 21, 2014, by and among Multi-Color Corporation, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 21, 2014)

10.1	Guaranty and Collateral Agreement dated as of February 29, 2008 among Multi-Color Corporation, other parties thereto and Bank of America, N.A., as the Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.2	Pledge and Security Agreement dated as of February 29, 2008 made by Multi-Color Corporation Australian Acquisition Pty Limited in favor of Westpac Banking Corporation, as Australian Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.3	Asset Purchase Agreement, dated as of February 1, 2014, by and between Graphic Packaging International, Inc., Bluegrass Labels Company, LLC, MCC-Norwood, LLC, and Multi-Color Corporation (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on February 10, 2014)

10.4	Amended and Restated Credit Agreement dated as of November 21, 2014 among Multi-Color Corporation, Collotype International Holdings Pty Limited, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A., Westpac Banking Corporation, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Robobank Nederland”, New York Branch, Keybank National Association, JPMorgan Chase Bank, N.A., BMO Harris Financing, Inc., the Other Lenders Party Hereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and BMO Capital Markets (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 21, 2014)

10.5	First Amendment to Amended and Restated Credit Agreement, made and entered into as of October 28, 2015, by and among Multi-Color Corporation, Collotype International Holdings Pty Limited, the Approving Lenders, certain Subsidiaries of Multi-Color Corporation and Bank of America, N.A. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2015)

MANAGEMENT CONTRACTS AND COMPENSATION PLANS

10.6	2003 Stock Incentive Plan (incorporated by reference from the Registrant’s proxy materials filed in connection with the 2003 Annual Meeting of Shareholders)

10.7	Amendment to 2003 Stock Incentive Plan dated August 16, 2007 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 17, 2007)

10.8	2006 Director Equity Compensation Plan (incorporated by reference from the Registrant’s proxy materials filed in connection with the 2006 Annual Meeting of Shareholders)

10.9	Amended and Restated Employment Agreement between Multi-Color Corporation and Nigel A. Vinecombe effective as of January 1, 2016 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2015)

10.10	Amendment to 2003 Stock Incentive Plan dated September 16, 2010 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 16, 2010)

10.11	2012 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders)

10.12	Employment Agreement between Multi-Color Corporation and Floyd Needham effective as of April 1, 2014 (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2014)

10.13	Amended and Restated Employment Agreement between Multi-Color Corporation and Vadis Rodato effective as of January 1, 2016 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2015)

10.14

Employment Agreement between Multi-Color Corporation and Sharon Birkett effective as of

July 1, 2014 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2014)

10.15

Form of Indemnification Agreement dated February 3, 2015, by and between Multi-Color Corporation and the respective Indemnified Representative (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2014)

10.16	Employment Letter dated December 2, 2014 regarding compensation of Tim Lutz (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2015)

10.17	Addendum to Employment Letter dated January 20, 2016 regarding compensation of Tim Lutz

10.18	Form of Restricted Share Agreement (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2015)

10.19	Form of Restricted Share Unit Agreement (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2015)

10.20	Employment Agreement between Multi-Color Corporation and David Buse effective as of January 1, 2016 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2015)

16.1	Letter of Grant Thornton (incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on June 20, 2013)

16.2	Letter of KPMG LLP (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 18, 2014)

21 23.1	Subsidiaries of Multi-Color Corporation Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2 24	Consent of KPMG LLP, Independent Registered Public Accounting Firm Power of Attorney (included as part of signature page)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL 101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document XBRL Taxonomy Extension Definition Linkbase Document

101.LAB 101.PRE	XBRL Taxonomy Extension Label Linkbase Document XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 31, 2016	MULTI-COLOR CORPORATION

	By:	/s/ Vadis A. Rodato
Vadis A. Rodato
President and Chief Executive Officer
(Principal Executive Officer)

We, the undersigned directors and officers of Multi-Color Corporation, hereby severally constitute Vadis A. Rodato and Sharon E. Birkett, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Vadis A. Rodato	President, Chief Executive Officer and Director	May 31, 2016
Vadis A. Rodato	(Principal Executive Officer)

/s/ Sharon E. Birkett	Vice President, Chief Financial Officer, Secretary	May 31, 2016
Sharon E. Birkett	(Principal Financial Officer)

/s/ Timothy P. Lutz	Chief Accounting Officer	May 31, 2016
Timothy P. Lutz	(Principal Accounting Officer)

/s/ Nigel A. Vinecombe	Executive Chairman of the Board of Directors	May 31, 2016
Nigel A. Vinecombe

/s/ Ari J. Benacerraf	Director	May 31, 2016
Ari J. Benacerraf

/s/ Robert R. Buck	Director	May 31, 2016
Robert R. Buck

/s/ Charles B. Connolly	Director	May 31, 2016
Charles B. Connolly

/s/ Thomas M. Mohr	Director	May 31, 2016
Thomas M. Mohr

/s/ Simon T. Roberts	Director	May 31, 2016
Simon T. Roberts

/s/ Matthew M. Walsh	Director	May 31, 2016
Matthew M. Walsh