Form 10-Q
period 2016-06-30
MULTI COLOR Corp
filed 2016-08-09
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Common shares, no par value – 16,866,081 (as of July 31, 2016)

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation: factors discussed in conjunction with a forward-looking statement; changes in global economic and business conditions; changes in business strategies or plans; raw material cost pressures; availability of raw materials; availability to pass raw material cost increases to our customers; interruption of business operations; changes in, or the failure to comply with, government regulations, legal proceedings and developments; acceptance of new product offerings, services and technologies; new developments in packaging; ability to effectively manage our growth and execute our long-term strategy; ability to manage foreign operations and the risks involved with them, including compliance with applicable anti-corruption laws; currency exchange rate fluctuations; ability to manage global political uncertainty; terrorism and political unrest; increases in general interest rate levels and credit market volatility affecting our interest costs; competition within our industry; the ability to consummate and successfully integrate acquisitions; ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; the risk that some of our goodwill may be or later become impaired; the success and financial condition of our significant customers; dependence on information technology; ability to market new products; our ability to maintain an effective system of internal control; ongoing claims, lawsuits and governmental proceedings, including environmental proceedings; availability, terms and developments of capital and credit; dependence on key personnel; quality of management; ability to protect our intellectual property and the potential for intellectual property litigation; employee benefit costs; and risk associated with significant leverage. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the factors described in this paragraph, Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2016 contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30, 2016	June 30, 2015
Net revenues	$236,494	$217,920
Cost of revenues	184,401	171,085

Gross profit	52,093	46,835
Selling, general and administrative expenses	22,654	20,516
Facility closure expenses	157	253

Operating income	29,282	26,066
Interest expense	6,456	6,390
Other income, net	(270)	(125)

Income before income taxes	23,096	19,801
Income tax expense	7,186	6,547

Net income	15,910	13,254
Less: Net income attributable to noncontrolling interests	105	—

Net income attributable to Multi-Color Corporation	$15,805	$13,254

Weighted average shares and equivalents outstanding:
Basic	16,799	16,631
Diluted	16,961	16,880

Basic earnings per common share	$0.94	$0.80
Diluted earnings per common share	$0.93	$0.79
Dividends per common share	$0.05	$0.05

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended
	June 30, 2016	June 30, 2015
Net income	$15,910	$13,254
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (1)	(13,373)	7,573
Unrealized gain on interest rate swaps, net of tax (2)	165	127

Total other comprehensive income (loss)	(13,208)	7,700

Comprehensive income	2,702	20,954
Less: Comprehensive income attributable to noncontrolling interests	40	—

Comprehensive income attributable to Multi-Color Corporation	$2,662	$20,954

(1)	The amount for the three months ended June 30, 2016 and 2015 includes a tax impact of $229 and $(218), respectively, related to the settlement of foreign currency denominated intercompany loans.

(2)	Amount is net of tax of $(32) and $(70) for the three months ended June 30, 2016 and 2015, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$28,349	$27,709
Accounts receivable, net of allowance of $2,116 and $2,497 at June 30, 2016 and March 31, 2016, respectively	137,080	134,920
Other receivables	5,634	8,807
Inventories, net	64,480	61,191
Prepaid expenses	10,349	13,618
Other current assets	2,463	2,280

Total current assets	248,355	248,525
Assets held for sale	60	67
Property, plant and equipment, net of accumulated depreciation of $173,743 and $167,508 at June 30, 2016 and March 31, 2016, respectively	218,329	221,295
Goodwill	414,261	422,009
Intangible assets, net	163,058	169,146
Other non-current assets	6,389	5,706
Deferred income tax assets	3,143	3,318

Total assets	$1,053,595	$1,070,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,537	$1,573
Accounts payable	77,520	82,958
Accrued expenses and other liabilities	42,669	52,894

Total current liabilities	123,726	137,425
Long-term debt	499,370	504,706
Deferred income tax liabilities	64,996	65,798
Other liabilities	19,258	19,505

Total liabilities	707,350	727,434
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 40,000 shares authorized, 17,159 and 17,111 shares issued at June 30, 2016 and March 31, 2016, respectively	1,045	1,040
Paid-in capital	153,263	150,783
Treasury stock, 297 and 293 shares at cost at June 30, 2016 and March 31, 2016, respectively	(10,790)	(10,556)
Retained earnings	273,811	258,848
Accumulated other comprehensive loss	(74,266)	(61,123)

Total stockholders’ equity attributable to Multi-Color Corporation	343,063	338,992
Noncontrolling interests	3,182	3,640

Total stockholders’ equity	346,245	342,632

Total liabilities and stockholders’ equity	$1,053,595	$1,070,066

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares Issued	Amount
March 31, 2016	17,111	$1,040	$150,783	$(10,556)	$258,848	$(61,123)	$3,640	$342,632
Net income					15,805		105	15,910
Other comprehensive loss						(13,143)	(65)	(13,208)
Issuance of common stock	47	5	1,243					1,248
Excess tax benefit from stock-based compensation			318					318
Restricted stock grant	2							—
Restricted stock forfeitures	(1)							—
Stock-based compensation			919					919
Shares acquired under employee plans				(234)				(234)
Common stock dividends					(842)			(842)
Dividends paid to noncontrolling interests							(498)	(498)

June 30, 2016	17,159	$1,045	$153,263	$(10,790)	$273,811	$(74,266)	$3,182	$346,245

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,910	$13,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,416	7,387
Amortization of intangible assets	3,460	2,903
Amortization of deferred financing costs	423	423
Net loss/(gain) on disposal of property, plant and equipment	29	(74)
Net gain on interest rate swaps	(28)	(18)
Stock-based compensation expense	919	758
Excess tax benefit from stock-based compensation	(318)	(912)
Deferred income taxes, net	27	135
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,410)	(4,743)
Inventories	(4,262)	(1,110)
Prepaid expenses and other assets	5,766	(6,917)
Accounts payable	(3,404)	11,483
Accrued expenses and other liabilities	(4,242)	717

Net cash provided by operating activities	18,286	23,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,021)	(11,337)
Investment in acquisitions, net of cash acquired	(3,123)	(45,283)
Proceeds from sale of property, plant and equipment	32	309

Net cash used in investing activities	(13,112)	(56,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	69,355	156,312
Payments under revolving lines of credit	(72,425)	(105,976)
Repayment of long-term debt	(357)	(5,860)
Payment of acquisition related deferred payment	(188)	—
Proceeds from issuance of common stock	1,012	1,562
Excess tax benefit from stock-based compensation	318	912
Debt issuance costs	—	(18)
Dividends paid	(1,337)	(831)

Net cash (used in)/provided by financing activities	(3,622)	46,101

Effect of foreign exchange rate changes on cash	(912)	380

Net increase in cash and cash equivalents	640	13,456
Cash and cash equivalents, beginning of period	27,709	18,049

Cash and cash equivalents, end of period	$28,349	$31,505

See accompanying Notes to Condensed Consolidated Financial Statements.

See Note 15 for supplemental cash flow disclosures.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except per share data)

1.	Description of Business and Significant Accounting Policies

The Company

Multi-Color Corporation (Multi-Color, MCC, we, us, our or the Company), headquartered near Cincinnati, Ohio, is a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home & personal care, wine & spirits, food & beverage, healthcare and specialty consumer products. MCC serves international brand owners in North, Central and South America, Europe, China, Southeast Asia, Australia, New Zealand and South Africa with a comprehensive range of the latest label technologies in Pressure Sensitive, Glue-Applied (Cut and Stack), In-Mold, Shrink Sleeve and Heat Transfer.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. A description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016 (the “2016 10-K”). These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2016 10-K.

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

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the current requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which for the Company was the fiscal year beginning April 1, 2016. This update was applied prospectively to adjustments to provisional amounts that occur after the effective date. See Note 12 for additional disclosures as a result of adoption of this ASU, which did not have a material impact on the Company’s condensed consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (NAV) per share as a practical expedient. This update is effective retrospectively for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, which for the Company was the year beginning April 1, 2016. The Company’s pension plan assets are measured at NAV. The adoption of this update will affect the Company’s disclosures related to the pension plan assets in the Form 10-K for the fiscal year ending March 31, 2017 but will not have an effect on the Company’s Condensed Consolidated Statements of Income or Condensed Consolidated Balance Sheets.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides criteria for determining whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company was the fiscal year beginning April 1, 2016. We elected to apply this update prospectively to all arrangements entered into or materially modified after the effective date. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under existing accounting guidance, debt issuance costs were recognized as a deferred charge (an asset). The recognition and measurement of debt issuance costs are not affected by this update, only the presentation in the Condensed Consolidated Balance Sheet. This update is effective retrospectively for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company was the fiscal year beginning April 1, 2016. The Company’s adoption of this update, as of the effective date, is a change in accounting principle.

In July 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company elected to present all debt issuance costs, net of accumulated amortization, as a direct deduction from the carrying amount of the debt liability, including those related to our line-of-credit arrangements. As a result, $1,665 and $6,335 were reclassified from prepaid expenses and other non-current assets, respectively, to long-term debt in the Condensed Consolidated Balance Sheets as of March 31, 2016. See Note 4 for additional information on debt issuance costs.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides revised guidance for revenue recognition. The standard’s core principle is that an entity should recognize revenue for transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance provides five steps that should be applied to achieve that core principle. In July 2015, the FASB deferred the effective date of this standard by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is the fiscal year beginning April 1, 2018. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations for Topic 606. In April 2016, the FASB issued ASU 2016-10, which clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. These updates can be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company plans to adopt these updates for the fiscal year beginning April 1, 2018 and is currently in the process of evaluating the impact on the Company’s condensed consolidated financial statements.

No other new accounting pronouncement issued or effective during the three months ended June 30, 2016 had or is expected to have a material impact on the condensed consolidated financial statements.

Supply Chain Financing

During fiscal 2015, the Company entered into supply chain financing agreements with two of its customers. The receivables for both the agreements are sold without recourse to the customers’ banks and are accounted for as sales of accounts receivable. Gains and losses on the sale of these receivables are included in selling, general and administrative expenses in the condensed consolidated statements of income, and losses of $116 and $79 were recorded for the three months ended June 30, 2016 and 2015, respectively.

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

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended
	June 30, 2016		June 30, 2015
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	16,799	$0.94	16,631	$0.80
Effect of dilutive securities	162	(0.01)	249	(0.01)

Diluted EPS	16,961	$0.93	16,880	$0.79

The Company excluded 159 and 20 options to purchase shares in the three months ended June 30, 2016 and 2015, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

3.	Inventories

The Company’s inventories consisted of the following:

	June 30, 2016	March 31, 2016
Finished goods	$36,518	$35,126
Work-in-process	7,125	7,066
Raw materials	26,920	25,508

Total inventories, gross	70,563	67,700
Inventory reserves	(6,083)	(6,509)

Total inventories, net	$64,480	$61,191

4.	Debt

The components of the Company’s debt consisted of the following:

	June 30, 2016			March 31, 2016
	Principal	Unamortized Debt Issuance Costs	Long-Term Debt Less Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Long-Term Debt Less Unamortized Debt Issuance Costs
6.125% Senior Notes (1)	$250,000	$(4,328)	$245,672	$250,000	$(4,497)	$245,503
U.S. Revolving Credit Facility (2)	225,910	(3,021)	222,889	230,000	(3,258)	226,742
Australian Revolving Sub-Facility (2)	26,522	(228)	26,294	27,948	(245)	27,703
Capital leases	5,880	—	5,880	5,745	—	5,745
Other subsidiary debt	2,172	—	2,172	586	—	586

Total debt	510,484	(7,577)	502,907	514,279	(8,000)	506,279
Less current portion of debt	(3,537)	—	(3,537)	(1,573)	—	(1,573)

Total long-term debt	$506,947	$(7,577)	$499,370	$512,706	$(8,000)	$504,706

(1)	The 6.125% Senior Notes are due on December 1, 2022.

(2)	Borrowings under the U.S. Revolving Credit Facility and Australian Revolving Credit Facility mature on November 21, 2019.

The following is a schedule of future annual principal payments as of June 30, 2016:

	Debt	Capital Leases	Total
July 2016 - June 2017	$2,004	$1,533	$3,537
July 2017 - June 2018	136	1,289	1,425
July 2018 - June 2019	32	1,306	1,338
July 2019 - June 2020	252,432	1,130	253,562
July 2020 - June 2021	—	622	622
Thereafter	250,000	—	250,000

Total	$504,604	$5,880	$510,484

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

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.27% and 2.33% at June 30, 2016 and March 31, 2016, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.65% and 3.89% at June 30, 2016 and March 31, 2016, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of June 30, 2016, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $423 in interest expense for the three months ended June 30, 2016 and 2015 in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at June 30, 2016 consisted of $233,327 under the U.S. Revolving Credit Facility and $13,478 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at June 30, 2016 in the amount of $7,229.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	June 30, 2016	March 31, 2016
Total minimum lease payments	$6,399	$6,289
Less amount representing interest	(519)	(544)

Present value of net minimum lease payments	5,880	5,745
Current portion	(1,533)	(1,227)

Capitalized lease obligations, less current portion	$4,347	$4,518

The capitalized leases carry interest rates from 2.32% to 8.30% and mature from fiscal 2018 to fiscal 2022.

5.	Major Customers

During the three months ended June 30, 2016 and 2015, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 15% and 16%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

In addition, accounts receivable balances from The Procter & Gamble Company approximated 3% and 2% of the Company’s total accounts receivable balance at June 30, 2016 and March 31, 2016, respectively. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At June 30, 2016, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2013. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2011. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of June 30, 2016 and March 31, 2016, the Company had liabilities of $6,021 and $6,253, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended June 30, 2016 and 2015, the Company recognized $109 and $116, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at June 30, 2016 and March 31, 2016 was $1,854 and $1,806, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three months ended June 30, 2016, the Company released $36 of reserves, including interest and penalties, related to uncertain tax for which the statutes of limitations have lapsed or there was a reduction in the tax position related to a prior year. The Company believes that it is reasonably possible that $1,391 of unrecognized tax benefits as of June 30, 2016 could be released within the next 12 months due to lapse of statute of limitations and settlements of certain foreign and domestic income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $6,021.

7.	Financial Instruments

Interest Rate Swaps

The Company uses interest rate swap agreements (Swaps) to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties.

As of June 30, 2016, the Company has three forward starting non-amortizing Swaps with a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expire in August 2016. The Swaps result in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Agreement, which was 1.75% as of June 30, 2016.

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

The gains (losses) on the interest rate swaps recognized were as follows:

	Three Months Ended
	June 30, 2016	June 30, 2015
Interest rate swaps not designated as hedging instruments:
Loss reclassified from AOCI into earnings	$(197)	$(197)
Gain recognized in earnings	225	215

During the next 12 months, $131 of losses included in the June 30, 2016 AOCI balance are expected to be reclassified into interest expense. See Note 10 for additional information on the fair value of the Swaps.

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

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. As of June 30, 2016, the Company had two open contracts related to intercompany loan payments. The contracts are not designated as hedging instruments; therefore, changes in the fair value of the contracts are immediately recognized in other income and expense in the condensed consolidated statements of income. See Note 10 for additional information on the fair value of these contracts.

Four contracts to fix the U.S. dollar value of certain intercompany loan payments settled during the three months ended June 30, 2016. These contracts were not designated as hedging instruments; therefore, changes in the fair value of the contracts were immediately recognized in other income and expense in the condensed consolidated statements of income.

The amount of gain (loss) on the foreign currency forward contracts recognized in the condensed consolidated statements of income was as follows:

	Three Months Ended
	June 30, 2016	June 30, 2015
Foreign currency forward contracts designated as hedging instruments:
Gain on foreign currency forward contracts	$—	$470
Loss on related hedged items	—	(470)
Foreign currency forward contracts not designated as hedging instruments:
Gain (loss) on foreign currency forward contracts	$92	$(28)
Gain (loss) on related hedged items	(50)	28

8.	Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	June 30, 2016	March 31, 2016
Accrued payroll and benefits	$20,021	$20,176
Accrued income taxes	4,639	3,016
Professional fees	1,079	2,730
Accrued taxes other than income taxes	1,461	1,372
Deferred lease incentive	241	266
Accrued interest	1,286	5,310
Accrued severance	200	90
Customer rebates	2,391	2,541
Deferred press payments	—	898
Exit and disposal costs related to facility closures (1)	119	370
Deferred payments (2)	1,577	5,072
Deferred revenue	6,074	6,771
Other	3,581	4,282

Total accrued expenses and other liabilities	$42,669	$52,894

(1)	The balance at June 30, 2016 consisted of liabilities related to severance and other termination benefits and other associated costs for the Company’s facilities in Greensboro, North Carolina and Dublin, Ireland. The balance at March 31, 2016 consisted of liabilities related to severance and other termination benefits and other associated costs for the Company’s facilities in Greensboro, North Carolina, Dublin, Ireland, Norway, Michigan, and Watertown, Wisconsin. See Note 13.

(2)	The balance at June 30, 2016 and March 31, 2016 included $1,577 and $1,693 related to the acquisition of Flexo Print on August 1, 2013, which is deferred for three years after the closing date. The balance at March 31, 2016 included $191 related to the acquisition of Mr. Labels on May 1, 2015, which was deferred for one year after the closing date, and $1,706 and $1,482 related to the acquisitions of System Label and Cashin Print, respectively, on January 4, 2016, which were paid in the three months ended June 30, 2016.

9.	Acquisitions

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

The purchase price for Super Label consisted of the following:

Cash from proceeds of borrowings	$39,782
Net cash acquired	(6,035)

Total purchase price	$33,747

The cash portion of the purchase price was funded through borrowings under our Credit Agreement (see Note 4). Net cash acquired includes $8,152 of cash acquired less $2,117 of bank debt assumed. The Company spent $1,434 in acquisition expenses related to the Super Label acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income, $7 in the first quarter of fiscal 2017, $1 in the fourth quarter of fiscal 2016, $105 in the third quarter of fiscal 2016, $390 in the second quarter of fiscal 2016 and $931 in the first quarter of fiscal 2016.

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

The cash portion of the purchase price was funded through the Credit Agreement (see Note 4). The purchase price includes $2,160 due to the seller, which was paid during the three months ended September 30, 2015. Net cash acquired includes $4,444 of cash acquired less $3,698 of bank debt assumed related to capital leases. The Company spent $1,492 in acquisition expenses related to the Barat acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income: $4 in the first quarter of fiscal 2017, $65 in the second quarter of fiscal 2016, $751 in the first quarter of fiscal 2016, $467 in the fourth quarter of fiscal 2015 and $205 in the third quarter of fiscal 2015.

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

Based on fair value estimates, the purchase prices for Super Label and Barat have been allocated to individual assets acquired and liabilities assumed as follows:

	Super Label	Barat
Assets Acquired:
Net cash acquired	$6,035	$746
Accounts receivable	8,479	8,489
Inventories	4,205	2,863
Property, plant and equipment	17,418	8,356
Intangible assets	754	21,852
Goodwill	13,346	23,391
Other assets	1,858	2,794

Total assets acquired	52,095	68,491

Liabilities Assumed:
Accounts payable	5,087	3,049
Accrued income taxes payable	974	355
Accrued expenses and other liabilities	1,652	7,043
Deferred tax liabilities	1,123	8,071

Total liabilities assumed	8,836	18,518

Net assets acquired	43,259	49,973

Noncontrolling interests	(3,477)	—

Net assets acquired attributable to Multi-Color Corporation	$39,782	$49,973

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

Below is a roll forward of the goodwill acquired from the acquisition date to June 30, 2016:

	Super Label	Barat
Balance at acquisition date	$13,346	$23,391
Foreign exchange impact	(30)	(86)

Balance at June 30, 2016	$13,316	$23,305

The accounts receivable acquired as part of the Super Label acquisition had a fair value of $8,479 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $8,809 and the estimated contractual cash flows that are not expected to be collected are $330. The accounts receivable acquired as part of the Barat acquisition had a fair value of $8,489 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $8,679 and the estimated contractual cash flows that are not expected to be collected are $190.

The net revenues and net income of Barat included in the condensed consolidated statement of income from the acquisition date through June 30, 2015 were $6,317 and $389, respectively.

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three months ended June 30, 2015 as if Super Label and Barat had been acquired as of the beginning of fiscal year 2015. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated or that may result in the future.

Three Months Ended
June 30, 2015
Net revenues	$230,709
Net income attributable to Multi-Color	$15,358
Diluted earnings per share	$0.91

The following is a reconciliation of actual net revenues and net income attributable to Multi-Color Corporation to pro forma net revenues and net income attributable to Multi-Color Corporation:

	Three Months Ended June 30, 2015
	Net revenues	Net income
Multi-Color Corporation actual results	$217,920	$13,254
Acquired companies results	12,789	982
Pro forma adjustments	—	1,122

Pro forma results	$230,709	$15,358

The following table identifies the pro forma adjustments:

Three Months Ended
June 30, 2015
Acquired companies financing costs	$150
Acquisition transaction costs	1,682
Incremental interest costs	(710)

Pro forma adjustments	$1,122

Other Acquisition Activity

On January 4, 2016, the Company acquired 100% of Cashin Print for $17,487 less net cash acquired of $135 and 100% of System Label for $11,665 less net cash acquired of $2,025. Cashin Print and System Label are located in Castlebar, Ireland and Roscommon, Ireland, respectively. The purchase prices for Cashin Print and System Label include $1,411 and $1,571, respectively, for purchase price adjustments, which were paid to the seller during the three months ended June 30, 2016. In addition, the purchase prices for Cashin Print and System Label include deferred payments of $3,317 and $1,011, respectively, that are likely to be paid out in the fourth quarter of fiscal 2019. The acquired businesses supply multinational customers in Ireland, the United Kingdom and Continental Europe and provide Multi-Color with the opportunity to supply a broader product range to a larger customer base, especially in the healthcare market. On October 1, 2015, the Company acquired 100% of Supa Stik Labels (Supa Stik) for $6,787 less net cash acquired of $977. Supa Stik is located in Perth, West Australia and services the local wine, food & beverage and healthcare label markets. The purchase price includes $622 that is deferred for two years after the closing date. On May 1, 2015, the Company acquired 100% of Mr. Labels in Brisbane, Queensland Australia for $2,110. The purchase price includes $196 that was deferred until the first anniversary of the closing date. Mr. Labels provides labels primarily to food and beverage customers. The results of operations of these acquired businesses have been included in the condensed consolidated financial statements since the respective dates of acquisition and have been determined to be immaterial for purposes of further disclosure.

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Cashin Print and System Label. The purchase price allocations may change in future periods as the fair value estimates of assets and liabilities (including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles and debt) and the valuation of the related tax assets and liabilities are completed.

Effective February 1, 2014, the Company acquired the assets of the DI-NA-CAL label business, based near Cincinnati, Ohio, from Graphic Packaging International, Inc., for $80,667. DI-NA-CAL provides decorative label solutions primarily in the heat transfer label markets for home & personal care and food & beverage through long-standing relationships with blue chip national and multi-national customers. Upon closing, $8,067 of the purchase price was deposited into an escrow account and was to be released to the seller on the 18 month anniversary of the closing date in accordance with the provisions of the escrow agreement. The escrow amount is to fund certain potential obligations of the seller with respect to the transaction. During the second quarter of fiscal 2016, all but $598 of the escrow amount was released to the seller. As of June 30, 2016, $373 remained in the escrow account.

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

On August 1, 2013, the Company acquired 100% of Flexo Print S.A. De C.V. (Flexo Print) based in Guadalajara, Mexico for $31,847 plus net debt assumed of $2,324. Flexo Print is a leading producer of home & personal care, food & beverage, wine & spirits and pharmaceutical labels in Latin America. Upon closing, $3,058 of the purchase price was deposited into an escrow account, and an additional $1,956 of the purchase price was retained by MCC and is deferred until the third anniversary of the closing date, at which time it should be deposited into the escrow account. These combined escrow amounts are to be released to the seller on the fifth anniversary of the closing date in accordance with the purchase agreement. An additional $757 of the purchase price was retained by MCC at closing and is to be paid to the seller on the third anniversary of the closing date in accordance with the purchase agreement. The combined escrow and retention amounts are to fund certain potential indemnification obligations of the seller with respect to the transaction. In the fourth quarter of fiscal 2014, second quarter of fiscal 2015, third quarter of fiscal 2015 and first quarter of fiscal 2016, the Company adjusted the deferred payment by $(1,157), $69, $69 and $217, respectively, in settlement of an indemnification claim.

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

Derivative Financial Instruments

As of June 30, 2016, the Company has three non-amortizing interest rate Swaps with a total notional amount of $125,000 to convert variable interest rates on a portion of outstanding debt to fixed interest rates to minimize interest rate risk. Upon inception, the Swaps were designated as a cash flow hedge, and the Company adjusted the carrying value of these derivatives to their estimated fair value and recorded the adjustment in accumulated other comprehensive income (loss).

In conjunction with entering into the Credit Agreement on November 21, 2014 (see Note 4), the Company de-designated the Swaps as a cash flow hedge. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps are immediately recognized in interest expense. See Note 7 for additional information on the Swaps.

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. As of June 30, 2016, the Company had two open contracts related to intercompany loan payments. The contracts are not designated as hedging instruments; therefore, changes in the fair value of the contracts are immediately recognized in other income and expense in the condensed consolidated statements of income.

Four contracts to fix the U.S. dollar value of certain intercompany loan payments settled during the three months ended June 30, 2016. These contracts were not designated as hedging instruments; therefore, changes in the fair value of the contracts were immediately recognized in other income and expense in the condensed consolidated statements of income. See Note 7 for additional information on these contracts.

At June 30, 2016, the Company carried the following financial assets and liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	June 30, 2016	Level 1	Level 2	Level 3	Balance Sheet Location
Assets:
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$50	$—	$50	$—	Prepaid expenses
Liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$(179)	$—	$(179)	$—	Accrued expenses and other liabilities

At March 31, 2016, the Company carried the following financial assets and liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	March 31, 2016	Level 1	Level 2	Level 3	Balance Sheet Location
Assets:
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$28	$—	$28	$—	Prepaid expenses
Liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$(404)	$—	$(404)	$—	Accrued expenses and other liabilities

The Company values the Swaps using pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Other Fair Value Measurements

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and other long-lived assets and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of January of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values. During the three months ended June 30, 2016 and 2015, the Company did not adjust goodwill or intangible assets to their fair values as a result of any impairment analyses. Goodwill and intangible assets are valued using Level 3 inputs.

The carrying value of cash and equivalents, accounts receivable, accounts payable and debt approximate fair value. The fair value of long-term debt is based on observable inputs, including quoted market prices (Level 2). The fair value of the Notes was $255,625 as of June 30, 2016.

11.	Accumulated Other Comprehensive Loss

The changes in the Company’s accumulated other comprehensive loss by component consisted of the following:

	Foreign currency items	Gains and losses on cash flow hedges	Defined benefit pension and postretirement items	Total
Balance at March 31, 2016	$(60,551)	$(196)	$(376)	$(61,123)
OCI before reclassifications	(13,308)	—	—	(13,308)
Amounts reclassified from AOCI	—	165	—	165

Net current period OCI	(13,308)	165	—	(13,143)

Balance at June 30, 2016	$(73,859)	$(31)	$(376)	$(74,266)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended
	June 30, 2016	June 30, 2015
Gains and losses on cash flow hedges:
Interest rate swaps (1)	$197	$197
Tax	(32)	(70)

Net of tax	$165	$127

(1)	Reclassified from AOCI into interest expense in the condensed consolidated statements of income. See Note 7.

12.	Goodwill and Intangible Assets

The changes in the Company’s goodwill consisted of the following:

Balance at March 31, 2016:
Goodwill, gross	$434,212
Accumulated impairment losses	(12,203)

Goodwill, net	422,009
Activity during the year:
Adjustments to prior year acquisitions	(849)
Currency translation	(6,899)

Balance at June 30, 2016:
Goodwill, gross	426,620
Accumulated impairment losses	(12,359)

Goodwill, net	$414,261

During the three months ended June 30, 2016, goodwill decreased by $849 related to measurement period adjustments for prior year acquisitions. The decrease is primarily due to the updated valuation of current and deferred tax assets and liabilities related to the Cashin Print and System Label acquisitions. No material measurement period adjustments were recognized in the condensed consolidated statements of income during the three months ended June 30, 2016 that would have been recorded in previous periods if the adjustments to the provisional amounts had been recognized as of the acquisition date.

The Company’s intangible assets consisted of the following:

	June 30, 2016			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$212,102	$(51,755)	$160,347	$215,317	$(49,258)	$166,059
Technologies	1,287	(1,287)	—	1,308	(1,308)	—
Trademarks	1,060	(1,060)	—	1,101	(1,082)	19
Licensing intangible	2,041	(2,041)	—	2,091	(2,091)	—
Non-compete agreements	5,099	(2,433)	2,666	5,160	(2,149)	3,011
Lease intangible	133	(88)	45	137	(80)	57

Total	$221,722	$(58,664)	$163,058	$225,114	$(55,968)	$169,146

The amortization expense of intangible assets for the three months ended June 30, 2016 and 2015 was $3,460 and $2,903, respectively.

13.	Facility Closures

Sonoma, California

On January 19, 2016, the Company announced plans to consolidate our manufacturing facility located in Sonoma, California, into our existing facility in Napa, California. The transition is expected to be complete by the end of fiscal 2017.

No exit and disposal costs related to the closure of the Sonoma facility have been incurred as of June 30, 2016. Below is a summary of the exit and disposal costs expected to be incurred related to the closure of the Sonoma facility:

Total costs expected to be incurred
Severance and other termination benefits	$150-200
Other associated costs	$300-350

Other associated costs are expected to primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that is being moved from Sonoma to Napa, return the facility to its original leased condition and relocate employees.

During the three months ended March 31, 2016, non-cash impairment charges of $220 related to property, plant and equipment at the Sonoma facility were recorded in facility closure expenses in the condensed consolidated statements of income.

Glasgow, Scotland

During the three months ended March 31, 2016, the Company began the process to consolidate our two manufacturing facilities located in Glasgow, Scotland into one facility. The transition is expected to be complete by the end of calendar 2016.

Below is a summary of the exit and disposal costs related to the closure of the Glasgow facility:

	Total costs expected to be incurred	Cumulative costs incurred as of June 30, 2016
Severance and other termination benefits	$379	$379
Other associated costs	850	103

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at June 30, 2016
Severance and other termination benefits	$106	—	(43)	$63

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that is being moved in order to consolidate our two manufacturing facilities located in Glasgow into one facility.

The cumulative costs incurred in conjunction with the closure as of June 30, 2016 are $597, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as non-cash impairment charges of $115 related to property, plant and equipment at the closing Glasgow facility, which were recorded in facility closure expenses during the three months ended March 31, 2016.

Greensboro, North Carolina

On October 5, 2015, the Company announced plans to consolidate our manufacturing facility located in Greensboro, North Carolina into its other existing facilities. The transition was substantially completed in the fourth quarter of fiscal 2016.

Below is a summary of the exit and disposal costs related to the closure of the Greensboro facility:

	Total costs expected to be incurred	Total costs incurred	Cumulative costs incurred as of June 30, 2016
		Three Months Ended June 30, 2016
Severance and other termination benefits	$673	$—	$673
Contract termination costs	—	(66)	—
Other associated costs	850	176	813

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at June 30, 2016
Severance and other termination benefits	$202	—	(153)	$49
Contract termination costs	$66	(66)	—	$—
Other associated costs	$114	176	(158)	$132

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from the Greensboro facility to other North American facilities and costs to return the facility to its original leased condition.

The cumulative costs incurred in conjunction with the closure as of June 30, 2016 are $2,357, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as non-cash impairment charges related to property, plant and equipment at the Greensboro facility of $742 and $44, which were recorded in facility closure expenses during the three months ended September 30 and December 31, 2015, respectively. In addition, $85 related to the write off of fixed assets that were not transferred to other facilities and were disposed of in conjunction with the final facility clean-up was recorded in facility closure expenses during the three months ended March 31, 2016.

Dublin, Ireland

During the three months ended December 31, 2015, the Company began the process to consolidate our manufacturing facility located in Dublin, Ireland into our existing facility in Drogheda, Ireland. The consolidation was substantially completed in the first quarter of fiscal 2017.

Below is a summary of the exit and disposal costs related to the closure of the Dublin facility:

	Total costs expected to be incurred	Total costs incurred	Cumulative costs incurred as of June 30, 2016
		Three Months Ended June 30, 2016
Severance and other termination benefits	$800	$43	$706
Contract termination costs	100	—	—
Other associated costs	650	4	598

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at June 30, 2016
Severance and other termination benefits	$—	43	(43)	$—
Other associated costs	$83	4	(79)	$8

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from Dublin to Drogheda and costs to relocate employees.

The cumulative costs incurred in conjunction with the closure as of June 30, 2016 are $1,523, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as non-cash impairment charges related to property, plant and equipment at the Dublin facility of $54 and $165, which were recorded in facility closure expenses during the three months ended December 31, 2015 and March 31, 2016, respectively.

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

Below is a summary of the exit and disposal costs related to the closure of the Norway and Watertown facilities:

	Total costs expected to be incurred	Total costs incurred	Cumulative costs incurred as of June 30, 2016
		Three Months Ended June 30, 2015
Severance and other termination benefits	$2,023	109	$2,023
Contract termination costs	64	—	64
Other associated costs	960	144	943

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at June 30, 2016
Other associated costs	$5	—	(3)	$2

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from the Norway and Watertown facilities to other North American facilities and costs to maintain the facilities while held for sale.

The cumulative costs incurred in conjunction with the closure as of June 30, 2016 are $7,903, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the gain on sale of the Watertown facility, non-cash impairment charge related to the land and building at the Norway facility and the exit and disposal costs above as well as non-cash impairment charges related to property, plant and equipment , write-off of raw materials not transferred to other facilities, settlement to withdrawal from a multiemployer pension plan, curtailment and settlement expense related to a defined benefit pension plan and curtailment gain related to a postretirement health and welfare plan, net of proceeds from the sale of property, plant and equipment that was not transferred to other locations, which were incurred in facility closure expenses during fiscal 2016 and 2015.

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

15.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Three Months Ended
	June 30, 2016	June 30, 2015
Supplemental Disclosures of Cash Flow Information:
Interest paid	$10,012	$9,924
Income taxes paid, net of refunds	1,487	1,484
Supplemental Disclosures of Non-Cash Activities:
Capital expenditures incurred but not yet paid	$817	$1,430
Capital lease obligations incurred	820	—
Change in interest rate swap fair value	225	215

Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$(128)	$62,253
Liabilities assumed	143	(14,614)
Liabilities for contingent / deferred payments	3,108	(2,356)

Net cash paid	$3,123	$45,283

16.	Subsequent Events

On July 1, 2016, the Company acquired 100% of Italstereo Resin Labels S.r.l., which is located near Lucca, Italy and specializes in producing sensitive adhesive resin coated labels, seals and emblems. On July 6, 2016, the Company acquired 100% of Industria Litografica Alessandrina S.r.l. (I.L.A.), which is located in the Piedmont region of Italy. I.L.A specializes in producing premium self-adhesive and wet glue labels primarily for the wine & spirits market and also services the food industry.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. Multi-Color Corporation’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016 (the “2016 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

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

Executive Overview

We are a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home & personal care, wine & spirits, food & beverage, healthcare and specialty consumer products. MCC serves international brand owners in North, Central and South America, Europe, China, Southeast Asia, Australia, New Zealand and South Africa with a comprehensive range of the latest label technologies in Pressure Sensitive, Glue-Applied (Cut and Stack), In-Mold, Shrink Sleeve and Heat Transfer.

Results of Operations

Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015:

Net Revenues

			$	%
	2016	2015	Change	Change
Net revenues	$236,494	$217,920	$18,574	9%

Net revenues increased 9% to $236,494 from $217,920 compared to the prior year quarter. Acquisitions occurring after the beginning of fiscal 2016 accounted for a 9% increase in revenues and organic revenues increased 2%. Foreign exchange rates, primarily driven by depreciation of the Mexican peso and the British pound, led to a 2% decrease in revenues quarter over quarter.

Cost of Revenues and Gross Profit

			$	%
	2016	2015	Change	Change
Cost of revenues	$184,401	$171,085	$13,316	8%
% of Net revenues	78.0%	78.5%

Gross profit	$52,093	$46,835	$5,258	11%
% of Net revenues	22.0%	21.5%

Cost of revenues increased 8% or $13,316 compared to the prior year quarter. Acquisitions occurring after the beginning of fiscal 2016 contributed $14,766 or 9% partially offset by the favorable impact of foreign exchange rates of $3,964. Organic revenue growth increased cost of revenues by $2,514.

Gross profit increased $5,258 or 11% compared to the prior year quarter. Acquisitions occurring after the beginning of fiscal 2016 contributed $4,524 to gross profit, partially offset by the effect of unfavorable foreign exchange rates of $642. Organic gross margin increased $1,376 or 3% compared to the prior year quarter. Gross margins were 22% of net revenues for the current year quarter compared to 21.5% in the prior year quarter.

Selling, General and Administrative Expenses and Facility Closure Expenses

			$	%
	2016	2015	Change	Change
Selling, general and administrative expenses	$22,654	$20,516	$2,138	10%
% of Net revenues	9.6%	9.4%

Facility closure expenses	$157	$253	$(96)	(38%)
% of Net revenues	0.1%	0.1%

Selling, general and administrative expenses increased $2,138 or 10% compared to the prior year quarter. Acquisitions occurring after the beginning of fiscal 2016 contributed $1,931 to the increase, partially offset by a decrease of $259 due to the favorable impact of foreign exchange rates. In the current year quarter, the Company incurred $166 of acquisition and integration expenses, compared to $1,970 in the prior year quarter. The remaining increase primarily relates to compensation expenses and professional fees year over year, including an incremental $855 for audit and compliance costs.

Facility closure expenses were $157 in the current year quarter compared to $253 in the prior year quarter. These expenses primarily relate to consolidation of manufacturing facilities in Greensboro, North Carolina into existing facilities, as well as the consolidation of our manufacturing facilities in Ireland into a single location.

Interest Expense and Other Income, Net

	2016	2015	% Change	% Change
Interest expense	$6,456	$6,390	$66	1%
Other income, net	$(270)	$(125)	$(145)	(116%)

Interest expense increased $66 or 1% compared to the prior year quarter.

Other income was $270 in the current quarter compared to $125 in the prior year quarter.

Income Tax Expense

			$	%
	2016	2015	Change	Change
Income tax expense	$7,186	$6,547	$639	10%

Our effective tax rate decreased to 31% in the current year quarter from 33% in the prior year quarter primarily due to the impact of non-deductible acquisition expenses in the prior year quarter.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the three months ended June 30, 2016, net cash provided by operating activities was $18,286 compared to $23,286 in the same period of the prior year. Net income adjusted for non-cash expenses consisting primarily of depreciation and amortization was $28,838 in the current year compared to $23,856 in the same period of the prior year. Our use of operating assets and liabilities of $10,552 in the current year increased from a use of $570 in the prior year.

Through the three months ended June 30, 2016, net cash used in investing activities was $13,112 compared to $56,311 in the same period of the prior year. Cash used in investing activities included $3,123 related to acquisitions in the current year primarily related to purchase price adjustments for the prior year acquisitions of Cashin Print and System Label and $45,283 related to the acquisitions of Barat Group and Mr. Labels in the prior year. The remaining net usage of $9,989 in the current year and $11,028 in the prior year were capital expenditure related, primarily for the purchase of presses, net of various sale proceeds. Capital expenditures were primarily funded by cash flows from operations.

Through the three months ended June 30, 2016, net cash used in financing activities was $3,622, which included $3,427 of net debt payments, a $188 deferred payment related to the Mr. Labels acquisition and dividends paid of $1,337, offset by $1,330 of proceeds from various stock transactions. Dividends paid includes $839 to shareholders of Multi-Color Corporation and $498 to the minority shareholders of our 60% owned legal entity in Malaysia.

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

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.27% and 2.33% at June 30, 2016 and March 31, 2016, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.65% and 3.89% at June 30, 2016 and March 31, 2016, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of June 30, 2016, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $423 in interest expense for the three months ended June 30, 2016 and 2015 in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at June 30, 2016 consisted of $233,327 under the U.S. Revolving Credit Facility and $13,478 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at June 30, 2016 in the amount of $7,229.

Cash flows provided by operating activities and borrowings have historically supplied us with a significant source of liquidity. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We had a working capital position of $124,629 and $111,100 at June 30, 2016 and March 31, 2016, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2016:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$504,604	$2,004	$136	$32	$252,432	$—	$250,000
Capital leases	5,880	1,533	1,289	1,306	1,130	622	—
Interest on long-term debt (1)	117,766	22,533	21,340	20,071	16,816	15,313	21,693
Rent due under operating leases	60,162	11,805	9,829	8,239	7,466	6,669	16,154
Unconditional purchase obligations	18,295	16,882	611	396	271	135	—
Pension and post retirement obligations	354	—	—	12	14	25	303
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	7,249	1,587	660	5,002	—	—	—

Total contractual obligations	$714,310	$56,344	$33,865	$35,058	$278,129	$22,764	$288,150

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of June 30, 2016.

(2)	The table excludes $6,021 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Recent Acquisitions

On January 4, 2016, the Company acquired 100% of Cashin Print for $17,487 less net cash acquired of $135 and 100% of System Label for $11,665 less net cash acquired of $2,025. Cashin Print and System Label are located in Castlebar, Ireland and Roscommon, Ireland, respectively. The purchase prices for Cashin Print and System Label include deferred payments of $3,317 and $1,011, respectively that are likely to be paid out in the fourth quarter of fiscal 2019. The acquired businesses supply multinational customers in Ireland, the United Kingdom and Continental Europe and provide Multi-Color with the opportunity to supply a broader product range to a larger customer base, especially in the healthcare market.

On October 1, 2015, the Company acquired 100% of Supa Stik Labels (Supa Stik) for $6,787 less net cash acquired of $977. Supa Stik is located in Perth, West Australia and services the local wine, food & beverage and healthcare label markets. The purchase price includes $622 that is deferred for two years after the closing date.

On August 11, 2015, the Company acquired 90% of the shares of Super Label based in Kuala Lumpur, Malaysia, which was publicly listed on the Malaysian stock exchange. During the second and third quarters of fiscal 2016, the Company acquired the remaining shares and delisted Super Label. The total purchase price was $39,782 less net cash acquired of $6,035. Super Label has operations in Malaysia, Indonesia, the Philippines, Thailand and China and produces home & personal care, food & beverage and specialty consumer products labels. This acquisition expands our presence in China and gives us access to new label markets in Southeast Asia.

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

Our critical accounting policies and estimates are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2016 10-K. In addition, our significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements included in our 2016 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016.

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

Multi-Color Corporation
(Registrant)

Date: August 9, 2016	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial Officer, Secretary