Form 10-Q
period 2016-09-30
MULTI COLOR Corp
filed 2016-11-09
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Common shares, no par value – 16,931,470 (as of October 31, 2016)

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation: factors discussed in conjunction with a forward-looking statement; changes in global economic and business conditions; changes in business strategies or plans; raw material cost pressures; availability of raw materials; availability to pass raw material cost increases to our customers; interruption of business operations; changes in, or the failure to comply with, government regulations, legal proceedings and developments; acceptance of new product offerings, services and technologies; new developments in packaging; our ability to effectively manage our growth and execute our long-term strategy; our ability to manage foreign operations and the risks involved with them, including compliance with applicable anti-corruption laws; currency exchange rate fluctuations; our ability to manage global political uncertainty; terrorism and political unrest; increases in general interest rate levels and credit market volatility affecting our interest costs; competition within our industry; our ability to consummate and successfully integrate acquisitions; our ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; risk that some of our goodwill may be or later become impaired; the success and financial condition of our significant customers; dependence on information technology; our ability to market new products; our ability to maintain an effective system of internal control; ongoing claims, lawsuits and governmental proceedings, including environmental proceedings; availability, terms and developments of capital and credit; dependence on key personnel; quality of management; our ability to protect our intellectual property and the potential for intellectual property litigation; employee benefit costs; and risk associated with significant leverage. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the factors described in this paragraph, Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2016 contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net revenues	$232,140	$219,784	$468,634	$437,704
Cost of revenues	182,187	172,653	366,588	343,738

Gross profit	49,953	47,131	102,046	93,966
Selling, general and administrative expenses	19,736	18,412	42,390	38,928
Facility closure expenses	57	472	214	725

Operating income	30,160	28,247	59,442	54,313
Interest expense	6,521	6,618	12,977	13,008
Other income, net	(290)	(410)	(560)	(535)

Income before income taxes	23,929	22,039	47,025	41,840
Income tax expense	7,395	5,385	14,581	11,932

Net income	16,534	16,654	32,444	29,908
Less: Net income attributable to noncontrolling interests	191	84	296	84

Net income attributable to Multi-Color Corporation	$16,343	$16,570	$32,148	$29,824

Weighted average shares and equivalents outstanding:
Basic	16,867	16,722	16,836	16,690
Diluted	17,008	16,942	16,988	16,928

Basic earnings per common share	$0.97	$0.99	$1.91	$1.79
Diluted earnings per common share	$0.96	$0.98	$1.89	$1.76
Dividends per common share	$0.05	$0.05	$0.10	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$16,534	$16,654	$32,444	$29,908
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (1)	1,160	(19,083)	(12,213)	(11,510)
Unrealized gain on interest rate swaps, net of tax (2)	31	112	196	239

Total other comprehensive income (loss)	1,191	(18,971)	(12,017)	(11,271)

Comprehensive income (loss)	17,725	(2,317)	20,427	18,637
Less: Comprehensive income (loss) attributable to noncontrolling interests	146	(71)	186	(71)

Comprehensive income (loss) attributable to Multi-Color Corporation	$17,579	$(2,246)	$20,241	$18,708

(1)	The amount for the three months ended September 30, 2016 and 2015 includes a tax impact of $17 and $74, respectively, related to the settlement of foreign currency denominated intercompany loans. The amount for the six months ended September 30, 2016 and 2015 includes a tax impact of $246 and $(144), respectively, related to the settlement of foreign currency denominated intercompany loans.

(2)	Amount is net of tax of $(101) and $(85) for the three months ended September 30, 2016 and 2015, respectively, and $(133) and $(155) for the six months ended September 30, 2016 and 2015, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$27,750	$27,709
Accounts receivable, net of allowance of $2,034 and $2,497 at September 30, 2016 and March 31, 2016, respectively	133,651	134,920
Other receivables	6,150	8,807
Inventories, net	62,805	61,191
Prepaid expenses	14,365	13,618
Other current assets	2,805	2,280

Total current assets	247,526	248,525
Assets held for sale	57	67
Property, plant and equipment, net of accumulated depreciation of $182,141 and $167,508 at September 30, 2016 and March 31, 2016, respectively	227,315	221,295
Goodwill	410,688	422,009
Intangible assets, net	172,571	169,146
Other non-current assets	6,278	5,706
Deferred income tax assets	3,050	3,318

Total assets	$1,067,485	$1,070,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,808	$1,573
Accounts payable	73,708	82,958
Accrued expenses and other liabilities	44,884	52,894

Total current liabilities	120,400	137,425
Long-term debt	490,534	504,706
Deferred income tax liabilities	68,911	65,798
Other liabilities	21,686	19,505

Total liabilities	701,531	727,434
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 40,000 shares authorized, 17,224 and 17,111 shares issued at September 30, 2016 and March 31, 2016, respectively	1,051	1,040
Paid-in capital	156,232	150,783
Treasury stock, 299 and 293 shares at cost at September 30, 2016 and March 31, 2016, respectively	(10,936)	(10,556)
Retained earnings	289,309	258,848
Accumulated other comprehensive loss	(73,030)	(61,123)

Total stockholders’ equity attributable to Multi-Color Corporation	362,626	338,992
Noncontrolling interests	3,328	3,640

Total stockholders’ equity	365,954	342,632

Total liabilities and stockholders’ equity	$1,067,485	$1,070,066

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares Issued	Amount
March 31, 2016	17,111	$1,040	$150,783	$(10,556)	$258,848	$(61,123)	$3,640	$342,632
Net income					32,148		296	32,444
Other comprehensive loss						(11,907)	(110)	(12,017)
Issuance of common stock	112	11	2,641					2,652
Excess tax benefit from stock-based compensation			1,126					1,126
Restricted stock grant	2							—
Restricted stock forfeitures	(1)							—
Stock-based compensation			1,682					1,682
Shares acquired under employee plans				(380)				(380)
Common stock dividends					(1,687)			(1,687)
Dividends paid to noncontrolling interests							(498)	(498)

September 30, 2016	17,224	$1,051	$156,232	$(10,936)	$289,309	$(73,030)	$3,328	$365,954

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,444	$29,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,617	15,193
Amortization of intangible assets	7,377	6,402
Amortization of deferred financing costs	846	846
Impairment loss on fixed assets	—	18
Facility closure expenses related to impairment loss on fixed assets	—	742
Gain on sale of Watertown facility	—	(476)
Net gain on disposal of property, plant and equipment	(278)	(68)
Net loss on interest rate swaps	104	8
Stock-based compensation expense	1,682	1,513
Excess tax benefit from stock-based compensation	(1,126)	(1,507)
Deferred income taxes, net	(35)	(1,280)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,901	120
Inventories	(1,388)	(284)
Prepaid expenses and other assets	1,086	(9,580)
Accounts payable	(9,992)	4,241
Accrued expenses and other liabilities	(10)	(1,174)

Net cash provided by operating activities	49,228	44,622

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,112)	(19,968)
Investment in acquisitions, net of cash acquired	(11,369)	(76,630)
Proceeds from sale of Watertown facility	—	2,099
Proceeds from sale of property, plant and equipment	678	367

Net cash used in investing activities	(28,803)	(94,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	156,487	229,441
Payments under revolving lines of credit	(170,660)	(164,129)
Borrowings of long-term debt	38	642
Repayment of long-term debt	(4,596)	(6,332)
Payment of acquisition related deferred payments	(1,784)	(221)
Proceeds from issuance of common stock	2,275	2,195
Excess tax benefit from stock-based compensation	1,126	1,507
Debt issuance costs	—	(18)
Dividends paid	(2,181)	(1,669)

Net cash (used in)/provided by financing activities	(19,295)	61,416

Effect of foreign exchange rate changes on cash	(1,089)	(612)

Net increase in cash and cash equivalents	41	11,294
Cash and cash equivalents, beginning of period	27,709	18,049

Cash and cash equivalents, end of period	$27,750	$29,343

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

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The specific issues addressed include debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and separately identifiable cash flows and application of the predominance principle. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2018. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of this update on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several areas of accounting for employee share-based payments, including the accounting for income taxes and forfeitures and the classification of excess tax benefits and employee taxes paid when directly withholding shares for tax-withholding purposes. This ASU requires that excess tax benefits for share-based payments be recognized as income tax expense and classified within operating cash flows rather than being recorded within additional paid-in capital and classified within financing cash flows. This update is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2017. The Company is currently evaluating the impact of this update on its condensed consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the current requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which for the Company was the fiscal year beginning April 1, 2016. This update was applied prospectively to adjustments to provisional amounts that occurred after the effective date. See Note 12 for additional disclosures provided as a result of adoption of this ASU, which did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This update does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Prior to issuance of this ASU, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value less normal profit margin). For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only its net realizable value, and not to the three measures required by current guidance. This update is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2017. The Company is currently evaluating the impact of this update on its condensed consolidated financial statements.

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

No other new accounting pronouncement issued or effective during the six months ended September 30, 2016 had or is expected to have a material impact on the condensed consolidated financial statements.

Supply Chain Financing

During fiscal 2015, the Company entered into supply chain financing agreements with two of its customers. The receivables for both the agreements are sold without recourse to the customers’ banks and are accounted for as sales of accounts receivable. Gains and losses on the sale of these receivables are included in selling, general and administrative expenses in the condensed consolidated statements of income. Losses of $134 and $86 were recorded for the three months ended September 30, 2016 and 2015, respectively, and losses of $250 and $165 were recorded for the six months ended September 30, 2016 and 2015, respectively.

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

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended				Six Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	16,867	$0.97	16,722	$0.99	16,836	$1.91	16,690	$1.79
Effect of dilutive securities	141	(0.01)	220	(0.01)	152	(0.02)	238	(0.03)

Diluted EPS	17,008	$0.96	16,942	$0.98	16,988	$1.89	16,928	$1.76

The Company excluded 179 and 157 options to purchase shares in the three months ended September 30, 2016 and 2015, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 169 and 108 options to purchase shares in the six months ended September 30, 2016 and 2015, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

3.	Inventories

The Company’s inventories consisted of the following:

	September 30, 2016	March 31, 2016
Finished goods	$35,995	$35,126
Work-in-process	7,391	7,066
Raw materials	26,480	25,508

Total inventories, gross	69,866	67,700
Inventory reserves	(7,061)	(6,509)

Total inventories, net	$62,805	$61,191

4.	Debt

The components of the Company’s debt consisted of the following:

	September 30, 2016			March 31, 2016
	Principal	Unamortized Debt Issuance Costs	Long-Term Debt Less Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Long-Term Debt Less Unamortized Debt Issuance Costs
6.125% Senior Notes (1)	$250,000	$(4,160)	$245,840	$250,000	$(4,497)	$245,503
U.S. Revolving Credit Facility (2)	217,520	(2,783)	214,737	230,000	(3,258)	226,742
Australian Revolving Sub-Facility (2)	26,044	(211)	25,833	27,948	(245)	27,703
Capital leases	5,470	—	5,470	5,745	—	5,745
Other subsidiary debt	462	—	462	586	—	586

Total debt	499,496	(7,154)	492,342	514,279	(8,000)	506,279
Less current portion of debt	(1,808)	—	(1,808)	(1,573)	—	(1,573)

Total long-term debt	$497,688	$(7,154)	$490,534	$512,706	$(8,000)	$504,706

(1)	The 6.125% Senior Notes are due on December 1, 2022.

(2)	Borrowings under the U.S. Revolving Credit Facility and Australian Revolving Credit Facility mature on November 21, 2019.

The following is a schedule of future annual principal payments as of September 30, 2016:

	Debt	Capital Leases	Total
October 2016 - September 2017	$338	$1,470	$1,808
October 2017 - September 2018	106	1,294	1,400
October 2018 - September 2019	18	1,298	1,316
October 2019 - September 2020	243,564	1,027	244,591
October 2020 - September 2021	—	381	381
Thereafter	250,000	—	250,000

Total	$494,026	$5,470	$499,496

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

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.32% and 2.33% at September 30, 2016 and March 31, 2016, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.42% and 3.89% at September 30, 2016 and March 31, 2016, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of September 30, 2016, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $423 in interest expense for the three months ended September 30, 2016 and 2015 in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $846 in interest expense for the six months ended September 30, 2016 and 2015 in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at September 30, 2016 consisted of $241,717 under the U.S. Revolving Credit Facility and $13,956 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at September 30, 2016 in the amount of $13,500.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	September 30, 2016	March 31, 2016
Total minimum lease payments	$5,923	$6,289
Less amount representing interest	(453)	(544)

Present value of net minimum lease payments	5,470	5,745
Current portion	(1,470)	(1,227)

Capitalized lease obligations, less current portion	$4,000	$4,518

The capitalized leases carry interest rates from 2.32% to 8.30% and mature from fiscal 2018 to fiscal 2022.

5.	Major Customers

During the three months ended September 30, 2016 and 2015, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 18% and 17%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

During the six months ended September 30, 2016 and 2015, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17% of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

In addition, accounts receivable balances from The Procter & Gamble Company approximated 3% and 2% of the Company’s total accounts receivable balance at September 30, 2016 and March 31, 2016, respectively. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At September 30, 2016, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2013. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2011. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of September 30, 2016 and March 31, 2016, the Company had liabilities of $6,041 and $6,253, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended September 30, 2016 and 2015, the Company recognized $130 and $167, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. During the six months ended September 30, 2016 and 2015, the Company recognized $239 and $283, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at September 30, 2016 and March 31, 2016 was $1,966 and $1,806, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three and six months ended September 30, 2016, the Company released $0 and $36 of reserves, respectively, including interest and penalties, related to uncertain tax positions for which the statutes of limitations have lapsed or there was a reduction in the tax position related to a prior year. The Company believes that it is reasonably possible that $1,405 of unrecognized tax benefits as of September 30, 2016 could be released within the next 12 months due to lapse of statute of limitations and settlements of certain foreign and domestic income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $6,041.

7.	Financial Instruments

Interest Rate Swaps

The Company used interest rate swap agreements (Swaps) to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties.

The Company had three forward starting non-amortizing Swaps with a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expired in August 2016. The Swaps resulted in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the Credit Agreement.

Upon inception, the Swaps were designated as a cash flow hedge, with the effective portion of gains and losses, net of tax, measured on an ongoing basis, recorded in accumulated other comprehensive income (loss). If the hedge or a portion thereof were determined to be ineffective, any gains and losses would be recorded in interest expense in the condensed consolidated statements of income.

In conjunction with entering into the Credit Agreement on November 21, 2014 (see Note 4), the Company de-designated the Swaps as a cash flow hedge. The cumulative loss on the Swaps recorded in accumulated other comprehensive income (AOCI) at the time of de-designation was reclassified into interest expense in the same periods during which the originally hedged transactions affected earnings, as these transactions were still probable of occurring. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps were immediately recognized in interest expense.

The gains (losses) on the interest rate swaps recognized were as follows:

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest rate swaps not designated as hedging instruments:
Loss reclassified from AOCI into earnings	$(132)	$(197)	$(329)	$(394)
Gain recognized in earnings	—	171	225	386

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

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. As of September 30, 2016, the Company had three open contracts related to intercompany loan payments. The contracts are not designated as hedging instruments; therefore, changes in the fair value of the contracts are immediately recognized in other income and expense in the condensed consolidated statements of income. See Note 10 for additional information on the fair value of these contracts.

Six contracts to fix the U.S. dollar value of certain intercompany loan payments settled during the six months ended September 30, 2016. These contracts were not designated as hedging instruments; therefore, changes in the fair value of the contracts were immediately recognized in other income and expense in the condensed consolidated statements of income.

The amount of gain (loss) on the foreign currency forward contracts recognized in the condensed consolidated statements of income was as follows:

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Foreign currency forward contracts designated as hedging instruments:
Gain on foreign currency forward contracts	$—	$—	$—	$470
Loss on related hedged items	—	—	—	(470)
Foreign currency forward contracts not designated as hedging instruments:
Gain (loss) on foreign currency forward contracts	$(67)	$46	$25	$18
Loss on related hedged items	(25)	(46)	(75)	(18)

8.	Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	September 30, 2016	March 31, 2016
Accrued payroll and benefits	$21,054	$20,176
Accrued income taxes	3,320	3,016
Professional fees	504	2,730
Accrued taxes other than income taxes	1,463	1,372
Deferred lease incentive	229	266
Accrued interest	5,125	5,310
Accrued severance	124	90
Customer rebates	1,870	2,541
Deferred press payments	—	898
Exit and disposal costs related to facility closures (1)	3	370
Deferred payments (2)	202	5,072
Deferred revenue	7,554	6,771
Other	3,436	4,282

Total accrued expenses and other liabilities	$44,884	$52,894

(1)	The balance at September 30, 2016 consisted of liabilities related to severance and other termination benefits and other associated costs for the Company’s facility in Sonoma, California. The balance at March 31, 2016 consisted of liabilities related to severance and other termination benefits and other associated costs for the Company’s facilities in Greensboro, North Carolina, Dublin, Ireland, Norway, Michigan, and Watertown, Wisconsin. See Note 13.

(2)	The balance at September 30, 2016 is related to the acquisition of Italstereo Resin Labels S.r.l. on July 1, 2016, which is deferred for one year after the closing date. The balance at March 31, 2016 included $1,693 related to the acquisition of Flexo Print on August 1, 2013, which was deferred for three years after the closing date; $191 related to the acquisition of Mr. Labels on May 1, 2015, which was deferred for one year after the closing date; and $1,706 and $1,482 related to the acquisitions of System Label and Cashin Print, respectively, on January 4, 2016, which were paid in the six months ended September 30, 2016.

9.	Acquisitions

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

The cash portion of the purchase price was funded through borrowings under our Credit Agreement (see Note 4). Net cash acquired includes $8,152 of cash acquired less $2,117 of bank debt assumed. The Company spent $1,434 in acquisition expenses related to the Super Label acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income as follows: $7 in the first quarter of fiscal 2017, $1 in the fourth quarter of fiscal 2016, $105 in the third quarter of fiscal 2016, $390 in the second quarter of fiscal 2016 and $931 in the first quarter of fiscal 2016.

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

The cash portion of the purchase price was funded through the Credit Agreement (see Note 4). The purchase price includes $2,160 due to the seller, which was paid during the three months ended September 30, 2015. Net cash acquired includes $4,444 of cash acquired less $3,698 of bank debt assumed related to capital leases. The Company spent $1,500 in acquisition expenses related to the Barat acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income as follows: $8 in the second quarter of fiscal 2017, $4 in the first quarter of fiscal 2017, $65 in the second quarter of fiscal 2016, $751 in the first quarter of fiscal 2016, $467 in the fourth quarter of fiscal 2015 and $205 in the third quarter of fiscal 2015.

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

Purchase Price Allocation and Other Items

Based on fair value estimates, the purchase prices for Super Label and Barat have been allocated to individual assets acquired and liabilities assumed as follows:

	Super Label	Barat
Assets Acquired:
Net cash acquired	$6,035	$746
Accounts receivable	8,479	8,489
Inventories	4,276	2,863
Property, plant and equipment	22,002	8,356
Intangible assets	2,437	21,852
Goodwill	8,668	23,391
Other assets	1,984	2,794

Total assets acquired	53,881	68,491

Liabilities Assumed:
Accounts payable	5,087	3,049
Accrued income taxes payable	936	355
Accrued expenses and other liabilities	1,725	7,043
Deferred tax liabilities	2,874	8,071

Total liabilities assumed	10,622	18,518

Net assets acquired	43,259	49,973

Noncontrolling interests	(3,477)	—

Net assets acquired attributable to Multi-Color Corporation	$39,782	$49,973

The fair value of the noncontrolling interests for Super Label were estimated based on market valuations performed by an independent third party using a combination of: (i) an income approach based on expected future discounted cash flows; and (ii) an asset approach.

The estimated fair value of identifiable intangible assets acquired and their estimated useful lives are as follows:

	Super Label		Barat
	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$2,437	15 years	$20,849	20 years
Non-compete agreements	—	—	780	2 years
Trademarks	—	—	223	1 year

Total identifiable intangible assets	$2,437		$21,852

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

Below is a roll forward of the goodwill acquired from the acquisition date to September 30, 2016:

	Super Label	Barat
Balance at acquisition date	$8,668	$23,391
Foreign exchange impact	(258)	191

Balance at September 30, 2016	$8,410	$23,582

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

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three and six months ended September 30, 2015 as if Super Label and Barat had been acquired as of the beginning of fiscal year 2015. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated or that may result in the future.

	Three Months Ended	Six Months Ended
	September 30, 2015	September 30, 2015
Net revenues	$223,973	$454,682
Net income attributable to Multi-Color	$16,892	$32,252
Diluted earnings per share	$1.00	$1.91

The following is a reconciliation of actual net revenues and net income attributable to Multi-Color Corporation to pro forma net revenues and net income attributable to Multi-Color Corporation:

	Three Months Ended		Six Months Ended
	September 30, 2015		September 30, 2015
	Net revenues	Net income	Net revenues	Net income
Multi-Color Corporation actual results	$219,784	$16,570	$437,704	$29,824
Acquired companies results	4,189	81	16,978	1,063
Pro forma adjustments	—	241	—	1,365

Pro forma results	$223,973	$16,892	$454,682	$32,252

The following table identifies the pro forma adjustments:

	Three Months Ended	Six Months Ended
	September 30, 2015	September 30, 2015
Acquired companies financing costs	$—	$150
Acquisition transaction costs	457	2,140
Incremental interest costs	(216)	(925)

Pro forma adjustments	$241	$1,365

Other Acquisition Activity

On July 1, 2016, the Company acquired 100% of Italstereo Resin Labels S.r.l. (Italstereo) for $3,342 less net cash acquired of $181. The purchase price includes $201 and $133 that are deferred for one and two years, respectively, after the closing date. Italstereo is located near Lucca, Italy and specializes in producing pressure sensitive adhesive resin coated labels, seals and emblems. On July 6, 2016, the Company acquired 100% of Industria Litografica Alessandrina S.r.l. (I.L.A.) for $6,301 plus net debt assumed of $3,547. The purchase price includes $819 that is deferred for three years after the closing date. I.L.A. is located in the Piedmont region of Italy and specializes in producing premium self-adhesive and wet glue labels primarily for the wine & spirits market and also services the food industry. The results of operations of these acquired businesses have been included in the condensed consolidated financial statements since the respective dates of acquisition and have been determined to be immaterial for purposes of additional disclosure.

On January 4, 2016, the Company acquired 100% of Cashin Print for $17,487 less net cash acquired of $135 and 100% of System Label for $11,665 less net cash acquired of $2,025. Cashin Print and System Label are located in Castlebar, Ireland and Roscommon, Ireland, respectively. The purchase prices for Cashin Print and System Label include $1,411 and $1,571, respectively, for purchase price adjustments, which were paid to the seller during the three months ended June 30, 2016. In addition, the purchase prices for Cashin Print and System Label include deferred payments of $3,317 and $1,011, respectively, that are likely to be paid out in the fourth quarter of fiscal 2019. The acquired businesses supply multinational customers in Ireland, the United Kingdom and Continental Europe and provide Multi-Color with the opportunity to supply a broader product range to a larger customer base, especially in the healthcare market. On October 1, 2015, the Company acquired 100% of Supa Stik Labels (Supa Stik) for $6,787 less net cash acquired of $977. Supa Stik is located in Perth, West Australia and services the local wine, food & beverage and healthcare label markets. The purchase price includes $622 that is deferred for two years after the closing date. On May 1, 2015, the Company acquired 100% of Mr. Labels in Brisbane, Queensland Australia for $2,110. The purchase price includes $196 that was deferred until the first anniversary of the closing date. Mr. Labels provides labels primarily to food and beverage customers. The results of operations of these acquired businesses have been included in the condensed consolidated financial statements since the respective dates of acquisition and have been determined to be immaterial for purposes of additional disclosure.

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Italstereo, I.L.A., Cashin Print and System Label. The purchase price allocations may change in future periods as the fair value estimates of assets and liabilities (including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles and debt) and the valuation of the related tax assets and liabilities are completed.

On July 1, 2014, the Company acquired 100% of Multiprint Labels Limited (Multiprint) based in Dublin, Ireland for $1,662 plus net debt assumed of $2,371. The purchase price includes $273 that was deferred for one year after the closing date, which was paid during the three months ended September 30, 2015. Multiprint specializes in pressure sensitive labels for the wine & spirits and beverage markets in Ireland and the UK.

Effective February 1, 2014, the Company acquired the assets of the DI-NA-CAL label business, based near Cincinnati, Ohio, from Graphic Packaging International, Inc., for $80,667. DI-NA-CAL provides decorative label solutions primarily in the heat transfer label markets for home & personal care and food & beverage through long-standing relationships with blue chip national and multi-national customers. Upon closing, $8,067 of the purchase price was deposited into an escrow account and was to be released to the seller on the 18 month anniversary of the closing date in accordance with the provisions of the escrow agreement. The escrow amount is to fund certain potential obligations of the seller with respect to the transaction. During the second quarter of fiscal 2016, all but $598 of the escrow amount was released to the seller. As of September 30, 2016, $359 remained in the escrow account.

In conjunction with the acquisition of DI-NA-CAL, the Company recorded an indemnification asset of $427, which represented the seller’s obligation to indemnify Multi-Color relating to pre-acquisition customer quality claims. The seller paid the Company for the indemnification asset during the fourth quarter of fiscal 2015.

On August 1, 2013, the Company acquired 100% of Flexo Print S.A. De C.V. (Flexo Print) based in Guadalajara, Mexico for $31,847 plus net debt assumed of $2,324. Flexo Print is a leading producer of home & personal care, food & beverage, wine & spirits and pharmaceutical labels in Latin America. Upon closing, $3,058 of the purchase price was deposited into an escrow account, and an additional $1,956 of the purchase price was retained by MCC and was deferred until the third anniversary of the closing date and deposited into the escrow account during the second quarter of fiscal 2017. These combined escrow amounts are to be released to the seller on the fifth anniversary of the closing date in accordance with the purchase agreement. An additional $757 of the purchase price was retained by MCC at closing and was paid to the seller on the third anniversary of the closing date in accordance with the purchase agreement. The combined escrow and retention amounts are to fund certain potential indemnification obligations of the seller with respect to the transaction. In the fourth quarter of fiscal 2014, second quarter of fiscal 2015, third quarter of fiscal 2015 and first quarter of fiscal 2016, the Company adjusted the deferred payment by $(1,157), $69, $69 and $217, respectively, in settlement of an indemnification claim.

In conjunction with the acquisition of Flexo Print, the Company recorded an indemnification asset of $3,279, which represents the seller’s obligation under the purchase agreement to indemnify Multi-Color for the outcome of potential contingent liabilities relating to uncertain tax positions. As discussed above, a portion of the purchase price was held back by Multi-Color and additional funds are being held in an escrow account in order to support the sellers’ indemnification obligations.

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

Derivative Financial Instruments

The Company had three non-amortizing interest rate Swaps with a total notional amount of $125,000 to convert variable interest rates on a portion of outstanding debt to fixed interest rates to minimize interest rate risk, which expired in August 2016. Upon inception, the Swaps were designated as a cash flow hedge, and the Company adjusted the carrying value of these derivatives to their estimated fair value and recorded the adjustment in accumulated other comprehensive income (loss).

In conjunction with entering into the Credit Agreement on November 21, 2014 (see Note 4), the Company de-designated the Swaps as a cash flow hedge. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps were immediately recognized in interest expense. See Note 7 for additional information on the Swaps.

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. As of September 30, 2016, the Company had three open contracts related to intercompany loan payments. The contracts are not designated as hedging instruments; therefore, changes in the fair value of the contracts are immediately recognized in other income and expense in the condensed consolidated statements of income.

Six contracts to fix the U.S. dollar value of certain intercompany loan payments settled during the six months ended September 30, 2016. These contracts were not designated as hedging instruments; therefore, changes in the fair value of the contracts were immediately recognized in other income and expense in the condensed consolidated statements of income. See Note 7 for additional information on these contracts.

At September 30, 2016, the Company carried the following financial assets at fair value:

	Fair Value at	Fair Value Measurement Using
	September 30, 2016	Level 1	Level 2	Level 3	Balance Sheet Location
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$35	$—	$35	$—	Prepaid expenses

At March 31, 2016, the Company carried the following financial assets and liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	March 31, 2016	Level 1	Level 2	Level 3	Balance Sheet Location
Assets:
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$28	$—	$28	$—	Prepaid expenses
Liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$(404)	$—	$(404)	$—	Accrued expenses and other liabilities

The Company valued the Swaps using pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Other Fair Value Measurements

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and other long-lived assets and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of January of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values. During the three and six months ended September 30, 2016 and 2015, the Company did not adjust goodwill or intangible assets to their fair values as a result of any impairment analyses. Goodwill and intangible assets are valued using Level 3 inputs.

As a result of the decision to close our manufacturing facility located in Greensboro, North Carolina, during the three months ended September 30, 2015 non-cash fixed asset impairment charges of $742 were recorded, primarily to write off certain machinery and equipment that is not being transferred to other locations and was abandoned. These fixed asset impairment charges were recorded in facility closure expenses in the condensed consolidated statements of income. See Note 13 for further information on this facility closure.

The carrying value of cash and equivalents, accounts receivable, accounts payable and debt approximate fair value. The fair value of long-term debt is based on observable inputs, including quoted market prices (Level 2). The fair value of the Notes was $259,063 as of September 30, 2016.

11.	Accumulated Other Comprehensive Loss

The changes in the Company’s accumulated other comprehensive loss by component consisted of the following:

	Foreign currency items	Gains and losses on cash flow hedges	Defined benefit pension and postretirement items	Total
Balance at March 31, 2016	$(60,551)	$(196)	$(376)	$(61,123)
OCI before reclassifications	(12,103)	—	—	(12,103)
Amounts reclassified from AOCI	—	196	—	196

Net current period OCI	(12,103)	196	—	(11,907)

Balance at September 30, 2016	$(72,654)	$—	$(376)	$(73,030)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Gains and losses on cash flow hedges:
Interest rate swaps (1)	$132	$197	$329	$394
Tax	(101)	(85)	(133)	(155)

Net of tax	$31	$112	$196	$239

(1)	Reclassified from AOCI into interest expense in the condensed consolidated statements of income. See Note 7.

12.	Goodwill and Intangible Assets

The changes in the Company’s goodwill consisted of the following:

Balance at March 31, 2016:
Goodwill, gross	$434,212
Accumulated impairment losses	(12,203)

Goodwill, net	422,009
Activity during the year:
Acquisitions	4,142
Adjustments to prior year acquisitions	(10,171)
Currency translation	(5,292)

Balance at September 30, 2016:
Goodwill, gross	423,128
Accumulated impairment losses	(12,440)

Goodwill, net	$410,688

During the three months ended September 30, 2016, goodwill decreased by $9,322 related to measurement period adjustments for prior year acquisitions. Of the decrease, $4,678 was related to the Super Label acquisition, including $4,585 and $1,683 related to the final valuation of property, plant and equipment and intangible assets, respectively, partially offset by an increase of $1,647 related to the final valuation of deferred tax assets and liabilities. In addition, $4,644 of the decrease was due to a change in the preliminary valuation of intangible assets and deferred tax assets and liabilities related to the Cashin Print and System Label acquisitions. During the three months ended September 30, 2016, adjustments of $195 to depreciation and amortization for Super Label were recognized in the condensed consolidated statements of income that would have been recognized in previous periods if the adjustments to provisional amounts were recognized as of the acquisition date.

During the three months ended June 30, 2016, goodwill decreased by $849 related to measurement period adjustments for prior year acquisitions. The decrease was primarily due to the updated valuation of current and deferred tax assets and liabilities related to the Cashin Print and System Label acquisitions. No material measurement period adjustments were recognized in the condensed consolidated statements of income during the three months ended June 30, 2016 that would have been recorded in previous periods if the adjustments to the provisional amounts had been recognized as of the acquisition date.

The Company’s intangible assets consisted of the following:

	September 30, 2016			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$225,030	$(55,547)	$169,483	$215,317	$(49,258)	$166,059
Technologies	2,047	(1,347)	700	1,308	(1,308)	—
Trademarks	1,063	(1,063)	—	1,101	(1,082)	19
Licensing intangible	2,065	(2,065)	—	2,091	(2,091)	—
Non-compete agreements	5,128	(2,774)	2,354	5,160	(2,149)	3,011
Lease intangible	135	(101)	34	137	(80)	57

Total	$235,468	$(62,897)	$172,571	$225,114	$(55,968)	$169,146

The amortization expense of intangible assets for the three months ended September 30, 2016 and 2015 was $3,917 and $3,499, respectively. The amortization expense of intangible assets for the six months ended September 30, 2016 and 2015 was $7,377 and $6,402, respectively.

13.	Facility Closures

Sonoma, California

On January 19, 2016, the Company announced plans to consolidate our manufacturing facility located in Sonoma, California into our existing facility in Napa, California. The transition is expected to be complete by the end of fiscal 2017.

Below is a summary of the exit and disposal costs related to the closure of the Sonoma facility:

		Total costs incurred
	Total costs expected to be incurred	Three Months Ended September 30, 2016	Six Months Ended September 30, 2016	Cumulative costs incurred as of September 30, 2016
Severance and other termination benefits	$150-200	$6	$6	$6
Other associated costs	$300-350	—	—	—

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at September 30, 2016
Severance and other termination benefits	$—	6	(3)	$3

Other associated costs are expected to primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that is being moved from Sonoma to Napa, return the facility to its original leased condition and relocate employees.

The cumulative costs incurred in conjunction with the closure as of September 30, 2016 are $226, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include non-cash impairment charges of $220 related to property, plant and equipment at the Sonoma facility, which were recorded in facility closure expenses during the three months ended March 31, 2016.

Glasgow, Scotland

During the three months ended March 31, 2016, the Company began the process to consolidate our two manufacturing facilities located in Glasgow, Scotland into one facility. The transition is expected to be complete by the end of fiscal 2017.

Below is a summary of the exit and disposal costs related to the closure of the Glasgow facility:

	Total costs expected to be incurred	Cumulative costs incurred as of September 30, 2016
Severance and other termination benefits	$379	$379
Other associated costs	850	103

No exit and disposal costs related to the Glasgow facility were incurred during the three and six months ended September 30, 2016.

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at September 30, 2016
Severance and other termination benefits	$106	—	(43)	$63

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that is being moved in order to consolidate our two manufacturing facilities located in Glasgow into one facility.

The cumulative costs incurred in conjunction with the closure as of September 30, 2016 are $597, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as non-cash impairment charges of $115 related to property, plant and equipment at the closing Glasgow facility, which were recorded in facility closure expenses during the three months ended March 31, 2016.

Greensboro, North Carolina

On October 5, 2015, the Company announced plans to consolidate our manufacturing facility located in Greensboro, North Carolina into its other existing facilities. The transition was substantially completed in the fourth quarter of fiscal 2016.

Below is a summary of the exit and disposal costs related to the closure of the Greensboro facility:

	Total costs	Total costs incurred		Cumulative costs
	expected to be incurred	Three Months Ended September 30, 2016	Six Months Ended September 30, 2016	incurred as of September 30, 2016
Severance and other termination benefits	$651	$(22)	$(22)	$651
Contract termination costs	—	—	(66)	—
Other associated costs	800	(39)	137	774

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at September 30, 2016
Severance and other termination benefits	$202	(22)	(180)	$—
Contract termination costs	$66	(66)	—	$—
Other associated costs	$114	137	(251)	$—

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from the Greensboro facility to other North American facilities and costs to return the facility to its original leased condition.

As a result of the decision to close our Greensboro facility, as of September 30, 2015 the Company determined that it was more likely than not that certain fixed assets at the Greensboro facility would be sold or otherwise disposed of significantly before the end of their estimated useful lives. During the three months ended September 30, 2015, non-cash impairment charges of $742 related to these assets were recorded in facility closure expenses in the condensed consolidated statements of income, primarily to write off certain machinery and equipment that is not being transferred to other locations and was abandoned.

The cumulative costs incurred in conjunction with the closure as of September 30, 2016 are $2,296, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs and non-

cash impairment charges above as well as additional non-cash impairment charges related to property, plant and equipment at the Greensboro facility of $44, which were recorded in facility closure expenses during the three months ended December 31, 2015. In addition, $85 related to the write off of fixed assets that were not transferred to other facilities and were disposed of in conjunction with the final facility clean-up was recorded in facility closure expenses during the three months ended March 31, 2016.

Dublin, Ireland

During the three months ended December 31, 2015, the Company began the process to consolidate our manufacturing facility located in Dublin, Ireland into our existing facility in Drogheda, Ireland. The consolidation was substantially completed in the first quarter of fiscal 2017.

Below is a summary of the exit and disposal costs related to the closure of the Dublin facility:

	Total costs	Total costs incurred		Cumulative costs
	expected to be incurred	Three Months Ended September 30, 2016	Six Months Ended September 30, 2016	incurred as of September 30, 2016
Severance and other termination benefits	$800	$59	$102	$765
Contract termination costs	150-200	—	—	—
Other associated costs	700	53	57	651

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at September 30, 2016
Severance and other termination benefits	$—	102	(102)	$—
Other associated costs	$83	57	(134)	$6

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from Dublin to Drogheda and costs to relocate employees.

The cumulative costs incurred in conjunction with the closure as of September 30, 2016 are $1,635, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as non-cash impairment charges related to property, plant and equipment at the Dublin facility of $54 and $165, which were recorded in facility closure expenses during the three months ended December 31, 2015 and March 31, 2016, respectively.

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

Below is a summary of the exit and disposal costs related to the closure of the Norway and Watertown facilities:

	Total costs	Total costs incurred		Cumulative costs
	expected to be incurred	Three Months Ended September 30, 2015	Six Months Ended September 30, 2015	incurred as of September 30, 2016
Severance and other termination benefits	$2,023	$69	$178	$2,023
Contract termination costs	64	—	—	64
Other associated costs	943	122	266	943

No exit and disposal costs related to the Norway and Watertown facilities were incurred during the three and six months ended September 30, 2016.

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at September 30, 2016
Other associated costs	$5	—	(5)	$—

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from the Norway and Watertown facilities to other North American facilities and costs to maintain the facilities while held for sale.

The cumulative costs incurred in conjunction with the closure as of September 30, 2016 are $7,903, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the gain on sale of the Watertown facility and the exit and disposal costs above as well as non-cash impairment charges related to property, plant and equipment, write-off of raw materials not transferred to other facilities, settlement to withdrawal from a multiemployer pension plan, curtailment and settlement expense related to a defined benefit pension plan and curtailment gain related to a postretirement health and welfare plan, net of proceeds from the sale of property, plant and equipment that was not transferred to other locations, which were incurred in facility closure expenses during fiscal 2016 and 2015.

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

15.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Six Months Ended
	September 30, 2016	September 30, 2015
Supplemental Disclosures of Cash Flow Information:
Interest paid	$12,211	$12,082
Income taxes paid, net of refunds	10,385	12,835
Supplemental Disclosures of Non-Cash Activities:
Capital expenditures incurred but not yet paid	$1,059	$4,559
Capital lease obligations incurred	820	—
Change in interest rate swap fair value	225	386

Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$20,591	$111,785
Liabilities assumed	(11,303)	(32,311)
Liabilities for contingent / deferred payments	2,081	—
Noncontrolling interests	—	(2,844)

Net cash paid	$11,369	$76,630

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015:

Net Revenues

			$	%
	2016	2015	Change	Change
Net revenues	$232,140	$219,784	$12,356	6%

Net revenues increased 6% or $12,356 compared to the prior year quarter. Acquisitions occurring after the beginning of the second quarter of fiscal 2016 accounted for a 5% increase in revenues and organic revenues increased 2%. Foreign exchange rates, primarily driven by depreciation of the British pound, led to a 1% decrease in revenues quarter over quarter.

Cost of Revenues and Gross Profit

			$	%
	2016	2015	Change	Change
Cost of revenues	$182,187	$172,653	$9,534	6%
% of Net revenues	78.5%	78.6%

Gross profit	$49,953	$47,131	$2,822	6%
% of Net revenues	21.5%	21.4%

Cost of revenues increased 6% or $9,534 compared to the prior year quarter. Acquisitions occurring after the beginning of the second quarter of fiscal 2016 contributed $8,551 or 5% partially offset by the favorable impact of foreign exchange rates of $3,380. Organic revenue growth increased cost of revenues by $4,363.

Gross profit increased 6% or $2,822 compared to the prior year quarter. Acquisitions occurring after the beginning of the second quarter fiscal 2016 contributed $2,602 to gross profit, partially offset by the unfavorable impact of foreign exchange rates of $132. Organic gross margin increased $352 or 1% compared to the prior year quarter. Gross margins were 21.5% of net revenues for the current year quarter compared to 21.4% in the prior year quarter.

Selling, General and Administrative Expenses and Facility Closure Expenses

			$	%
	2016	2015	Change	Change
Selling, general and administrative expenses	$19,736	$18,412	$1,324	7%
% of Net revenues	8.5%	8.4%

Facility closure expenses	$57	$472	$(415)	(88%)
% of Net revenues	0.0%	0.2%

Selling, general and administrative expenses increased 7% or $1,324 compared to the prior year quarter. Acquisitions occurring after the beginning of the second quarter of fiscal 2016 contributed $1,449 to the increase, partially offset by a decrease of $147 due to the favorable impact of foreign exchange rates. In the current year quarter, the Company incurred $268 of acquisition and integration expenses compared to $589 in the prior year quarter. The remaining increase primarily relates to compensation expenses.

Facility closure expenses were $57 in the current year quarter compared to $472 in the prior year quarter. The current quarter expenses primarily related to the consolidation of our manufacturing facilities in Dublin, Ireland into a single location and the prior quarter expenses primarily related to consolidation of manufacturing facilities in Greensboro, North Carolina into existing facilities.

Interest Expense and Other Income, Net

	2016	2015	$ Change	% Change
Interest expense	$6,521	$6,618	$(97)	(1%)
Other income, net	$(290)	$(410)	$120	(29%)

Interest expense decreased $97 or 1% compared to the prior year quarter.

Other income was $290 in the current quarter compared to $410 in the prior year quarter.

Income Tax Expense

			$	%
	2016	2015	Change	Change
Income tax expense	$7,395	$5,385	$2,010	37%

Our effective tax rate increased to 31% in the current year quarter from 24% in the prior year quarter primarily due to the release of a valuation allowance on a foreign deferred tax asset of $1,691 in the prior year quarter.

Six Months Ended September 30, 2016 compared to the Six Months Ended September 30, 2015:

Net Revenues

			$	%
	2016	2015	Change	Change
Net revenues	$468,634	$437,704	$30,930	7%

Net revenues increased 7% or $30,930 compared to the six months ended September 30, 2015. Acquisitions occurring after the beginning of fiscal 2016 accounted for a 7% increase in revenues and organic revenues increased 2%. Foreign exchange rates, primarily driven by depreciation of the British pound and the Mexican peso, led to a 2% decrease in revenues compared to the six months ended September 30, 2015.

Cost of Revenues and Gross Profit

	2016	2015	$ Change	% Change
Cost of revenues	$366,588	$343,738	$22,850	7%
% of Net revenues	78.2%	78.5%

Gross profit	$102,046	$93,966	$8,080	9%
% of Net revenues	21.8%	21.5%

Cost of revenues increased 7% or $22,850 compared to the six months ended September 30, 2015. Acquisitions occurring after the beginning of fiscal 2016 contributed 7% or $23,317, partially offset by the favorable impact of foreign exchange rates of $7,347. Organic revenue growth increased cost of revenues by $6,880.

Gross profit increased 9% or $8,080 compared to the six months ended September 30, 2015. Acquisitions occurring after the beginning of fiscal 2016 contributed $7,125 to gross profit, partially offset by the unfavorable impact of foreign exchange rates of $774. Organic gross margin increased 2% or $1,729 compared to the six months ended September 30, 2015. Gross margins were 21.8% of net revenues in the six months ended September 30, 2016 compared to 21.5% in the six months ended September 30, 2015.

Selling, General and Administrative Expenses and Facility Closure Expenses

			$	%
	2016	2015	Change	Change
Selling, general and administrative expenses	$42,390	$38,928	$3,462	9%
% of Net revenues	9.0%	8.9%

Facility closure expenses	$214	$725	$(511)	(70%)
% of Net revenues	0.0%	0.2%

Selling, general and administrative expenses increased 9% or $3,462 compared to the six months ended September 30, 2015. Acquisitions occurring after the beginning of the fiscal 2016 contributed $3,380 to the increase, partially offset by a decrease of $407 due to the favorable impact of foreign exchange rates. In the six months ended September 30, 2016, the Company incurred $434 of acquisition and integration expenses compared to $2,559 in the six months ended September 30, 2015. The remaining increase primarily relates to compensation expenses, including building internal compliance resources, and professional fees year over year. Professional fees include an incremental $2,240 for audit and external compliance costs primarily related to fiscal 2016 year-end activities.

Facility closure expenses were $214 in the six months ended September 30, 2016 compared to $725 in the six months ended September 30, 2015. The current period expenses primarily related to the consolidation of our manufacturing facilities in Dublin, Ireland into a single location and the prior period expenses primarily related to consolidation of manufacturing facilities in Greensboro, North Carolina into existing facilities.

Interest Expense and Other Income, Net

			$	%
	2016	2015	Change	Change
Interest expense	$12,977	$13,008	$(31)	(0%)
Other income, net	$(560)	$(535)	$(25)	5%

Interest expense decreased $31 compared to the six months ended September 30, 2015.

Other income was $560 in the six months ended September 30, 2016 compared to $535 in the six months ended September 30, 2015.

Income Tax Expense

			$	%
	2016	2015	Change	Change
Income tax expense	$14,581	$11,932	$2,649	22%

Our effective tax rate increased to 31% in the six months ended September 30, 2016 from 29% in the six months ended September 30, 2015 primarily due to the release of a valuation allowance on a foreign deferred tax asset of $1,691 in the prior year period.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the six months ended September 30, 2016, net cash provided by operating activities was $49,228 compared to $44,622 in the same period of the prior year. Net income adjusted for non-cash expenses consisting primarily of depreciation and amortization was $57,631 in the current year compared to $51,299 in the same period of the prior year. Our use of operating assets and liabilities of $8,403 in the current year increased from a use of $6,677 in the prior year.

Through the six months ended September 30, 2016, net cash used in investing activities was $28,803 compared to $94,132 in the same period of the prior year. Cash used in investing activities included $11,369 related to acquisitions in the current year, including $3,123 in purchase price adjustments for prior year acquisitions, primarily Cashin Print and System Label, and $76,630 related to acquisitions in the prior year. The remaining net usage of $17,434 in the current year and $17,502 in the prior year were capital expenditure related, primarily for the purchase of presses, net of various sale proceeds. Capital expenditures were primarily funded by cash flows from operations.

Through the six months ended September 30, 2016, net cash used in financing activities was $19,295, which included $18,731 of net debt payments, $1,784 in deferred payments related to the Flexo Print and Mr. Labels acquisitions and dividends paid of $2,181, offset by $3,401 of proceeds from various stock transactions. Dividends paid includes $1,683 to shareholders of Multi-Color Corporation and $498 to the minority shareholders of our 60% owned legal entity in Malaysia.

Through the six months ended September 30, 2015, net cash provided by financing activities was $61,416, which included $59,622 of net debt borrowings (primarily used to finance acquisitions), $3,702 of proceeds from various stock transactions, and $221 related to a deferred payment related to the Multiprint acquisition, offset by dividends paid of $1,669.

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

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.32% and 2.33% at September 30, 2016 and March 31, 2016, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.42% and 3.89% at September 30, 2016 and March 31, 2016, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of September 30, 2016, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $423 in interest expense for the three months ended September 30, 2016 and 2015 in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $846 in interest expense for the six months ended September 30, 2016 and 2015 in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at September 30, 2016 consisted of $241,717 under the U.S. Revolving Credit Facility and $13,956 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at September 30, 2016 in the amount of $13,500.

Cash flows provided by operating activities and borrowings have historically supplied us with a significant source of liquidity. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We had a working capital position of $127,126 and $111,100 at September 30, 2016 and March 31, 2016, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2016:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$494,026	$338	$106	$18	$243,564	$—	$250,000
Capital leases	5,470	1,470	1,294	1,298	1,027	381	—
Interest on long-term debt (1)	113,567	22,704	21,613	20,180	15,894	15,312	17,864
Rent due under operating leases	59,370	12,123	9,945	8,522	7,591	6,634	14,555
Unconditional purchase obligations	24,889	24,481	345	63	—	—	—
Pension and post retirement obligations	354	—	—	12	14	25	303
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	6,902	202	813	5,887	—	—	—

Total contractual obligations	$704,578	$61,318	$34,116	$35,980	$268,090	$22,352	$282,722

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of September 30, 2016.

(2)	The table excludes $6,041 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

Recent Acquisitions

On July 1, 2016, the Company acquired 100% of Italstereo Resin Labels S.r.l. (Italstereo) for $3,342 less net cash acquired of $181. The purchase price includes $201 and $133 that are deferred for one and two years, respectively, after the closing date. Italstereo is located near Lucca, Italy and specializes in producing pressure sensitive adhesive resin coated labels, seals and emblems. On July 6, 2016, the Company acquired 100% of Industria Litografica Alessandrina S.r.l. (I.L.A.) for $6,301 plus net debt assumed of $3,547. The purchase price includes $819 that is deferred for three years after the closing date. I.L.A. is located in the Piedmont region of Italy and specializes in producing premium self-adhesive and wet glue labels primarily for the wine & spirits market and also services the food industry.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Multi-Color Corporation
(Registrant)

Date: November 9, 2016	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial Officer, Secretary