Form 10-Q
period 2016-12-31
MULTI COLOR Corp
filed 2017-02-09
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Common shares, no par value – 16,946,422 (as of January 31, 2017)

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

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net revenues	$210,658	$206,028	$679,292	$643,732
Cost of revenues	169,441	166,418	536,029	510,156

Gross profit	41,217	39,610	143,263	133,576
Selling, general and administrative expenses	20,408	20,423	62,798	59,351
Facility closure expenses	393	1,790	607	2,515

Operating income	20,416	17,397	79,858	71,710
Interest expense	6,141	6,102	19,118	19,110
Other expense (income), net	(1,125)	650	(1,685)	115

Income before income taxes	15,400	10,645	62,425	52,485
Income tax expense	3,205	1,008	17,786	12,940

Net income	12,195	9,637	44,639	39,545
Less: Net income attributable to noncontrolling interests	69	9	365	93

Net income attributable to Multi-Color Corporation	$12,126	$9,628	$44,274	$39,452

Weighted average shares and equivalents outstanding:
Basic	16,908	16,772	16,863	16,728
Diluted	17,039	16,963	17,007	16,945

Basic earnings per common share	$0.72	$0.57	$2.63	$2.36
Diluted earnings per common share	$0.71	$0.57	$2.60	$2.33
Dividends per common share	$0.05	$0.05	$0.15	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net income	$12,195	$9,637	$44,639	$39,545
Other comprehensive income (loss):
Unrealized foreign currency translation loss (1)	(24,937)	(7,434)	(37,150)	(18,944)
Unrealized gain on interest rate swaps, net of tax (2)	—	156	196	395

Total other comprehensive loss	(24,937)	(7,278)	(36,954)	(18,549)

Comprehensive income (loss)	(12,742)	2,359	7,685	20,996
Less: Comprehensive income (loss) attributable to noncontrolling interests	(55)	21	131	(50)

Comprehensive income (loss) attributable to Multi-Color Corporation	$(12,687)	$2,338	$7,554	$21,046

(1)	The amount for the three months ended December 31, 2016 and 2015 includes a tax impact of $181 and $134, respectively, related to the settlement of foreign currency denominated intercompany loans. The amount for the nine months ended December 31, 2016 and 2015 includes a tax impact of $427 and $(10), respectively, related to the settlement of foreign currency denominated intercompany loans.

(2)	Amount is net of tax of $(41) for the three months ended December 31, 2015 and $(133) and $(196) for the nine months ended December 31, 2016 and 2015, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	December 31, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$25,268	$27,709
Accounts receivable, net of allowance of $2,045 and $2,497 at December 31, 2016 and March 31, 2016, respectively	119,901	134,920
Other receivables	7,605	8,807
Inventories, net	62,522	61,191
Prepaid expenses	15,869	13,618
Other current assets	3,952	2,280

Total current assets	235,117	248,525
Assets held for sale	54	67
Property, plant and equipment, net of accumulated depreciation of $183,715 and $167,508 at December 31, 2016 and March 31, 2016, respectively	231,493	221,295
Goodwill	397,012	422,009
Intangible assets, net	163,734	169,146
Other non-current assets	6,012	5,706
Deferred income tax assets	2,931	3,318

Total assets	$1,036,353	$1,070,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,870	$1,573
Accounts payable	75,828	82,958
Accrued expenses and other liabilities	37,472	52,894

Total current liabilities	115,170	137,425
Long-term debt	482,380	504,706
Deferred income tax liabilities	67,257	65,798
Other liabilities	18,514	19,505

Total liabilities	683,321	727,434
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 40,000 shares authorized, 17,246 and 17,111 shares issued at December 31, 2016 and March 31, 2016, respectively	1,053	1,040
Paid-in capital	157,549	150,783
Treasury stock, 301 and 293 shares at cost at December 31, 2016 and March 31, 2016, respectively	(11,094)	(10,556)
Retained earnings	300,586	258,848
Accumulated other comprehensive loss	(97,843)	(61,123)

Total stockholders’ equity attributable to Multi-Color Corporation	350,251	338,992
Noncontrolling interests	2,781	3,640

Total stockholders’ equity	353,032	342,632

Total liabilities and stockholders’ equity	$1,036,353	$1,070,066

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

						Accumulated Other Comprehensive Loss
	Common Stock
	Shares Issued	Amount	Paid-In Capital	Treasury Stock	Retained Earnings		Noncontrolling Interests	Total
March 31, 2016	17,111	$1,040	$150,783	$(10,556)	$258,848	$(61,123)	$3,640	$342,632
Net income					44,274		365	44,639
Other comprehensive loss						(36,720)	(234)	(36,954)
Issuance of common stock	128	13	3,098					3,111
Excess tax benefit from stock-based compensation			1,245					1,245
Restricted stock grant	8							—
Restricted stock forfeitures	(1)							—
Stock-based compensation			2,445					2,445
Shares acquired under employee plans				(538)				(538)
Noncontrolling interest acquired			(22)				(492)	(514)
Common stock dividends					(2,536)			(2,536)
Dividends paid to noncontrolling interests							(498)	(498)

December 31, 2016	17,246	$1,053	$157,549	$(11,094)	$300,586	$(97,843)	$2,781	$353,032

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,639	$39,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,853	23,644
Amortization of intangible assets	10,835	9,633
Amortization of deferred financing costs	1,269	1,269
Impairment loss on fixed assets	—	59
Facility closure expenses related to impairment loss on fixed assets	—	1,373
Gain on sale of Watertown facility	—	(476)
Net (gain) loss on disposal of property, plant and equipment	(429)	75
Net (gain) loss on interest rate swaps	103	(312)
Stock-based compensation expense	2,445	2,275
Excess tax benefit from stock-based compensation	(1,245)	(1,966)
Deferred income taxes, net	(405)	(60)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	10,925	9,222
Inventories	(2,784)	(523)
Prepaid expenses and other assets	(3,686)	(15,148)
Accounts payable	(7,070)	7,636
Accrued expenses and other liabilities	(8,088)	(5,592)

Net cash provided by operating activities	71,362	70,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,055)	(28,171)
Investment in acquisitions, net of cash acquired	(11,369)	(83,896)
Proceeds from sale of Watertown facility	—	2,099
Proceeds from sale of property, plant and equipment	1,284	413

Net cash used in investing activities	(44,140)	(109,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	211,073	291,810
Payments under revolving lines of credit	(233,152)	(235,591)
Borrowings of long-term debt	2,092	674
Repayment of long-term debt	(5,436)	(7,385)
Payment of acquisition related contingent consideration and deferred payments	(1,784)	(1,141)
Buyout of non-controlling interest	(514)	—
Proceeds from issuance of common stock	2,575	2,363
Excess tax benefit from stock-based compensation	1,245	1,966
Debt issuance costs	—	(18)
Dividends paid	(3,030)	(2,512)

Net cash (used in)/provided by financing activities	(26,931)	50,166

Effect of foreign exchange rate changes on cash	(2,732)	(1,332)

Net increase/(decrease) in cash and cash equivalents	(2,441)	9,933
Cash and cash equivalents, beginning of period	27,709	18,049

Cash and cash equivalents, end of period	$25,268	$27,982

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This update does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Prior to issuance of this ASU, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value less normal profit margin). For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only its net realizable value, and not to the three measures required by current guidance. This update is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2017. The Company is currently evaluating the impact of this update on its condensed consolidated financial statements, but it is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides revised guidance for revenue recognition. The standard’s core principle is that an entity should recognize revenue for transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance provides five steps that should be applied to achieve that core principle. In July 2015, the FASB deferred the effective date of this standard by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is the fiscal year beginning April 1, 2018. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations for Topic 606. In April 2016, the FASB issued ASU 2016-10, which clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In December 2016, the FASB issued ASU 2016-20, which further clarifies and removes inconsistencies in ASU 2014-09 guidance. These updates can be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company plans to adopt these updates for the fiscal year beginning April 1, 2018 and is currently in the process of evaluating the impact on the Company’s condensed consolidated financial statements.

No other new accounting pronouncement issued or effective during the nine months ended December 31, 2016 had or is expected to have a material impact on the condensed consolidated financial statements.

Supply Chain Financing

During fiscal 2015, the Company entered into supply chain financing agreements with two of its customers. The receivables for both the agreements are sold without recourse to the customers’ banks and are accounted for as sales of accounts receivable. Gains and losses on the sale of these receivables are included in selling, general and administrative expenses in the condensed consolidated statements of income. Losses of $162 and $89 were recorded for the three months ended December 31, 2016 and 2015, respectively, and losses of $412 and $254 were recorded for the nine months ended December 31, 2016 and 2015, respectively.

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

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended				Nine Months Ended
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	16,908	$0.72	16,772	$0.57	16,863	$2.63	16,728	$2.36
Effect of dilutive securities	131	(0.01)	191	—	144	(0.03)	217	(0.03)

Diluted EPS	17,039	$0.71	16,963	$0.57	17,007	$2.60	16,945	$2.33

The Company excluded 175 and 157 options to purchase shares in the three months ended December 31, 2016 and 2015, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 171 and 108 options to purchase shares in the nine months ended December 31, 2016 and 2015, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

3.	Inventories

The Company’s inventories consisted of the following:

	December 31, 2016	March 31, 2016
Finished goods	$36,915	$35,126
Work-in-process	7,561	7,066
Raw materials	25,914	25,508

Total inventories, gross	70,390	67,700
Inventory reserves	(7,868)	(6,509)

Total inventories, net	$62,522	$61,191

4.	Debt

The components of the Company’s debt consisted of the following:

	December 31, 2016			March 31, 2016
	Principal	Unamortized Debt Issuance Costs	Long-Term Debt Less Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Long-Term Debt Less Unamortized Debt Issuance Costs
6.125% Senior Notes (1)	$250,000	$(3,991)	$246,009	$250,000	$(4,497)	$245,503
U.S. Revolving Credit Facility (2)	211,060	(2,545)	208,515	230,000	(3,258)	226,742
Australian Revolving Sub-Facility (2)	22,830	(195)	22,635	27,948	(245)	27,703
Capital leases	6,887	—	6,887	5,745	—	5,745
Other subsidiary debt	204	—	204	586	—	586

Total debt	490,981	(6,731)	484,250	514,279	(8,000)	506,279
Less current portion of debt	(1,870)	—	(1,870)	(1,573)	—	(1,573)

Total long-term debt	$489,111	$(6,731)	$482,380	$512,706	$(8,000)	$504,706

(1)	The 6.125% Senior Notes are due on December 1, 2022.

(2)	Borrowings under the U.S. Revolving Credit Facility and Australian Revolving Credit Facility mature on November 21, 2019.

The following is a schedule of future annual principal payments as of December 31, 2016:

	Debt	Capital Leases	Total
January 2017 - December 2017	$108	$1,762	$1,870
January 2018 - December 2018	90	1,655	1,745
January 2019 - December 2019	233,896	1,641	235,537
January 2020 - December 2020	—	1,263	1,263
January 2021 - December 2021	—	566	566
Thereafter	250,000	—	250,000

Total	$484,094	$6,887	$490,981

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

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.60% and 2.33% at December 31, 2016 and March 31, 2016, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.44% and 3.89% at December 31, 2016 and March 31, 2016, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of December 31, 2016, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $423 in interest expense for the three months ended December 31, 2016 and 2015, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $1,269 in interest expense for the nine months ended December 31, 2016 and 2015, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at December 31, 2016 consisted of $243,427 under the U.S. Revolving Credit Facility and $17,170 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at December 31, 2016 in the amount of $12,835.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	December 31, 2016	March 31, 2016
Total minimum lease payments	$7,776	$6,289
Less amount representing interest	(889)	(544)

Present value of net minimum lease payments	6,887	5,745
Current portion	(1,762)	(1,227)

Capitalized lease obligations, less current portion	$5,125	$4,518

The capitalized leases carry interest rates from 2.32% to 10.11% and mature from fiscal 2018 to fiscal 2022.

5.	Major Customers

During the three months ended December 31, 2016 and 2015, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 18% and 17%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

During the nine months ended December 31, 2016 and 2015, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17% and 16% of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

In addition, accounts receivable balances from The Procter & Gamble Company approximated 3% and 2% of the Company’s total accounts receivable balance at December 31, 2016 and March 31, 2016, respectively. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6.	Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At December 31, 2016, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2014. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2011. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of December 31, 2016 and March 31, 2016, the Company had liabilities of $5,040 and $6,253, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended December 31, 2016 and 2015, the Company recognized $(150) and $(409), respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. During the nine months ended December 31, 2016 and 2015, the Company recognized $89 and $(126), respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at December 31, 2016 and March 31, 2016 was $1,736 and $1,806, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three and nine months ended December 31, 2016, the Company released $1,195 and $1,230 of reserves, respectively, including interest and penalties, related to uncertain tax positions for which the statutes of limitations have lapsed or there was a reduction in the tax position related to a prior year. The Company believes that it is reasonably possible that $1,365 of unrecognized tax benefits as of December 31, 2016 could be released within the next 12 months due to lapse of statute of limitations and settlements of certain foreign and domestic income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $4,817.

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

The gains (losses) on the interest rate swaps recognized were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Interest rate swaps not designated as hedging instruments:
Loss reclassified from AOCI into earnings	$—	$(197)	$(329)	$(591)
Gain recognized in earnings	—	517	225	903

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

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. As of December 31, 2016, the Company had six open contracts related to intercompany loan payments. The contracts are not designated as hedging instruments; therefore, changes in the fair value of the contracts are immediately recognized in other income and expense in the condensed consolidated statements of income. See Note 10 for additional information on the fair value of these contracts.

Eleven contracts to fix the U.S. dollar value of certain intercompany loan payments settled during the nine months ended December 31, 2016. These contracts were not designated as hedging instruments; therefore, changes in the fair value of the contracts were immediately recognized in other income and expense in the condensed consolidated statements of income.

The amount of gain (loss) on the foreign currency forward contracts recognized in the condensed consolidated statements of income was as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Foreign currency forward contracts designated as hedging instruments:
Gain on foreign currency forward contracts	$—	$—	$—	$470
Loss on related hedged items	—	—	—	(470)
Foreign currency forward contracts not designated as hedging instruments:
Gain on foreign currency forward contracts	$3	$5	$28	$23
Loss on related hedged items	(53)	(6)	(128)	(24)

8.	Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	December 31, 2016	March 31, 2016
Accrued payroll and benefits	$19,511	$20,176
Accrued income taxes	1,893	3,016
Professional fees	325	2,730
Accrued taxes other than income taxes	932	1,372
Deferred lease incentive	212	266
Accrued interest	1,353	5,310
Accrued severance	—	90
Customer rebates	2,326	2,541
Deferred press payments	—	898
Exit and disposal costs related to facility closures	—	370
Deferred payments related to acquisitions	809	5,072
Deferred revenue	7,373	6,771
Other	2,738	4,282

Total accrued expenses and other liabilities	$37,472	$52,894

9.	Acquisitions

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

The acquisition included an 80% controlling interest in the label operations in Indonesia and a 60% controlling interest in certain legal entities in Malaysia and China. During the third quarter of fiscal 2017, the Company acquired the remaining shares of the label operations in Indonesia for $514. The results of Super Label’s operations were included in the Company’s condensed consolidated financial statements beginning on August 11, 2015.

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

Barat Group (Barat) Summary

On May 4, 2015, the Company acquired 100% of Barat based in Bordeaux, France. Barat operates four manufacturing facilities in Bordeaux and Burgundy, France, and the acquisition gives the Company access to the label market in the Bordeaux wine region and expands our presence in Burgundy. The acquisition included a 30% minority interest in Gironde Imprimerie Publicité (GIP), which is being accounted for under the cost method based upon Multi-Color’s inability to exercise significant influence over the business. In January 2017, the Company acquired an additional 67.6% of the common shares of GIP (see Note 16). The results of Barat’s operations were included in the Company’s condensed consolidated financial statements beginning on May 4, 2015.

The purchase price for Barat consisted of the following:

Cash from proceeds of borrowings	$47,813
Deferred payment	2,160

Purchase price, before cash acquired	49,973
Net cash acquired	(746)

Total purchase price	$49,227

The cash portion of the purchase price was funded through the Credit Agreement (see Note 4). The purchase price included $2,160 due to the seller, which was paid during the three months ended September 30, 2015. Net cash acquired included $4,444 of cash acquired less $3,698 of bank debt assumed related to capital leases. The Company spent $1,500 in acquisition expenses related to the Barat acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income as follows: $8 in the second quarter of fiscal 2017, $4 in the first quarter of fiscal 2017, $65 in the second quarter of fiscal 2016, $751 in the first quarter of fiscal 2016, $467 in the fourth quarter of fiscal 2015 and $205 in the third quarter of fiscal 2015.

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

Below is a roll forward of the goodwill acquired from the acquisition date to December 31, 2016:

	Super Label	Barat
Balance at acquisition date	$8,668	$23,391
Foreign exchange impact	(781)	(1,320)

Balance at December 31, 2016	$7,887	$22,071

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

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three and nine months ended December 31, 2015 as if Super Label and Barat had been acquired as of the beginning of fiscal year 2015. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the dates indicated or that may result in the future.

	Three Months Ended	Nine Months Ended
	December 31, 2015	December 31, 2015
Net revenues	$206,028	$660,710
Net income attributable to Multi-Color	$9,733	$41,985
Diluted earnings per share	$0.57	$2.48

The following is a reconciliation of actual net revenues and net income attributable to Multi-Color Corporation to pro forma net revenues and net income attributable to Multi-Color Corporation:

	Three Months Ended		Nine Months Ended
	December 31, 2015		December 31, 2015
	Net revenues	Net income	Net revenues	Net income
Multi-Color Corporation actual results	$206,028	$9,628	$643,732	$39,452
Acquired companies results	—	—	16,978	1,063
Pro forma adjustments	—	105	—	1,470

Pro forma results	$206,028	$9,733	$660,710	$41,985

The following table identifies the pro forma adjustments:

	Three Months Ended	Nine Months Ended
	December 31, 2015	December 31, 2015
Acquired companies financing costs	$—	$150
Acquisition transaction costs	105	2,245
Incremental interest costs	—	(925)

Pro forma adjustments	$105	$1,470

Other Acquisition Activity

On July 1, 2016, the Company acquired 100% of Italstereo Resin Labels S.r.l. (Italstereo) for $3,342 less net cash acquired of $181. The purchase price includes $201 and $133 that are deferred for one and two years, respectively, after the closing date. Italstereo is located near Lucca, Italy and specializes in producing pressure sensitive adhesive resin coated labels, seals and emblems. On July 6, 2016, the Company acquired 100% of Industria Litografica Alessandrina S.r.l. (I.L.A.) for $6,301 plus net debt assumed of $3,547. The purchase price includes $819 that is deferred for three years after the closing date. I.L.A. is located in the Piedmont region of Italy and specializes in production of premium self-adhesive and wet glue labels primarily for the wine & spirits market and also services the food industry. The results of operations of these acquired businesses have been included in the condensed consolidated financial statements since the respective dates of acquisition and have been determined to be immaterial for purposes of additional disclosure.

On January 4, 2016, the Company acquired 100% of Cashin Print for $17,487 less net cash acquired of $135 and 100% of System Label for $11,665 less net cash acquired of $2,025. Cashin Print and System Label are located in Castlebar, Ireland and Roscommon, Ireland, respectively. The purchase prices for Cashin Print and System Label include $1,411 and $1,571, respectively, for purchase price adjustments, which were paid to the seller during the three months ended June 30, 2016. In addition, the purchase prices for Cashin Print and System Label include deferred payments of $3,317 and $1,011, respectively. These deferred payments may be paid during the fourth quarter of fiscal 2019. During the third quarter of fiscal 2017, the long-term liabilities related to these deferred payments were reduced based on management’s current estimate of the future payout and $887 was recorded in other income in the condensed consolidated statements of income. The acquired businesses supply multinational customers in Ireland, the United Kingdom and Continental Europe and provide Multi-Color with the opportunity to supply a broader product range to a larger customer base, especially in the healthcare market. On October 1, 2015, the Company acquired 100% of Supa Stik Labels (Supa Stik) for $6,787 less net cash acquired of $977. Supa Stik is located in Perth, West Australia and services the local wine, food & beverage and healthcare label markets. The purchase price includes $622 that is deferred for two years after the closing date. On May 1, 2015, the Company acquired 100% of Mr. Labels in Brisbane, Queensland Australia for $2,110. The purchase price includes $196 that was deferred until the first anniversary of the closing date. Mr. Labels provides labels primarily to food and beverage customers. The results of operations of these acquired businesses have been included in the condensed consolidated financial statements since the respective dates of acquisition and have been determined to be immaterial for purposes of additional disclosure.

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Italstereo and I.L.A. The purchase price allocations may change in future periods as the fair value estimates of assets and liabilities (including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles and debt) and the valuation of the related tax assets and liabilities are completed.

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

Effective February 1, 2014, the Company acquired the assets of the DI-NA-CAL label business, based near Cincinnati, Ohio, from Graphic Packaging International, Inc., for $80,667. DI-NA-CAL provides decorative label solutions primarily in the heat transfer label markets for home & personal care and food & beverage through long-standing relationships with blue chip national and multi-national customers. Upon closing, $8,067 of the purchase price was deposited into an escrow account and was to be released to the seller on the 18 month anniversary of the closing date in accordance with the provisions of the escrow agreement. The escrow amount is to fund certain potential obligations of the seller with respect to the transaction. During the second quarter of fiscal 2016, all but $598 of the escrow amount was released to the seller. As of December 31, 2016, $356 remained in the escrow account.

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

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. As of December 31, 2016, the Company had six open contracts related to intercompany loan payments. The contracts are not designated as hedging instruments; therefore, changes in the fair value of the contracts are immediately recognized in other income and expense in the condensed consolidated statements of income.

Eleven contracts to fix the U.S. dollar value of certain intercompany loan payments settled during the nine months ended December 31, 2016. These contracts were not designated as hedging instruments; therefore, changes in the fair value of the contracts were immediately recognized in other income and expense in the condensed consolidated statements of income. See Note 7 for additional information on these contracts.

At December 31, 2016, the Company carried the following financial assets at fair value:

	Fair Value at	Fair Value Measurement Using
	December 31, 2016	Level 1	Level 2	Level 3	Balance Sheet Location
Assets:
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$31	$—	$31	$—	Prepaid expenses

At March 31, 2016, the Company carried the following financial assets and liabilities at fair value:

	Fair Value at	Fair Value Measurement Using
	March 31, 2016	Level 1	Level 2	Level 3	Balance Sheet Location
Assets:
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$28	$—	$28	$—	Prepaid expenses
Liabilities:
Derivatives not designated as hedging instruments:
Interest rate swaps	$(404)	$—	$(404)	$—	Accrued expenses and other liabilities

The Company valued the Swaps using pricing models based on well recognized financial principles and available market data. The Company values foreign currency forward contracts by using spot rates at the date of valuation.

Other Fair Value Measurements

Fair value measurements of nonfinancial assets and nonfinancial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analyses, the valuation of acquired intangibles and other long-lived assets and in the valuation of assets held for sale. The Company tests goodwill for impairment annually, as of the last day of January of each fiscal year. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than their fair values. During the three and nine months ended December 31, 2016 and 2015, the Company did not adjust goodwill or intangible assets to their fair values as a result of any impairment analyses. Goodwill and intangible assets are valued using Level 3 inputs.

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

The carrying value of cash and equivalents, accounts receivable, accounts payable and debt approximate fair value. The fair value of long-term debt is based on observable inputs, including quoted market prices (Level 2). The fair value of the Notes was $260,000 as of December 31, 2016.

11.	Accumulated Other Comprehensive Loss

The changes in the Company’s accumulated other comprehensive loss by component consisted of the following:

	Foreign	Gains and losses	Defined benefit
	currency	on cash flow	pension and
	items	hedges	postretirement items	Total
Balance at March 31, 2016	$(60,551)	$(196)	$(376)	$(61,123)
OCI before reclassifications	(36,916)	—	—	(36,916)
Amounts reclassified from AOCI	—	196	—	196

Net current period OCI	(36,916)	196	—	(36,720)

Balance at December 31, 2016	$(97,467)	$—	$(376)	$(97,843)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Gains and losses on cash flow hedges:
Interest rate swaps (1)	$—	$197	$329	$591
Tax	—	(41)	(133)	(196)

Net of tax	$—	$156	$196	$395

(1)	Reclassified from AOCI into interest expense in the condensed consolidated statements of income. See Note 7.

12.	Goodwill and Intangible Assets

The changes in the Company’s goodwill consisted of the following:

Balance at March 31, 2016:
Goodwill, gross	$434,212
Accumulated impairment losses	(12,203)

Goodwill, net	422,009
Activity during the year:
Acquisitions	4,288
Adjustments to prior year acquisitions	(12,062)
Currency translation	(17,223)

Balance at December 31, 2016:
Goodwill, gross	409,223
Accumulated impairment losses	(12,211)

Goodwill, net	$397,012

During the three months ended December 31, 2016, goodwill decreased by $1,891 related to measurement period adjustments for prior year acquisitions. Of the decrease, $1,568 was related to the Cashin Print acquisition, including $1,699 and $108 related to the final valuation of property, plant and equipment and intangible assets, respectively, partially offset by an increase of $224 related to the final valuation of deferred tax liabilities. In addition, $323 of the decrease was due primarily to a change in the final valuation of property, plant and equipment and inventory related to the System Label acquisition. No material measurement period adjustments were recognized in the condensed consolidated statements of income during the three months ended December 31, 2016 that would have been recorded in previous periods if the adjustments to the provisional amounts had been recognized as of the acquisition date.

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

The Company’s intangible assets consisted of the following:

	December 31, 2016			March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$218,764	$(57,392)	$161,372	$215,317	$(49,258)	$166,059
Technologies	1,531	(1,290)	241	1,308	(1,308)	—
Trademarks	999	(999)	—	1,101	(1,082)	19
Licensing intangible	1,933	(1,933)	—	2,091	(2,091)	—
Non-compete agreements	5,006	(2,906)	2,100	5,160	(2,149)	3,011
Lease intangible	126	(105)	21	137	(80)	57

Total	$228,359	$(64,625)	$163,734	$225,114	$(55,968)	$169,146

The amortization expense of intangible assets for the three months ended December 31, 2016 and 2015 was $3,458 and $3,231, respectively. The amortization expense of intangible assets for the nine months ended December 31, 2016 and 2015 was $10,835 and $9,633, respectively.

13.	Facility Closures

Sonoma, California

On January 19, 2016, the Company announced plans to consolidate our manufacturing facility located in Sonoma, California into our existing facility in Napa, California. The transition was substantially completed in the third quarter of fiscal 2017.

Below is a summary of the exit and disposal costs related to the closure of the Sonoma facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of December 31, 2016
		Three Months Ended December 31, 2016	Nine Months Ended December 31, 2016
Severance and other termination benefits	$6	$—	$6	$6
Other associated costs	100-150	59	59	59

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at December 31, 2016
Severance and other termination benefits	$—	6	(6)	$—
Other associated costs	$—	59	(59)	$—

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from Sonoma to Napa.

During the three months ended December 31, 2016, the Company recorded a net gain of the sale of property, plant and equipment of $185 related to assets in Sonoma that were not transferred to Napa and were sold. In addition, the Company wrote-off $140 in property, plant and equipment that was not transferred to Napa and was abandoned. These items were recorded in facility closure expenses in the condensed consolidated statements of income.

The cumulative costs incurred in conjunction with the closure as of December 31, 2016 are $240, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs, net gain on sale of property, plant and equipment and write-off of property, plant and equipment above as well as non-cash impairment charges of $220 related to property, plant and equipment at the Sonoma facility, which were recorded in facility closure expenses during the three months ended March 31, 2016.

Glasgow, Scotland

During the three months ended March 31, 2016, the Company began the process to consolidate our two manufacturing facilities located in Glasgow, Scotland into one facility. The transition is expected to be complete by the end of fiscal 2017.

Below is a summary of the exit and disposal costs related to the closure of the Glasgow facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of December 31, 2016
		Three Months Ended December 31, 2016	Nine Months Ended December 31, 2016
Severance and other termination benefits	$500	$71	71	$450
Other associated costs	850	42	42	145

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at December 31, 2016

Severance and other termination benefits	$106	71	(177)	$—
Other associated costs	$—	42	(25)	$17

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that is being moved in order to consolidate our two manufacturing facilities located in Glasgow into one facility.

The cumulative costs incurred in conjunction with the closure as of December 31, 2016 are $710, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as non-cash impairment charges of $115 related to property, plant and equipment at the closing Glasgow facility, which were recorded in facility closure expenses during the three months ended March 31, 2016.

Greensboro, North Carolina

On October 5, 2015, the Company announced plans to consolidate our manufacturing facility located in Greensboro, North Carolina into its other existing facilities. The transition was substantially completed in the fourth quarter of fiscal 2016.

Below is a summary of the exit and disposal costs related to the closure of the Greensboro facility:

	Total costs expected to be incurred	Total costs incurred				Cumulative costs incurred as of December 31, 2016
		Three Months Ended		Nine Months Ended
		December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Severance and other termination benefits	$651	$—	$500	$(22)	$500	$651
Contract termination costs	—	—	—	(66)	—	—
Other associated costs	844	70	149	207	149	844

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at December 31, 2016

Severance and other termination benefits	$202	(22)	(180)	$—
Contract termination costs	$66	(66)	—	$—
Other associated costs	$114	207	(321)	$—

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

The cumulative costs incurred in conjunction with the closure as of December 31, 2016 are $2,366, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs and non-cash impairment charges above as well as $85 related to the write off of fixed assets that were not transferred to other facilities and were disposed of in conjunction with the final facility clean-up was recorded in facility closure expenses during the three months ended March 31, 2016.

Dublin, Ireland

During the three months ended December 31, 2015, the Company began the process to consolidate our manufacturing facility located in Dublin, Ireland into our existing facility in Drogheda, Ireland. The consolidation was substantially completed in the first quarter of fiscal 2017.

Below is a summary of the exit and disposal costs related to the closure of the Dublin facility:

	Total costs expected to be incurred	Total costs incurred				Cumulative costs incurred as of December 31, 2016
		Three Months Ended		Nine Months Ended
		December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Severance and other termination benefits	$765	$—	$208	$102	$208	$765
Contract termination costs	177	177	—	177	—	177
Other associated costs	670	19	208	76	223	670

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at December 31, 2016
Severance and other termination benefits	$—	102	(102)	$—
Contract termination costs	$—	177	(177)	$—
Other associated costs	$83	76	(159)	$—

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from Dublin to Drogheda and costs to relocate employees.

As a result of the decision to close our Dublin facility, during the three months ended December 31, 2015 a non-cash fixed asset impairment charge of $54 was recorded to write off certain leasehold improvements that were not transferred to other locations and were abandoned.

The cumulative costs incurred in conjunction with the closure as of December 31, 2016 are $1,831, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs and non-cash impairment charges above as well as additional non-cash impairment charges related to property, plant and equipment at the Dublin facility of $165, which were recorded in facility closure expenses during the three months ended March 31, 2016.

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

Below is a summary of the exit and disposal costs related to the closure of the Norway and Watertown facilities:

	Total costs	Total costs incurred		Cumulative costs
	expected to be incurred	Three Months Ended December 31, 2015	Nine Months Ended December 31, 2015	incurred as of December 31, 2016
Severance and other termination benefits	$2,023	$19	$197	$2,023
Contract termination costs	64	—	—	64
Other associated costs	943	74	340	943

No exit and disposal costs related to the Norway and Watertown facilities were incurred during the three and nine months ended December 31, 2016.

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at December 31, 2016
Other associated costs	$5	—	(5)	$—

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

The cumulative costs incurred in conjunction with the closure as of December 31, 2016 are $7,903, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the gain on sale of the Watertown facility, non-cash impairment charges related to property, plant and equipment and exit and disposal costs above as well as write-off of raw materials not transferred to other facilities, settlement to withdrawal from a multiemployer pension plan, curtailment and settlement expense related to a defined benefit pension plan and curtailment gain related to a postretirement health and welfare plan, net of proceeds from the sale of property, plant and equipment that was not transferred to other locations, which were incurred in facility closure expenses during fiscal 2016 and 2015.

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

15.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Nine Months Ended
	December 31, 2016	December 31, 2015
Supplemental Disclosures of Cash Flow Information:
Interest paid	$21,647	$21,948
Income taxes paid, net of refunds	16,045	16,547
Supplemental Disclosures of Non-Cash Activities:
Capital expenditures incurred but not yet paid	$2,803	$2,528
Capital lease obligations incurred	864	1,961
Change in interest rate swap fair value	225	903

Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$20,841	$121,684
Liabilities assumed	(11,553)	(33,734)
Liabilities for contingent / deferred payments	2,081	(577)
Noncontrolling interests	—	(3,477)

Net cash paid	$11,369	$83,896

16.	Subsequent Events

On January 3, 2017, the Company acquired 100% of Graphix Labels and Packaging Pty Ltd, which is located in Melbourne, Victoria, Australia and specializes in producing labels for both the food & beverage and wine & spirits markets. In January 2017, the Company acquired an additional 67.6% of the common shares of Gironde Imprimerie Publicité (GIP), which is located in the Bordeaux region of France. GIP specializes in producing labels for the wine & spirits market. The Company previously acquired 30% of GIP as part of the Barat acquisition in fiscal 2016.

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

Results of Operations

Three Months Ended December 31, 2016 compared to the Three Months Ended December 31, 2015:

Net Revenues

			$	%
	2016	2015	Change	Change
Net revenues	$210,658	$206,028	$4,630	2%

Net revenues increased 2% to $210,658 compared to $206,028 in the prior year quarter. Acquisitions occurring after the beginning of the third quarter of fiscal 2016 accounted for a 3% increase in revenues and organic revenues increased 1%. Foreign exchange rates, primarily driven by depreciation of the British pound and the Mexican peso, led to a 2% decrease in revenues quarter over quarter.

Cost of Revenues and Gross Profit

			$	%
	2016	2015	Change	Change
Cost of revenues	$169,441	$166,418	$3,023	2%
% of Net revenues	80.4%	80.8%

Gross profit	$41,217	$39,610	$1,607	4%
% of Net revenues	19.6%	19.2%

Cost of revenues increased 2% or $3,023 compared to the prior year quarter. Acquisitions occurring after the beginning of the third quarter of fiscal 2016 contributed 3% or $4,657, partially offset by the favorable impact of foreign exchange rates of $3,964. Organic revenue growth increased cost of revenues by $2,330.

Gross profit increased 4% or $1,607 compared to the prior year quarter. Acquisitions occurring after the beginning of the third quarter of fiscal 2016 contributed $1,709 to gross profit, partially offset by the effect of unfavorable foreign exchange rates of $165. Organic gross margins increased $63. Gross margins were 19.6% of net revenues for the current year quarter compared to 19.2% in the prior year quarter.

Selling, General and Administrative Expenses and Facility Closure Expenses

	2016	2015	$ Change	% Change
Selling, general and administrative expenses	$20,408	$20,423	$(15)	(0%)
% of Net revenues	9.7%	9.9%

Facility closure expenses	$393	$1,790	$(1,397)	(78%)
% of Net revenues	0.2%	0.9%

Selling, general and administrative expenses decreased $15 compared to the prior year quarter. Acquisitions occurring after the beginning of the third quarter of fiscal 2016 contributed an increase of $831, partially offset by a decrease of $302 due to the favorable impact of foreign exchange rates. In the current year quarter, the Company incurred $372 of acquisition and integration expenses compared to $588 in the prior year quarter. The remaining decrease primarily relates to a reduction in external compliance costs net of increases in compensation costs including internal compliance resources.

Facility closure expenses were $393 in the current year quarter compared to $1,790 in the prior year quarter. The current quarter expenses primarily related to the consolidation of our manufacturing facilities in Dublin, Ireland into a single location and consolidation of our manufacturing facilities in Glasgow, Scotland into a single location. Expenses in the prior year quarter related to consolidation of the Dublin manufacturing facilities, consolidation of the manufacturing facility in Greensboro, North Carolina into existing facilities, and closures of manufacturing facilities in Norway, Michigan and Watertown, Wisconsin.

Interest Expense and Other Expense (Income), Net

			$	%
	2016	2015	Change	Change
Interest expense	$6,141	$6,102	$39	1%
Other expense (income), net	$(1,125)	$650	$(1,775)	(273%)

Interest expense increased $39 or 1% compared to the prior year quarter.

Other income was $1,125 in the current year quarter compared to expense of $650 in the prior year quarter. During the current year quarter, adjustments were made to other income for $887 to reconcile certain supplemental purchase price accruals to management’s estimate of the liability. The remaining change in other income primarily relates to gains and losses on foreign exchange.

Income Tax Expense

			$	%
	2016	2015	Change	Change
Income tax expense	$3,205	$1,008	$2,197	218%

Our effective tax rate increased to 21% in the current year quarter from 9% in the prior year quarter primarily due to the impact of tax rate changes in certain foreign jurisdictions enacted during the prior year quarter and other discrete items recognized during the prior year quarter that reduced tax expense compared to the current period, offset by a non-taxable item related to the release of purchase price accruals in the current year quarter.

Nine Months Ended December 31, 2016 compared to the Nine Months Ended December 31, 2015:

Net Revenues

			$	%
	2016	2015	Change	Change
Net revenues	$679,292	$643,732	$35,560	6%

Net revenues increased 6% to $679,292 from $643,732 in the nine months ended December 31, 2016. Acquisitions occurring after the beginning of fiscal 2016 accounted for a 6% increase in revenues and organic revenues increased 2%. Foreign exchange rates, primarily driven by depreciation of the British pound and the Mexican peso, led to a 2% decrease in revenues compared to the nine months ended December 31, 2015.

Cost of Revenues and Gross Profit

			$	%
	2016	2015	Change	Change
Cost of revenues	$536,029	$510,156	$25,873	5%
% of Net revenues	78.9%	79.2%

Gross profit	$143,263	$133,576	$9,687	7%
% of Net revenues	21.1%	20.8%

Cost of revenues increased 5% or $25,873 compared to the nine months ended December 31, 2015. Acquisitions occurring after the beginning of fiscal 2016 contributed 5% or $27,974, partially offset by the favorable impact of foreign exchange rates of $11,263. Organic revenue growth increased cost of revenues by $9,162.

Gross profit increased 7% or $9,687 compared to the nine months ended December 31, 2015. Acquisitions occurring after the beginning of fiscal 2016 contributed $8,835 to gross profit, partially offset by the unfavorable impact of foreign exchange rates of $915. Organic gross margin increased 1% or $1,767 compared to the nine months ended December 31, 2015. Gross margins were 21.1% of net revenues in the nine months ended December 31, 2016 compared to 20.8% in the nine months ended December 31, 2015.

Selling, General and Administrative Expenses and Facility Closure Expenses

			$	%
	2016	2015	Change	Change
Selling, general and administrative expenses	$62,798	$59,351	$3,447	6%
% of Net revenues	9.2%	9.2%

Facility closure expenses	$607	$2,515	$(1,908)	(76%)
% of Net revenues	0.1%	0.4%

Selling, general and administrative expenses increased 6% or $3,447 compared to the nine months ended December 31, 2015. Acquisitions occurring after the beginning of the fiscal 2016 contributed $4,211 to the increase, partially offset by a decrease of $699 due to the favorable impact of foreign exchange rates. In the nine months ended December 31, 2016, the Company incurred $806 of acquisition and integration expenses compared to $3,147 in the nine months ended December 31, 2015. The remaining increase primarily relates to increased audit fees related to the fiscal 2016 year-end audit and increased compensation expenses including internal compliance resources net of reductions in external compliance cost year over year.

Facility closure expenses were $607 in the nine months ended December 31, 2016 compared to $2,515 in the nine months ended December 31, 2015. The current period expenses primarily related to the consolidation of our manufacturing facilities in Dublin, Ireland into a single location and the consolidation of our manufacturing facilities in Glasgow, Scotland into a single location. The prior period expenses primarily related to consolidation of the Dublin manufacturing facilities, consolidation of the manufacturing facilities in Greensboro, North Carolina into existing facilities, and closures of manufacturing facilities in Norway, Michigan and Watertown, Wisconsin.

Interest Expense and Other Expense (Income), Net

			$	%
	2016	2015	Change	Change
Interest expense	$19,118	$19,110	$8	0%
Other expense (income), net	$(1,685)	$115	$(1,800)	(1565%)

Interest expense increased $8 compared to the nine months ended December 31, 2015.

Other income was $1,685 in the nine months ended December 31, 2016 compared to expense of $115 in the nine months ended December 31, 2015. During the current period, adjustments were made to other income for $887 to reconcile certain supplemental purchase price accruals to management’s best estimate of the liability. The remaining change in other income primarily relates to gains and losses on foreign exchange.

Income Tax Expense

			$	%
	2016	2015	Change	Change
Income tax expense	$17,786	$12,940	$4,846	37%

Our effective tax rate increased to 28% in the nine months ended December 31, 2016 from 25% in the nine months ended December 31, 2015 primarily due to the impact of tax rate changes in certain foreign jurisdictions enacted during the prior year and other discrete items recognized during the prior year that reduced tax expense.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the nine months ended December 31, 2016, net cash provided by operating activities was $71,362 compared to $70,654 in the same period of the prior year. Net income adjusted for non-cash expenses consisting primarily of depreciation and amortization was $82,065 in the current year compared to $75,059 in the same period of the prior year. The prior year included add-backs of $1,432 for non-cash charges related to the impairment of long-lived assets (primarily related to facility closures). Our use of operating assets and liabilities of $10,703 in the current year increased from a use of $4,405 in the prior year.

Through the nine months ended December 31, 2016, net cash used in investing activities was $44,140 compared to $109,555 in the same period of the prior year. Cash used in investing activities included $11,369 related to acquisitions in the current year, including $3,123 in purchase price adjustments for prior year acquisitions, primarily Cashin Print and System Label, and $83,896 related to acquisitions in the prior year. The remaining net usage of $32,771 in the current year and $25,659 in the prior year were capital expenditure related, primarily for the purchase of presses, net of various sale proceeds. Capital expenditures were primarily funded by cash flows from operations.

Through the nine months ended December 31, 2016, net cash used in financing activities was $26,931, which included $25,423 of net debt payments, $1,784 in deferred payments related to the Flexo Print and Mr. Labels acquisitions and dividends paid of $3,030, offset by $3,820 of proceeds from various stock transactions. Dividends paid includes $2,532 to shareholders of Multi-Color Corporation and $498 to the minority shareholders of our 60% owned legal entity in Malaysia.

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

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.60% and 2.33% at December 31, 2016 and March 31, 2016, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.44% and 3.89% at December 31, 2016 and March 31, 2016, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of December 31, 2016, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $423 in interest expense for the three months ended December 31, 2016 and 2015, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $1,269 in interest expense for the nine months ended December 31, 2016 and 2015, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at December 31, 2016 consisted of $243,427 under the U.S. Revolving Credit Facility and $17,170 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at December 31, 2016 in the amount of $12,835.

Cash flows provided by operating activities and borrowings have historically supplied us with a significant source of liquidity. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We had a working capital position of $119,947 and $111,100 at December 31, 2016 and March 31, 2016, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2016:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$484,094	$108	$90	$233,896	$—	$—	$250,000
Capital leases	6,887	1,762	1,655	1,641	1,263	566	—
Interest on long-term debt (1)	110,828	23,447	22,482	20,237	15,313	15,313	14,036
Rent due under operating leases	58,686	11,868	9,936	8,581	7,493	6,702	14,106
Unconditional purchase obligations	22,360	21,294	547	304	208	7	—
Pension and post retirement obligations	354	—	—	12	14	25	303
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	5,491	827	666	3,998	—	—	—

Total contractual obligations	$688,700	$59,306	$35,376	$268,669	$24,291	$22,613	$278,445

(1)	Interest on floating rate debt was estimated using projected forward London Interbank Offered Rate (LIBOR) and Bank Bill Swap Bid Rates (BBSY) as of December 31, 2016.

(2)	The table excludes $5,040 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

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

On January 4, 2016, the Company acquired 100% of Cashin Print for $17,487 less net cash acquired of $135 and 100% of System Label for $11,665 less net cash acquired of $2,025. Cashin Print and System Label are located in Castlebar, Ireland and Roscommon, Ireland, respectively. The purchase prices for Cashin Print and System Label include deferred payments of $3,317 and $1,011, respectively. These deferred payments may be paid out in the fourth quarter of fiscal 2019. The acquired businesses supply multinational customers in Ireland, the United Kingdom and Continental Europe and provide Multi-Color with the opportunity to supply a broader product range to a larger customer base, especially in the healthcare market.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Multi-Color Corporation
(Registrant)

Date: February 9, 2017	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial Officer, Secretary