Form 10-K
period 2017-03-31
MULTI COLOR Corp
filed 2017-05-30
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16148

MULTI-COLOR CORPORATION

Incorporated in the State of Ohio	IRS Employer Identification Number 31-1125853

4053 Clough Woods Dr. Batavia, OH 45103	Name of Each Exchange on Which Registered
(Address of principal executive offices)	NASDAQ Global Select Market

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $660,665,940 based upon the closing price of $66.00 per share of Common Stock on the NASDAQ Global Select Market as of September 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 30, 2017, 16,951,808 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed pursuant to Regulation 14A of the Exchange Act for its 2017 Annual Meeting of Shareholders to be held on August 9, 2017 are incorporated by reference into Part III of this Form 10-K.

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance is each subject to numerous conditions, uncertainties and risk factors, including those contained in Item 1A in “Risk Factors.” Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation: factors discussed in conjunction with a forward-looking statement; changes in global economic and business conditions; changes in business strategies or plans; raw material cost pressures; availability of raw materials; availability to pass raw material cost increases to our customers; interruption of business operations; changes in, or the failure to comply with, government regulations, legal proceedings and developments; acceptance of new product offerings, services and technologies; new developments in packaging; our ability to effectively manage our growth and execute our long-term strategy; our ability to manage foreign operations and the risks involved with them, including compliance with applicable anti-corruption laws; currency exchange rate fluctuations; our ability to manage global political uncertainty; terrorism and political unrest; increases in general interest rate levels and credit market volatility affecting our interest costs; competition within our industry; our ability to consummate and successfully integrate acquisitions; our ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; risk that some of our goodwill may be or later become impaired; the success and financial condition of our significant customers; dependence on information technology; our ability to market new products; our ability to maintain an effective system of internal control; ongoing claims, lawsuits and governmental proceedings, including environmental proceedings; availability, terms and developments of capital and credit; dependence on key personnel; quality of management; our ability to protect our intellectual property and the potential for intellectual property litigation; employee benefit costs; and risk associated with significant leverage. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

(In thousands, except for statistical data)

OVERVIEW

Multi-Color Corporation (Multi-Color, MCC, we, us, our or the Company), headquartered near Cincinnati, Ohio, is a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home & personal care, wine & spirits, food & beverage, healthcare and specialty consumer products. MCC serves international brand owners in North, Central and South America, Europe, China, Southeast Asia, Australia, New Zealand, and South Africa with a comprehensive range of the latest label technologies in Pressure Sensitive, Glue-Applied (Cut and Stack), In-Mold, Shrink Sleeve and Heat Transfer.

The Company was incorporated in 1985, succeeding the predecessor business. Our corporate offices are located at 4053 Clough Woods Drive, Batavia, Ohio 45103 and our telephone number is (513) 381-1480.

Our common stock, no par value, is listed on the NASDAQ Global Select Market under the symbol “LABL”. See “Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” We maintain a website (www.mcclabel.com), which includes additional information about the Company. The website includes corporate governance information for our shareholders and our Code of Ethics can be found under the corporate governance section. Information on the website is not part of this Form 10-K. Shareholders can also obtain on and through our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such materials with or furnishes such materials to the Securities and Exchange Commission (SEC). Any of these documents may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the SEC Public Reference Room may be obtained by calling 1-800-SEC-0330. The Company’s filed documents may also be accessed via the SEC Internet site at http://www.sec.gov.

References to 2017, 2016 and 2015 are for the fiscal years ended March 31, 2017, 2016 and 2015.

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

Our research and development expenditures were $5,274, $5,520 and $4,619 in 2017, 2016 and 2015, respectively.

SALES AND MARKETING

We provide a complete line of label solutions and a variety of technical and graphic services. Our vision is to be the premier global resource of decorating solutions. We sell to a broad range of consumer product, food & beverage, wine & spirits and healthcare companies located in North, Central and South America, Europe, China, Southeast Asia, Australia, New Zealand, and South Africa. Our sales strategy is a consultative selling approach. Our sales organization reviews the requirements of the container and offers a number of alternative decorating methods. Our customers view us as an expert source of materials, methods and technologies with the ability to offer the most cost effective solution.

We have continued to make progress in expanding our customer base and portfolio of products, services and manufacturing locations throughout the world. During 2017, 2016 and 2015, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17%, 17% and 18%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company. In fiscal 2015, we entered the Irish label market with the acquisition of Multiprint Labels Limited in Dublin, Ireland, which specializes in pressure sensitive labels for the wine & spirits and beverage markets, and New Era Packaging in Drogheda, Ireland, which specializes in labels for the healthcare, pharmaceutical and food industries. We also entered the English label market in fiscal 2015 with the acquisition of Multi Labels Ltd., which specializes in premium alcoholic beverage labels for spirits and imported wine. In fiscal 2016, we entered the Southeast Asian label market with the acquisition of Super Label, which specializes in labels for home & personal care, food & beverage and specialty consumer product industries. We also entered the Spanish wine & spirits market in fiscal 2016 with a start-up operating in La Rioja, Spain.

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

EMPLOYEES

As of March 31, 2017, we had approximately 5,450 employees. Of the total employees, approximately 60 employees are represented by the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers, International Union (USW) A.F.L.-C.I.O. Local 98 in Norwood, Ohio, and the related labor contract expiring in March 2022. We also have three union agreements in Canada representing approximately 45 employees; two Teamsters/Graphic Communications Conference, Local Union 555Ms, which expires in July 2020 and the Workers Union of Les Graphiques Corpco (CSN), which expires in August 2018. We consider our labor relations to be good and have not experienced any work stoppages during the previous decade.

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

On August 11, 2015, the Company acquired 90% of the shares of Super Label based in Kuala Lumpur, Malaysia, which was publicly listed on the Malaysian stock exchange. During the second and third quarters of fiscal 2016, the Company acquired the remaining shares and delisted Super Label. The acquisition included an 80% controlling interest in the label operations in Indonesia and a 60% controlling interest in certain legal entities in Malaysia and China. During the third quarter of fiscal 2017, the Company acquired the remaining shares of the label operations in Indonesia. Super Label has operations in Malaysia, Indonesia, the Philippines, Thailand and China and produces home & personal care, food & beverage and specialty consumer products labels. This acquisition expands our presence in China and gives us access to new label markets in Southeast Asia.

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

On July 1, 2016, the Company acquired Italstereo Resin Labels S.r.l. (Italstereo), which is located near Lucca, Italy and specializes in producing pressure sensitive adhesive resin coated labels, seals and emblems.

On July 6, 2016, the Company acquired Industria Litografica Alessandrina S.r.l. (I.L.A.), which is located in the Piedmont region of Italy and specializes in producing premium self-adhesive and wet glue labels primarily for the wine & spirits market and also services the food industry.

On January 3, 2017, the Company acquired Graphix Labels and Packaging Pty Ltd. (Graphix). Graphix is located in Melbourne, Victoria, Australia and specializes in producing labels for both the food & beverage and wine & spirits markets. In January 2017, the Company acquired an additional 67.6% of the common shares of Gironde Imprimerie Publicité (GIP). The Company acquired 30% of GIP as part of the Barat acquisition in fiscal 2016. GIP is located in the Bordeaux region of France and specializes in producing labels for the wine & spirits market.

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

(In thousands, except for statistical data)

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

We have operations in North, Central and South America, Europe, China, Southeast Asia, Australia and South Africa and we intend to continue expansion of our international operations. As a result, our business is exposed to risks inherent in foreign operations. If we fail to adequately address the challenges and risks associated with our international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results. These risks, which can vary substantially by jurisdiction, include the difficulties associated with managing an organization with operations in multiple countries, compliance with differing laws and regulations (including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and local laws prohibiting payments to government officials and other corrupt practices, tax laws, regulations and rates), enforcing agreements and collecting receivables through foreign legal systems. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including material fines or prohibitions on our ability to offer our products in one or more countries, and could also materially damage our reputation, brand, international expansion efforts, business and operating results. Additional risks include the potential for restrictive actions by foreign governments, changes in economic conditions in each market, foreign customers who may have longer payment cycles than customers in the United States, the impact of economic, political and social instability of those countries in which we operate and acts of nature, such as typhoons, tsunamis, or earthquakes. The overall volatility of the economic environment has increased the risk of disruption and losses resulting from hyper-inflation, currency devaluation and tax or regulatory changes in certain countries in which we have operations. Approximately 45% of our sales were derived from our foreign operations (based on the country from which the product was shipped) during fiscal 2017.

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

We have a significant amount of goodwill and other intangible assets on our balance sheet that are subject to periodic impairment evaluations; an impairment of our goodwill or other intangible assets may have a material adverse impact on our financial condition and results of operations.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is the excess of the purchase price over the fair value of the net identifiable tangible assets acquired. As of March 31, 2017, we had $581,770 of goodwill and intangible assets, the value of which depends on a number of factors, including earnings growth, market capitalization and the overall success of our business. Accounting standards require us to test goodwill for impairment annually, and more frequently when events or changes in circumstances indicate impairment may exist.

There can be no assurance that reviews of our goodwill and other intangible assets will not result in impairment charges. Although it does not affect cash flow, an impairment charge does have the effect of decreasing our earnings, assets and shareholders’ equity. Future events may occur that could adversely affect the value of our assets and require future impairment charges. Such events may include, but are not limited to, poor operating results, strategic decisions made in response to changes in economic and competitive conditions, the impact of a deteriorating economic environment and decreases in our market capitalization due to a decline in the trading price of our common stock.

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

As of March 31, 2017, our consolidated indebtedness, including current maturities of long-term indebtedness, was $481,501, which could have important consequences including the following:

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

For the fiscal year ended March 31, 2017, one customer accounted for approximately 17% of our consolidated sales and our top twenty-five customers accounted for approximately 48% of our consolidated sales. While we maintain sales contracts with certain of our largest customers, such contracts do not impose minimum purchase or volume requirements and these contracts require renewal on a regular basis in the ordinary course of business. Any termination of a business relationship with, or a significant sustained reduction in business received from, one or more of our largest customers could have a material adverse effect on our revenues and results of operations. The volume and type of services we provide all of our customers may vary from year to year and could be reduced if a customer were to change its outsourcing or print procurement strategy. We cannot guarantee that these contracts will be successfully renewed in the future. The loss or substantial reduction in business of any of our major customers could have a material adverse impact on our operating results and cash flows.

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

We are dependent upon the efforts of our senior management team. The success of our business is heavily dependent on our ability to retain our current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense, and we may not be able to retain our personnel. We have not entered into employment agreements with our key personnel, other than with our Executive Chairman, Chief Executive Officer and President, Chief Operating Officer and Chief Financial Officer, and these individuals may not continue in their present capacity with us for any particular period of time. Outside of the implementation of succession plans and executive transitions done in the normal course of business, the loss of the services of one or more members of our senior management team could require the remaining executive officers to divert immediate and substantial attention to seeking a replacement and would disrupt our business and impede our ability to execute our business strategy. Any inability to find a replacement for a departing executive officer on a timely basis could adversely affect our ability to operate and grow our business.

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

Although we have received patents with respect to certain technologies of ours, there can be no assurance that these patents will afford us any meaningful protection. Although we believe that our use of the technology and products we developed and other trade secrets used in our operations do not infringe upon the rights of others, our use of the technology and trade secrets we developed may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the technology and trade secrets we developed or refrain from using the same. We may not have the necessary financial resources to defend an infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Moreover, if the patents, technology or trade secrets we developed or use in our business are deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us and our financial condition. As we continue to market our products, we could encounter patent barriers that are not known today. Furthermore, third parties may assert that our intellectual property rights are invalid, which could result in significant expenditures by us to refute such assertions. If we become involved in litigation, we could lose our proprietary rights, be subject to damages and incur substantial unexpected operating expenses. Intellectual property litigation is expensive and time-consuming, even if the claims are subsequently proven unfounded, and could divert management’s attention from our business. If there is a successful claim of infringement, we may not be able to develop non-infringing technology or enter into royalty or license agreements on acceptable terms, if at all. If we are unsuccessful in defending claims that our intellectual property rights are invalid, we may not be able to enter into royalty or license agreements on acceptable terms, if at all. This could prohibit us from providing our products and services to customers, which could have a material adverse effect on us and our financial condition.

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

Although no preferred shares were outstanding as of March 31, 2017 and although we have no present plans to issue any preferred shares, our Articles of Incorporation authorize the Board of Directors to issue up to 1,000 preferred shares. The preferred shares may be issued in one or more series, the terms of which will be determined at the time of issuance by our Board of Directors without further action by the shareholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred shares could diminish the rights of holders of our common shares and, therefore, could reduce the value of our common shares. In addition, specific rights granted to future holders of preferred shares could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred shares and the foregoing anti-takeover provisions may prevent or frustrate attempts by a third party to acquire control of the Company, even if some of our shareholders consider such change of control to be beneficial.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of March 31, 2017, the Company owned and leased the following 47 manufacturing facilities:

Location	Approximate Square Feet	Owned/Leased
United States:
Napa, California	150,125	Leased
Scottsburg, Indiana	120,500	Owned
Asheville, North Carolina	53,500	Leased
Omaha, Nebraska	31,000	Leased
Batavia, Ohio	277,730	Owned
Norwood, Ohio	313,322	Owned
York, Pennsylvania	160,000	Leased
Chesapeake, Virginia	49,885	Leased
Green Bay, Wisconsin	39,600	Owned

International:
Mendoza, Argentina	10,273	Leased
Adelaide, Australia	65,246	Leased
Brisbane, Australia	42,744	Leased
Barossa, Australia	25,306	Leased
Griffith, Australia	21,775	Leased
Melbourne, Australia	21,653	Leased
Perth, Australia	22,184	Leased
Montreal, Canada	51,650	Leased
Santiago, Chile	150,610	Leased
Guangzhou, China (2)	80,191	Leased
Daventry, England	34,059	Owned / Leased
Dormans, France	16,145	Owned
Libourne, France	39,934	Owned
Mérignac, France	30,462	Leased
Montagny, France	20,000	Leased
Port-Sainte-Foy, France	22,690	Leased
Reyrieux, France	48,868	Leased
Saint Emilion, France	35,112	Leased
Jakarta, Indonesia	27,771	Owned
Castlebar, Ireland	42,722	Leased
Drogheda, Ireland	53,529	Owned
Roscommon, Ireland	12,109	Leased
Alessandria, Italy	29,500	Owned
Florence, Italy	23,681	Leased
Lucca, Italy (2)	134,179	Leased
Kuala Lumpur, Malaysia (2)	67,951	Owned / Leased
Penang, Malaysia	70,808	Owned
Guadalajara, Mexico	82,990	Leased

Location	Approximate Square Feet	Owned/Leased
International continued:
Manila, Philippines	21,722	Leased
Warsaw, Poland	61,657	Leased
Glasgow, Scotland	43,196	Owned
Paarl, South Africa	114,343	Owned
Haro, Spain	21,528	Leased
Bevaix, Switzerland	15,069	Leased
Bangkok, Thailand	50,470	Owned

All of the Company’s properties are in good condition, well maintained and adequate for our intended uses.

During the three months ended March 31, 2016, the Company began the process to consolidate our two manufacturing facilities located in Glasgow, Scotland into one facility. The transition was substantially completed in the fourth quarter of fiscal 2017.

On January 19, 2016, the Company announced plans to consolidate our manufacturing facility located in Sonoma, California, into the Napa, California facility. The transition was substantially completed in the third quarter of fiscal 2017.

On November 1, 2015, the Company announced plans to consolidate our manufacturing facility located in Dublin, Ireland into the Drogheda, Ireland facility. The consolidation was substantially completed in the first quarter of fiscal 2017.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to various legal claims and contingencies that arise out of the normal course of business, including claims related to commercial transactions, product liability, health and safety, taxes, environmental matters, employee matters and other matters. Litigation is subject to numerous uncertainties and the outcome of individual claims and contingencies is not predictable. It is possible that some legal matters for which reserves have or have not been established could result in an unfavorable outcome for the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade on the NASDAQ Global Select Market under the symbol LABL. The following table sets forth the high and low closing sales prices of our common stock (“Common Stock”) as reported on the NASDAQ Global Select Market during fiscal years 2017 and 2016. Our stock is thinly traded and accordingly, the prices below may not be indicative of prices at which a large number of shares can be traded or reflective of prices that would prevail in a more active market.

Quarter Ended	High	Low	Dividend Per Share
March 31, 2017	$81.15	$69.55	$0.05
December 31, 2016	$78.90	$63.80	$0.05
September 30, 2016	$69.57	$62.41	$0.05
June 30, 2016	$64.05	$50.38	$0.05

March 31, 2016	$63.03	$41.14	$0.05
December 31, 2015	$79.38	$58.59	$0.05
September 30, 2015	$76.49	$61.91	$0.05
June 30, 2015	$69.83	$57.75	$0.05

As of April 30, 2017, there were approximately 240 shareholders of record of the Common Stock.

Beginning in and since the fourth quarter of the fiscal year ended March 31, 2005, we have paid a quarterly dividend of $0.05 per common share.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares Multi-Color’s cumulative annual total shareholder return from March 31, 2012 through March 31, 2017, to that of the NASDAQ Market Index, a broad market index, and the Morningstar Packaging & Containers Index (“Morningstar Packaging & Containers”), an index of 58 printing and packaging industry peer companies. The graph assumes that the value of the investment in the common stock and each index was $100 on March 31, 2012, and that all dividends were reinvested. Stock price performances shown in the graph are not indicative of future price performances.

ASSUMES $100 INVESTED ON MAR. 31, 2012

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING MAR. 31, 2017

Company/Market/Peer Group	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017
Multi-Color Corporation	$100.00	$115.65	$157.93	$314.20	$242.63	$323.85
NASDAQ Market Index	$100.00	$107.14	$139.48	$164.75	$165.66	$203.56
Morningstar Packaging & Containers	$100.00	$125.29	$144.34	$171.46	$150.92	$176.64

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Year Ended March 31,
	2017 (1)	2016 (2)	2015 (3)	2014 (4)	2013 (5)
Net revenues	$923,295	$870,825	$810,772	$706,432	$659,815
Gross profit	196,809	181,626	173,274	132,057	126,351
Operating income	110,966	94,428	96,912	60,123	70,705
Net income attributable to Multi-Color Corporation	60,996	47,739	45,716	28,224	30,300

Basic earnings per common share	$3.61	$2.85	$2.75	$1.73	$1.88
Diluted earnings per common share	$3.58	$2.82	$2.71	$1.70	$1.86

Weighted average shares and equivalents outstanding – basic	16,879	16,750	16,623	16,342	16,145
Weighted average shares and equivalents outstanding – diluted	17,024	16,952	16,877	16,599	16,332

Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.20
Dividends paid	3,876	3,351	3,302	3,276	3,237

Net working capital	$109,420	$111,100	$99,951	$56,993	$68,107
Total assets	1,091,990	1,070,066	927,371	964,466	839,550
Current portion of long-term debt	2,093	1,573	2,947	42,648	23,946
Long-term debt	479,408	504,706	455,583	435,554	378,910
Total stockholders’ equity	381,820	342,632	289,473	297,747	275,024

(1)	Fiscal 2017 results include $921 ($706 after-tax) related to the closure of our manufacturing facilities located in the following: Glasgow, Scotland; Sonoma, California; Greensboro, North Carolina; Dublin, Ireland; Norway, Michigan and Watertown, Wisconsin.

(2)	Fiscal 2016 results include $5,200 ($3,708 after-tax) related to the closure of our manufacturing facilities located in the following: Glasgow, Scotland; Sonoma, California; Greensboro, North Carolina; Dublin, Ireland; Norway, Michigan and Watertown, Wisconsin; and a sales office located near Toronto, Canada.

(3)	Fiscal 2015 results include a $951 impairment of goodwill related to the finalization of the fiscal 2014 annual impairment test for our Latin America Wine & Spirits reporting unit and $7,399 ($4,533 after-tax) in costs primarily related to the closure of our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin.

(4)	Fiscal 2014 results include a $13,475 impairment of goodwill related to our Latin America Wine & Spirits reporting unit, $1,166 ($737 after-tax) in costs related to the consolidation of our manufacturing facilities located in El Dorado Hills, California into the Napa, California facility, $1,116 ($781 after-tax) of integration expenses related to the Labelmakers Wine Division acquisition and other income of $3,800 ($3,800 after-tax) from settlement of a legal claim.

(5)	Fiscal 2013 results include $1,531 ($1,194 after-tax) in costs related to the consolidation of our manufacturing facilities located in Montreal, Canada and Kansas City, Missouri into other existing facilities and $1,337 ($1,040 after-tax) of integration expenses related to the York Label Group (York) acquisition.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact of acquisitions completed during recent fiscal years that would impact the comparability of the selected financial data above. During fiscal 2017, we acquired Italstereo and I.L.A., which have manufacturing plants in Italy; Graphix, which has a manufacturing plant in Australia; and GIP, which has a manufacturing plant in France. During fiscal 2016, we acquired Mr. Labels and Supa Stik, which have manufacturing plants in Australia; Barat Group, which has manufacturing plants in France; Super Label, which has manufacturing plants in Malaysia, Indonesia, the Philippines, Thailand, and China; and System Label and Cashin Print, which have manufacturing plants in Ireland. During fiscal 2015, we acquired Multiprint Labels Limited and New Era Packaging, which have manufacturing plants in Ireland, and Multi Labels Ltd., which has a manufacturing plant in England. During fiscal 2014, we acquired Imprimerie Champenoise, Labelmakers Wine Division, Flexo Print S.A. De C.V., Gern & Cie SA, John Watson & Company Limited and the DI-NA-CAL label business, which have manufacturing plants in France, Australia, Mexico, Switzerland, Scotland and the U.S., respectively. During fiscal 2013, we acquired Labelgraphics (Holdings) Ltd., which has a manufacturing plant in Scotland.

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

	Percentage of Net Revenues
	2017	2016	2015
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	78.7%	79.1%	78.6%

Gross profit	21.3%	20.9%	21.4%
Selling, general and administrative expenses	9.2%	9.4%	8.4%
Facility closure expenses	0.1%	0.6%	0.9%
Goodwill impairment	0.0%	0.0%	0.1%

Operating income	12.0%	10.9%	12.0%
Interest expense	2.8%	3.0%	3.3%
Other expense (income), net	(0.3)%	0.2%	0.0%

Income before income taxes	9.5%	7.7%	8.7%
Income tax expense	2.9%	2.2%	3.1%

Net income attributable to Multi-Color Corporation	6.6%	5.5%	5.6%

EXECUTIVE SUMMARY

We provide a complete line of innovative decorative label solutions and offer a variety of technical and graphic services to our customers based on their specific needs and requirements. Our customers include a wide range of consumer product companies, and we supply labels for many of the world’s best known brands and products, including home & personal care, wine & spirits, food & beverage, healthcare and specialty consumer products.

During fiscal 2017, the Company had net revenues of $923,295 compared to $870,825 in the prior year, an increase of 6% or $52,470. Acquisitions occurring after the beginning of fiscal 2016 accounted for a 5% increase in revenues. Organic revenues increased 3%. Foreign exchange rates, primarily driven by depreciation of the British pound and the Mexican peso, led to a 2% decrease in revenues year over year.

Gross profit increased 8% or $15,183 compared to the prior year. Acquisitions occurring after the beginning of fiscal 2016 contributed $9,876 to the gross profit increase. Gross margins were 21% in fiscal 2017 and fiscal 2016.

The label markets we serve exist in a competitive environment amidst price pressures. We continually search for ways to reduce our costs through improved production and labor efficiencies, reduced substrate waste, new substrate options and lower substrate pricing.

Operating income increased 18% or $16,538 compared to the prior year primarily due to increased sales and improved margins. Acquisitions occurring after the beginning of fiscal 2016 contributed $5,023 to operating income in fiscal 2017. Operating income in fiscal 2017 includes $921 of expenses primarily related to the consolidation of our manufacturing facilities in Dublin, Ireland into a single location and the consolidation of our manufacturing facilities in Glasgow, Scotland into a single location. Operating income in fiscal 2016 includes $5,200 of expenses primarily related to consolidation of the Dublin manufacturing facilities, consolidation of a manufacturing facility in Greensboro, North Carolina into existing facilities and closure of manufacturing facilities in Norway, Michigan and Watertown, Wisconsin.

Other income was $2,735 compared to expense of $1,867 in the prior year. The increase in other income primarily relates to favorable foreign exchange in the current year compared to unfavorable foreign exchange in the prior year and other discrete items.

During 2017, 2016 and 2015, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17%, 17% and 18%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

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

Our primary objective for fiscal 2018 is to continue to improve organic growth rates for both revenue and earnings. We expect growth to come from improved performance in our operations and the finalization of integration of our recent acquisitions in Europe. We continue to invest in additional and more productive capacity throughout our business to support operational efficiency and organic growth.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2017 AND MARCH 31, 2016

Net Revenues

	2017	2016	$ Change	% Change
Net revenues	$923,295	$870,825	$52,470	6%

Net revenues increased 6% to $923,295 from $870,825 in the prior year. Acquisitions occurring after the beginning of fiscal 2016 accounted for a 5% increase in revenues and organic revenues increased 3%. Foreign exchange rates, primarily driven by depreciation of the British pound and the Mexican peso, led to a 2% decrease in revenues year over year.

Cost of Revenues and Gross Profit

			$	%
	2017	2016	Change	Change
Cost of revenues	$726,486	$689,199	$37,287	5%
% of Net revenues	78.7%	79.1%

Gross profit	$196,809	$181,626	$15,183	8%
% of Net revenues	21.3%	20.9%

Cost of revenues increased 5% or $37,287 compared to the prior year. Acquisitions occurring after the beginning of fiscal 2016 contributed 4% or $24,282, partially offset by the favorable impact of foreign exchange rates of 2% or $14,110. Organic revenue growth increased cost of revenues by $27,115.

Gross profit increased 8% or $15,183 compared to the prior year. Acquisitions occurring after the beginning of fiscal 2016 contributed $9,876 to gross profit, partially offset by the effect of unfavorable foreign exchange rates of $1,168. Gross margins were 21.3% of net revenues for the current year compared to 20.9% in the prior year. Higher sales volumes in our core markets globally and improved operating efficiencies, primarily in North America, increased margins and led to $6,475 of organic margin improvement compared to the prior year.

Selling, General and Administrative (SG&A) Expenses and Facility Closure Expenses

			$	%
	2017	2016	Change	Change
Selling, general and administrative expenses	$84,922	$81,998	$2,924	4%
% of Net revenues	9.2%	9.4%

Facility closure expenses	$921	$5,200	$(4,279)	(82%)
% of Net revenues	0.1%	0.6%

SG&A expenses increased 4% or $2,924 compared to the prior year. Acquisitions occurring after the beginning of fiscal 2016 contributed $4,853 to the increase, partially offset by a decrease of $911 due to the favorable impact of foreign exchange rates. In the current year, the Company incurred $1,101 of acquisition and integration expenses compared to $3,683 in the prior year. The remaining increase primarily relates to increases in compensation costs including internal compliance resources and increased incentive accruals related to company performance in fiscal 2017.

Facility closure expenses were $921 in the current year compared to $5,200 in the prior year. These expenses relate to consolidation of facilities in certain locations into other existing facilities, primarily related to the consolidation of our manufacturing facilities in Dublin, Ireland ($355), the consolidation of our manufacturing facilities in Glasgow, Scotland ($262), the consolidation of our plants in Norway, Michigan and Watertown, Wisconsin ($133), Sonoma, California ($52), and Greensboro, North Carolina ($119) into existing facilities. In the prior year, facility closure expenses related to the consolidation of the facilities in Dublin ($1,476) and Glasgow ($597), as well as the consolidation of the plants in Norway, Michigan and Watertown, Wisconsin ($632), Greensboro, North Carolina ($2,247), and Sonoma, California ($220) and closure of a sales office in Toronto, Canada ($28).

Interest Expense and Other Income, net

			$	%
	2017	2016	Change	Change
Interest expense	$25,488	$25,751	$(263)	(1%)
Other expense (income), net	$(2,735)	$1,867	$(4,602)	246%

Other income was $2,735 compared to expense of $1,867 in the prior year. During the current year, adjustments were made to other income for $887 to reconcile certain supplemental purchase price accruals to management’s current estimate of the liability. Additionally, an adjustment was made to other income for $690 to state MCC’s 30% investment in Gironde Imprimerie Publicité (GIP) at its fair value upon purchase of an additional 67.6% ownership in the company (97.6% owned at March 31, 2017). The remaining change in other income primarily relates to the favorable impact of gains and losses on foreign exchange compared to unfavorable foreign exchange resulting from re-measurement of equipment and other payables from certain currencies into functional currencies in the prior year.

Income Tax Expense

			$	%
	2017	2016	Change	Change
Income tax expense	$26,848	$18,981	$7,867	41%

The Company’s effective tax rate was 30% in fiscal 2017 compared to 28% in the prior year. The tax rate for fiscal 2016 was impacted by the release of valuation allowances on deferred tax assets held in certain foreign jurisdictions and other discrete items that reduced tax expense compared to the current year.

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

Facility closure expenses were $5,200 compared to $7,399 in the prior year. These expenses relate to consolidation of facilities in certain locations into other existing facilities, including the consolidation of the Norway, Michigan and Watertown, Wisconsin ($632), Greensboro, North Carolina ($2,247), and Sonoma, California ($220) facilities into existing facilities. Additionally, the Company is consolidating its manufacturing facilities in Dublin, Ireland ($1,476) into a single location and the manufacturing facilities in Glasgow, Scotland ($597) into a single location and closed a sales office in Toronto, Canada ($28). In the prior year, facility closure expenses related to Norway, Michigan and Watertown, Wisconsin ($7,271) and El Dorado Hills, California ($128).

Goodwill Impairment

			$	%
	2016	2015	Change	Change
Goodwill impairment	$—	$951	$(951)	(100%)

In 2015, we recorded an impairment charge of $951 related to the finalization of the fiscal 2014 impairment analysis for the Latin America Wine & Spirits reporting unit.

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

Liquidity and Capital Resources

Summary of Cash Flows

Net cash provided by operating activities was $107,210 in 2017 and $99,401 in 2016. Net income adjusted for non-cash expenses consisting primarily of depreciation and amortization was $109,097 in the current year compared to $98,936 in the prior year. The $10,161 increase from 2016 to 2017 in net income adjusted for non-cash expenses was primarily driven by a 28% increase in net income from $47,829 in 2016 to $61,365 in 2017. The increase in net income in 2017 is the result of an increase in net sales led by increased volumes in North America, Latin America and Australia along with lower facility closure expenses. Our cash from operating assets and liabilities was a net usage of $1,887 in 2017 as compared to a net source of $465 in 2016.

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

Net cash used in investing activities was $73,635 in 2017, $135,032 in 2016 and $59,922 in 2015. Cash used in investing activities included $28,839, $103,245 and $31,240 which was used for acquisitions in those years, respectively, including $3,123 in purchase price adjustments in 2017 for prior year acquisitions, primarily Cashin Print and System Label. The remaining net usages of $44,796 in 2017, $31,787 in 2016 and $28,682 in 2015 were capital expenditure related, primarily for the purchase of presses net of various sales. Capital expenditures were primarily funded by cash flows from operations.

Net cash used in financing activities in fiscal 2017 was $33,641, which included $31,467 of net debt payments and $4,000 of proceeds from various stock transactions, offset by $1,784 in deferred payments related to the Mr. Labels and Flexo Print acquisitions and dividends paid of $3,876. Dividends paid includes $3,378 to shareholders of Multi-Color Corporation and $498 to the minority shareholders of our 60% owned legal entity in Malaysia.

Net cash provided by financing activities in fiscal 2016 was $45,200, which included $44,997 of net debt borrowings (primarily used to finance acquisitions) and $4,713 of proceeds from various stock transactions, offset by $1,141 in deferred payments related to the Monroe Etiquette and Multiprint acquisitions and dividends paid of $3,351.

Net cash used in financing activities was $37,371 in 2015, which consisted of $19,895 of net debt payments, contingent consideration payments of $10,916 related to the John Watson and Labelgraphics acquisitions, debt issuance costs of $7,921 and dividends paid of $3,302, offset by $4,663 of net proceeds from various stock transactions. Financing activities in 2015 include $250,000 in long-term debt borrowings related to the issuance of the 6.125% Senior Notes due 2022 (the “Notes”) in the third quarter of fiscal 2015 and $341,625 in payments to pay off the Term Loan under the prior credit agreement. The $7,921 in debt issuance costs were paid in conjunction with the issuance of the Notes and entry into the Amended and Restated Credit Agreement (the “Credit Agreement”).

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

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.72% and 2.33% at March 31, 2017 and 2016, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.43% and 3.89% at March 31, 2017 and 2016, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of March 31, 2017, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $1,665, $1,692 and $2,200 in interest expense in 2017, 2016 and 2015, respectively, in the consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at March 31, 2017 consisted of $256,387 under the U.S. Revolving Credit Facility and $8,035 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at March 31, 2017 in the amount of $9,676.

We believe that we have both sufficient short and long-term liquidity and financing at this time. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We had a net working capital position of $109,420 and $111,100 at March 31, 2017 and 2016, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2017:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$480,424	$129	$114	$230,101	$37	$33	$250,010
Capital leases	7,412	1,964	1,837	1,768	1,375	468	—
Interest on long-term debt (1)	106,781	23,139	21,787	19,805	16,529	15,313	10,208
Rent due under operating leases	57,374	12,257	9,878	8,595	7,433	6,416	12,795
Unconditional purchase obligations	17,756	17,349	375	14	14	4	—
Pension obligations	439	6	15	22	30	40	326
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	7,534	1,080	5,668	786	—	—	—

Total contractual obligations	$677,720	$55,924	$39,674	$261,091	$25,418	$22,274	$273,339

(1)	Interest on floating rate debt was estimated using projected forward LIBOR and BBSY rates as of March 31, 2017.

(2)	The table excludes $5,665 in liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

We do not have any off-balance sheet arrangements as of March 31, 2017.

Recent Acquisitions

On January 3, 2017, the Company acquired 100% of Graphix Labels and Packaging Pty Ltd. (Graphix) for $17,261. The purchase price included $1,631 that is deferred for two years after the closing date. Graphix is located in Melbourne, Victoria, Australia and specializes in producing labels for both the food & beverage and wine & spirits markets. In January 2017, the Company acquired an additional 67.6% of the common shares of Gironde Imprimerie Publicité (GIP) for $2,084 plus net debt assumed of $862. The purchase price included $208 that is deferred for one year after the closing date. The Company acquired 30% of GIP as part of the Barat acquisition in fiscal 2016. GIP is located in the Bordeaux region of France and specializes in producing labels for the wine & spirits market.

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

On May 1, 2015, the Company acquired 100% of Mr. Labels in Brisbane, Queensland Australia for $2,110. The purchase price includes $196 that was deferred until the first anniversary of the closing date, which was paid during fiscal 2017. Mr. Labels provides labels primarily to food and beverage customers.

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

Goodwill and Other Acquired Intangible Assets

Impairment reviews comparing fair value to carrying value are highly judgmental and involve the use of significant estimates and assumptions, which determine whether there is potential impairment and the amount of any impairment charge recorded. Fair value assessments involve estimates of discounted cash flows that are dependent upon discount rates and long-term assumptions regarding future sales and margin trends, market conditions, cash flow and multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Actual results may differ from these estimates. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements. See further information about our policy for fair value measurements within this section below.

Goodwill. Goodwill is not amortized and is tested for impairment annually. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Historically, the Company’s policy was to perform the annual goodwill impairment test as of the last day of February of each fiscal year. Beginning in fiscal 2016, the Company moved from accelerated filer status to large accelerated filer status. As a result, the Form 10-K was required to be filed 15 days earlier than in previous years. In order to meet the shorter filing timeline, the Company changed its annual goodwill impairment testing date from the last day of February to the last day of January of each fiscal year, beginning in fiscal 2016. This change in the goodwill impairment testing date represents a change in accounting principle, which management determined to be preferable under the circumstances. The Company determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of January 31 for periods prior to January 31, 2016 without the use of hindsight. Therefore, this change was applied prospectively on January 31, 2016.

Based on operating results for the Europe Wine & Spirits (EUR W&S) reporting unit, a quantitative goodwill impairment assessment was performed during the second quarter of 2017 for this reporting unit. No impairment was indicated. Based on operating results for the Latin American Consumer Product Goods (LA CPG) and Latin America Wine & Spirits (LA W&S) reporting units during fiscal 2015, a quantitative goodwill impairment assessment was performed as of September 30, 2014 for those two reporting units. No impairment was indicated. No events or changes in circumstances occurred in 2016 that required goodwill impairment testing in between annual tests.

Goodwill has been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s divisions. The Company can evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying value and whether it is necessary to perform the two-step goodwill impairment test.

In conjunction with our annual impairment test as of January 31, 2017, the Company performed a quantitative assessment for all of our reporting units. The first step of the impairment test compares the fair value of each reporting unit to its carrying value. We estimated the fair value of each reporting unit using a combination of: (i) a market approach based on multiples of revenue and EBITDA from recent comparable transactions and other market data; and (ii) an income approach based on expected future cash flows discounted at rates ranging between 8.5% to 11.0% in 2017. The discount rate reflects the risk associated with each respective reporting unit, including the industry and geographies in which they operate. The market and income approaches were both considered, with the income approach selected based on judgment of the comparability of the recent transactions due to the fluid nature of the business and recent acquisitions. The market approach was used to corroborate values determined by the income approach. We considered recent economic and industry trends, as well as risk in executing our current plans from the perspective of a hypothetical buyer in estimating expected future cash flows in the income approach.

For all of our reporting units, the first step of the impairment test did not indicate potential impairment as the estimated fair value of the reporting units exceeded the carrying amount. As a result, the second step of the impairment test was not required.

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

In conjunction with our annual impairment test as of January 31, 2016, the Company performed a qualitative assessment for all but two of our reporting units and determined that it was not more likely than not that the fair values of the reporting units were less than the carrying values. Due to changes in sales forecasts during fiscal 2016, the Company performed the first step of the two-step goodwill impairment test for the LA CPG reporting unit. As it passed the first step of the fiscal 2015 impairment test by less than 5%, the Company performed the first step of the two-step goodwill impairment test for the Asia Pacific Wine & Spirits (AP W&S) reporting unit. For both LA CPG and AP W&S, the first step of the impairment test did not indicate potential impairment as the estimated fair value of the reporting unit exceeded the carrying amount. As a result, the second step of the impairment test was not required.

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

The Company performed impairment testing on long-lived assets, including intangibles, at certain manufacturing locations during fiscal 2017 and 2016 due to the existence of impairment indicators. The undiscounted future cash flows associated with the long-lived assets were greater than their carrying values, and therefore, no impairment was present in either of these two years related to intangible assets.

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

The Company recorded $2,006 in impairment losses on fixed assets during fiscal 2016 related to assets that more likely than not will be sold or otherwise disposed of significantly before the end of their estimated useful lives, $1,874 of which related to the closure of various manufacturing facilities. In addition, the Company performed impairment testing on long-lived assets at certain manufacturing locations during fiscal 2017, 2016 and 2015 due to the existence of other impairment indicators. The estimated undiscounted cash flows associated with the long-lived assets were greater than their carrying values, and therefore, no impairment was present in any of these three years related to intangible assets.

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2 to our consolidated financial statements.

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

Foreign currency exchange risk arises from our international operations in Argentina, Australia, Canada, Central America, Chile, China, Europe, Southeast Asia, and South Africa as well as from transactions with customers or suppliers denominated in foreign currencies. The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rate for each monthly period. As foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. During fiscal 2017, approximately 45% of our net sales were made by our foreign subsidiaries and their combined net income was 26% of the Company’s net income.

The balance sheets of our foreign subsidiaries are translated into U.S. dollars at the closing exchange rates of each monthly balance sheet date. During fiscal 2017, the Company recorded an unrealized foreign currency translation loss of $25,254 in other comprehensive income as a result of movements in foreign currency exchange rates related to the Argentine Peso, Australian Dollar, British Pound, Canadian Dollar, Chilean Peso, Chinese Yuan, Euro, Indonesian Rupiah, Malaysian Ringgit, Mexican Peso, Philippine Peso, Polish Zloty, South African Rand, Swiss Franc, and the Thai Baht. See Notes 2 and 19 to the Company’s consolidated financial statements. As of March 31, 2017, a 10% change in these foreign exchange rates would change shareholders’ equity by approximately $44,000. This hypothetical change was calculated by multiplying the net assets of each of our foreign subsidiaries by a 10% change in the applicable foreign exchange rate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because they are either not required or the information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multi-Color Corporation and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 30, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

May 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

We have audited the internal control over financial reporting of Multi-Color Corporation (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Industria Litografica Alessandrina S.r.l (“I.L.A.”), Italstereo Resin Labels S.r.l (“Italstereo”), Gironde Imprimerie Publicite (“GIP”) and Graphix Labels and Packing Pty Ltd (“Graphix”), whose financial statements reflect total assets and revenues constituting 4.1% and 1.2% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2017. As indicated in Management’s Report, I.L.A., Italstereo, GIP and Graphix were acquired during the year ended March 31, 2017. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of I.L.A., Italstereo, GIP and Graphix.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2017, and our report dated May 30, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio

May 30, 2017

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended March 31

(In thousands, except per share data)

	2017	2016	2015
Net revenues	$923,295	$870,825	$810,772
Cost of revenues	726,486	689,199	637,498

Gross profit	196,809	181,626	173,274
Selling, general and administrative expenses	84,922	81,998	68,012
Facility closure expenses	921	5,200	7,399
Goodwill impairment	—	—	951

Operating income	110,966	94,428	96,912
Interest expense	25,488	25,751	26,386
Other expense (income), net	(2,735)	1,867	(346)

Income before income taxes	88,213	66,810	70,872
Income tax expense	26,848	18,981	25,156

Net income	61,365	47,829	45,716
Less: Net income attributable to noncontrolling interests	369	90	—

Net income attributable to Multi-Color Corporation	$60,996	$47,739	$45,716

Weighted average shares and equivalents outstanding:
Basic	16,879	16,750	16,623
Diluted	17,024	16,952	16,877

Basic earnings per common share	$3.61	$2.85	$2.75
Diluted earnings per common share	$3.58	$2.82	$2.71
Dividends per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended March 31

(In thousands)

	2017	2016	2015
Net income	$61,365	$47,829	$45,716
Other comprehensive income (loss):
Unrealized foreign currency translation loss (1)	(25,254)	(2,671)	(56,200)
Unrealized gain on interest rate swaps, net of tax (2)	196	485	563
Change in minimum pension liability, net of tax (3)	174	35	(169)

Total other comprehensive income (loss)	(24,884)	(2,151)	(55,806)

Comprehensive income (loss)	36,481	45,678	(10,090)
Less: Comprehensive income attributable to noncontrolling interests	157	163	—

Comprehensive income (loss) attributable to Multi-Color Corporation	$36,324	$45,515	$(10,090)

(1)	The amount for the years ended March 31, 2017, 2016 and 2015 includes a tax impact of $284, $(277) and $1,002, respectively, related to the settlement of foreign currency denominated intercompany loans.

(2)	Amounts are net of tax of $(133), $(303) and $(353) for the years ended March 31, 2017, 2016 and 2015, respectively.

(3)	Amounts are net of tax of $(108), $(22) and $106 for the years ended March 31, 2017, 2016 and 2015, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of March 31

(In thousands, except per share data)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$25,229	$27,709
Accounts receivable, net	141,211	134,920
Other receivables	7,871	8,807
Inventories, net	63,995	61,191
Prepaid expenses	12,187	13,618
Other current assets	3,253	2,280

Total current assets	253,746	248,525
Property, plant and equipment, net	247,261	221,295
Goodwill	412,550	422,009
Intangible assets, net	169,220	169,146
Other non-current assets	6,365	5,773
Deferred income tax assets	2,848	3,318

Total assets	$1,091,990	$1,070,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,093	$1,573
Accounts payable	88,475	82,958
Accrued expenses and other liabilities	53,758	52,894

Total current liabilities	144,326	137,425
Long-term debt	479,408	504,706
Deferred income tax liabilities	65,761	65,798
Other liabilities	20,675	19,505

Total liabilities	710,170	727,434
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 40,000 shares authorized, 17,254 and 17,111 shares issued at March 31, 2017 and 2016, respectively	1,054	1,040
Paid-in capital	158,399	150,783
Treasury stock, 302 and 293 shares at cost at March 31, 2017 and 2016, respectively	(11,168)	(10,556)
Retained earnings	316,461	258,848
Accumulated other comprehensive loss	(85,795)	(61,123)

Total stockholders’ equity attributable to Multi-Color Corporation	378,951	338,992
Noncontrolling interests	2,869	3,640

Total stockholders’ equity	381,820	342,632

Total liabilities and stockholders’ equity	$1,091,990	$1,070,066

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock					Accumulated Other
	Shares Issued	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Noncontrolling Interests	Total
March 31, 2014	16,571	$989	$131,632	$(3,760)	$172,052	$(3,166)	$—	$297,747
Net income					45,716			45,716
Other comprehensive loss						(55,806)		(55,806)
Issuance of common stock	324	32	5,483					5,515
Excess tax benefit from stock-based compensation			2,644					2,644
Restricted stock grant	11							—
Stock-based compensation			1,970					1,970
Shares acquired under employee plans				(5,008)				(5,008)
Common stock dividends					(3,305)			(3,305)

March 31, 2015	16,906	$1,021	$141,729	$(8,768)	$214,463	$(58,972)	$—	$289,473
Net income					47,739		90	47,829
Other comprehensive income (loss)						(2,151)	73	(2,078)
Acquisitions							3,477	3,477
Issuance of common stock	190	19	4,065					4,084
Excess tax benefit from stock-based compensation			2,007					2,007
Restricted stock grant	15							—
Stock-based compensation			2,982					2,982
Shares acquired under employee plans				(1,788)				(1,788)
Common stock dividends					(3,354)			(3,354)

March 31, 2016	17,111	$1,040	$150,783	$(10,556)	$258,848	$(61,123)	$3,640	$342,632
Net income					60,996		369	61,365
Other comprehensive loss						(24,672)	(212)	(24,884)
Acquisitions							62	62
Issuance of common stock	136	14	3,338					3,352
Excess tax benefit from stock-based compensation			1,258					1,258
Restricted stock grant	8							—
Restricted stock forfeitures	(1)							—
Stock-based compensation			3,042					3,042
Shares acquired under employee plans				(612)				(612)
Buyout of noncontrolling interest			(22)				(492)	(514)
Common stock dividends					(3,383)			(3,383)
Dividends paid to noncontrolling interests							(498)	(498)

March 31, 2017	17,254	$1,054	$158,399	$(11,168)	$316,461	$(85,795)	$2,869	$381,820

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31

(In thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,365	$47,829	$45,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,480	31,295	29,828
Amortization of intangible assets	14,425	13,178	11,541
Amortization of deferred financing costs	1,665	1,692	2,200
Loss on write-off of deferred financing fees	—	—	2,001
Impairment loss on fixed assets	—	132	777
Facility closure expenses related to impairment loss on fixed assets	—	1,874	5,208
Goodwill impairment	—	—	951
Gain on sale of Watertown facility	—	(476)	—
Loss (gain) on benefit plans related to facility closures	133	88	(726)
Gain on previously held equity interests	(690)	—	—
Net (gain) loss on disposal of property, plant and equipment	(230)	282	199
Net (gain) loss on interest rate swaps	103	(276)	351
Stock-based compensation expense	3,042	2,982	1,970
Excess tax benefit from stock-based compensation	(1,258)	(2,007)	(2,644)
Deferred income taxes, net	(2,938)	2,343	6,944
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,457)	(5,412)	1,953
Inventories	(1,999)	3,273	(1,048)
Prepaid expenses and other assets	1,067	(10,581)	1,811
Accounts payable	171	11,773	(4,095)
Accrued expenses and other liabilities	6,331	1,412	4,038

Net cash provided by operating activities	107,210	99,401	106,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46,146)	(34,892)	(29,153)
Investment in acquisitions, net of cash acquired	(28,839)	(103,245)	(31,240)
Proceeds from sale of Watertown and Norway facilities	—	2,505	—
Proceeds from sale of property, plant and equipment	1,350	600	471

Net cash used in investing activities	(73,635)	(135,032)	(59,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	265,746	362,960	323,895
Payments under revolving lines of credit	(292,797)	(309,621)	(227,818)
Borrowings of long-term debt	2,156	823	251,896
Repayments of long-term debt	(6,572)	(9,165)	(367,868)
Payment of acquisition related contingent consideration and deferred payments	(1,784)	(1,141)	(10,916)
Buyout of non-controlling interest	(514)	—	—
Proceeds from issuance of common stock	2,742	2,706	2,019
Excess tax benefit from stock-based compensation	1,258	2,007	2,644
Debt issuance costs	—	(18)	(7,921)
Dividends paid	(3,876)	(3,351)	(3,302)

Net cash provided by/(used in) financing activities	(33,641)	45,200	(37,371)

Effect of foreign exchange rate changes on cash	(2,414)	91	(1,653)

Net increase/(decrease) in cash and cash equivalents	(2,480)	9,660	8,029
Cash and cash equivalents, beginning of year	27,709	18,049	10,020

Cash and cash equivalents, end of year	$25,229	$27,709	$18,049

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except for statistical and per share data)

(1)	THE COMPANY

Multi-Color Corporation (Multi-Color, MCC, we, us, our or the Company), headquartered near Cincinnati, Ohio, is a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home & personal care, wine & spirits, food & beverage, healthcare and specialty consumer products. MCC serves international brand owners in North, Central and South America, Europe, China, Southeast Asia, Australia, New Zealand, and South Africa with a comprehensive range of the latest label technologies in Pressure Sensitive, Glue-Applied (Cut and Stack), In-Mold, Shrink Sleeve and Heat Transfer.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

References to 2017, 2016 and 2015 are for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. The consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year classifications.

As of March 31, 2017, the Company’s operations were conducted through the Consumer Product Goods and Wine & Spirits operating segments, which are aggregated into one reportable segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” The metrics used by management to assess the performance of the Company’s operating segments include revenue trends, gross profit margin and operating margin. The Company’s operating segments have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) primarily consist of sales and marketing costs, corporate and divisional administrative and other costs and depreciation and amortization expense related to non-manufacturing assets. Advertising costs are charged to expense as incurred and were minimal in 2017, 2016 and 2015.

Research and Development Costs

Research and development costs are charged to expense as incurred and were $5,274, $5,520 and $4,619 in 2017, 2016 and 2015, respectively.

Cash and Cash Equivalents

The Company records all highly liquid short-term investments with maturities of three months or less as cash equivalents. At March 31, 2017 and 2016, the Company had cash in foreign bank accounts of $24,656 and $25,483, respectively. Outstanding checks of $8,876 and $6,574 were included in accounts payable as of March 31, 2017 and 2016, respectively.

Accounts Receivable

Our customers are primarily major consumer product, food & beverage, wine & spirits and container companies. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The delinquency of a receivable account is determined based on these factors. The Company does not accrue interest on aged accounts receivable.

Supply Chain Financing

During 2015, the Company entered into supply chain financing agreements with two of its customers. The receivables for both the agreements are sold without recourse to the customers’ banks and are accounted for as sales of accounts receivable. Gains and losses on the sale of these receivables are included in selling, general and administrative expenses in the consolidated statements of income, and losses of $561, $363 and $67 were recorded during 2017, 2016 and 2015, respectively.

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

Depreciation expense, which includes the amortization of assets recorded under capital leases, is calculated using the straight-line method over the estimated useful lives of the assets, or the remaining terms of the leases, as follows:

Buildings Building improvements	20-39 years 15 years
Machinery and equipment	3-15 years
Computers	3-5 years
Furniture and fixtures	5-10 years

Goodwill and Other Acquired Intangible Assets

Impairment reviews comparing fair value to carrying value are highly judgmental and involve the use of significant estimates and assumptions, which determine whether there is potential impairment and the amount of any impairment charge recorded. Fair value assessments involve estimates of discounted cash flows that are dependent upon discount rates and long-term assumptions regarding future sales and margin trends, market conditions, cash flow and multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Actual results may differ from these estimates. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements. See further information about our policy for fair value measurements within this section below. See further information regarding our impairment tests in Note 7.

Goodwill. Goodwill is not amortized and is tested for impairment annually. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values. Historically, the Company’s policy was to perform the annual goodwill impairment test as of the last day of February of each fiscal year. Beginning in fiscal 2016, the Company moved from accelerated filer status to large accelerated filer status. As a result, the Form 10-K was required to be filed 15 days earlier than in previous years. In order to meet the shorter filing timeline, the Company changed its annual goodwill impairment testing date from the last day of February to the last day of January of each fiscal year, beginning in fiscal 2016. This change in the goodwill impairment testing date represents a change in accounting principle, which management determined to be preferable under the circumstances. The Company determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of January 31, 2016 for periods prior to January 31, 2016 without the use of hindsight. Therefore, this change was applied prospectively on January 31, 2016.

Goodwill has been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s divisions. The Company can evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying value and whether it is necessary to perform the two-step goodwill impairment test. The first step of the impairment test compares the fair value of the reporting unit to the carrying value. The market and income approaches were both considered, with the income approach selected based on judgement of the comparability of recent transactions due to the fluid nature of the business and recent acquisitions. The market approach was used to corroborate values determined by the income approach.

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

Foreign Exchange

The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive income (loss) as a component of stockholders’ equity and were a loss of $25,254, $2,671 and $56,200 during 2017, 2016 and 2015, respectively. Transaction gains and (losses) are reported in other income and expense in the consolidated statements of income and were ($533), $2,185 and ($117) during 2017, 2016 and 2015, respectively.

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles-Goodwill and Other,” which simplifies the accounting for goodwill impairments. This update removes step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This update is effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, which for the Company is any annual or interim goodwill impairments performed after April 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations,” which revises the definition of a business. The FASB’s new framework will assist entities in evaluating whether a set (integrated set of assets and activities) should be accounted for as an acquisition of a business or a group of assets. The framework adds an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If that screen is met, the set is not a business. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this update on its consolidated financial statements, but it is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The specific issues addressed include debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and separately identifiable cash flows and application of the predominance principle. This update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2018. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several areas of accounting for employee share-based payments, including the accounting for income taxes and forfeitures and the classification of excess tax benefits and employee taxes paid when directly withholding shares for tax-withholding purposes. This ASU requires that excess tax benefits for share-based payments be recognized as income tax expense and classified within operating cash flows rather than being recorded within additional paid-in capital and classified within financing cash flows. This update is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2017. The Company will adopt the update effective April 1, 2017. Due to the nature of share-based payment exercise patterns, the Company will not know all potential impacts of the update until the end of the quarter in which the standard is adopted. The Company believes the most significant impact will come from the amendments related to accounting for excess tax benefits, which will result in recognition of excess tax benefits against income tax expenses rather than additional paid-in capital.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lessees recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. For income statement purposes, leases will be classified as either finance leases or operating leases. This update is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2019. This update should be applied at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of this standard on its consolidated financial statements, which will include an increase in both assets and liabilities relating to its leasing activities.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminated the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, which for the Company was the fiscal year beginning April 1, 2016. This update was applied prospectively to adjustments to provisional amounts that occurred after the effective date. See Note 7 for additional disclosures provided as a result of adoption of this ASU, which did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This update does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Prior to issuance of this ASU, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value less normal profit margin). For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only its net realizable value, and not to the three measures required by current guidance. This update is effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2017. The Company will adopt the update effective April 1, 2017, and it is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides criteria for determining whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company was the fiscal year beginning April 1, 2016. We elected to apply this update prospectively to all arrangements entered into or materially modified after the effective date. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under previous accounting guidance, debt issuance costs were recognized as a deferred charge (an asset). The recognition and measurement of debt issuance costs are not affected by this update, only the presentation in the Consolidated Balance Sheet. This update is effective retrospectively for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, which for the Company was the fiscal year beginning April 1, 2016. The Company’s adoption of this update, as of the effective date, is a change in accounting principle.

In July 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company elected to present all debt issuance costs, net of accumulated amortization, as a direct deduction from the carrying amount of the debt liability, including those related to our line-of-credit arrangements. As a result, $1,665 and $6,335 were reclassified from prepaid expenses and other non-current assets, respectively, to long-term debt in the Consolidated Balance Sheets as of March 31, 2016. See Note 8 for additional information on debt issuance costs.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides revised guidance for revenue recognition. The standard’s core principle is that an entity should recognize revenue for transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance provides five steps that should be applied to achieve that core principle. In July 2015, the FASB deferred the effective date of this standard by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is the fiscal year beginning April 1, 2018. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations for Topic 606. In April 2016, the FASB issued ASU 2016-10, which clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In December 2016, the FASB issued ASU 2016-20, which further clarifies and removes inconsistencies in ASU 2014-09 guidance. These updates can be applied retrospectively to each period presented or as a cumulative-effect adjustment (modified retrospective) as of the date of adoption. The Company has begun its process for implementing this guidance, including a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company plans to adopt the new revenue guidance and these updates for the fiscal year beginning April 1, 2018 using the modified retrospective approach and is currently evaluating the impact of this update on its consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the consolidated financial statements.

(3)	ACQUISITIONS

Super Enterprise Holdings Berhad (Super Label) Summary

On August 11, 2015, the Company acquired 90% of the shares of Super Label based in Kuala Lumpur, Malaysia, which was publicly listed on the Malaysian stock exchange. During the second and third quarters of fiscal 2016, the Company acquired the remaining shares and delisted Super Label. Super Label has operations in Malaysia, Indonesia, the Philippines, Thailand and China and produces home & personal care, food and beverage and specialty consumer products labels. This acquisition expanded our presence in China and gave us access to new label markets in Southeast Asia.

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

The cash portion of the purchase price was funded through borrowings under our Credit Agreement (see Note 8). Net cash acquired included $8,152 of cash acquired less $2,117 of bank debt assumed. The Company spent $1,434 in acquisition expenses related to the Super Label acquisition. These expenses were recorded in selling, general, and administrative expenses in the consolidated statements of income, $7 in fiscal 2017 and $1,427 in fiscal 2016.

Barat Group (Barat) Summary

On May 4, 2015, the Company acquired 100% of Barat based in Bordeaux, France. Barat operates four manufacturing facilities in Bordeaux and Burgundy, France, and the acquisition gives the Company access to the label market in the Bordeaux wine region and expands our presence in Burgundy. The acquisition included a 30% minority interest in Gironde Imprimerie Publicité (GIP), which was accounted for under the cost method based upon Multi-Color’s inability to exercise significant influence over the business. The results of Barat’s operations were included in the Company’s consolidated financial statements beginning on May 4, 2015.

The purchase price for Barat consisted of the following:

Cash from proceeds of borrowings	$47,813
Deferred payment	2,160

Purchase price, before cash acquired	49,973
Net cash acquired	(746)

Total purchase price	$49,227

The cash portion of the purchase price was funded through the Credit Agreement (see Note 8). The purchase price included $2,160 due to the seller, which was paid during the three months ended September 30, 2015. Net cash acquired included $4,444 of cash acquired less $3,698 of bank debt assumed related to capital leases. The Company spent $1,500 in acquisition expenses related to the Barat acquisition. These expenses were recorded in selling, general and administrative expenses in the consolidated statements of income, $12 in fiscal 2017, $816 in fiscal 2016 and $672 in fiscal 2015.

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

During fiscal 2017, goodwill decreased by $4,741 related to measurement period adjustments for the Super Label acquisition, primarily $4,601 and $1,683 related to the final valuation of property, plant and equipment and intangible assets, respectively, partially offset by an increase of $1,654 related to the final valuation of deferred tax assets and liabilities. No material measurement period adjustments related to Super Label were recognized in the consolidated statements of income in fiscal 2017 that would have been recognized in previous periods if the adjustments to provisional amounts were recognized as of the acquisition date.

During fiscal 2016, goodwill increased by $7,328 related to measurement period adjustments for the Super Label acquisition. This increase was primarily due to a measurement period adjustment of $6,321 related to the fair value of the noncontrolling interests acquired and $2,428 in additional purchase price paid in conjunction with the compulsory acquisition of the remaining shares of Super Label during the third quarter of fiscal 2016, partially offset by decreases related to the preliminary valuation of intangible assets of $754 and updated valuation of current and deferred tax assets and liabilities.

During fiscal 2016, goodwill decreased by $15,053 related to measurement period adjustments for the Barat acquisition. This decrease was primarily due to completion of the valuation of intangible assets and property, plant and equipment of $21,852 and $1,497, respectively, partially offset by an increase of $7,956 due to completion of the final valuation of current and deferred tax assets and liabilities.

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

Identifiable intangible assets are amortized over their useful lives based upon a number of assumptions including the estimated period of economic benefit and utilization. The weighted-average amortization period for identifiable intangible assets acquired in the Barat acquisition is 19 years.

The goodwill for Super Label is attributable to access to the label markets in Malaysia, Indonesia, the Philippines and Thailand and the acquired workforce. The goodwill for Barat is attributable to access to the label market in the Bordeaux wine region and the acquired workforce. Goodwill arising from the Super Label and Barat acquisitions is not deductible for income tax purposes.

Below is a roll forward of the goodwill acquired from the acquisition date to March 31, 2017:

	Super Label	Barat
Balance at acquisition date	$8,668	$23,391
Foreign exchange impact	(716)	(1,035)

Balance at March 31, 2017	$7,952	$22,356

The accounts receivable acquired as part of the Super Label acquisition had a fair value of $8,479 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $8,809 and the estimated contractual cash flows not expected to be collected are $330. The accounts receivable acquired as part of the Barat acquisition had a fair value of $8,489 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $8,679 and the estimated contractual cash flows not expected to be collected are $190.

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

Other Acquisition Activity

On January 3, 2017, the Company acquired 100% of Graphix Labels and Packaging Pty Ltd. (Graphix) for $17,261. The purchase price included $1,631 that is deferred for two years after the closing date. Graphix is located in Melbourne, Victoria, Australia and specializes in producing labels for both the food & beverage and wine & spirits markets. In January 2017, the Company acquired an additional 67.6% of the common shares of Gironde Imprimerie Publicité (GIP) for $2,084 plus net debt assumed of $862. The purchase price included $208 that is deferred for one year after the closing date. The Company acquired 30% of GIP as part of the Barat acquisition in fiscal 2016, which included a fair value equity interest in GIP of $771. Immediately prior to obtaining a controlling interest in GIP, the Company recognized a gain of $690 as a result of re-measuring the fair value of the equity interest based on the most recent share activity. GIP is located in the Bordeaux region of France and specializes in producing labels for the wine & spirits market. On July 1, 2016, the Company acquired 100% of Italstereo Resin Labels S.r.l. (Italstereo) for $3,342 less net cash acquired of $181. The purchase price included $201 and $133 that are deferred for one and two years, respectively, after the closing date. Italstereo is located near Lucca, Italy and specializes in producing pressure sensitive adhesive resin coated labels, seals and emblems. On July 6, 2016, the Company acquired 100% of Industria Litografica Alessandrina S.r.l. (I.L.A.) for $6,301 plus net debt assumed of $3,547. The purchase price includes $819 that is deferred for three years after the closing date. I.L.A. is located in the Piedmont region of Italy and specializes in production of premium self-adhesive and wet glue labels primarily for the wine & spirits market and also services the food industry. The combined net revenues and net income included in the consolidated statement of income for the year ended March 31, 2017 for Graphix, GIP, Italstereo, and I.L.A. is $11,177 and $425, respectively. The results of operations of these acquired businesses have been included in the consolidated financial statements since the respective dates of acquisition and have been determined to be immaterial for purposes of additional disclosure.

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Graphix, GIP, Italstereo and I.L.A. The purchase price allocations may change in future periods as the fair value estimates of assets and liabilities (including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles and debt) and the valuation of the related tax assets and liabilities are completed.

On January 4, 2016, the Company acquired 100% of Cashin Print for $17,487 less net cash acquired of $135 and 100% of System Label for $11,665 less net cash acquired of $2,025. Cashin Print and System Label are located in Castlebar, Ireland and Roscommon, Ireland, respectively. The purchase prices for Cashin Print and System Label included $1,411 and $1,571, respectively, for purchase price adjustments, which were paid to the seller during the three months ended June 30, 2016. In addition, the purchase prices for Cashin Print and System Label include deferred payments of $3,317 and $1,011, respectively. These deferred payments may be paid during the fourth quarter of fiscal 2019. During the third quarter of fiscal 2017, the long-term liabilities related to these deferred payments were reduced based on management’s current estimate of the future payout and $887 was recorded in other income in the consolidated statements of income. The acquired businesses supply multinational customers in Ireland, the United Kingdom and Continental Europe and provide Multi-Color with the opportunity to supply a broader product range to a larger customer base, especially in the healthcare market. On October 1, 2015, the Company acquired 100% of Supa Stik Labels (Supa Stik) for $6,787 less net cash acquired of $977. Supa Stik is located in Perth, West Australia and services the local wine, food & beverage and healthcare label markets. The purchase price included $622 that is deferred for two years after the closing date. On May 1, 2015, the Company acquired 100% of Mr. Labels in Brisbane, Queensland Australia for $2,110. The purchase price included $196 that was deferred until the first anniversary of the closing date, which was paid during fiscal 2017. Mr. Labels provides labels primarily to food and beverage customers. The combined net revenues and net income included in the consolidated statement of income for the year ended March 31, 2016 for Cashin Print, System Label, Supa Stik and Mr. Labels were $8,679 and $922, respectively. The results of operations of these acquired businesses have been included in the consolidated financial statements since the respective dates of acquisition and have been determined to be immaterial for purposes of additional disclosure.

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

Effective February 1, 2014, the Company acquired the assets of the DI-NA-CAL label business, based near Cincinnati, Ohio, from Graphic Packaging International, Inc., for $80,667. DI-NA-CAL provides decorative label solutions primarily in the heat transfer label markets for home & personal care and food & beverage through long-standing relationships with blue chip national and multi-national customers. Upon closing, $8,067 of the purchase price was deposited into an escrow account and was to be released to the seller on the 18 month anniversary of the closing date in accordance with the provisions of the escrow agreement. The escrow amount is to fund certain potential obligations of the seller with respect to the transaction. During the second quarter of fiscal 2016, all but $598 of the escrow amount was released to the seller. As of March 31, 2017, $351 remained in the escrow account. The Company spent $452 in acquisition expenses related to the DI-NA-CAL acquisition. These expenses were recorded in selling, general and administrative expenses in the consolidated statements of income, $147 in fiscal 2015 and $305 in fiscal 2014.

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

The Company’s customers are primarily producers of home & personal care, wine & spirits, food & beverage, healthcare and specialty consumer products. Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The following table summarizes the activity in the allowance for doubtful accounts:

	2017	2016	2015
Balance at beginning of year	$2,497	$2,101	$2,028
Provision	234	1,249	330
Accounts written-off	(384)	(864)	(75)
Foreign exchange	(74)	11	(182)

Balance at end of year	$2,273	$2,497	$2,101

(5)	INVENTORIES

The Company’s inventories as of March 31 consisted of the following:

	2017	2016
Finished goods	$35,204	$35,126
Work-in-process	8,933	7,066
Raw materials	26,862	25,508

Total inventories, gross	70,999	67,700
Inventory reserves	(7,004)	(6,509)

Total inventories, net	$63,995	$61,191

(6)	PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment as of March 31 consisted of the following:

	2017	2016
Land	$4,300	$2,937
Buildings, building improvements and leasehold improvements	53,711	44,055
Machinery and equipment	330,089	309,150
Furniture, fixtures, computer equipment and software	27,648	25,178
Construction in progress	22,428	7,483

Property, plant and equipment, gross	438,176	388,803
Accumulated depreciation	(190,915)	(167,508)

Property, plant and equipment, net	$247,261	$221,295

Total depreciation expense for 2017, 2016 and 2015 was $33,480, $31,295 and $29,828, respectively.

As a result of our decision to close certain manufacturing facilities during fiscal 2016 and 2015, the Company determined that it was more likely than not that certain fixed assets at these facilities would be sold or otherwise disposed of significantly before the end of their estimated useful lives.

As a result of the decision to close our manufacturing facility located in Sonoma, California, during fiscal 2016 non-cash fixed asset impairment charges of $220 were recorded, primarily to write off certain machinery and equipment that was not transferred to other locations and was abandoned.

As a result of the decision to consolidate our manufacturing facilities located in Glasgow, Scotland, during fiscal 2016 non-cash fixed asset impairment charges of $115 were recorded, primarily to write off certain machinery and equipment that was not transferred to other locations and was abandoned.

As a result of the decision to close our manufacturing facility located in Greensboro, North Carolina, during fiscal 2016 non-cash fixed asset impairment charges of $786 were recorded, primarily to write off certain machinery and equipment that was not transferred to other locations and was abandoned.

As a result of the decision to close our manufacturing facility located in Dublin, Ireland, during fiscal 2016 non-cash fixed asset impairment charges of $219 were recorded, primarily to write off certain machinery and equipment and leasehold improvements that were not transferred to other locations and were abandoned.

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

These asset impairment charges were recorded in facility closure expenses in the consolidated statements of income. See Note 20 for further information on these facility closures.

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

In addition, the Company performed impairment testing on long-lived assets at certain manufacturing locations during fiscal 2017, 2016, and 2015 due to the existence of other impairment indicators. The undiscounted cash flows associated with the long-lived assets were greater than their carrying values, and therefore, no additional impairment was present in any of these three years.

(7)	GOODWILL AND INTANGIBLE ASSETS

The changes in the Company’s goodwill consisted of the following:

	2017	2016
Balance at beginning of year
Goodwill, gross	$434,212	$381,308
Accumulated impairment losses	(12,203)	(13,087)

Goodwill, net	422,009	368,221
Activity during the year
Acquisitions	12,551	53,833
Adjustments to prior year acquisitions	(12,049)	206
Currency translation	(9,961)	(251)

Balance at end of year
Goodwill, gross	424,941	434,212
Accumulated impairment losses	(12,391)	(12,203)

Goodwill, net	$412,550	$422,009

See Note 3 for further information regarding acquisitions.

Historically, the Company’s policy was to perform the annual goodwill impairment test as of the last day of February of each fiscal year. Beginning in fiscal 2016, the Company changed its annual goodwill impairment test date to the last day of January of each fiscal year. See Note 2 for further information.

In conjunction with our annual impairment test as of January 31, 2017, the Company performed a quantitative assessment for all of our reporting units. The first step of the impairment test compares the fair value of each reporting unit to its carrying value. We estimated the fair value of each reporting unit using a combination of: (i) a market approach based on multiples of revenue and EBITDA from recent comparable transactions and other market data; and (ii) an income approach based on expected future cash flows discounted at rates ranging between 8.5% to 11.0% in 2017. The discount rate reflects the risk associated with each respective reporting unit, including the industry and geographies in which they operate. The market and income approaches were both considered, with the income approach selected based on judgment of the comparability of the recent transactions due to the fluid nature of the business and recent acquisitions. The market approach was used to corroborate values determined by the income approach. We considered recent economic and industry trends, as well as risk in executing our current plans from the perspective of a hypothetical buyer in estimating expected future cash flows in the income approach.

For all of our reporting units, the first step of the impairment test did not indicate potential impairment as the estimated fair value of the reporting units exceeded the carrying amount. As a result, the second step of the impairment test was not required.

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

In conjunction with our annual impairment test as of January 31, 2016, the Company performed a qualitative assessment for all but two of our reporting units and determined that it was not more likely than not that the fair values of the reporting units were less than the carrying values. Due to changes in sales forecasts during fiscal 2016, the Company performed the first step of the two-step goodwill impairment test for the Latin America Consumer Product Goods (LA CPG) reporting unit. As it passed the first step of the fiscal 2015 impairment test by less than 5%, the Company performed the first step of the two-step goodwill impairment test for the Asia Pacific Wine & Spirits (AP W&S) reporting unit. For both LA CPG and AP W&S, the first step of the impairment test did not indicate potential impairment as the estimated fair value of the reporting unit exceeded the carrying amount. As a result, the second step of the impairment test was not required.

As a result of our fiscal 2014 impairment test, the Company recorded an estimated non-cash goodwill impairment charge of $13,475 related to our Latin America Wine & Spirits (LA W&S) reporting unit in fiscal 2014. During fiscal 2015, the Company finalized the fiscal 2014 impairment test and recorded an additional non-cash goodwill impairment charge of $951 for LA W&S.

Based on operating results for the Europe Wine & Spirits (EUR W&S) reporting unit, a quantitative goodwill impairment assessment was performed during the second quarter of 2017 for this reporting unit. No impairment was indicated. Based on operating results for the LA CPG and LA W&S reporting units during fiscal 2015, a quantitative goodwill impairment assessment was performed as of September 30, 2014 for those two reporting units. No impairment was indicated. No events or changes in circumstances occurred in 2016 that required goodwill impairment testing in between annual tests.

The Company’s intangible assets as of March 31 consisted of the following:

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$228,518	$(61,546)	$166,972	$215,317	$(49,258)	$166,059
Technologies	1,658	(1,368)	290	1,308	(1,308)	—
Trademarks	1,013	(1,013)	—	1,101	(1,082)	19
Licensing intangible	1,958	(1,958)	—	2,091	(2,091)	—
Non-compete agreements	5,063	(3,116)	1,947	5,160	(2,149)	3,011
Lease intangible	128	(117)	11	137	(80)	57

Total	$238,338	$(69,118)	$169,220	$225,114	$(55,968)	$169,146

The intangible assets were established in connection with completed acquisitions. They are amortized, using the straight-line method, over their estimated useful lives based on a number of assumptions including customer attrition rates, percentage of revenue attributable to technologies, royalty rates and projected future revenue growth. The weighted-average amortization period for the intangible assets acquired in fiscal 2017 is 13 years. The weighted-average amortization period for the intangible assets acquired in fiscal 2016 is 16 years. Total amortization expense of intangible assets for 2017, 2016 and 2015 was $14,425, $13,178 and $11,541, respectively.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	7 to 21 years
Technologies	7 to 8 years
Trademarks	1 to 2 years
Licensing intangible	5 years
Non-compete agreements	2 to 7 years
Lease intangible	3 years

The annual estimated amortization expense for future years is as follows:

Fiscal 2018	$14,258
Fiscal 2019	14,067
Fiscal 2020	14,067
Fiscal 2021	13,699
Fiscal 2022	12,324
Thereafter	100,805

Total	$169,220

The Company performed impairment testing on long-lived assets, including intangibles, at certain manufacturing locations during fiscal 2017 and 2016 due to the existence of impairment indicators. The estimated undiscounted future cash flows associated with the long-lived assets were greater than their carrying values, and therefore, no impairment was present in either of these two years related to intangible assets.

(8)	DEBT

The components of the Company’s debt as of March 31 consisted of the following:

	2017			2016
	Principal	Unamortized Debt Issuance Costs	Long-Term Debt Less Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Long-Term Debt Less Unamortized Debt Issuance Costs
6.125% Senior Notes (1)	$250,000	$(3,822)	$246,178	$250,000	$(4,497)	$245,503
U.S. Revolving Credit Facility (2)	198,100	(2,335)	195,765	230,000	(3,258)	226,742
Australian Revolving Sub-Facility (2)	31,965	(178)	31,787	27,948	(245)	27,703
Capital leases	7,412	—	7,412	5,745	—	5,745
Other subsidiary debt	359	—	359	586	—	586

Total debt	487,836	(6,335)	481,501	514,279	(8,000)	506,279
Less current portion of debt	(2,093)	—	(2,093)	(1,573)	—	(1,573)

Total long-term debt	$485,743	$(6,335)	$479,408	$512,706	$(8,000)	$504,706

(1)	The 6.125% Senior Notes are due on December 1, 2022.

(2)	Borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility mature on November 21, 2019.

The following is a schedule of future annual principal payments as of March 31, 2017:

	Debt	Capital Leases	Total
Fiscal 2018	$129	$1,964	$2,093
Fiscal 2019	114	1,837	1,951
Fiscal 2020	230,101	1,768	231,869
Fiscal 2021	37	1,375	1,412
Fiscal 2022	33	468	501
Thereafter	250,010	—	250,010

Total	$480,424	$7,412	$487,836

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

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.72% and 2.33% at March 31, 2017 and 2016, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.43% and 3.89% at March 31, 2017 and 2016, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of March 31, 2017, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $1,665, $1,692 and $2,200 in interest expense in 2017, 2016 and 2015, respectively, in the consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at March 31, 2017 consisted of $256,387 under the U.S. Revolving Credit Facility and $8,035 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at March 31, 2017 in the amount of $9,676.

The carrying value of debt approximates fair value. The fair value of long-term debt is based on observable inputs, including quoted market prices (Level 2). The fair value of the Notes was $260,625 as of March 31, 2017.

Capital Leases

The present value of the net minimum payments on the capitalized leases as of March 31 is as follows:

	2017	2016
Total minimum lease payments	$8,327	$6,289
Less amount representing interest	(915)	(544)

Present value of net minimum lease payments	7,412	5,745
Current portion	(1,964)	(1,227)

Capitalized lease obligations, less current portion	$5,448	$4,518

Included in the consolidated balance sheet as of March 31, 2017 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $10,702 and $1,959, respectively. Included in the consolidated balance sheet as of March 31, 2016 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $7,686 and $393, respectively. The capitalized leases carry interest rates from 2.32% to 10.11% and mature from fiscal 2018 to fiscal 2022.

(9)	FINANCIAL INSTRUMENTS

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

The gains (losses) on the interest rate swaps recognized were as follows:

	2017	2016
Interest rate swaps not designated as hedging instruments:
Loss reclassified from AOCI into earnings	$(329)	$(788)
Gain recognized in earnings	225	1,064

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

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. During the year ended March 31, 2017, the Company’s forward contracts were not designated as hedging instruments; therefore, changes in the fair value of the contracts were immediately recognized in other income and expense in the consolidated statements of income.

One contract to fix the purchase price of a Euro denominated firm commitment for the purchase of a press and other equipment that settled during 2016 was designated as a hedging instrument; therefore, changes in the fair value of the contract were recorded in other income and expense in the same period during which the related hedged item affected the consolidated statements of income.

The amount of gain (loss) on the foreign currency forward contracts recognized in the consolidated statements of income was as follows:

	2017	2016
Foreign currency forward contracts designated as hedging instruments:
Gain (loss) on foreign currency forward contracts	$—	$470
Gain (loss) on related hedged items	—	(470)
Foreign currency forward contracts not designated as hedging instruments:
Gain (loss) on foreign currency forward contracts	$220	$31
Gain (loss) on related hedged items	(188)	(32)

(10)	ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s accrued expenses and other liabilities as of March 31 consisted of the following:

	2017	2016
Accrued payroll and benefits	$24,286	$20,176
Accrued income taxes	5,604	3,016
Professional fees	500	2,730
Accrued taxes other than income taxes	1,616	1,372
Deferred lease incentive	209	266
Accrued interest	5,178	5,310
Accrued severance	47	90
Customer rebates	2,672	2,541
Deferred press payments	—	898
Exit and disposal costs related to facility closures	123	370
Deferred payments	1,068	5,072
Deferred revenue	7,076	6,771
Other	5,379	4,282

Total accrued expenses and other liabilities	$53,758	$52,894

(11)	EMPLOYEE BENEFIT PLANS

The Company maintains a 401K retirement savings plan (Plan) for U.S. employees who meet certain service requirements. The Plan provides for voluntary contributions by eligible U.S. employees up to a specified maximum percentage of gross pay. At the discretion of the Company’s Board of Directors, the Company may contribute a specified matching percentage of the employee contributions. The Company also makes contributions to various retirement savings plans for Australian employees as required by law equal to 9% of gross pay and to other voluntary and involuntary defined contribution plans in China, Canada, England, Ireland, Italy, Mexico, Scotland, South Africa and Switzerland. Company contributions to these retirement savings plans were $5,189, $4,982 and $4,437 in 2017, 2016 and 2015, respectively.

The Company sponsors several pension plans, including our principal pension plan for certain former U.S. employees as well as other subsidiary pension plans around the globe. Our principal pension plan which is discussed below, is a single employer defined benefit pension plan (Pension Plan) which covers eligible union employees at its former Norway, Michigan plant who were hired prior to July 14, 1998. The Pension Plan provides benefits based on a flat payment formula and years of credited service at a normal retirement age of 65. The benefits are actuarially reduced for early retirement. The Company recorded $145, $89 and $158 of net periodic benefit cost in 2017, 2016 and 2015, respectively.

The Company used a March 31 measurement date (the fiscal year end) for the Pension Plan in 2017 and 2016. The plans’ benefit obligations, plan assets and funded status as of March 31, 2017 and 2016 are as follows: the Company’s benefit obligation was $1,136 and $1,653 as of March 31, 2017 and 2016, respectively. The fair value of plan assets was $580 and $959 as of March 31, 2017 and 2016, respectively. As of March 31, 2017 and 2016, the Company’s unfunded obligation was $556 and $694, respectively.

Non-U.S. Plans

Certain subsidiaries outside the United States sponsor defined benefit postretirement plans that cover eligible regular employees. The Company deposits funds and/or purchases investments to fund these plans in addition to providing reserves for these plans. Benefits under the defined benefit plans are typically based on years of service and the employee’s compensation. The range of assumptions that are used for the non-U.S. defined benefit plans reflect the different economic environments within the various countries. These defined benefit plans are recorded based upon local accounting standards and are immaterial to the Company’s financial position and results of operations.

(12)	INCOME TAXES

Earnings before income taxes were as follows:

	2017	2016	2015
U.S.	$65,113	$55,764	$57,958
Foreign	23,100	11,046	12,914

Total	$88,213	$66,810	$70,872

The provision (benefit) for income taxes as of March 31 includes the following components:

	2017	2016	2015
Current:
Federal	$16,889	$11,492	$10,923
State and local	2,498	1,103	1,421
Foreign	9,298	4,268	6,289

Total Current	28,685	16,863	18,633

Deferred:
Federal	987	5,360	6,880
State and local	(147)	437	1,025
Foreign	(2,677)	(3,679)	(1,382)

Total Deferred	(1,837)	2,118	6,523

Total	$26,848	$18,981	$25,156

The following is a reconciliation between the U.S. statutory federal income tax rate and the effective tax rate:

	2017	2016	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.7%	2.1%	2.9%
Section 199 deduction	(1.8)%	(1.5)%	(1.2)%
International rate differential	(3.3)%	(2.6)%	(1.2)%
Unrecognized tax benefits	(0.9)%	(1.6)%	0.4%
Foreign permanent differences	(2.1)%	(2.0)%	(2.1)%
Non-deductible transaction costs	0.2%	1.5%	0.3%
Valuation allowances	1.2%	(2.2)%	0.8%
Goodwill impairment	—	—	0.3%
Other	0.4%	(0.3)%	0.3%

Effective tax rate	30.4%	28.4%	35.5%

The net deferred tax components as of March 31 consisted of the following:

	2017	2016
Deferred tax liabilities:
Book basis over tax basis of fixed assets	$(28,911)	$(26,075)
Book basis over tax basis of intangible assets	(45,044)	(45,671)
Lease obligations	—	(948)
Deferred financing costs	(434)	(628)
Other	(185)	(228)

Total deferred tax liabilities	(74,574)	(73,550)

Deferred tax assets:
Inventory reserves	1,632	1,822
Inventory capitalization	595	282
Allowance for doubtful accounts	332	391
Stock based compensation expense	1,535	1,339
Minimum pension liability	642	637
Loss carry forward amounts	5,215	5,947
Credit carry forward amounts	378	331
Interest rate swaps	—	126
State basis over tax basis of fixed assets	565	552
Non-deductible accruals and other	5,037	4,033
Deferred compensation	206	104
Lease obligations	384	—

Gross deferred tax asset	16,521	15,564
Valuation allowance	(4,860)	(4,494)

Net deferred tax asset	11,661	11,070

Net deferred tax liability	$(62,913)	$(62,480)

As of March 31, 2017, Multi-Color had tax-effected state and foreign operating loss carryforwards of $727 and $4,488, respectively. As of March 31, 2016, Multi-Color had tax-effected state and foreign operating loss carryforwards of $875 and $5,072, respectively. There were no federal operating loss carryforwards as of March 31, 2017 and 2016. The state operating loss carryforwards will expire between fiscal 2026 and fiscal 2031. The foreign operating loss carryforwards include $1,577 with no expiration date; the remainder will expire between fiscal 2019 and fiscal 2033. The state operating loss carryforwards include losses of $727 that were acquired in connection with business combinations. Utilization of the acquired state tax loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986.

As of March 31, 2017 and 2016, Multi-Color had valuation allowances of $4,860 and $4,494, respectively. As of March 31, 2017 and 2016, $4,752 and $4,366, respectively, of the valuation allowances related to certain deferred tax assets in foreign jurisdictions due to the uncertainty of the realization of future tax benefits from those assets.

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

As of March 31, 2017 and 2016, the Company had liabilities of $5,665 and $6,253, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the years ended March 31, 2017 and 2016, the Company recognized $175 and $(118), respectively, of interest and penalties in income tax expense in the consolidated statements of income. The liability for the gross amount of interest and penalties at March 31, 2017 and 2016 was $1,892 and $1,806, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the year ended March 31, 2017, the Company released $1,381 of reserves, including interest and penalties, related to uncertain tax positions for which the statutes of limitations have lapsed or there was a reduction in the tax position related to a prior year. The Company believes that it is reasonably possible that $1,759 of unrecognized tax benefits as of March 31, 2017 could be released within the next 12 months due to lapse of statute of limitations and settlements of certain foreign and domestic income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $5,075.

A summary of the activity for the Company’s unrecognized tax benefits as of March 31 is as follows:

	2017	2016
Beginning balance	$6,253	$4,045
Additions based on tax positions related to the current year	196	318
Additions of tax positions of prior years	684	3,515
Reductions of tax positions of prior years	(7)	(166)
Lapse of applicable statutes of limitations	(1,091)	(1,280)
Currency translation	(370)	(179)

Ending balance	$5,665	$6,253

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At March 31, 2017, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2014. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2012. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

The Company did not provide for U.S. federal income taxes or foreign withholding taxes in fiscal 2017 on approximately $54,882 of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. Quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable. The Company may periodically repatriate a portion of these earnings to the extent we can do so essentially tax-free or at minimal tax cost.

(13)	MAJOR CUSTOMERS

During 2017, 2016 and 2015, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17%, 17% and 18%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

In addition, accounts receivable balances from The Procter & Gamble Company approximated 4% and 2% of the Company’s total accounts receivable balance at March 31, 2017 and 2016, respectively. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

(14)	EARNINGS PER COMMON SHARE

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	2017		2016		2015
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic EPS	16,879	$3.61	16,750	$2.85	16,623	$2.75
Effect of dilutive securities	145	(0.03)	202	(0.03)	254	(0.04)

Diluted EPS	17,024	$3.58	16,952	$2.82	16,877	$2.71

The Company excluded 172, 120 and 102 shares in the fiscal years ended March 31, 2017, 2016 and 2015, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

(15)	STOCK-BASED COMPENSATION

The Company maintains incentive plans which authorize the issuance of stock-based compensation including stock options, restricted stock and restricted share units to officers, key employees and non-employee directors. New shares are issued upon exercise of stock options or vesting of restricted stock or restricted share units. As of March 31, 2017, 1,075 shares of common stock remained reserved for future issuance under the 2012 Stock Incentive Plan, 2003 Stock Incentive Plan, as amended, and 2006 Director Equity Compensation Plan.

The Company measures compensation costs related to share-based transactions at the grant date, based on the fair value of the award, and recognizes them as expense over the requisite service period.

For the year ended March 31, 2017, the Company recorded pre-tax compensation expense for stock-based incentive awards of $3,042 which increased selling, general and administrative expenses by $2,064 and cost of revenues by $978 and had an associated tax benefit of $943.

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

Stock Options

Stock options granted under the plans enable the holder to purchase common stock at an exercise price not less than the market value on the date of grant and will expire not more than ten years after the date of grant. The applicable options vest ratably over a five year period. The Company calculates the value of each employee stock option, estimated on the grant date, using the Black-Scholes model and the following weighted average assumptions:

	2017	2016	2015
Expected life (years)	5.8	5.8	6.2
Risk-free interest rate	1.2%	1.9%	2.0%
Expected volatility	38.9%	40.1%	51.9%
Dividend yield	0.3%	0.3%	0.6%

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

A summary of the changes in the options outstanding for years ended March 31, 2017, 2016 and 2015 is shown below:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at March 31, 2014	895	$19.65
Granted	121	$37.29
Exercised	(324)	$17.01		$10,021
Forfeited	(36)	$19.26

Outstanding at March 31, 2015	656	$24.24
Granted	157	$61.85
Exercised	(190)	$21.41		$8,037
Forfeited	(23)	$35.97

Outstanding at March 31, 2016	600	$34.50
Granted	32	$61.62
Exercised	(136)	$24.52		$5,664
Forfeited	(25)	$41.66

Outstanding at March 31, 2017	471	$38.84	6.4	$15,132

Exercisable at March 31, 2017	191	$26.72	4.9	$8,475
Exercisable at March 31, 2016	194	$20.03	4.7	$6,449

As of March 31, 2017, the total compensation cost related to nonvested options not yet recognized and the weighted-average period over which it is expected to be recognized is $3,722 and 3.0 years, respectively.

The weighted average grant-date fair value of options granted during the year ended March 31, 2017, 2016 and 2015 was $22.72, $24.35 and $18.10, respectively. Cash received from options exercised during the year ended March 31, 2017 was $2,742, with a tax benefit of

$1,146. The total grant-date fair value of options vested during the year ended March 31, 2017, 2016 and 2015 was $2,062, $1,528 and $1,265, respectively.

Restricted Stock

Restricted stock grants under the plans typically vest over a three to five year period. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and is recognized on a straight-line basis over the period the restrictions lapse. A summary of the changes in restricted shares for the year ended March 31, 2017, 2016 and 2015 is shown below:

	Restricted	Grant Date
	Shares	Fair Value
Non-vested restricted shares at March 31, 2014	35	$27.05
Granted	11	$42.46
Vested	(19)	$25.89

Non-vested restricted shares at March 31, 2015	27	$34.07
Granted	15	$68.15
Vested	(17)	$31.34

Non-vested restricted shares at March 31, 2016	25	$55.99
Granted	8	$64.50
Vested	(15)	$51.67
Forfeited	(1)	$64.05

Non-vested restricted shares at March 31, 2017	17	$62.72

As of March 31, 2017, the total compensation cost related to non-vested restricted shares not yet recognized and the weighted-average period over which it is expected to be recognized was $739 and 1.8 years. The total grant-date fair value of restricted shares vested during the year ended March 31, 2017, 2016 and 2015 was $720, $520 and $495, respectively. The Company realized a tax benefit of $112 from restricted shares vested during the year ended March 31, 2017.

Restricted Share Units

Restricted share units (RSUs) granted under the plans vest over a three year period, and the number of RSUs that will vest is based on the Company’s level of achievement of a certain performance target. Based on the extent to which the performance condition is met, it is possible for none of the RSUs to vest or for a range up to the maximum to vest. The cost of these awards is determined using the fair value of the Company’s common stock on the date of grant and is recognized over the requisite service period based on the Company’s estimate of the probable outcome of the performance condition. We evaluate our estimate quarterly, and the expense is adjusted for any change in our estimate of the probable outcome. A summary of the changes in restricted share units for the years ended March 31, 2017 and 2016 are shown below:

		Weighted Average
		Grant Date
	RSUs	Fair Value
Non-vested RSUs at March 31, 2015	—	$—
Granted	42	$64.05

Non-vested RSUs at March 31, 2016	42	$64.05
Granted	35	$61.19
Forfeited	(18)	$62.59

Non-vested RSUs at March 31, 2017	59	$62.80

As of March 31, 2017, the total compensation cost related to non-vested RSUs not yet recognized was $1,104 based upon the Company’s estimate of the probable outcome of the performance condition. The weighted-average period over which it is expected to be recognized was 1.7 years.

(16)	GEOGRAPHIC INFORMATION

During fiscal 2017, we acquired Italstereo, I.L.A., Graphix and GIP. During fiscal 2016, we acquired Cashin Print, System Label, Supa Stik, Super Label, Barat and Mr. Labels and began producing labels from our start-up operation in La Rioja, Spain. During fiscal 2015, we acquired New Era, Multi Labels and Multiprint. All of these acquisitions expanded the Company’s geographic presence. See Note 3 for further information regarding these acquisitions. The Company now manufactures labels in the United States, Argentina, Australia, Canada, Chile, China, England, France, Indonesia, Ireland, Italy, Malaysia, Mexico, the Philippines, Poland, Scotland, South Africa, Spain,

Switzerland and Thailand. Net revenues, based on the geographic area from which the product is shipped, for the years ended March 31 and long-lived assets by geographic area as of March 31 are as follows:

	2017	2016	2015
Net revenues:
United States	$511,551	$504,598	$512,383
Australia	72,450	59,237	63,245
Other International	339,294	306,990	235,144

Total	$923,295	$870,825	$810,772

	2017	2016
Long-lived assets:
United States	$370,492	$372,208
Australia	105,670	89,300
Other International	359,234	356,715

Total	$835,396	$818,223

(17)	COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has various equipment, office and facility operating leases. Leases expire on various dates through June 2026 and some of the leases contain clauses requiring escalating rent payments. Rent expense during 2017, 2016 and 2015 was $12,767, $12,920 and $12,995, respectively.

The annual future minimum rental obligations as of March 31, 2017 are as follows:

Fiscal 2018	$12,257
Fiscal 2019	9,878
Fiscal 2020	8,595
Fiscal 2021	7,433
Fiscal 2022	6,416
Thereafter	12,795

Total	$57,374

Purchase Obligations

The Company has entered into purchase agreements for various raw materials, uniforms, supplies, utilities, other services and property, plant and equipment. Total estimated purchase obligations are $17,756 at March 31, 2017.

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

(18)	SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	2017	2016	2015
Supplemental Disclosures of Cash Flow Information:
Interest paid	$23,672	$24,244	$16,033
Income taxes paid, net of refunds	21,143	18,680	16,206
Supplemental Disclosures of Non-Cash Activities:
Additional minimum pension liability	$(282)	$57	$(275)
Capital expenditures incurred but not yet paid	3,323	2,446	3,664
Capital lease obligations incurred	864	3,740	—
Change in interest rate swap fair value	225	1,064	565

Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$45,328	$153,504	$48,354
Liabilities assumed	(16,669)	(39,457)	(16,854)
Liabilities for contingent / deferred payments	242	(7,326)	(260)
Noncontrolling interests	(62)	(3,476)	—

Net cash paid	$28,839	$103,245	$31,240

(19)	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the Company’s accumulated other comprehensive loss by component consisted of the following:

	Foreign	Gains and losses
	currency	on cash flow	Defined benefit
	items	hedges	pension items	Total
Balance at March 31, 2015	$(57,880)	$(681)	$(411)	$(58,972)
OCI before reclassifications (1)	(2,671)	—	(29)	(2,700)
Amounts reclassified from AOCI	—	485	64	549

Net current period OCI	(2,671)	485	35	(2,151)

Balance at March 31, 2016	(60,551)	(196)	(376)	(61,123)
OCI before reclassifications (2)	(25,042)	—	83	(24,959)
Amounts reclassified from AOCI	—	196	91	287

Net current period OCI	(25,042)	196	174	(24,672)

Balance at March 31, 2017	$(85,593)	$—	$(202)	$(85,795)

(1)	Net of tax of $18 for defined benefit pension items.

(2)	Net of tax of $(51) for defined benefit pension items.

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	2017	2016
Gains and losses on cash flow hedges:
Interest rate swaps (1)	$329	$788
Tax	(133)	(303)

Net of tax	196	485

Defined benefit pension items:
Amortization of net actuarial (gains) losses (2)	15	16
Settlement and curtailments (2)	133	88
Tax	(57)	(40)

Net of tax	91	64

Total reclassifications, net of tax	$287	$549

(1)	Reclassified from AOCI into interest expense in the consolidated statements of income. See Note 9.

(2)	Reclassified from AOCI into facility closure expenses in the consolidated statements of income. These components are included in the computation of net periodic pension cost. See Note 11.

(20)	FACILITY CLOSURES

Sonoma, California

On January 19, 2016, the Company announced plans to consolidate our manufacturing facility located in Sonoma, California, into our existing facility in Napa, California. The transition was substantially completed in the third quarter of fiscal 2017.

Below is a summary of the exit and disposal costs related to the closure of the Sonoma facility:

	Total costs expected to be incurred	Total costs incurred	Cumulative costs incurred as of March 31, 2017
		2017
Severance and other termination benefits	$6	$6	$6
Other associated costs	91	91	91

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at March 31, 2017
Severance and other termination benefits	$—	6	(6)	$—
Other associated costs	$—	91	(67)	$24

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from Sonoma to Napa.

As a result of the decision to close our Sonoma facility, the Company determined that it was more likely than not that certain fixed assets at the Sonoma facility would be sold or otherwise disposed of significantly before the end of their estimated useful lives. During fiscal 2016, non-cash impairment charges of $220 related to these assets were recorded, primarily to write off certain machinery and equipment that was not transferred to other locations and was abandoned. During fiscal 2017, the Company recorded a net gain on the sale of property, plant and equipment of $185 related to assets in Sonoma that were not transferred to Napa and were sold. In addition, the Company wrote-off $140 in property, plant and equipment that was not transferred to Napa and was abandoned. These items were recorded in facility closure expenses in the consolidated statements of income.

The cumulative costs incurred in conjunction with the closure as of March 31, 2017 are $272, which were recorded in facility closure expenses in the consolidated statements of income, $52 and $220 in 2017 and 2016, respectively.

Glasgow, Scotland

During the three months ended March 31, 2016, the Company began the process to consolidate our two manufacturing facilities located in Glasgow, Scotland into one facility. The transition was substantially completed in the fourth quarter of fiscal 2017.

Below is a summary of the exit and disposal costs related to the closure of the Glasgow facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of March 31, 2017
		2017	2016
Severance and other termination benefits	$479	$100	$379	$479
Other associated costs	642 -700	539	103	642

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at March 31, 2017
Severance and other termination benefits	$106	100	(206)	$—
Other associated costs	$—	539	(440)	$99

	Balance at March 31, 2015	Amounts Expensed	Amounts Paid	Balance at March 31, 2016
Severance and other termination benefits	$—	379	(273)	$106
Other associated costs	$—	103	(103)	$—

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved in order to consolidate our two manufacturing facilities located in Glasgow into one facility.

As a result of the decision to consolidate our Glasgow facilities, the Company determined that it was more likely than not that certain fixed assets at the closing Glasgow facility would be sold or otherwise disposed of significantly before the end of their estimated useful lives. During fiscal 2016, non-cash impairment charges of $115 related to these assets were recorded in facility closure expenses in the consolidated statements of income, primarily to write off certain machinery and equipment that was not transferred to other locations and was abandoned. During fiscal 2017, the Company recorded a net gain on the sale of property, plant and equipment of $377 related to assets that were not transferred to other locations and were sold.

The cumulative costs incurred in conjunction with the closure as of March 31, 2017 are $859, which were recorded in facility closure expenses in the consolidated statements of income, $262 and $597 in fiscal 2017 and 2016, respectively.

Greensboro, North Carolina

On October 5, 2015, the Company announced plans to consolidate our manufacturing facility located in Greensboro, North Carolina into other North American facilities. The transition was substantially completed in the fourth quarter of fiscal 2016.

Below is a summary of the exit and disposal costs related to the closure of the Greensboro facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of March 31, 2017
		2017	2016
Severance and other termination benefits	$651	$(22)	$673	$651
Contract termination costs	—	(66)	66	—
Other associated costs	844	207	637	844

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at March 31, 2017
Severance and other termination benefits	$202	(22)	(180)	$—
Contract termination costs	$66	(66)	—	$—
Other associated costs	$114	207	(321)	$—

	Balance at March 31, 2015	Amounts Expensed	Amounts Paid	Balance at March 31, 2016
Severance and other termination benefits	$—	673	(471)	$202
Contract termination costs	$—	66	—	$66
Other associated costs	$—	637	(523)	$114

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

The cumulative costs incurred in conjunction with the closure as of March 31, 2017 are $2,366, which were recorded in facility closure expenses in the consolidated statements of income, $119 and $2,247 in fiscal 2017 and 2016, respectively.

Dublin, Ireland

During the three months ended December 31, 2015, the Company began the process to consolidate our manufacturing facility located in Dublin, Ireland into our existing facility in Drogheda, Ireland. The consolidation was substantially completed in the first quarter of fiscal 2017.

Below is a summary of the exit and disposal costs related to the closure of the Dublin facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of March 31, 2017
		2017	2016
Severance and other termination benefits	$765	$102	$663	$765
Contract termination costs	177	177	—	177
Other associated costs	670	76	594	670

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at March 31, 2017
Severance and other termination benefits	$—	102	(102)	$—
Contract termination costs	$—	177	(177)	$—
Other associated costs	$83	76	(159)	$—

	Balance at March 31, 2015	Amounts Expensed	Amounts Paid	Balance at March 31, 2016
Severance and other termination benefits	$—	663	(663)	$—
Other associated costs	$—	594	(511)	$83

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from Dublin to Drogheda and costs to relocate employees.

As a result of the decision to close our Dublin facility, the Company determined that it was more likely than not that certain fixed assets at the Dublin facility would be sold or otherwise disposed of significantly before the end of their estimated useful lives. During fiscal 2016, non-cash fixed asset impairment charges of $219 were recorded in facility closure expenses in the consolidated statements of income, primarily to write off certain machinery and equipment and leasehold improvements that were not transferred to other locations and were abandoned.

The cumulative costs incurred in conjunction with the closure as of March 31, 2017 are $1,831, which were recorded in facility closure expenses in the consolidated statements of income, $355 and $1,476 in fiscal 2017 and 2016, respectively.

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

Below is a summary of the exit and disposal costs related to the closure of the Norway and Watertown facilities:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of March 31, 2017
		2016	2015
Severance and other termination benefits	$2,023	$134	$1,889	$2,023
Contract termination costs	64	—	64	64
Other associated costs	943	352	591	943

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2016	Amounts Expensed	Amounts Paid	Balance at March 31, 2017
Other associated costs	$5	—	(5)	$—

	Balance at March 31, 2015	Amounts Expensed	Amounts Paid	Balance at March 31, 2016
Severance and other termination benefits	$747	134	(881)	$—
Other associated costs	$19	352	(366)	$5

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from the Norway and Watertown facilities to other North American facilities and costs to maintain the facilities while held for sale.

During fiscal 2015, the Company recorded non-cash impairment charges of $5,208 related to property, plant and equipment at the Norway and Watertown facilities, which were recorded in facility closure expenses in the consolidated statements of income. During fiscal 2016, additional impairment charges of $534 were recorded to adjust the carrying value of the land and building held for sale at the Norway facility to their estimated fair value, less costs to sell. See Note 6. Proceeds from the sale of property, plant and equipment that was not transferred to other locations of $72 were recorded as a credit to facility closure expenses in fiscal 2015. In addition, $93 for the write-off of raw materials not transferred to other facilities was recorded in facility closure expenses in fiscal 2015.

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

During fiscal 2017, 2016 and 2015, the Company recorded settlement expense of $133, $88 and $83, respectively, related to the defined benefit pension plan that covers eligible union employees of our Norway plant who were hired prior to July 14, 1998. In addition, during fiscal 2015, the Company recorded a curtailment loss of $18 related to this defined benefit pension plan. During fiscal 2015, the Company recorded a curtailment gain of $827 related to the postretirement health and welfare plan that provides health benefits upon retirement to certain Norway plant employees hired on or before July 31, 1998. The settlement expenses and curtailment gain and loss were recorded in facility closure expenses in the consolidated statements of income.

The cumulative costs incurred in conjunction with the closure as of March 31, 2017 are $8,036, which were recorded in facility closure expenses in the consolidated statements of income, $133, $632 and $7,271 in fiscal 2017, 2016 and 2015, respectively.

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

Other Facility Closure Costs

During fiscal 2016, the Company closed a small sales office located near Toronto, Canada and recorded costs of $28 related to the closure.

(21)	QUARTERLY DATA (UNAUDITED)

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

	Quarter
Fiscal 2017	First	Second	Third	Fourth
Net revenues	$236,494	$232,140	$210,658	$244,003
Gross profit	52,093	49,953	41,217	53,546
Net income	15,910	16,534	12,195	16,726
Net income attributable to Multi-Color Corporation	15,805	16,343	12,126	16,722

Basic earnings per share	$0.94	$0.97	$0.72	$0.99
Diluted earnings per share	0.93	0.96	0.71	0.98

Fiscal 2017 results include $921 ($706 after-tax) in costs related to the closure of our manufacturing facilities located in the following: Glasgow, Scotland; Sonoma, California; Greensboro, North Carolina; Dublin, Ireland; Norway, Michigan and Watertown, Wisconsin. These expenses were recorded as follows:

	Quarter
	First	Second	Third	Fourth
Facility closure expenses	$157	$57	$393	$314

	Quarter
Fiscal 2016	First	Second	Third	Fourth
Net revenues	$217,920	$219,784	$206,028	$227,093
Gross profit	46,835	47,131	39,610	48,050
Net income	13,254	16,654	9,637	8,284
Net income attributable to Multi-Color Corporation	13,254	16,570	9,628	8,287

Basic earnings per share	$0.80	$0.99	$0.57	$0.49
Diluted earnings per share	0.79	0.98	0.57	0.49

Fiscal 2016 results include $5,200 ($3,708 after-tax) in costs related to the closure of our manufacturing facilities located in the following: Glasgow, Scotland; Sonoma, California; Greensboro, North Carolina; Dublin, Ireland; Norway, Michigan and Watertown, Wisconsin; and a sales office near Toronto, Canada. These expenses were recorded as follows:

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

In accordance with Exchange Act Rule 13a-15(b), Multi-Color’s management, with the participation of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based on this evaluation, Multi-Color has concluded that the disclosure controls and procedures were effective as of March 31, 2017.

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

(b)	Management’s Report on Internal Control over Financial Reporting

Multi-Color’s management is responsible for the preparation and accuracy of the financial statements and other information included in this report. Multi-Color’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including Multi-Color’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, Multi-Color conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2017, based on the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of March 31, 2017, its internal control over financial reporting was effective based on the Framework. The Company’s assessment of and conclusion on the effectiveness of its internal control over financial reporting did not include the internal controls of the companies it acquired during fiscal 2017 which were included in the 2017 consolidated financial statements. These acquired companies constituted $44,536 or 4.1% of the Company’s total assets as of March 31, 2017, and $11,177 or 1.2% of total net revenues, for the year end March 31, 2017.

There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Item 8 includes the audit report of Grant Thornton LLP on Multi-Color’s internal control over financial reporting as of March 31, 2017.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

The information required by the following Items will be included in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year and is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

ITEM 14.	Principal Accountant Fees and Services

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The following Consolidated Financial Statements of Multi-Color Corporation and subsidiaries and the Reports of the Independent Registered Public Accounting Firm are included in Part II, Item 8.

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the years ended March 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2017, 2016 and 2015

Consolidated Balance Sheets as of March 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended March 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Management’s Report on Internal Control Over Financial Reporting is included in Part II, Item 9A.

(a)(2)	Financial Statement Schedules:

All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation (together with amendments incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal years ending March 31, 1996 and 2000 and Current Report on Form 8-K filed on August 17, 2007)

3.2	Amended and Restated Code of Regulations (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 18, 2013)

4.1	Investor Rights Agreement of Multi-Color Corporation, dated as of October 3, 2011, by and between Multi-Color Corporation and each of the Investors whose name appears on the signature pages thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 5, 2011)

4.2	Indenture governing the 6.125% Senior Notes due 2022, dated as of November 21, 2014, by and among Multi-Color Corporation, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 21, 2014)

10.1	Guaranty and Collateral Agreement dated as of February 29, 2008 among Multi-Color Corporation, other parties thereto and Bank of America, N.A., as the Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.2	Pledge and Security Agreement dated as of February 29, 2008 made by Multi-Color Corporation Australian Acquisition Pty Limited in favor of Westpac Banking Corporation, as Australian Administrative Agent (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 6, 2008)

10.3	Asset Purchase Agreement, dated as of February 1, 2014, by and between Graphic Packaging International, Inc., Bluegrass Labels Company, LLC, MCC-Norwood, LLC, and Multi-Color Corporation (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on February 10, 2014)

10.4	Amended and Restated Credit Agreement dated as of November 21, 2014 among Multi-Color Corporation, Collotype International Holdings Pty Limited, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A., Westpac Banking Corporation, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Robobank Nederland”, New York Branch, Keybank National Association, JPMorgan Chase Bank, N.A., BMO Harris Financing, Inc., the Other Lenders Party Hereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and BMO Capital Markets (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 21, 2014)

10.5	First Amendment to Amended and Restated Credit Agreement, made and entered into as of October 28, 2015, by and among Multi-Color Corporation, Collotype International Holdings Pty Limited, the Approving Lenders, certain Subsidiaries of Multi-Color Corporation and Bank of America, N.A. (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2015)

MANAGEMENT CONTRACTS AND COMPENSATION PLANS

10.6	2003 Stock Incentive Plan (incorporated by reference from the Registrant’s proxy materials filed in connection with the 2003 Annual Meeting of Shareholders)

10.7	Amendment to 2003 Stock Incentive Plan dated August 16, 2007 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 17, 2007)

10.8	2006 Director Equity Compensation Plan (incorporated by reference from the Registrant’s proxy materials filed in connection with the 2006 Annual Meeting of Shareholders)

10.9	Amended and Restated Employment Agreement between Multi-Color Corporation and Nigel A. Vinecombe effective as of January 1, 2016 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2015)

10.10	Amendment to 2003 Stock Incentive Plan dated September 16, 2010 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 16, 2010)

10.11	2012 Stock Incentive Plan (incorporated by reference to the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders)

10.12	Amended and Restated Employment Agreement between Multi-Color Corporation and Vadis Rodato effective as of January 1, 2016 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2015)

10.13	Employment Agreement between Multi-Color Corporation and Sharon Birkett effective as of July 1, 2014 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2014)

10.14	Form of Indemnification Agreement dated February 3, 2015, by and between Multi-Color Corporation and the respective Indemnified Representative (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2014)

10.15	Employment Letter dated December 2, 2014 regarding compensation of Tim Lutz (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2015)

10.16	Addendum to Employment Letter dated January 20, 2016 regarding compensation of Tim Lutz (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2016)

10.17	Form of Restricted Share Agreement (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2015)

10.18	Form of Restricted Share Unit Agreement (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2015)

10.19	Employment Agreement between Multi-Color Corporation and David Buse effective as of January 1, 2016 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2015)

21	Subsidiaries of Multi-Color Corporation

23	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

24	Power of Attorney (included as part of signature page)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION

Dated: May 30, 2017

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

Name	Capacity	Date

/s/ Vadis A. Rodato	President, Chief Executive Officer and Director	May 30, 2017
Vadis A. Rodato	(Principal Executive Officer)

/s/ Sharon E. Birkett	Vice President, Chief Financial Officer, Secretary	May 30, 2017
Sharon E. Birkett	(Principal Financial Officer)

/s/ Timothy P. Lutz	Chief Accounting Officer	May 30, 2017
Timothy P. Lutz	(Principal Accounting Officer)

/s/ Nigel A. Vinecombe	Executive Chairman of the Board of Directors	May 30, 2017
Nigel A. Vinecombe

/s/ Ari J. Benacerraf	Director	May 30, 2017
Ari J. Benacerraf

/s/ Robert R. Buck	Director	May 30, 2017
Robert R. Buck

/s/ Charles B. Connolly	Director	May 30, 2017
Charles B. Connolly

/s/ Simon T. Roberts	Director	May 30, 2017
Simon T. Roberts

/s/ Matthew M. Walsh	Director	May 30, 2017
Matthew M. Walsh