Form 10-Q
period 2017-06-30
MULTI COLOR Corp
filed 2017-08-09
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

Common shares, no par value – 17,045,456 (as of July 31, 2017)

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation: factors discussed in conjunction with a forward-looking statement; changes in global economic and business conditions; changes in business strategies or plans; raw material cost pressures; availability of raw materials; availability to pass raw material cost increases to our customers; interruption of business operations; changes in, or the failure to comply with, government regulations, legal proceedings and developments; acceptance of new product offerings, services and technologies; new developments in packaging; our ability to effectively manage our growth and execute our long-term strategy; our ability to manage foreign operations and the risks involved with them, including compliance with applicable anti-corruption laws; currency exchange rate fluctuations; our ability to manage global political uncertainty; terrorism and political unrest; increases in general interest rate levels and credit market volatility affecting our interest costs; competition within our industry; our ability to consummate and successfully integrate acquisitions; our ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; risk that some of our goodwill may be or later become impaired; the success and financial condition of our significant customers; dependence on information technology; our ability to market new products; our ability to maintain an effective system of internal control; ongoing claims, lawsuits and governmental proceedings, including environmental proceedings; availability, terms and developments of capital and credit; dependence on key personnel; quality of management; our ability to protect our intellectual property and the potential for intellectual property litigation; employee benefit costs; and risk associated with significant leverage. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the factors described in this paragraph, Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2017 contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30, 2017	June 30, 2016
Net revenues	$242,440	$236,494
Cost of revenues	192,983	184,401

Gross profit	49,457	52,093
Selling, general and administrative expenses	23,589	22,654
Facility closure expenses	34	157

Operating income	25,834	29,282
Interest expense	6,335	6,456
Other (income) expense, net	1,199	(270)

Income before income taxes	18,300	23,096
Income tax expense	4,158	7,186

Net income	14,142	15,910
Less: Net income attributable to noncontrolling interests	36	105

Net income attributable to Multi-Color Corporation	$14,106	$15,805

Weighted average shares and equivalents outstanding:
Basic	16,943	16,799
Diluted	17,152	16,961

Basic earnings per common share	$0.83	$0.94
Diluted earnings per common share	$0.82	$0.93
Dividends per common share	$0.05	$0.05

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended
	June 30, 2017	June 30, 2016
Net income	$14,142	$15,910
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (1)	19,064	(13,373)
Unrealized gain on interest rate swaps, net of tax (2)	—	165

Total other comprehensive income (loss)	19,064	(13,208)

Comprehensive income	33,206	2,702
Less: Comprehensive income (loss) attributable to noncontrolling interests	(30)	40

Comprehensive income attributable to Multi-Color Corporation	$33,236	$2,662

(1)	The amount for the three months ended June 30, 2017 and 2016 includes a tax impact of $(284) and $229, respectively, related to the settlement of foreign currency denominated intercompany loans.

(2)	Amount is net of tax of $(32) for the three months ended June 30, 2016.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$25,891	$25,229
Accounts receivable, net of allowance of $2,586 and $2,273 at June 30, 2017 and March 31, 2017, respectively	144,759	141,211
Other receivables	8,144	7,871
Inventories, net	70,418	63,995
Prepaid expenses	11,507	12,187
Other current assets	2,032	3,253

Total current assets	262,751	253,746
Property, plant and equipment, net of accumulated depreciation of $203,293 and $190,915 at June 30, 2017 and March 31, 2017, respectively	256,060	247,261
Goodwill	420,406	412,550
Intangible assets, net	170,244	169,220
Other non-current assets	5,674	6,365
Deferred income tax assets	2,859	2,848

Total assets	$1,117,994	$1,091,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,530	$2,093
Accounts payable	87,933	88,475
Accrued expenses and other liabilities	49,086	53,758

Total current liabilities	139,549	144,326
Long-term debt	474,659	479,408
Deferred income tax liabilities	67,473	65,761
Other liabilities	20,433	20,675

Total liabilities	702,114	710,170
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 40,000 shares authorized, 17,306 and 17,254 shares issued at June 30, 2017 and March 31, 2017, respectively	1,059	1,054
Paid-in capital	160,629	158,399
Treasury stock, 305 and 302 shares at cost at June 30, 2017 and March 31, 2017, respectively	(11,420)	(11,168)
Retained earnings	329,717	316,461
Accumulated other comprehensive loss	(66,665)	(85,795)

Total stockholders’ equity attributable to Multi-Color Corporation	413,320	378,951
Noncontrolling interests	2,560	2,869

Total stockholders’ equity	415,880	381,820

Total liabilities and stockholders’ equity	$1,117,994	$1,091,990

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

						Accumulated Other Comprehensive Loss
	Common Stock
	Shares Issued	Amount	Paid-In Capital	Treasury Stock	Retained Earnings		Noncontrolling Interests	Total
March 31, 2017	17,254	$1,054	$158,399	$(11,168)	$316,461	$(85,795)	$2,869	$381,820
Net income					14,106		36	14,142
Other comprehensive income (loss)						19,130	(66)	19,064
Issuance of common stock	47	5	1,320					1,325
Restricted stock grant	5							—
Stock-based compensation			910					910
Shares acquired under employee plans				(252)				(252)
Common stock dividends					(850)			(850)
Dividends paid to noncontrolling interests							(279)	(279)

June 30, 2017	17,306	$1,059	$160,629	$(11,420)	$329,717	$(66,665)	$2,560	$415,880

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,142	$15,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,492	8,416
Amortization of intangible assets	3,604	3,460
Amortization of deferred financing costs	404	423
Net loss on disposal of property, plant and equipment	223	29
Net gain on interest rate swaps	—	(28)
Stock-based compensation expense	910	919
Excess tax benefit from stock-based compensation	—	(318)
Deferred income taxes, net	191	27
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	239	(4,410)
Inventories	(5,053)	(4,262)
Prepaid expenses and other assets	3,049	5,766
Accounts payable	(4,092)	(3,404)
Accrued expenses and other liabilities	(6,964)	(4,242)

Net cash provided by operating activities	15,145	18,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,272)	(10,021)
Investment in acquisitions, net of cash acquired	—	(3,123)
Proceeds from sale of property, plant and equipment	195	32

Net cash used in investing activities	(10,077)	(13,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	58,539	69,355
Payments under revolving lines of credit	(63,279)	(72,425)
Repayments of long-term debt	(706)	(357)
Payment of acquisition related deferred payment	—	(188)
Proceeds from issuance of common stock	1,080	1,012
Excess tax benefit from stock-based compensation	—	318
Dividends paid	(1,126)	(1,337)

Net cash used in financing activities	(5,492)	(3,622)

Effect of foreign exchange rate changes on cash	1,086	(912)

Net increase in cash and cash equivalents	662	640
Cash and cash equivalents, beginning of period	25,229	27,709

Cash and cash equivalents, end of period	$25,891	$28,349

See accompanying Notes to Condensed Consolidated Financial Statements.

See Note 14 for supplemental cash flow disclosures.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except for statistical, per share data and percentages)

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. A description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017 (the “2017 10-K”). These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2017 10-K.

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

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles-Goodwill and Other,” which simplifies the accounting for goodwill impairments. This update removes step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This update is effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, which for the Company is any annual or interim goodwill impairment tests performed after April 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several areas of accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and the classification on the statement of cash flows. This update is effective prospectively for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this standard on April 1, 2017 and recognized excess tax benefits of $655 in income tax expense as a discrete item during the three months ended June 30, 2017. This amount may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to April 1, 2017, excess tax benefits were recognized in additional paid-in capital. Additionally, excess tax benefits are now included in net operating cash flows rather than net financing cash flows in the Company’s consolidated statements of cash flows. The treatment of forfeitures has not changed, as the Company is electing to continue the current process of estimating forfeitures at the time of grant. The Company had no unrecognized excess tax benefits from prior periods to record upon the adoption of this ASU.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This update does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Prior to issuance of this ASU, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value less normal profit margin). For inventory within the scope of the new guidance, entities will be required to compare the cost of inventory to only its net realizable value, and not to the three measures required by current guidance. This update was effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company was the fiscal year beginning April 1, 2017. This update was applied prospectively to all lower of cost and net realizable value assessments performed by the Company after the effective date. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

No other new accounting pronouncement issued or effective during the three months ended June 30, 2017 had or is expected to have a material impact on the consolidated financial statements.

Supply Chain Financing

The Company has entered into supply chain financing agreements with certain customers. The receivables for the agreements are sold without recourse to the customers’ banks and are accounted for as sales of accounts receivable. Gains and losses on the sale of these receivables are included in selling, general and administrative expenses in the condensed consolidated statements of income, and losses of $235 and $116 were recorded for the three months ended June 30, 2017 and 2016, respectively.

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

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended
	June 30, 2017		June 30, 2016
	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	16,943	$0.83	16,799	$0.94
Effect of dilutive securities	209	(0.01)	162	(0.01)

Diluted EPS	17,152	$0.82	16,961	$0.93

The Company excluded 21 and 159 options to purchase shares in the three months ended June 30, 2017 and 2016, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

3.     Inventories

The Company’s inventories consisted of the following:

	June 30, 2017	March 31, 2017
Finished goods	$39,439	$35,204
Work-in-process	8,236	8,933
Raw materials	30,667	26,862

Total inventories, gross	78,342	70,999
Inventory reserves	(7,924)	(7,004)

Total inventories, net	$70,418	$63,995

4.     Debt

The components of the Company’s debt consisted of the following:

	June 30, 2017			March 31, 2017
	Principal	Unamortized Debt Issuance Costs	Debt Less Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Debt Less Unamortized Debt Issuance Costs
6.125% Senior Notes (1)	$250,000	$(3,654)	$246,346	$250,000	$(3,822)	$246,178
U.S. Revolving Credit Facility (2)	189,270	(2,116)	187,154	198,100	(2,335)	195,765
Australian Revolving Sub-Facility (2)	35,869	(161)	35,708	31,965	(178)	31,787
Capital leases	7,186	—	7,186	7,412	—	7,412
Other subsidiary debt	795	—	795	359	—	359

Total debt	483,120	(5,931)	477,189	487,836	(6,335)	481,501
Less current portion of debt	(2,530)	—	(2,530)	(2,093)	—	(2,093)

Total long-term debt	$480,590	$(5,931)	$474,659	$485,743	$(6,335)	$479,408

(1)	The 6.125% Senior Notes are due on December 1, 2022.

(2)	Borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility mature on November 21, 2019.

The following is a schedule of future annual principal payments as of June 30, 2017:

	Debt	Capital Leases	Total
July 2017 - June 2018	$606	$1,924	$2,530
July 2018 - June 2019	71	1,942	2,013
July 2019 - June 2020	225,177	1,775	226,952
July 2020 - June 2021	40	1,249	1,289
July 2021 - June 2022	29	296	325
Thereafter	250,011	—	250,011

Total	$475,934	$7,186	$483,120

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

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.97% and 2.72% at June 30, 2017 and March 31, 2017, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.42% and 3.43% at June 30, 2017 and March 31, 2017, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of June 30, 2017, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $404 and $423 in interest expense for the three months ended June 30, 2017 and 2016, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at June 30, 2017 consisted of $265,217 under the U.S. Revolving Credit Facility and $4,131 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at June 30, 2017 in the aggregate amount of $10,198.

The carrying value of debt approximates fair value. The fair value of long-term debt is based on observable inputs, including quoted market prices (Level 2). The fair value of the Notes was approximately $260,000 as of June 30, 2017.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	June 30, 2017	March 31, 2017
Total minimum lease payments	$8,038	$8,327
Less amount representing interest	(852)	(915)

Present value of net minimum lease payments	7,186	7,412
Current portion	(1,924)	(1,964)

Capitalized lease obligations, less current portion	$5,262	$5,448

The capitalized leases carry interest rates from 2.32% to 10.11% and mature from fiscal 2018 to fiscal 2022.

5.     Major Customers

During the three months ended June 30, 2017 and 2016, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17% and 15%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

In addition, accounts receivable balances from The Procter & Gamble Company approximated 3% and 4% of the Company’s total accounts receivable balance at June 30, 2017 and March 31, 2017, respectively. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6.     Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At June 30, 2017, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2014. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2012. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

Effective April 1, 2017, the Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” As part of the adoption, the Company recognizes excess tax benefits or detriments for share-based payments as a reduction of or add-back to income tax expense. As of June 30, 2017, the Company recognized a $655 discrete benefit in income tax expense related to share-based compensation. Due to the nature of share-based payment exercise patterns, the Company will not know all the potential impacts of the update until the end of each quarter.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of June 30, 2017 and March 31, 2017, the Company had liabilities of $4,846 and $5,665, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended June 30, 2017 and 2016, the Company recognized $(56) and $109, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at June 30, 2017 and March 31, 2017 was $1,918 and $1,892, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three months ended June 30, 2017 the Company released $1,320 of reserves, including interest and penalties, related to uncertain tax positions for which the statutes of limitations have lapsed or there was a reduction in the tax position related to a prior year. The Company believes that it is reasonably possible that $509 of unrecognized tax benefits as of June 30, 2017 could be released within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign and domestic income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $4,203.

7.     Financial Instruments

Interest Rate Swaps

The Company used interest rate swap agreements (the “Swaps”) to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties.

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

The gains (losses) on the interest rate swaps recognized were as follows:

Three Months Ended
June 30, 2016
Interest rate swaps not designated as hedging instruments:
Loss reclassified from AOCI into earnings	$(197)
Gain recognized in earnings	225

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

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. dollar value of certain intercompany loan payments, which settle in the following quarter. During the three months ended June 30, 2017 and 2016, the Company’s forward contracts were not designated as hedging instruments; therefore, changes in the fair value of the contracts were immediately recognized in other income and expense in the condensed consolidated statements of income.

The amount of gain (loss) on the foreign currency forward contracts recognized in the condensed consolidated statements of income was as follows:

	Three Months Ended
	June 30, 2017	June 30, 2016
Foreign currency forward contracts not designated as hedging instruments:
Gain (loss) on foreign currency forward contracts	$(367)	$92
Gain (loss) on related hedged items	376	(50)

8.     Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	June 30, 2017	March 31, 2017
Accrued payroll and benefits	$23,142	$24,286
Accrued income taxes	8,180	5,604
Professional fees	690	500
Accrued taxes other than income taxes	1,572	1,616
Deferred lease incentive	214	209
Accrued interest	1,365	5,178
Accrued severance	61	47
Customer rebates	2,892	2,672
Exit and disposal costs related to facility closures	63	123
Deferred payments	1,109	1,068
Deferred revenue	6,548	7,076
Other	3,250	5,379

Total accrued expenses and other liabilities	$49,086	$53,758

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

Purchase Price Allocation and Other Items

Based on fair value estimates, the purchase prices for Super Label and Barat have been allocated to individual assets acquired and liabilities assumed as follows:

	Super Label	Barat
Assets Acquired:
Net cash acquired	$6,035	$746
Accounts receivable	8,479	8,489
Inventories	4,276	2,863
Property, plant and equipment	22,002	8,356
Intangible assets	2,437	21,852
Goodwill	8,668	23,391
Other assets	1,984	2,794

Total assets acquired	53,881	68,491

Liabilities Assumed:
Accounts payable	5,087	3,049
Accrued income taxes payable	936	355
Accrued expenses and other liabilities	1,725	7,043
Deferred tax liabilities	2,874	8,071

Total liabilities assumed	10,622	18,518

Net assets acquired	43,259	49,973

Noncontrolling interests:	(3,477)	—

Net assets acquired attributable to Multi-Color Corporation	$39,782	$49,973

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

Below is a roll forward of the goodwill acquired from the acquisition date to June 30, 2017:

	Super Label	Barat
Balance at acquisition date	$8,668	$23,391
Foreign exchange impact	(527)	583

Balance at June 30, 2017	$8,141	$23,974

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

On January 4, 2016, the Company acquired 100% of Cashin Print for $17,487 less net cash acquired of $135 and 100% of System Label for $11,665 less net cash acquired of $2,025. Cashin Print and System Label are located in Castlebar, Ireland and Roscommon, Ireland, respectively. The purchase prices for Cashin Print and System Label included $1,411 and $1,571, respectively, for purchase price adjustments, which were paid to the seller during the three months ended June 30, 2016. In addition, the purchase prices for Cashin Print and System Label include deferred payments of $3,317 and $1,011, respectively. These deferred payments may be paid during the fourth quarter of fiscal 2019. During the third quarter of fiscal 2017, the long-term liabilities related to these deferred payments were reduced based on management’s current estimate of the future payout and $887 was recorded in other income in the condensed consolidated statements of income. The acquired businesses supply multinational customers in Ireland, the United Kingdom and Continental Europe and provide Multi-Color with the opportunity to supply a broader product range to a larger customer base, especially in the healthcare market. On October 1, 2015, the Company acquired 100% of Supa Stik Labels (Supa Stik) for $6,787 less net cash acquired of $977. Supa Stik is located in Perth, West Australia and services the local wine, food & beverage and healthcare label markets. The purchase price included $622 that is deferred for two years after the closing date. On May 1, 2015, the Company acquired 100% of Mr. Labels in Brisbane, Queensland Australia for $2,110. The purchase price included $196 that was deferred until the first anniversary of the closing date, which was paid during the first quarter of fiscal 2017. Mr. Labels provides labels primarily to food and beverage customers. The results of operations of these acquired businesses have been included in the condensed consolidated financial statements since the respective dates of acquisition and have been determined to be immaterial for purposes of additional disclosure.

10.     Accumulated Other Comprehensive Loss

The changes in the Company’s accumulated other comprehensive loss by component consisted of the following:

	Foreign	Defined benefit
	currency	pension
	items	items	Total
Balance at March 31, 2017	$(85,593)	$(202)	$(85,795)
OCI before reclassifications	19,130	—	19,130
Amounts reclassified from AOCI	—	—	—

Net current period OCI	19,130	—	19,130

Balance at June 30, 2017	$(66,463)	$(202)	$(66,665)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

Three Months Ended
June 30, 2016
Loss on cash flow hedges:
Interest rate swaps (1)	$197
Tax	(32)

Net of tax	$165

(1)	Reclassified from AOCI into interest expense in the condensed consolidated statements of income. See Note 7.

11.     Goodwill and Intangible Assets

The changes in the Company’s goodwill consisted of the following:

Balance at March 31, 2017:
Goodwill, gross	$424,941
Accumulated impairment losses	(12,391)

Goodwill, net	412,550
Activity during the year:
Adjustments to prior year acquisitions	(58)
Currency translation	7,914

Balance at June 30, 2017:
Goodwill, gross	432,724
Accumulated impairment losses	(12,318)

Goodwill, net	$420,406

The Company’s intangible assets consisted of the following:

	June 30, 2017			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$234,239	$(66,071)	$168,168	$228,518	$(61,546)	$166,972
Technologies	1,687	(1,411)	276	1,658	(1,368)	290
Trademarks	1,078	(1,078)	—	1,013	(1,013)	—
Licensing intangible	2,099	(2,099)	—	1,958	(1,958)	—
Non-compete agreements	5,149	(3,349)	1,800	5,063	(3,116)	1,947
Lease intangible	—	—	—	128	(117)	11

Total	$244,252	$(74,008)	$170,244	$238,338	$(69,118)	$169,220

The amortization expense of intangible assets for the three months ended June 30, 2017 and 2016 was $3,604 and $3,460, respectively.

12.     Facility Closures

Dormans, France

During the three months ended June 30, 2017, the Company announced plans to close our manufacturing facility located in Dormans, France. Production at the facility is expected to cease during the three months ended September 30, 2017.

Below is a summary of the exit and disposal costs related to the closure of the Dormans facility:

	Total costs expected to be incurred	Total costs incurred	Cumulative costs incurred as of June 30, 2017
		Three Months Ended June 30, 2017
Severance and other termination benefits	$100	$34	$34
Other associated costs	100-150	—	—

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2017	Amounts Expensed	Amounts Paid	Balance at June 30, 2017
Severance and other termination benefits	$—	34	(34)	$—

Sonoma, California

On January 19, 2016, the Company announced plans to consolidate our manufacturing facility located in Sonoma, California into our existing facility in Napa, California. The transition was substantially completed in the third quarter of fiscal 2017.

Below is a summary of the exit and disposal costs related to the closure of the Sonoma facility:

	Total costs expected to be incurred	Cumulative costs incurred as of June 30, 2017
Severance and other termination benefits	$6	$6
Other associated costs	91	91

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2017	Amounts Expensed	Amounts Paid	Balance at June 30, 2017
Other associated costs	$24	—	—	$24

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from Sonoma to Napa.

The cumulative costs incurred in conjunction with the closure as of June 30, 2017 are $272, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as non-cash impairment charges of $220 related to property, plant and equipment at the Sonoma facility, which were recorded in facility closure expenses during the three months ended March 31, 2016.

In addition, the Company recorded a net gain on the sale of property, plant and equipment on $185 related to assets in Sonoma that were not transferred to Napa and were sold and wrote-off $140 in property, plant and equipment that was not transferred to Napa and was abandoned, which were recorded in facility closure expenses during the three months ended December 31, 2016.

Glasgow, Scotland

During the three months ended March 31, 2016, the Company began the process to consolidate our two manufacturing facilities located in Glasgow, Scotland into one facility. The transition was substantially completed in the fourth quarter of fiscal 2017.

Below is a summary of the exit and disposal costs related to the closure of the Glasgow facility:

	Total costs expected to be incurred	Cumulative costs incurred as of June 30, 2017
Severance and other termination benefits	$479	$479
Other associated costs	642-700	642

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2017	Amounts Paid	Balance at June 30, 2017
Other associated costs	$99	(60)	$39

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved in order to consolidate our two manufacturing facilities located in Glasgow into one facility.

The cumulative costs incurred in conjunction with the closure as of June 30, 2017 are $859, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as non-cash impairment charges of $115 related to property, plant and equipment at the closing Glasgow facility, which were recorded in facility closure expenses during the three months ended March 31, 2016. In addition, the Company recorded a net gain on the sale of property, plant and equipment of $377 related to assets that were not transferred to other locations and were sold, which was recorded in facility closure expenses during the three months ended March 31, 2017.

Greensboro, North Carolina

On October 5, 2015, the Company announced plans to consolidate our manufacturing facility located in Greensboro, North Carolina into other North American facilities. The transition was substantially completed in the fourth quarter of fiscal 2016.

Below is a summary of the exit and disposal costs related to the closure of the Greensboro facility:

	Total costs	Total costs incurred	Cumulative costs
	expected to be incurred	Three Months Ended June 30, 2016	incurred as of June 30, 2017
Severance and other termination benefits	$651	$—	$651
Contract termination costs	—	(66)	—
Other associated costs	844	176	844

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from the Greensboro facility to other North American facilities and costs to return the facility to its original leased condition.

The cumulative costs incurred in conjunction with the closure as of June 30, 2017 are $2,366, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as non-cash impairment charges related to property, plant and equipment at the Greensboro facility of $742 and $44, which were recorded during the three months ended September 30 and December 31, 2015, respectively. In addition, $85 related to the write off of fixed assets that were not transferred to other facilities and were disposed of in conjunction with the final facility clean-up was recorded in facility closure expenses during the three months ended March 31, 2016.

Dublin, Ireland

During the three months ended December 31, 2015, the Company began the process to consolidate our manufacturing facility located in Dublin, Ireland into our existing facility in Drogheda, Ireland. The consolidation was substantially completed in the first quarter of fiscal 2017.

Below is a summary of the exit and disposal costs related to the closure of the Dublin facility:

	Total costs	Total costs incurred	Cumulative costs
	expected to be incurred	Three Months Ended June 30, 2016	incurred as of June 30, 2017
Severance and other termination benefits	$765	$43	$765
Contract termination costs	177	—	177
Other associated costs	670	4	670

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from Dublin to Drogheda and costs to relocate employees.

The cumulative costs incurred in conjunction with the closure as of June 30, 2017 are $1,831, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as non-cash impairment charges related to property, plant and equipment at the Dublin facility of $54 and $165, which were recorded in facility closure expenses during the three months ended December 31, 2015 and March 31, 2016, respectively.

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

14.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	Three Months Ended
	June 30, 2017	June 30, 2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$9,801	$10,012
Income taxes paid, net of refunds	2,083	1,487
Supplemental Disclosures of Non-Cash Activities:
Capital expenditures incurred but not yet paid	$1,715	$817
Capital lease obligations incurred	—	820
Change in interest rate swap fair value	—	225
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$(22)	$(128)
Liabilities assumed	22	143
Liabilities for contingent / deferred payments	—	3,108

Net cash paid	$—	$3,123

15.     Subsequent Events

On July 3, 2017, the Company sold its 60% interest in its durables business located in Southeast Asia to its minority shareholders.

On July 16, 2017, the Company entered into a Sale and Purchase Agreement with Constantia Flexibles Germany GmbH, Constantia Flexibles International GmbH, Constantia Flexibles Group GmbH and GPC Holdings B.V. (collectively, “Constantia Flexibles”) to acquire 100% of the Labels Division of Constantia Flexibles (“Constantia Labels”) for approximately $1,300,000, payable in cash and approximately 3,400 shares of Multi-Color stock (which shall not exceed 19.9% of current stock outstanding). The acquisition is expected to close in the third quarter of fiscal 2018 and is subject to closing conditions.

In connection with the execution of the Sale and Purchase Agreement, the Company entered into a commitment letter (the “Commitment Letter”) on July 16, 2017 with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. (collectively, the “Commitment Parties”). The Commitment Letter provides that the Commitment Parties will commit to provide to the Company (i) (A) a $250,000 senior secured term loan A facility (the “TLA Facility”), (B) a $400,000 senior secured term loan B facility (the “TLB Facility”) and (C) a $400,000 senior secured revolving facility (the “Revolving Facility”, and collectively with the TLA Facility and the TLB Facility, the “Senior Secured Credit Facilities”), which Senior Secured Credit Facilities will be secured on a first priority basis by substantially all of the Company’s assets, and (ii) up to a €400,000 senior unsecured bridge facility (the “Bridge Facility”). The Bridge Facility availability is subject to reduction in equivalent amounts upon any incurrence by the Company of term loans and/or the issuance of notes in a public offering or private placement prior to the consummation of the acquisition and upon other specified events, subject to certain exceptions set forth in the Commitment Letter. The Commitment Parties’ obligation to provide the financing is subject to the satisfaction of specified conditions and the accuracy of specified representations that are customarily required for similar financings. Proceeds from the Senior Secured Credit Facilities and the Bridge Facility will be used to refinance the Company’s existing revolving credit facility, pay the cash portion of the consideration for the acquisition, pay fees and expenses incurred in connection with the acquisition and finance ongoing working capital and other general corporate needs of the Company. The Commitment Parties have also committed to provide interim facilities in the event that the Senior Secured Credit Facilities and the Bridge Facility are not available at the closing of the acquisition, upon customary terms and conditions for similar interim facilities. The documentation governing the Senior Secured Credit Facilities has not been finalized and accordingly the actual terms may differ from the description of such terms in the foregoing summary of the Commitment Letter.

Constantia Labels, headquartered in Vienna, Austria, is a leader in label solutions serving the food, beverage and consumer packaging goods industries. Constantia Labels has approximately 2,800 employees globally, with 23 production plants across 14 countries, with major operations across Europe, Asia and North America.

On August 3, 2017, the Company acquired 100% of GEWA Etiketten GmbH, located in Bingen am Rhein, Germany, which will complement our existing wine & spirits operations in Europe.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. Multi-Color Corporation’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (the “2017 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

Refer to “Forward-Looking Statements” following the index in this Form 10-Q. In the discussion that follows, all amounts are in thousands (both tables and text), except statistical and per share data and percentages.

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

Results of Operations

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016:

Net Revenues

			$	%
	2017	2016	Change	Change
Net revenues	$242,440	$236,494	$5,946	3%

Net revenues increased 3% to $242,440 compared to $236,494 in the prior year quarter. Acquisitions occurring after the beginning of fiscal 2017 accounted for a 3% increase in revenues. Increased revenues in North America and Latin America contributed to an organic revenue increase of 1%. Foreign exchange rates, primarily driven by depreciation of the British pound and the Euro, led to a 1% decrease in revenues quarter over quarter.

Cost of Revenues and Gross Profit

			$	%
	2017	2016	Change	Change
Cost of revenues	$192,983	$184,401	$8,582	5%
% of Net revenues	79.6%	78.0%

Gross profit	$49,457	$52,093	$(2,636)	(5%)
% of Net revenues	20.4%	22.0%

Cost of revenues increased 5% or $8,582 compared to the prior year quarter. Acquisitions occurring after the beginning of fiscal 2017 contributed 3% or $5,274, partially offset by the favorable impact of foreign exchange rates of 1% or $2,555. Organic revenue growth and operating inefficiencies increased cost of revenues by 3% or $5,863.

Gross profit decreased 5% or $2,636 compared to the prior year quarter. Acquisitions occurring after the beginning of fiscal 2017 contributed 2% or $1,119 to gross profit, partially offset by the effect of unfavorable foreign exchange rates of 1% or $420. Operating inefficiencies, primarily in North America, led to an organic gross profit decrease of 6% or $3,335. Gross margins were 20.4% of net revenues for the current year quarter compared to 22.0% in the prior year quarter.

Selling, General and Administrative Expenses and Facility Closure Expenses

	2017	2016	$ Change	% Change
Selling, general and administrative expenses	$23,589	$22,654	$935	4%
% of Net revenues	9.7%	9.6%

Facility closure expenses	$34	$157	$(123)	(78%)
% of Net revenues	0.0%	0.1%

Selling, general and administrative expenses increased 4% or $935 compared to the prior year quarter. Acquisitions occurring after the beginning of fiscal 2017 contributed an increase of $844, partially offset by a decrease of $244 due to the favorable impact of foreign exchange rates. In the current year quarter, the Company incurred $906 of acquisition and integration expenses compared to $166 in the prior year quarter. The remaining decrease primarily relates to a reduction in external compliance costs.

Facility closure expenses were $34 in the current year quarter compared to $157 in the prior year quarter. The current quarter expenses primarily related to the closure of our manufacturing facility in Dormans, France. Expenses in the prior year quarter related to consolidation of manufacturing facilities in Greensboro, North Carolina into existing facilities, as well as the consolidation of our manufacturing facilities in Dublin, Ireland into a single location.

Interest Expense and Other (Income) Expense, Net

			$	%
	2017	2016	Change	Change
Interest expense	$6,335	$6,456	$(121)	(2%)
Other (income) expense, net	$1,199	$(270)	$1,469	544%

Interest expense decreased $121 or 2% compared to the prior year quarter.

Other expense was $1,199 in the current year quarter compared to income of $270 in the prior year quarter. This was primarily related to the unfavorable impact of the release of a $1,124 foreign indemnification receivable in the current year quarter, for which an offsetting tax liability was also relieved reducing the current quarter effective tax rate. The remaining change in other (income) expense primarily relates to gains and losses on foreign exchange.

Income Tax Expense

			$	%
	2017	2016	Change	Change
Income tax expense	$4,158	$7,186	$(3,028)	(42%)

Our effective tax rate decreased to 23% in the current year quarter from 31% in the prior year quarter primarily due to the impact of certain discrete items recognized in the current year quarter that decreased tax expense compared to the prior year quarter, including the release of a tax liability related to a foreign indemnification receivable related to previous acquisitions for $1,124. Additionally, MCC adopted FASB ASU 2016-09, “Improvements to Share-Based Payment Accounting,” during the current year quarter, which decreased our effective tax rate by 4% compared to the prior year quarter.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the three months ended June 30, 2017, net cash provided by operating activities was $15,145 compared to $18,286 in the same period of the prior year. Net income adjusted for non-cash expenses consisting primarily of depreciation and amortization was $27,966 in the current year compared to $28,838 in the same period of the prior year. Our use of operating assets and liabilities of $12,821 in the current year increased from a use of $10,552 in the prior year.

Through the three months ended June 30, 2017, net cash used in investing activities was $10,077 compared to $13,112 in the same period of the prior year. Capital expenditures, primarily funded by cash flows from operations totaled $10,272 in the current year compared to

$10,021 in the same period of the prior year. Proceeds from the sale of property, plant and equipment totaled $195 in the current year compared to $32 in the same period of the prior year. The Company used $3,123 for acquisitions in the prior year period.

Through the three months ended June 30, 2017, net cash used in financing activities was $5,492, which included $5,446 of net debt payments and dividends paid of $1,126, offset by $1,080 of proceeds from the issuance of common stock. Dividends paid includes $847 to shareholders of Multi-Color Corporation and $279 to the minority shareholders of our 60% owned legal entity in Malaysia.

Through the three months ended June 30, 2016, net cash used in financing activities was $3,622, which included $3,427 of net debt payments, a $188 deferred payment related to the fiscal 2016 Mr. Labels acquisition and dividends paid of $1,337, offset by $1,330 of proceeds from various stock transactions. Dividends paid includes $839 to shareholders of Multi-Color Corporation and $498 to the minority shareholders of our 60% owned legal entity in Malaysia.

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

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 2.97% and 2.72% at June 30, 2017 and March 31, 2017, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.42% and 3.43% at June 30, 2017 and March 31, 2017, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of June 30, 2017, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $404 and $423 in interest expense for the three months ended June 30, 2017 and 2016, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at June 30, 2017 consisted of $265,217 under the U.S. Revolving Credit Facility and $4,131 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at June 30, 2017 in the aggregate amount of $10,198.

Cash flows provided by operating activities and borrowings have historically supplied us with a significant source of liquidity. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We had a net working capital position of $123,202 and $109,420 at June 30, 2017 and March 31, 2017, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

On July 16, 2017, the Company entered into a Sale and Purchase Agreement with Constantia Flexibles GmbH (“Constantia Flexibles”) to acquire 100% of the Labels Division of Constantia Flexibles (“Constantia Labels”). In connection with the execution of the Sale and Purchase Agreement, the Company entered into a commitment letter (the “Commitment Letter”) on July 16, 2017 with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc. (collectively, the “Commitment Parties”). The Commitment Letter provides that the Commitment Parties will commit to provide to the Company (i) (A) a $250,000 senior secured term loan A facility (the “TLA Facility”), (B) a $400,000 senior secured term loan B facility (the “TLB Facility”) and (C) a $400,000 senior secured revolving facility (the “Revolving Facility”, and collectively with the TLA Facility and the TLB Facility, the “Senior Secured Credit Facilities”), which Senior Secured Credit Facilities will be secured on a first priority basis by substantially all of the Company’s assets, and (ii) up to a €400,000 senior unsecured bridge facility (the “Bridge Facility”). The Bridge Facility availability is subject to reduction in equivalent amounts upon any incurrence by the Company of term loans and/or the issuance of notes in a public offering or private placement prior to the consummation of the acquisition and upon other specified events, subject to certain exceptions set forth in the Commitment Letter. The Commitment Parties’ obligation to provide the financing is subject to the satisfaction of specified conditions and the accuracy of specified representations that are customarily required for similar financings. Proceeds from the Senior Secured Credit Facilities and the Bridge Facility will be used to refinance the Company’s existing revolving credit facility, pay the cash portion of the consideration for the acquisition, pay fees and expenses incurred in connection with the acquisition and finance ongoing working capital and other general corporate needs of the Company. The Commitment Parties have also committed to provide interim facilities in the event that the Senior Secured Credit Facilities and the Bridge Facility are not available at the closing of the acquisition, upon customary terms and conditions for similar interim facilities. The documentation governing the Senior Secured Credit Facilities has not been finalized and accordingly the actual terms may differ from the description of such terms in the foregoing summary of the Commitment Letter.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2017:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$475,934	$606	$71	$225,177	$40	$29	$250,011
Capital leases	7,186	1,924	1,942	1,775	1,249	296	—
Interest on long-term debt (1)	107,875	23,405	22,301	20,778	19,071	15,940	6,380
Rent due under operating leases	58,500	12,740	10,584	9,165	7,772	6,371	11,868
Unconditional purchase obligations	18,139	17,871	239	14	14	1	—
Pension and post retirement obligations	439	6	15	22	30	40	326
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	7,910	1,115	5,952	843	—	—	—

Total contractual obligations	$675,983	$57,667	$41,104	$257,774	$28,176	$22,677	$268,585

(1)	Interest on floating rate debt was estimated using projected forward London Interbank Offered Rate (LIBOR) and Bank Bill Swap Bid Rates (BBSY) as of June 30, 2017.

(2)	The table excludes $4,846 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

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

On May 1, 2015, the Company acquired 100% of Mr. Labels in Brisbane, Queensland Australia for $2,110. The purchase price includes $196 that was deferred until the first anniversary of the closing date, which was paid during the first quarter of fiscal 2017. Mr. Labels provides labels primarily to food and beverage customers.

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

Our critical accounting policies and estimates are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2017 10-K. In addition, our significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements included in our 2017 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material changes to the disclosures made in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017.

Item 6.	Exhibits

10.1	Multi-Color Corporation Amended and Restated 2012 Stock Incentive Plan

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: August 9, 2017	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial Officer, Secretary