Form 10-Q
period 2017-09-30
MULTI COLOR Corp
filed 2017-11-09
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Common shares, no par value – 20,440,602 (as of October 31, 2017)

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

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net revenues	$256,034	$232,140	$498,474	$468,634
Cost of revenues	204,260	182,187	397,243	366,588

Gross profit	51,774	49,953	101,231	102,046
Selling, general and administrative expenses	25,200	19,736	48,789	42,390
Facility closure expenses	95	57	129	214

Operating income	26,479	30,160	52,313	59,442
Interest expense	6,669	6,521	13,004	12,977
Other income, net	(2,676)	(290)	(1,477)	(560)

Income before income taxes	22,486	23,929	40,786	47,025
Income tax expense	7,296	7,395	11,454	14,581

Net income	15,190	16,534	29,332	32,444
Less: Net income attributable to noncontrolling interests	—	191	36	296

Net income attributable to Multi-Color Corporation	$15,190	$16,343	$29,296	$32,148

Weighted average shares and equivalents outstanding:
Basic	17,015	16,867	16,983	16,836
Diluted	17,177	17,008	17,168	16,988

Basic earnings per common share	$0.89	$0.97	$1.73	$1.91
Diluted earnings per common share	$0.88	$0.96	$1.71	$1.89
Dividends per common share	$0.05	$0.05	$0.10	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$15,190	$16,534	$29,332	$32,444
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (1)	10,950	1,160	30,014	(12,213)
Unrealized gain (loss) on derivative contracts, net of tax (2)	(4,556)	31	(4,556)	196

Total other comprehensive income (loss)	6,394	1,191	25,458	(12,017)

Comprehensive income	21,584	17,725	54,790	20,427
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	146	(30)	186

Comprehensive income attributable to Multi-Color Corporation	$21,584	$17,579	$54,820	$20,241

(1)	The amounts for the three months ended September 30, 2017 and 2016 include tax impacts of $(168) and $17, respectively, related to the settlement of foreign currency denominated intercompany loans. The amounts for the six months ended September 30, 2017 and 2016 include tax impacts of $(452) and $246, respectively, related to the settlement of foreign currency denominated intercompany loans.

(2)	Amounts are net of tax of $2,858 and $(101) for the three months ended September 30, 2017 and 2016, respectively, and $2,858 and $(133) for the six months ended September 30, 2017 and 2016, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$35,628	$25,229
Accounts receivable, net of allowance of $2,925 and $2,273 at September 30, 2017 and March 31, 2017, respectively	152,363	141,211
Other receivables	11,345	7,871
Inventories, net	74,147	63,995
Prepaid expenses	15,565	12,187
Other current assets	15,514	3,253

Total current assets	304,562	253,746
Property, plant and equipment, net of accumulated depreciation of $212,823 and $190,915 at September 30, 2017 and March 31, 2017, respectively	264,248	247,261
Goodwill	434,725	412,550
Intangible assets, net	179,300	169,220
Other non-current assets	5,948	6,365
Deferred income tax assets	2,913	2,848

Total assets	$1,191,696	$1,091,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,076	$2,093
Accounts payable	95,900	88,475
Accrued expenses and other liabilities	55,275	53,758

Total current liabilities	155,251	144,326
Long-term debt	494,473	479,408
Deferred income tax liabilities	66,609	65,761
Other liabilities	39,309	20,675

Total liabilities	755,642	710,170
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 40,000 shares authorized, 17,361 and 17,254 shares issued at September 30, 2017 and March 31, 2017, respectively	1,064	1,054
Paid-in capital	162,904	158,399
Treasury stock, 306 and 302 shares at cost at September 30, 2017 and March 31, 2017, respectively	(11,471)	(11,168)
Retained earnings	344,052	316,461
Accumulated other comprehensive loss	(60,495)	(85,795)

Total stockholders’ equity attributable to Multi-Color Corporation	436,054	378,951
Noncontrolling interests	—	2,869

Total stockholders’ equity	436,054	381,820

Total liabilities and stockholders’ equity	$1,191,696	$1,091,990

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

						Accumulated Other Comprehensive Loss
	Common Stock
	Shares Issued	Amount	Paid-In Capital	Treasury Stock	Retained Earnings		Noncontrolling Interests	Total
March 31, 2017	17,254	$1,054	$158,399	$(11,168)	$316,461	$(85,795)	$2,869	$381,820
Net income					29,296		36	29,332
Other comprehensive income (loss)						25,524	(66)	25,458
Issuance of common stock	104	10	2,708					2,718
Restricted stock grant	5							—
Restricted stock forfeitures	(2)							—
Stock-based compensation			1,797					1,797
Shares acquired under employee plans				(303)				(303)
Common stock dividends					(1,705)			(1,705)
Sale of Southeast Asian durables business						(231)	(2,484)	(2,715)
Acquisition of noncontrolling interest						7	(76)	(69)
Dividends paid to noncontrolling interests							(279)	(279)

September 30, 2017	17,361	$1,064	$162,904	$(11,471)	$344,052	$(60,495)	$—	$436,054

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,332	$32,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,406	16,617
Amortization of intangible assets	7,435	7,377
Loss on sale of Southeast Asian durables business	512	—
Amortization of deferred financing costs	808	846
Net (gain)/loss on disposal of property, plant and equipment	349	(278)
Net (gain)/loss on derivative contracts	(3,011)	104
Stock-based compensation expense	1,797	1,682
Excess tax benefit from stock-based compensation	—	(1,126)
Deferred income taxes, net	2,199	(35)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,664)	1,901
Inventories	(2,067)	(1,388)
Prepaid expenses and other assets	(219)	1,086
Accounts payable	4,349	(9,992)
Accrued expenses and other liabilities	(10,012)	(10)

Net cash provided by operating activities	44,214	49,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,262)	(18,112)
Investment in acquisitions, net of cash acquired	(21,383)	(11,369)
Net proceeds from sale of Southeast Asian durables business	3,620	—
Proceeds from sale of property, plant and equipment	253	678

Net cash used in investing activities	(43,772)	(28,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	140,021	156,487
Payments under revolving lines of credit	(128,844)	(170,660)
Borrowings of long-term debt	—	38
Repayment of long-term debt	(1,478)	(4,596)
Payment of acquisition related deferred payments	(206)	(1,784)
Proceeds from issuance of common stock	2,432	2,275
Excess tax benefit from stock-based compensation	—	1,126
Debt issuance costs	(1,636)	—
Dividends paid	(1,977)	(2,181)

Net cash (used in)/provided by financing activities	8,312	(19,295)

Effect of foreign exchange rate changes on cash	1,645	(1,089)

Net increase in cash and cash equivalents	10,399	41
Cash and cash equivalents, beginning of period	25,229	27,709

Cash and cash equivalents, end of period	$35,628	$27,750

See accompanying Notes to Condensed Consolidated Financial Statements.

See Note 14 for supplemental cash flow disclosures.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except for statistical data, per share data and percentages)

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

New Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” which improves the hedge accounting model to facilitate financial reporting that more closely reflects a company’s risk management activities. The FASB’s new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2019. Early adoption is permitted in any interim period after issuance of the update. The Company elected to early adopt this update in the second quarter of fiscal 2018. See Note 7 for additional information on the Company’s derivative and hedging activities.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other,” which simplifies the accounting for goodwill impairments. This update removes step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This update is effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, which for the Company is any annual or interim goodwill impairment tests performed after April 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of this update on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several areas of accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and the classification on the statement of cash flows. This update is effective prospectively for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this standard on April 1, 2017. As a result of this adoption, the Company recorded $893 and $1,548 of excess tax benefits from share-based payments in income tax expense as a discrete item for the three and six months ended September 30, 2017, respectively. These amounts may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized would be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to April 1, 2017, excess tax benefits were recognized in additional paid-in capital. Additionally, excess tax benefits are now included in net operating cash flows rather than net financing cash flows in the Company’s condensed consolidated statements of cash flows. The treatment of forfeitures has not changed, as the Company elected to continue the current process of estimating forfeitures at the time of grant. The Company had no unrecognized excess tax benefits from prior periods to record upon the adoption of this ASU.

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

No other new accounting pronouncement issued or effective during the six months ended September 30, 2017 had or is expected to have a material impact on the consolidated financial statements.

Supply Chain Financing

The Company has entered into supply chain financing agreements with certain customers. The receivables for the agreements are sold without recourse to the customers’ banks and are accounted for as sales of accounts receivable. Gains and losses on the sale of these receivables are included in selling, general and administrative expenses in the condensed consolidated statements of income. Losses of $230 and $134 were recorded for the three months ended September 30, 2017 and 2016, respectively, and losses of $465 and $250 were recorded for the six months ended September 30, 2017 and 2016, respectively.

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

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended				Six Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount	Shares	Per Share Amount
Basic EPS	17,015	$0.89	16,867	$0.97	16,983	$1.73	16,836	$1.91
Effect of dilutive securities	162	(0.01)	141	(0.01)	185	(0.02)	152	(0.02)

Diluted EPS	17,177	$0.88	17,008	$0.96	17,168	$1.71	16,988	$1.89

The Company excluded 114 and 179 options to purchase shares in the three months ended September 30, 2017 and 2016, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 69 and 169 options to purchase shares in the six months ended September 30, 2017 and 2016, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

3.    Inventories

The Company’s inventories consisted of the following:

	September 30, 2017	March 31, 2017
Finished goods	$44,152	$35,204
Work-in-process	9,138	8,933
Raw materials	29,848	26,862

Total inventories, gross	83,138	70,999
Inventory reserves	(8,991)	(7,004)

Total inventories, net	$74,147	$63,995

4.    Debt

The components of the Company’s debt consisted of the following:

	September 30, 2017			March 31, 2017
	Principal	Unamortized Debt Issuance Costs	Debt Less Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Debt Less Unamortized Debt Issuance Costs
6.125% Senior Notes (1)	$250,000	$(3,485)	$246,515	$250,000	$(3,822)	$246,178
U.S. Revolving Credit Facility (2)	204,600	(1,897)	202,703	198,100	(2,335)	195,765
Australian Revolving Sub-Facility (2)	37,677	(145)	37,532	31,965	(178)	31,787
Capital leases	9,976	—	9,976	7,412	—	7,412
Other subsidiary debt	1,823	—	1,823	359	—	359

Total debt	504,076	(5,527)	498,549	487,836	(6,335)	481,501
Less current portion of debt	(4,076)	—	(4,076)	(2,093)	—	(2,093)

Total long-term debt	$500,000	$(5,527)	$494,473	$485,743	$(6,335)	$479,408

(1)	The 6.125% Senior Notes are due on December 1, 2022.

(2)	Borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility mature on November 21, 2019.

The following is a schedule of future annual principal payments as of September 30, 2017:

	Debt	Capital Leases	Total
October 2017 - September 2018	$1,101	$2,975	$4,076
October 2018 - September 2019	230	3,010	3,240
October 2019 - September 2020	242,462	2,119	244,581
October 2020 - September 2021	170	1,639	1,809
October 2021 - September 2022	120	233	353
Thereafter	250,017	—	250,017

Total	$494,100	$9,976	$504,076

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

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 3.08% and 2.72% at September 30, 2017 and March 31, 2017, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.40% and 3.43% at September 30, 2017 and March 31, 2017, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of September 30, 2017, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $404 and $423 in interest expense for the three months ended September 30, 2017 and 2016, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $808 and $846 in interest expense for the six months ended September 30, 2017 and 2016, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at September 30, 2017 consisted of $249,887 under the U.S. Revolving Credit Facility and $2,323 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at September 30, 2017 in the aggregate amount of $11,378.

The carrying value of debt approximates fair value. The fair value of long-term debt is based on observable inputs, including quoted market prices (Level 2). The fair value of the Notes was approximately $262,500 as of September 30, 2017.

In conjunction with the Constantia Labels acquisition, the Company entered into a credit agreement with various lenders, which replaces the Company’s existing Credit Agreement. In addition, on October 4, 2017, Multi-Color Escrow Issuer, LLC, a wholly-owned subsidiary of the Company, issued $600,000 aggregate principal amount of 4.875% Senior Notes due 2025. See Note 15 for additional discussion.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	September 30, 2017	March 31, 2017
Total minimum lease payments	$10,827	$8,327
Less amount representing interest	(851)	(915)

Present value of net minimum lease payments	9,976	7,412
Current portion	(2,975)	(1,964)

Capitalized lease obligations, less current portion	$7,001	$5,448

The capitalized leases carry interest rates from 0.03% to 10.11% and mature from fiscal 2018 to fiscal 2022.

5.    Major Customers

During the three months ended September 30, 2017 and 2016, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17% and 18%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

During the six months ended September 30, 2017 and 2016, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 17% of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

In addition, accounts receivable balances from The Procter & Gamble Company approximated 4% of the Company’s total accounts receivable balance at September 30, 2017 and March 31, 2017. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6.    Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At September 30, 2017, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2014. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2012. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

Effective April 1, 2017, the Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” As part of the adoption, the Company recognizes excess tax benefits or detriments for share-based payments as a reduction of or add-back to income tax expense. For the three and six months ended September 30, 2017, the Company recognized $893 and $1,548, respectively, as discrete benefits in income tax expense related to share-based compensation. Due to the nature of share-based payment exercise patterns, the Company will not know all the potential impacts of the update until the end of each quarter.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of September 30, 2017 and March 31, 2017, the Company had liabilities of $4,977 and $5,665, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended September 30, 2017 and 2016, the Company recognized $117 and $130, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. During the six months ended September 30, 2017 and 2016, the Company recognized $62 and $239, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at September 30, 2017 and March 31, 2017 was $2,038 and $1,892, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three and six months ended September 30, 2017 the Company released $0 and $1,320, respectively, of reserves, including interest and penalties, related to uncertain tax positions for which the statutes of limitations have lapsed or there was a reduction in the tax position related to a prior year. The Company believes that it is reasonably possible that $519 of unrecognized tax benefits as of September 30, 2017 could be released within the next 12 months due to the lapse of statutes of limitations and settlements of certain foreign and domestic income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $4,329.

7.    Risk Management Activities and Financial Instruments

The Company is exposed to market risks, both directly and indirectly, such as currency fluctuations and interest rate movement. To the extent the Company deems it to be appropriate, derivative instruments and hedging activities are used as a risk management tool to mitigate the potential impact of certain risks, primarily foreign currency exchange risk and interest rate risk.

The Company uses various types of derivative instruments including, but not limited to, forward contracts and swaps. The Company formally assesses, designates, and documents as a hedge of an underlying exposure each qualifying derivative instrument that will be accounted for as an accounting hedge at inception. Additionally, the Company assesses, both at inception and at least quarterly thereafter, whether the financial instruments used in the hedging transactions are effective at offsetting changes in either the fair values or cash flows of the underlying exposures.

Interest Rate Risk Management

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

Upon inception, the Swaps were designated as a cash flow hedge, with the effective portion of gains and losses, net of tax, measured on an ongoing basis, recorded in accumulated other comprehensive income (loss). If the hedge or a portion thereof were determined to be ineffective, any gains and losses would have been recorded in interest expense in the condensed consolidated statements of income.

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

Foreign Currency Risk Management

Foreign currency exchange risk arises from our international operations as well as from transactions with customers or suppliers denominated in currencies other than the U.S. Dollar. The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates. At times, the Company uses foreign currency forward contracts to minimize the impact of fluctuations in currency exchange rates.

In July 2017, the Company entered into a foreign currency forward contract to fix the Euro cash component of the Constantia Labels purchase price. See additional discussion in Note 15. The notional amount of the foreign currency forward contract is €495,600 with a maturity date of November 2017. The foreign currency forward contract is not designated as a hedging instrument, and all changes in the fair value of the contract are reported in current period earnings. The fair value of the foreign currency forward contract is determined using forward exchange market rates at the balance sheet date.

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. Dollar value of certain intercompany loan payments, which typically settle in the following quarter. During the six months ended September 30, 2017 and 2016, the Company’s forward contracts were not designated as hedging instruments; therefore, changes in the fair value of the contracts were immediately recognized in other income and expense in the condensed consolidated statements of income.

Net Investment Hedging

In September 2017, as a means of managing foreign currency risk related to our significant operations in Europe, the Company executed four fixed-for-fixed cross currency swaps, in which the Company will pay Euros and receive U.S. Dollars with a combined notional amount of €400,000, which have a maturity date of November 2025. This will effectively convert U.S. Dollar denominated debt to Euro denominated debt.    The Company designated €205,000 of swap notional as a net investment hedge of the Company’s net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges.    The changes in fair values of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized in AOCI to offset the changes in the values of the net investments being hedged.

The remaining €195,000 of swap notional is not designated in an accounting hedge. Therefore, changes in fair value of the derivative instruments are recognized in other income and expense in the condensed consolidated statements of income.

Disclosures about Derivative Instruments

All of the Company’s derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. The Company determines the fair values of its derivatives based on valuation models which project future cash flows and discount the future amounts to a present value using market based observable inputs including interest rate curves, foreign currency rates, futures and basis point spreads, as applicable. The fair values of qualifying and non-qualifying instruments used in hedging transactions as of September 30, 2017 and March 31, 2017 are as follows:

		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2017	March 31, 2017
Assets:
Cross currency swaps (Net investment hedges)	Other current assets	$2,336	$—
Liabilities:
Cross currency swaps (Net investment hedges)	Other long-term liabilities	$9,750	$—

		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2017	March 31, 2017
Assets:
Cross currency swaps	Other current assets	$2,315	$—
Foreign currency contract-Constantia purchase price	Other current assets	$8,822	$—
Liabilities:
Cross currency swaps	Other long-term liabilities	$8,126	$—

The amounts of gains and (losses) recognized in OCI during the three and six months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
Derivatives Designated as Hedging Instruments	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Cross currency swaps (Net investment hedges) (1)	$(4,556)	$—	$(4,556)	$—

(1)	The net loss of $(4,556) recognized in OCI during the three and six months ended September 30, 2017 is comprised of an excluded component loss of $(7,660) and an undiscounted spot gain of $246, net of tax of $2,858.

The amounts of gains and (losses) reclassified from AOCI into earnings for the three and six months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended		Six Months Ended
Derivatives in Cash Flow Hedging Relationships	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest rate swaps	$—	$(132)	$—	$(329)

The amounts of gains and (losses) included in earnings from qualifying and non-qualifying financial instruments used in hedging transactions for the three and six months ended September 30, 2017 and 2016 are as follows:

		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Statement of Income Location	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest rate swaps	Interest expense	$—	$—	$—	$225
Foreign currency contract-Constantia purchase price	Other income (expense), net	8,822	—	8,822	—
Foreign currency contracts-Other	Other income (expense), net	(83)	(67)	284	25
Gain (loss) on underlying hedged items	Other income (expense), net	100	(25)	(275)	(75)
Cross currency swaps	Other income (expense), net	(5,811)	—	(5,811)	—

8. Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	September 30, 2017	March 31, 2017
Accrued payroll and benefits	$24,502	$24,286
Accrued income taxes	3,326	5,604
Professional fees	1,297	500
Accrued taxes other than income taxes	1,716	1,616
Deferred lease incentive	219	209
Accrued interest	5,297	5,178
Accrued severance	96	47
Customer rebates	2,221	2,672
Exit and disposal costs related to facility closures	39	123
Deferred payments	1,066	1,068
Deferred revenue	10,672	7,076
Other	4,824	5,379

Total accrued expenses and other liabilities	$55,275	$53,758

9. Acquisitions and Divestitures

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

The acquisition included an 80% controlling interest in the label operations in Indonesia and a 60% controlling interest in certain legal entities in Malaysia and China (the Southeast Asian durables business). During the third quarter of fiscal 2017, the Company acquired the remaining shares of the label operations in Indonesia for $514. The results of Super Label’s operations were included in the Company’s condensed consolidated financial statements beginning on August 11, 2015.

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

Sale of Southeast Asian durables business

On July 3, 2017, the Company sold its 60% controlling interest in its Southeast Asian durables business to its minority shareholders for $3,620 in net cash proceeds. The Company recognized a loss of $512 on the sale of the business, which was recognized in other income, net in the condensed consolidated statements of income.

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

In conjunction with the acquisition of Barat, the Company recorded an indemnification asset of $1,115, which represents the seller’s obligation under the purchase agreement to indemnify Multi-Color for the outcome of potential contingent liabilities relating to uncertain tax positions. This asset was released during the six months ended September 30, 2017.

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

Other Acquisition Activity

On August 3, 2017, the Company acquired 100% of GEWA Etiketten GmbH (GEWA), including the remaining 2.4% of the common shares of GIP (see below), for $21,846 plus net debt assumed of $5,150. Upon closing, $2,185 of the purchase price was deposited into an escrow account and is to be released to the seller on the 18-month anniversary of the closing date in accordance with the purchase agreement. The escrow amount is to fund certain potential indemnification obligations of the seller with respect to the transaction. GEWA is located in Bingen am Rhein, Germany and specializes in producing pressure sensitive labels for the wine and spirits market.

On January 3, 2017, the Company acquired 100% of Graphix Labels and Packaging Pty Ltd. (Graphix) for $17,261. The purchase price included $1,631 that is deferred for two years after the closing date. Graphix is located in Melbourne, Victoria, Australia and specializes in producing labels for both the food & beverage and wine & spirits markets.

In January 2017, the Company acquired an additional 67.6% of the common shares of GIP for $2,084 plus net debt assumed of $862. The purchase price included $208 that is deferred for one year after the closing date. The Company acquired 30% of GIP as part of the Barat acquisition in fiscal 2016, which included a fair value equity interest in GIP of $771. Immediately prior to obtaining a controlling interest in GIP, the Company recognized a gain of $690 as a result of re-measuring the fair value of the equity interest based on the most recent share activity. In August 2017, the Company acquired the remaining 2.4% of the common shares of GIP in conjunction with the GEWA acquisition (see above). GIP is located in the Bordeaux region of France and specializes in producing labels for the wine & spirits market.

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for GEWA, Graphix, and GIP. The purchase price allocations may change in future periods as the fair value estimates of assets and liabilities (including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles and debt) and the valuation of the related tax assets and liabilities are completed.

On July 1, 2016, the Company acquired 100% of Italstereo Resin Labels S.r.l. (Italstereo) for $3,342 less net cash acquired of $181. The purchase price included a deferred payment of $201 that was paid in the three months ended September 30, 2017 and a deferred payment of $133 that is due two years after the closing date. Italstereo is located near Lucca, Italy and specializes in producing pressure sensitive adhesive resin coated labels, seals and emblems.

On July 6, 2016, the Company acquired 100% of Industria Litografica Alessandrina S.r.l. (I.L.A.) for $6,301 plus net debt assumed of $3,547. The purchase price included $819 that is deferred for three years after the closing date. I.L.A. is located in the Piedmont region of Italy and specializes in production of premium self-adhesive and wet glue labels primarily for the wine & spirits market and also services the food industry.

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

The results of operations of the acquisitions described above within this “Other Acquisitions Activity” section have been included in the condensed consolidated financial statements since the respective dates of acquisition and have been determined to be immaterial for purposes of additional disclosure.

See Note 15 for discussion of the Constantia Labels acquisition on October 31, 2017.

10. Accumulated Other Comprehensive Loss

The changes in the Company’s accumulated other comprehensive loss by component consisted of the following:

	Foreign	Gains and (losses)	Acquisitions	Defined benefit
	currency	on derivative	and	pension
	items	contracts	Divestitures	items	Total
Balance at March 31, 2017	$(85,593)	$—	$—	$(202)	$(85,795)
OCI before reclassifications	30,080	(4,556)	—	—	25,524
Amounts reclassified from AOCI	—	—	(224)	—	(224)

Net current period OCI	30,080	(4,556)	(224)	—	25,300

Balance at September 30, 2017	$(55,513)	$(4,556)	$(224)	$(202)	$(60,495)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended	Six Months Ended
	September 30, 2016	September 30, 2016
Gains and losses on cash flow hedges:
Interest rate swaps (1)	$132	$329
Tax	(101)	(133)

Net of tax	$31	$196

(1)	Reclassified from AOCI into interest expense in the condensed consolidated statements of income. See Note 7.

11. Goodwill and Intangible Assets

The changes in the Company’s goodwill consisted of the following:

Balance at March 31, 2017:
Goodwill, gross	$424,941
Accumulated impairment losses	(12,391)

Goodwill, net	412,550
Activity during the year:
Acquisitions	10,195
Adjustments to prior year acquisitions	(598)
Currency translation	13,105
Sale of Southeast Asian durables business	(527)

Balance at September 30, 2017:
Goodwill, gross	447,501
Accumulated impairment losses	(12,776)

Goodwill, net	$434,725

The Company’s intangible assets consisted of the following:

	September 30, 2017			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$247,956	$(70,562)	$177,394	$228,518	$(61,546)	$166,972
Technologies	1,709	(1,456)	253	1,658	(1,368)	290
Trademarks	876	(876)	—	1,013	(1,013)	—
Licensing intangible	2,170	(2,170)	—	1,958	(1,958)	—
Non-compete agreements	4,377	(2,724)	1,653	5,063	(3,116)	1,947
Lease intangible	—	—	—	128	(117)	11

Total	$257,088	$(77,788)	$179,300	$238,338	$(69,118)	$169,220

The amortization expense of intangible assets for the three months ended September 30, 2017 and 2016 was $3,831 and $3,917, respectively. The amortization expense of intangible assets for the six months ended September 30, 2017 and 2016 was $7,435 and $7,377, respectively.

12. Facility Closures

Merignac, France

During the three months ended September 30, 2017, the Company announced plans to consolidate our manufacturing facility located in Merignac, France into our existing facility in Libourne, France. The transition is expected to be substantially completed in the third quarter of fiscal 2018.

Below is a summary of the total contractual termination benefits and exit and disposal costs expected to be incurred in conjunction with the closure of the Merignac facility:

Total costs expected to be incurred
Severance and other termination benefits	$300-450
Other associated costs	250-350

Dormans, France

During the three months ended June 30, 2017, the Company announced plans to close our manufacturing facility located in Dormans, France. Production at the facility ceased during the first quarter of fiscal 2018.

Below is a summary of the exit and disposal costs related to the closure of the Dormans facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of September 30, 2017
		Three Months Ended September 30, 2017	Six Months Ended September 30, 2017
Severance and other termination benefits	$106	$72	$106	$106
Other associated costs	75-100	23	23	23

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved to other manufacturing facilities.

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2017	Amounts Expensed	Amounts Paid	Balance at September 30, 2017
Severance and other termination benefits	$—	106	(106)	$—
Other associated costs	—	23	(23)	—

Sonoma, California

On January 19, 2016, the Company announced plans to consolidate our manufacturing facility located in Sonoma, California into our existing facility in Napa, California. The transition was substantially completed in the third quarter of fiscal 2017.

Below is a summary of the exit and disposal costs related to the closure of the Sonoma facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of September 30, 2017
		Three Months Ended September 30, 2016	Six Months Ended September 30, 2016
Severance and other termination benefits	$6	$6	$6	$6
Other associated costs	91	—	—	91

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2017	Amounts Expensed	Amounts Paid	Balance at September 30, 2017
Severance and other termination benefits	$24	—	(24)	$—

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from Sonoma to Napa.

The cumulative costs incurred in conjunction with the closure as of September 30, 2017 are $272, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as non-cash impairment charges of $220 related to property, plant and equipment at the Sonoma facility, which were recorded in facility closure expenses during the three months ended March 31, 2016.

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

Below is a summary of the exit and disposal costs related to the closure of the Glasgow facility:

	Total costs	Cumulative costs
	expected to be incurred	incurred as of September 30, 2017
Severance and other termination benefits	$479	$479
Other associated costs	642-700	642

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2017	Amounts Paid	Balance at September 30, 2017
Other associated costs	$99	(60)	$39

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved in order to consolidate our two manufacturing facilities located in Glasgow into one facility.

The cumulative costs incurred in conjunction with the closure as of September 30, 2017 are $859, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as non-cash impairment charges of $115 related to property, plant and equipment at the closing Glasgow facility, which were recorded in facility closure expenses during the three months ended March 31, 2016. In addition, the Company recorded a net gain on the sale of property, plant and equipment of $377 related to assets that were not transferred to other locations and were sold, which was recorded in facility closure expenses during the three months ended March 31, 2017.

Greensboro, North Carolina

On October 5, 2015, the Company announced plans to consolidate our manufacturing facility located in Greensboro, North Carolina into other North American facilities. The transition was substantially completed in the fourth quarter of fiscal 2016. During the three and six months ended September 30, 2016, the Company recognized $(61) and $49, respectively, in exit and disposal costs related to the closure of the Greensboro facility in facility closure expenses in the condensed consolidated statements of income.

Dublin, Ireland

During the three months ended December 31, 2015, the Company began the process to consolidate our manufacturing facility located in Dublin, Ireland into our existing facility in Drogheda, Ireland (near Dublin). The consolidation was substantially completed in the first quarter of fiscal 2017. During the three and six months ended September 30, 2016, the Company recognized $112 and $159, respectively, in exit and disposal costs related to the closure of the Dublin facility in facility closure expenses in the condensed consolidated statements of income.

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

14. Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash operating, investing and financing activities are as follows:

	Six Months Ended
	September 30, 2017	September 30, 2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$12,027	$12,211
Income taxes paid, net of refunds	17,413	10,385
Supplemental Disclosures of Non-Cash Activities:
Capital expenditures incurred but not yet paid	$2,354	$1,059
Capital lease obligations incurred	—	820
Change in derivative contract fair value - asset position	13,473	—
Change in derivative contract fair value - liability position	(17,876)	225
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$40,425	$20,591
Liabilities assumed	(19,042)	(11,303)
Liabilities for contingent / deferred payments	—	2,081

Net cash paid	$21,383	$11,369

15. Subsequent Events

On October 31, 2017, the Company completed its previously announced acquisition pursuant to the Sale and Purchase Agreement (as amended) with Constantia Flexibles Germany GmbH, Constantia Flexibles International GmbH, Constantia Flexibles Group GmbH and GPC Holdings B.V. (collectively, “Constantia Flexibles”), acquiring 100% of the Labels Division of Constantia Flexibles (“Constantia Labels”) for approximately $1,300,000, in cash, with the remainder payable in approximately 3,400 Multi-Color shares (equal to 19.9% of outstanding shares), subject to certain post-closing adjustments. The Company believes the Constantia Labels acquisition will create a company with significant scale and geographic, end-market, customer and product diversification. Given the timing of this acquisition, the initial accounting for this business combination is incomplete. Accordingly, all requisite business combination disclosures required under the FASB Accounting Standards Codification Topic 805, “Business Combinations,” cannot be made as of the financial statements issuance date.

Constantia Labels, headquartered in Vienna, Austria, is a leader in label solutions serving the food, beverage and consumer packaging goods industries. Constantia Labels has approximately 2,800 employees globally and 23 production plants across 14 countries, with major operations across Europe, Asia and North America.

In conjunction with the Constantia Labels acquisition, effective October 31, 2017 the Company entered into a credit agreement (the “New Credit Agreement”) with various lenders. The New Credit Agreement replaces the Company’s existing Credit Agreement and consists of (i) a senior secured first lien term loan A facility in an aggregate principal amount of $150,000 with a five year maturity, (ii) a senior secured first lien term loan B facility in an aggregate principal amount of $500,000 with a seven year maturity, and (iii) a revolving credit facility in an aggregate principal amount up to $400,000 with a five year maturity, consisting of a $360,000 U.S. revolving subfacility and a $40,000 Australian dollar revolving subfacility.

The Credit Agreement’s term loan A facility, term loan B facility and U.S. revolving subfacility (together the “U.S. facilities”) are guaranteed by substantially all of MCC’s direct and indirect wholly owned domestic subsidiaries, and such guarantors will pledge substantially all their assets as collateral to secure the U.S. facilities.

On October 4, 2017, Multi-Color Escrow Issuer, LLC (the “Escrow Issuer”), a wholly owned subsidiary of the Company, issued $600,000 aggregate principal amount of 4.875% Senior Notes due 2025 (the “New Notes”). The Company formed the Escrow Issuer for the purpose of acting as escrow issuer for the offering of the New Notes pending the completion of the Company’s acquisition of the Labels Division of Constantia Flexibles. The terms and conditions of the New Notes and related matters are set forth in the Indenture, dated as of October 4, 2017 (the “New Indenture”), between the Escrow Issuer and U. S. Bank National Association, as trustee (the “Trustee”). The Escrow Issuer, the Company and the Trustee also entered into an Escrow and Security Agreement dated as of October 4, 2017 (the “Escrow Agreement”) pursuant to which the gross proceeds from the offering of the New Notes, together with amounts necessary to redeem the New Notes at a price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest, if any, from the issue date to, but not including, January 19, 2018, were deposited into a segregated escrow account with the Trustee who was serving as escrow agent. The Escrow Issuer granted to the Trustee, as escrow agent, for its benefit and the benefit of the holders of the New Notes, a first-priority security interest in the escrow account to secure the obligations under the New Notes pending disbursement of the escrowed funds.

Effective October 31, 2017, in connection with the completion of the acquisition and pursuant to a supplemental indenture (the “Supplemental Indenture”), the Company agreed to assume all of the obligations of the Escrow Issuer under the New Indenture governing the New Notes. The New Notes are guaranteed by MCC’s direct and indirect wholly owned domestic subsidiaries that are borrowers or guarantors under MCC’s new senior secured credit facilities, or that guarantee certain of MCC’s other indebtedness.

On October 11, 2017, the Company acquired 100% of T.P. Label Limited, located in Dar es Salaam, Tanzania, and T.P. Kenya Limited, a sale and distribution center in Kenya (collectively Tanzania Printers). This acquisition complements our food and beverage label business, supporting a number of Constantia Labels’ largest customers.

In October 2017, a series of wildfires spread across Northern California, including Napa and Sonoma counties. As a result of the wildfires, the Company’s plant in Napa was closed or operated at reduced shifts for several days. The impact of these wildfires on the Company’s future financial results of operations and cash flows is unknown.

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

Refer to “Forward-Looking Statements” following the index in this Form 10-Q. In the discussion that follows, all amounts are in thousands (both tables and text), except statistical data, per share data and percentages.

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

Results of Operations

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016:

Net Revenues

			$	%
	2017	2016	Change	Change
Net revenues	$256,034	$232,140	$23,894	10%

Net revenues increased 10% to $256,034 compared to $232,140 in the prior year quarter. Acquisitions occurring after the beginning of the second quarter of fiscal 2017 accounted for a 4% increase in revenues. Organic revenue increased 6% and foreign exchange rates, primarily driven by appreciation of the Euro, led to a 1% increase in revenues quarter over quarter. During the quarter, the Company sold its Southeast Asian durables business, which resulted in a 1% decrease in revenues compared to the prior year quarter.

Cost of Revenues and Gross Profit

			$	%
	2017	2016	Change	Change
Cost of revenues	$204,260	$182,187	$22,073	12%
% of Net revenues	79.8%	78.5%
Gross profit	$51,774	$49,953	$1,821	4%
% of Net revenues	20.2%	21.5%

Cost of revenues increased 12% or $22,073 compared to the prior year quarter. Acquisitions occurring after the beginning of the second quarter of fiscal 2017 contributed 5% or $8,697. Organic revenue growth and operating inefficiencies increased cost of revenues by 7% or $12,894. The sale of the Southeast Asian durables business during the current year quarter accounted for a 1% or $2,173 decrease in cost of sales compared to the prior year quarter. The remaining increase of 1% or $2,655 related to the unfavorable effects of foreign exchange.

Gross profit increased 4% or $1,821 compared to the prior year quarter. Acquisitions occurring after the beginning of the second quarter of fiscal 2017 contributed 2% or $768 to gross profit. Improved operating performance in Asia Pacific, the United Kingdom, and Latin America was partially offset by operating inefficiencies in North America for an organic gross profit increase of 2% or $1,057. The sale of the Southeast Asian durables business during the current year quarter accounted for a 1% or $631 decrease in gross profit compared to the prior year quarter. The remaining increase of 1% or $627 related to the favorable effects of foreign exchange. Gross margins were 20.2% of net revenues for the current year quarter compared to 21.5% in the prior year quarter.

Selling, General and Administrative Expenses and Facility Closure Expenses

	2017	2016	$ Change	% Change
Selling, general and administrative expenses	$25,200	$19,736	$5,464	28%
% of Net revenues	9.8%	8.5%
Facility closure expenses	$95	$57	$38	67%
% of Net revenues	0.0%	0.0%

Selling, general and administrative expenses increased 28% or $5,464 compared to the prior year quarter. Acquisitions occurring after the beginning of the second quarter of fiscal 2017, net of divestitures, and unfavorable foreign exchange contributed $730 and $279, respectively, to the increase. In the current year quarter, the Company incurred $4,087 of acquisition expenses compared to $268 in the prior year quarter. Acquisition expenses in the current year quarter included $3,544 related to the announced Constantia Labels acquisition. The remaining increase of $636 primarily related to the timing of audit and compliance expenses.

Facility closure expenses were $95 in the current year quarter compared to $57 in the prior year quarter. The current quarter expenses primarily related to the closure of our manufacturing facility in Dormans, France. Expenses in the prior year quarter related to consolidation of our manufacturing facilities in Dublin, Ireland into a single location.

Interest Expense and Other Income, Net

	2017	2016	$ Change	% Change
Interest expense	$6,669	$6,521	$148	2%
Other income, net	$(2,676)	$(290)	$(2,386)	823%

Interest expense increased 2% or $148 compared to the prior year quarter, primarily due to the funding of acquisitions.

Other income was $2,676 in the current year quarter compared to $290 in the prior year quarter. This was primarily related to the unrealized gain of $8,822 on a forward contract to fix the exchange rate between the U.S. Dollar and the Euro for the announced acquisition of Constantia Labels, expected to close in the third quarter of fiscal 2018. These gains were partially offset by non-cash charges related to cross currency swaps of $5,811, initiated in anticipation of the closing of the acquisition. Additionally, the Company sold the Southeast Asian durables business for a loss of $512. The remaining change in other income primarily related to gains and losses on foreign exchange.

Income Tax Expense

	2017	2016	$ Change	% Change
Income tax expense	$7,296	$7,395	$(99)	(1%)

Our effective tax rate increased to 32% in the current year quarter from 31% in the prior year quarter due to higher non-deductible acquisition costs.

Six Months Ended September 30, 2017 compared to the Six Months Ended September 30, 2016:

Net Revenues

	2017	2016	$ Change	% Change
Net revenues	$498,474	$468,634	$29,840	6%

Net revenues increased 6% to $498,474 compared to $468,634 in the six months ended September 30, 2016. Acquisitions occurring after the beginning of fiscal 2017 accounted for a 3% increase in revenues. Increased revenues in North America and Latin America contributed to an organic revenue increase of 4%. The sale of the Southeast Asian durables business during the current year period accounted for a 1% decrease in revenues compared to the prior year period.

Cost of Revenues and Gross Profit

	2017	2016	$ Change	% Change
Cost of revenues	$397,243	$366,588	$30,655	8%
% of Net revenues	79.7%	78.2%
Gross profit	$101,231	$102,046	$(815)	(1%)
% of Net revenues	20.3%	21.8%

Cost of revenues increased 8% or $30,655 compared to the six months ended September 30, 2016. Acquisitions occurring after the beginning of fiscal 2017 contributed 4% or $13,970, organic revenue growth and operating inefficiencies increased cost of revenues by 5% or $18,550, and the unfavorable impact of foreign exchange rates contributed $308. The sale of the Southeast Asian durables business during the current year period accounted for a 1% or $2,173 decrease in cost of sales compared to the prior year period.

Gross profit decreased 1% or $815 compared to the six months ended September 30, 2016. Acquisitions occurring after the beginning of fiscal 2017 contributed 2% or $1,887 to gross profit. Operating inefficiencies, primarily in North America, led to an organic gross profit decrease of 2% or $2,293. The sale of the Southeast Asian durables business during the current year period accounted for a 1% or $631 decrease in gross profit compared to the prior year period. The remaining increase of $222 related to the favorable effects of foreign exchange. Gross margins were 20.3% of net revenues for the six months ended September 30, 2017 compared to 21.8% in the six months ended September 30, 2016.

Selling, General and Administrative Expenses and Facility Closure Expenses

	2017	2016	$ Change	% Change
Selling, general and administrative expenses	$48,789	$42,390	$6,399	15%
% of Net revenues	9.8%	9.0%
Facility closure expenses	$129	$214	$(85)	(40%)
% of Net revenues	0.0%	0.0%

Selling, general and administrative expenses increased 15% or $6,399 compared to the six months ended September 30, 2016. Acquisitions occurring after the beginning of fiscal 2017, net of divestitures, contributed an increase of $1,574 and foreign exchange increased $42. In the six months ended September 30, 2017, the Company incurred $4,993 of acquisition expenses compared to $434 in the six months ended September 30, 2016. Acquisition expenses in the current year period included $4,288 related to the announced Constantia Labels acquisition. The remaining increase of $224 primarily related to compensation expenses.

Facility closure expenses were $129 in the six months ended September 30, 2017 compared to $214 in the six months ended September 30, 2016. The current period expenses primarily related to the closure of our manufacturing facility in Dormans, France. Expenses in the prior year period related to consolidation of our manufacturing facilities in Dublin, Ireland into a single location.

Interest Expense and Other Income, Net

	2017	2016	$ Change	% Change
Interest expense	$13,004	$12,977	$27	0%
Other income, net	$(1,477)	$(560)	$(917)	164%

Interest expense increased $27 compared to the six months ended September 30, 2016.

Other income was $1,477 in the six months ended September 30, 2017 compared to $560 in the six months ended September 30, 2016. This was primarily related to related to the unrealized gain of $8,822 on a forward contract to fix the exchange rate between the U.S. Dollar and the Euro for the acquisition of Constantia Labels, partially offset by non-cash charges related to cross currency swaps of $5,811, initiated in anticipation of the closing of the acquisition of Constantia Labels. The Company also recorded the unfavorable impact of the release of a $1,124 foreign indemnification receivable in the current year period, for which an offsetting tax liability was also relieved reducing the current year effective tax rate. Additionally, the Company sold the Southeast Asian durables business for a loss of $512. The remaining change in other income primarily relates to gains and losses on foreign exchange gains and losses on foreign exchange.

Income Tax Expense

	2017	2016	$ Change	% Change
Income tax expense	$11,454	$14,581	$(3,127)	(21%)

Our effective tax rate decreased to 28% in the six months ended September 30, 2017 from 31% in the six months ended September 30, 2016 primarily due to the impact of certain discrete items recognized in the current period that decreased tax expense compared to the prior year period, including the release of a tax liability related to a foreign indemnification receivable related to previous acquisitions for $1,124. Additionally, MCC adopted a new accounting standard to simplify share based payments during the current period, which decreased our tax expense $1,548 compared to the six months ended September 30, 2016.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the six months ended September 30, 2017, net cash provided by operating activities was $44,214 compared to $49,228 in the same period of the prior year. Net income adjusted for non-cash expenses consisting primarily of depreciation and amortization was $56,827 in the current year compared to $57,631 in the same period of the prior year. Our use of operating assets and liabilities of $12,613 in the current year increased from a use of $8,403 in the prior year.

Through the six months ended September 30, 2017, net cash used in investing activities was $43,772 compared to $28,803 in the same period of the prior year. Capital expenditures, primarily funded by cash flows from operations totaled $26,262 in the current year compared to $18,112 in the same period of the prior year. Proceeds from the sale of property, plant and equipment totaled $253 in the current year compared to $678 in the same period of the prior year. The Company used $21,383 for acquisitions in the current year compared to $11,369 in the same period of the prior year. The Company received net cash proceeds of $3,620 from the sales of its Southeast Asian durables business.

Through the six months ended September 30, 2017, net cash used in financing activities was $8,312, which included $9,699 of net debt payments and dividends paid of $1,977, offset by $2,432 of proceeds from the issuance of common stock. Dividends paid included $1,698 to shareholders of Multi-Color Corporation and $279 to the minority shareholders of our 60% owned legal entity in Malaysia. Cash used in financing activities also included $206 in deferred payments related to the Italstereo acquisition and $1,636 in debt issuance costs

Through the six months ended September 30, 2016, net cash used in financing activities was $19,295, which included $18,731 of net debt payments, $1,784 in deferred payments related to the Flexo Print and Mr. Labels acquisitions and dividends paid of $2,181, offset by $3,401 of proceeds from various stock transactions. Dividends paid included $1,683 to shareholders of Multi-Color Corporation and $498 to the minority shareholders of our 60% owned legal entity in Malaysia.

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

The Credit Agreement may be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated senior secured leverage ratio at the time of the borrowing. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 3.08% and 2.72% at September 30, 2017 and March 31, 2017, respectively, and on borrowings under the Australian Revolving Sub-Facility was 3.40% and 3.43% at September 30, 2017 and March 31, 2017, respectively.

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

The Credit Agreement and the indenture governing the Notes (the “Indenture”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indenture, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, engage in mergers, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indenture, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indenture. As of September 30, 2017, the Company was in compliance with the covenants in the Credit Agreement and the Indenture.

The Company recorded $404 and $423 in interest expense for the three months ended September 30, 2017 and 2016, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $808 and $846 in interest expense for the six months ended September 30, 2017 and 2016, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Available borrowings under the Credit Agreement at September 30, 2017 consisted of $249,887 under the U.S. Revolving Credit Facility and $2,323 under the Australian Revolving Sub-Facility. The Company also has various other uncommitted lines of credit available at September 30, 2017 in the aggregate amount of $11,378.

Cash flows provided by operating activities and borrowings have historically supplied us with a significant source of liquidity. We anticipate being able to support our short-term liquidity and operating needs largely through cash generated from operations. We had a net working capital position of $149,311 and $109,420 at September 30, 2017 and March 31, 2017, respectively, and were in compliance with our loan covenants and current in our principal and interest payments on all debt.

On October 31, 2017, the Company completed its previously announced acquisition of Constantia Labels. In conjunction with this acquisition, effective October 31, 2017 the Company entered into a credit agreement (the “New Credit Agreement”) with various lenders. The New Credit Agreement replaces the Company’s existing Credit Agreement and consists of (i) a senior secured first lien term loan A facility in an aggregate principal amount of $150,000 with a five year maturity, (ii) a senior secured first lien term loan B facility in an aggregate principal amount of $500,000 with a seven year maturity, and (iii) a revolving credit facility in an aggregate principal amount up to $400,000 with a five year maturity, consisting of a $360,000 U.S. revolving subfacility and a $40,000 Australian dollar revolving subfacility.

The Credit Agreement’s term loan A facility, term loan B facility and U.S. revolving subfacility (together the “U.S. facilities”) are guaranteed by substantially all of MCC’s direct and indirect wholly owned domestic subsidiaries, and such guarantors will pledge substantially all their assets as collateral to secure the U.S. facilities.

On October 4, 2017, Multi-Color Escrow Issuer, LLC (the “Escrow Issuer”), a wholly owned subsidiary of the Company, issued $600,000 aggregate principal amount of 4.875% Senior Notes due 2025 (the “New Notes”). The Company formed the Escrow Issuer for the purpose of acting as escrow issuer for the offering of the New Notes pending the completion of the Company’s acquisition of the Labels Division of Constantia Flexibles. The terms and conditions of the New Notes and related matters are set forth in the Indenture, dated as of October 4, 2017 (the “New Indenture”), between the Escrow Issuer and U. S. Bank National Association, as trustee (the “Trustee”). The Escrow Issuer, the Company and the Trustee also entered into an Escrow and Security Agreement dated as of October 4, 2017 (the “Escrow Agreement”) pursuant to which the gross proceeds from the offering of the New Notes, together with amounts necessary to redeem the New Notes at a price equal to 100% of the principal amount of the New Notes, plus accrued and unpaid interest, if any, from the issue date to, but not including, January 19, 2018, were deposited into a segregated escrow account with the Trustee who was serving as escrow agent. The Escrow Issuer granted to the Trustee, as escrow agent, for its benefit and the benefit of the holders of the New Notes, a first-priority security interest in the escrow account to secure the obligations under the New Notes pending disbursement of the escrowed funds.

Effective October 31, 2017, in connection with the completion of the acquisition and pursuant to a supplemental indenture (the “Supplemental Indenture”), the Company agreed to assume all of the obligations of the Escrow Issuer under the New Indenture governing the New Notes. The New Notes are guaranteed by MCC’s direct and indirect wholly owned domestic subsidiaries that are borrowers or guarantors under MCC’s new senior secured credit facilities, or that guarantee certain of MCC’s other indebtedness.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2017:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$494,100	$1,101	$230	$242,462	$170	$120	$250,017
Capital leases	9,976	2,975	3,010	2,119	1,639	233	—
Interest on long-term debt (1)	111,896	24,686	23,611	22,087	20,438	18,522	2,552
Rent due under operating leases	58,796	13,152	11,118	9,340	7,767	6,111	11,308
Unconditional purchase obligations	18,546	18,159	196	96	89	6	—
Pension and post retirement obligations	439	6	15	22	30	40	326
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	7,904	1,072	6,832	—	—	—	—

Total contractual obligations	$701,657	$61,151	$45,012	$276,126	$30,133	$25,032	$264,203

(1)	Interest on floating rate debt was estimated using projected forward London Interbank Offered Rate (LIBOR) and Bank Bill Swap Bid Rates (BBSY) as of September 30, 2017.

(2)	The table excludes $4,977 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

(3)	In conjunction with the Constantia Labels acquisition, the Company entered into a credit agreement with various lenders, which replaces the Company’s existing Credit Agreement. In addition, on October 4, 2017, Multi-Color Escrow Issuer, LLC, a wholly-owned subsidiary of the Company, issued $600,000 aggregate principal amount of 4.875% Senior Notes due 2025. See Note 15 for additional discussion. The Long-term debt and Interest on long-term debt amounts included in the table above reflect the Company’s debt borrowings under the existing Credit Agreement as of September 30, 2017.

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

In July 2017, the Company entered into a foreign currency forward contract to fix the Euro cash component of the Constantia Labels purchase price. The notional amount of the foreign currency forward contract is €495,600 with a maturity date of November 2017. In September 2017, as a means of managing foreign currency risk related to our significant operations in Europe, the Company executed four fixed-for-fixed cross currency swaps, in which the Company will pay Euros and receive U.S. Dollars with a combined notional amount of €400,000, which have a maturity date of November 2025. See Note 7 for additional details.

There are no other material changes to the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017.

Item 6.	Exhibits

10.1	Sale and Purchase Agreement dated July 16, 2017 by and among Multi-Color Corporation as Purchaser and Constantia Flexibles Germany GmbH, Constantia Flexibles International GmbH, Constantia Flexibles Group GmbH and GPC Holdings B.V., as Sellers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 16, 2017 and incorporated herein by reference).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: November 9, 2017	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial Officer, Secretary