Form 10-Q
period 2017-12-31
MULTI COLOR Corp
filed 2018-02-09
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Common shares, no par value – 20,442,779 (as of January 31, 2018)

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation: factors discussed in conjunction with a forward-looking statement; changes in global economic and business conditions; changes in business strategies or plans; raw material cost pressures; availability of raw materials; availability to pass raw material cost increases to our customers; interruption of business operations; changes in, or the failure to comply with, government regulations, legal proceedings and developments, including, but not limited to, tax law changes; acceptance of new product offerings, services and technologies; new developments in packaging; our ability to effectively manage our growth and execute our long-term strategy; our ability to manage foreign operations and the risks involved with them, including compliance with applicable anti-corruption laws; currency exchange rate fluctuations; our ability to manage global political uncertainty; terrorism and political unrest; increases in general interest rate levels and credit market volatility affecting our interest costs; competition within our industry; our ability to consummate and successfully integrate acquisitions; our ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; risk that some of our goodwill may be or later become impaired; the success and financial condition of our significant customers; dependence on information technology; our ability to market new products; our ability to maintain an effective system of internal control; ongoing claims, lawsuits and governmental proceedings, including environmental proceedings; availability, terms and developments of capital and credit; dependence on key personnel; quality of management; our ability to protect our intellectual property and the potential for intellectual property litigation; employee benefit costs; and risk associated with significant leverage. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the factors described in this paragraph and Part II, Item 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2017 contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net revenues	$352,699	$210,658	$851,173	$679,292
Cost of revenues	295,397	169,441	692,640	536,029

Gross profit	57,302	41,217	158,533	143,263
Selling, general and administrative expenses	41,519	20,408	90,308	62,798
Facility closure expenses	761	393	890	607

Operating income	15,022	20,416	67,335	79,858
Interest expense	21,624	6,141	34,628	19,118
Other (income) expense, net	9,702	(1,125)	8,225	(1,685)

Income (loss) before income taxes	(16,304)	15,400	24,482	62,425
Income tax expense (benefit)	(36,815)	3,205	(25,361)	17,786

Net income	20,511	12,195	49,843	44,639
Less: Net income (loss) attributable to noncontrolling interests	(21)	69	15	365

Net income attributable to Multi-Color Corporation	$20,532	$12,126	$49,828	$44,274

Weighted average shares and equivalents outstanding:
Basic	19,319	16,908	17,765	16,863
Diluted	19,446	17,039	17,914	17,007

Basic earnings per common share	$1.06	$0.72	$2.80	$2.63
Diluted earnings per common share	$1.06	$0.71	$2.78	$2.60
Dividends per common share	$0.05	$0.05	$0.15	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net income	$20,511	$12,195	$49,843	$44,639
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (1)	31,213	(24,937)	61,227	(37,150)
Unrealized gain (loss) on derivative contracts, net of tax (2)	(8,452)	—	(13,008)	196

Total other comprehensive income (loss)	22,761	(24,937)	48,219	(36,954)

Comprehensive income	43,272	(12,742)	98,062	7,685
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,314	(55)	1,284	131

Comprehensive income (loss) attributable to Multi-Color Corporation	$41,958	$(12,687)	$96,778	$7,554

(1)	The amounts for the three months ended December 31, 2017 and 2016 include tax impacts of $(33) and $181, respectively, related to the settlement of foreign currency denominated intercompany loans. The amounts for the nine months ended December 31, 2017 and 2016 include tax impacts of $(485) and $427, respectively, related to the settlement of foreign currency denominated intercompany loans.

(2)	Amounts are net of tax of $4,097 for the three months ended December 31, 2017 and $6,955 and $(133) for the nine months ended December 31, 2017 and 2016, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	December 31, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$79,514	$25,229
Accounts receivable, net of allowance of $2,459 and $2,273 at December 31, 2017 and March 31, 2017, respectively	265,619	141,211
Other receivables	29,558	7,871
Inventories, net	157,739	63,995
Prepaid expenses	33,422	12,187
Other current assets	11,180	3,253

Total current assets	577,032	253,746
Property, plant and equipment, net of accumulated depreciation of $222,053 and $190,915 at December 31, 2017 and March 31, 2017, respectively	492,980	247,261
Goodwill	1,178,955	412,550
Intangible assets, net	588,366	169,220
Other non-current assets	7,961	6,365
Deferred income tax assets	3,078	2,848

Total assets	$2,848,372	$1,091,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,994	$2,093
Accounts payable	185,379	88,475
Accrued expenses and other liabilities	90,745	53,758

Total current liabilities	297,118	144,326
Long-term debt	1,586,912	479,408
Deferred income tax liabilities	164,213	65,761
Other liabilities	82,095	20,675

Total liabilities	2,130,338	710,170
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 40,000 shares authorized, 20,748 and 17,254 shares issued at December 31, 2017 and March 31, 2017, respectively	1,403	1,054
Paid-in capital	401,214	158,399
Treasury stock, 306 and 302 shares at cost at December 31, 2017 and March 31, 2017, respectively	(11,492)	(11,168)
Retained earnings	363,564	316,461
Accumulated other comprehensive loss	(39,069)	(85,795)

Total stockholders’ equity attributable to Multi-Color Corporation	715,620	378,951
Noncontrolling interests	2,414	2,869

Total stockholders’ equity	718,034	381,820

Total liabilities and stockholders’ equity	$2,848,372	$1,091,990

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

						Accumulated
	Common Stock					Other
	Shares Issued	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Noncontrolling Interests	Total
March 31, 2017	17,254	$1,054	$158,399	$(11,168)	$316,461	$(85,795)	$2,869	$381,820
Net income					49,828		15	49,843
Other comprehensive income						46,950	1,269	48,219
Constantia Labels acquisition	3,383	338	237,482				1,100	238,920
Issuance of common stock	105	11	2,792					2,803
Restricted stock grant	9							—
Restricted stock forfeitures	(3)							—
Stock-based compensation			2,541					2,541
Shares acquired under employee plans				(324)				(324)
Common stock dividends					(2,725)			(2,725)
Sale of Southeast Asian durables business						(231)	(2,484)	(2,715)
Acquisition of noncontrolling interest						7	(76)	(69)
Dividends paid to noncontrolling interests							(279)	(279)

December 31, 2017	20,748	$1,403	$401,214	$(11,492)	$363,564	$(39,069)	$2,414	$718,034

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,843	$44,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,723	24,853
Amortization of intangible assets	15,559	10,835
Loss on sale of Southeast Asian durables business	512	—
Loss on write-off of deferred financing fees	660	—
Amortization of deferred financing costs	1,898	1,269
Net (gain)/loss on disposal of property, plant and equipment	995	(429)
Net (gain)/loss on derivative contracts	4,258	103
Stock-based compensation expense	2,541	2,445
Excess tax benefit from stock-based compensation	—	(1,245)
Deferred income taxes, net	(30,793)	(405)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	7,680	10,925
Inventories	5,317	(2,784)
Prepaid expenses and other assets	(14,213)	(3,686)
Accounts payable	(15,902)	(7,070)
Accrued expenses and other liabilities	(17,341)	(8,088)

Net cash provided by operating activities	41,737	71,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(44,126)	(34,055)
Investment in acquisitions, net of cash acquired	(1,033,981)	(11,369)
Net proceeds from sale of Southeast Asian durables business	3,620	—
Proceeds from sale of property, plant and equipment	566	1,284

Net cash used in investing activities	(1,073,921)	(44,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	386,110	211,073
Payments under revolving lines of credit	(520,495)	(233,152)
Borrowings of long-term debt	1,250,000	2,092
Repayment of long-term debt	(4,560)	(5,436)
Payment of acquisition related deferred payments	(899)	(1,784)
Buyout of non-controlling interest	—	(514)
Proceeds from issuance of common stock	2,495	2,575
Excess tax benefit from stock-based compensation	—	1,245
Debt issuance costs	(26,628)	—
Dividends paid	(3,000)	(3,030)

Net cash provided by/(used in) financing activities	1,083,023	(26,931)

Effect of foreign exchange rate changes on cash	3,446	(2,732)

Net increase/(decrease) in cash and cash equivalents	54,285	(2,441)
Cash and cash equivalents, beginning of period	25,229	27,709

Cash and cash equivalents, end of period	$79,514	$25,268

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several areas of accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and the classification on the statement of cash flows. This update is effective prospectively for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this standard on April 1, 2017. As a result of this adoption, the Company recorded $83 and $1,631 of excess tax benefits from share-based payments in income tax expense as a discrete item for the three and nine months ended December 31, 2017, respectively. These amounts may not necessarily be indicative of future amounts that may be recognized as any excess tax benefits recognized will be dependent on future stock price, employee exercise behavior and applicable tax rates. Prior to April 1, 2017, excess tax benefits were recognized in additional paid-in capital. Additionally, excess tax benefits are now included in net operating cash flows rather than net financing cash flows in the Company’s condensed consolidated statements of cash flows. The treatment of forfeitures has not changed, as the Company elected to continue the current process of estimating forfeitures at the time of grant. The Company had no unrecognized excess tax benefits from prior periods to record upon the adoption of this ASU.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lessees recognize almost all leases on the balance sheet as right-of-use assets and lease liabilities. For income statement purposes, leases will be classified as either finance leases or operating leases. This update is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2019. This update should be applied at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact of this standard on its consolidated financial statements, which will include an increase in both assets and liabilities relating to its leasing activities.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This update does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. Prior to issuance of this ASU, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and a floor of net realizable value less normal profit margin). For inventory within the scope of the new guidance, entities are required to compare the cost of inventory to only its net realizable value, and not to the three measures required by current guidance. This update was effective prospectively for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, which for the Company was the fiscal year beginning April 1, 2017. This update was applied prospectively to all lower of cost and net realizable value assessments performed by the Company after the effective date. The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides revised guidance for revenue recognition. The standard’s core principle is that an entity should recognize revenue for transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This guidance provides five steps that should be applied to achieve that core principle. In 2016 and 2017, the FASB issued accounting standard updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement. This standard and its clarifying updates are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is the fiscal year beginning April 1, 2018. This standard can be applied retrospectively to each period presented or as a cumulative-effect adjustment (modified retrospective) as of the date of adoption. The Company plans to adopt on April 1, 2018, using the modified retrospective approach.

The Company’s assessment efforts to date have included reviewing current accounting policies, processes, and system requirements, as well as assigning internal resources and engaging third-party consultants to assist in the process. We are in the process of standardizing sales Terms and Conditions across the organization. At this time, we do not anticipate significant changes to our systems or processes will be necessary for implementation of the standard. The Company anticipates that adoption will change the timing of revenue recognition from “point-in-time” to “over time” for most customer arrangements. This change will accelerate revenue recognition from time of shipment to time of production. We anticipate the amount of accelerated revenue will approximate the balance of finished goods inventory on-hand at period end. However, the Company will not be able to make a complete determination about the impact of the standard on its consolidated financial statements until the time of adoption based upon outstanding contracts at that time. The new standard will also require additional disclosures regarding our revenue recognition policy. We are still assessing the impact of additional revenue recognition financial disclosures required by the new standard.

No other new accounting pronouncement issued or effective during the nine months ended December 31, 2017 had or is expected to have a material impact on the consolidated financial statements.

Supply Chain Financing

The Company has entered into supply chain financing agreements with certain customers. The receivables for the agreements are sold without recourse to the customers’ banks and are accounted for as sales of accounts receivable. Losses on the sale of these receivables are included in selling, general and administrative expenses in the condensed consolidated statements of income. Losses of $251 and $162 were recorded for the three months ended December 31, 2017 and 2016, respectively, and losses of $716 and $412 were recorded for the nine months ended December 31, 2017 and 2016, respectively.

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

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended				Nine Months Ended
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
		Per Share		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic EPS	19,319	$1.06	16,908	$0.72	17,765	$2.80	16,863	$2.63
Effect of dilutive securities	127	—	131	(0.01)	149	(0.02)	144	(0.03)

Diluted EPS	19,446	$1.06	17,039	$0.71	17,914	$2.78	17,007	$2.60

The Company excluded 157 and 175 options to purchase shares in the three months ended December 31, 2017 and 2016, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 132 and 171 options to purchase shares in the nine months ended December 31, 2017 and 2016, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

3.     Inventories

The Company’s inventories consisted of the following:

	December 31, 2017	March 31, 2017
Finished goods	$80,598	$35,204
Work-in-process	18,172	8,933
Raw materials	68,732	26,862

Total inventories, gross	167,502	70,999
Inventory reserves	(9,763)	(7,004)

Total inventories, net	$157,739	$63,995

4.     Debt

The components of the Company’s debt consisted of the following:

	December 31, 2017			March 31, 2017
	Principal	Unamortized Debt Issuance Costs	Debt Less Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Debt Less Unamortized Debt Issuance Costs
6.125% Senior Notes (1)	$250,000	$(3,317)	$246,683	$250,000	$(3,822)	$246,178
4.875% Senior Notes (1)	600,000	(10,018)	589,982	—	—	—
New Credit Agreement
Term Loan A Facility (2)	150,000	(4,208)	145,792	—	—	—
Term Loan B Facility (3)	500,000	(6,495)	493,505	—	—	—
U.S. Revolving Credit Facility (4)	60,000	(5,730)	54,270	—	—	—
Australian Revolving Sub-Facility (4)	36,546	(637)	35,909	—	—	—
Previous credit agreement
U.S. Revolving Credit Facility (5)	—	—	—	198,100	(2,335)	195,765
Australian Revolving Sub-Facility (5)	—	—	—	31,965	(178)	31,787
Capital leases	37,145	—	37,145	7,412	—	7,412
Other subsidiary debt	4,620	—	4,620	359	—	359

Total debt	1,638,311	(30,405)	1,607,906	487,836	(6,335)	481,501
Less current portion of debt	(20,994)	—	(20,994)	(2,093)	—	(2,093)

Total long-term debt	$1,617,317	$(30,405)	$1,586,912	$485,743	$(6,335)	$479,408

(1)	The 6.125% Senior Notes are due on December 1, 2022. The 4.875% Senior Notes are due on November 1, 2025.

(2)	Under the New Credit Agreement, the Company is required to make mandatory principal payments on the outstanding borrowings under the Term Loan A Facility. The principal payments are due on the last day of March, June, September and December of each year, commencing on March 31, 2018 through the maturity date of October 31, 2022.

(3)	Under the New Credit Agreement, the Company is required to make mandatory principal payments on the outstanding borrowings under the Term Loan B Facility. The principal payments are due on the last day of March, June, September and December of each year, commencing on March 31, 2018 through the maturity date of October 31, 2024.

(4)	Borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility, which were issued under the New Credit Agreement, mature on October 31, 2022.

(5)	Borrowings under the previous credit agreement were repaid on October 31, 2017.

The carrying value of debt approximates fair value. The fair value of long-term debt is based on observable inputs, including quoted market prices (Level 2). The fair values of the 4.875% Senior Notes and 6.125% Senior Notes were approximately $601,500 and $260,625, respectively, as of December 31, 2017.

The following is a schedule of future annual principal payments as of December 31, 2017:

	Debt	Capital Leases	Total
January 2018 - December 2018	$16,450	$4,544	$20,994
January 2019 - December 2019	12,724	4,928	17,652
January 2020 - December 2020	16,429	3,557	19,986
January 2021 - December 2021	20,169	3,006	23,175
January 2022 - December 2022	460,394	2,190	462,584
Thereafter	1,075,000	18,920	1,093,920

Total	$1,601,166	$37,145	$1,638,311

Senior Secured Credit Facility

In conjunction with the Constantia Labels acquisition, effective October 31, 2017 the Company entered into a credit agreement (the “New Credit Agreement”) with various lenders. The New Credit Agreement replaced the Company’s previous credit agreement and consists of (i) a senior secured first lien term loan A facility (the “Term Loan A Facility”) in an aggregate principal amount of $150,000 with a five year maturity, (ii) a senior secured first lien term loan B facility (the “Term Loan B Facility”) in an aggregate principal amount of $500,000 with a seven year maturity, and (iii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount up to $400,000, comprised of a $360,000 U.S. revolving credit facility (the “U.S. Revolving Credit Facility“) and a $40,000 U.S. dollar equivalent Australian sub-facility (the “Australian Revolving Sub-Facility”), each with a five year maturity.

The New Credit Agreement contains customary mandatory and optional prepayment provisions and customary events of default. The New Credit Agreement’s Term Loan A Facility, Term Loan B Facility and U.S. Revolving Credit Facility (together, the “U.S. facilities”) are guaranteed by substantially all of the Company’s direct and indirect wholly owned domestic subsidiaries, and such guarantors pledged substantially all their assets as collateral to secure the U.S. facilities. The Australian Revolving Sub-Facility is secured by substantially all of the assets of the Australian borrower and its direct and indirect subsidiaries.

The New Credit Agreement can be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the New Credit Agreement). Loans under the New Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated secured net leverage ratio. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 3.98% at December 31, 2017. The interest rates on borrowings under the Term Loan A Facility, Term Loan B Facility and Australian Revolving Sub-Facility were 3.82%, 3.82% and 3.91%, respectively, at December 31, 2017.

The New Credit Agreement contains customary representations and warranties as well as customary negative and affirmative covenants, which require the Company to maintain the following financial covenants at the end of each quarter: (i) the consolidated secured net leverage ratio as of the last day of any fiscal quarter of the Company shall not exceed 4.50 to 1.00 for the fiscal quarters ended during the period of March 31, 2017 through, and including June 30, 2019 and (ii) the consolidated secured net leverage ratio as of the last day of any fiscal quarter of the Company shall not exceed 4.25 to 1.00 for the fiscal quarters ended during the period of September 30, 2019 and thereafter.

The New Credit Agreement, the indenture governing the 4.875% Senior Notes (the “4.875% Senior Notes Indenture”) and the indenture governing the 6.125% Senior Notes (the “6.125% Senior Notes Indenture” and together with the 4.875% Senior Notes Indenture, the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the New Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the New Credit Agreement and the Indentures, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the New Credit Agreement limits the ability of the Company to modify terms of the Indentures. As of December 31, 2017, the Company was in compliance with the covenants in the New Credit Agreement and the Indentures.

Available borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility were $299,124 and $3,454, respectively, at December 31, 2017. The Company also has various other uncommitted lines of credit available at December 31, 2017 in the aggregate amount of $22,132.

4.875% Senior Notes

The $600,000 aggregate principal amount of 4.875% Senior Notes due 2025 (the “4.875% Senior Notes”) were issued in October 2017 to fund the acquisition of Constantia Labels. The 4.875% Senior Notes are unsecured senior obligations of the Company. Interest is payable on the 4.875% Senior Notes on May 1st and November 1st of each year beginning May 1, 2018 until the maturity date of November 1, 2025. The Company’s obligations under the 4.875% Senior Notes are guaranteed by certain of the Company’s existing direct and indirect wholly-owned domestic subsidiaries.

6.125% Senior Notes

The $250,000 aggregate principal amount of 6.125% Senior Notes due 2022 (the “6.125% Senior Notes”) were issued in November 2014. The 6.125% Senior Notes are unsecured senior obligations of the Company. Interest is payable on the 6.125% Senior Notes on June 1st and December 1st of each year beginning June 1, 2015 until the maturity date of December 1, 2022. The Company’s obligations under the 6.125% Senior Notes are guaranteed by certain of the Company’s existing direct and indirect wholly-owned domestic subsidiaries.

Debt Issuance Costs

In conjunction with the issuance of the New Credit Agreement, the Company incurred $16,290 in debt issuance costs, which are being deferred and amortized over the term of the Term A Loan Facility, Term Loan B Facility and Revolving Credit Facility. In conjunction with terminating the Company’s prior credit agreement, $660 in unamortized debt issuance costs related to a debt extinguishment were written-off to interest expense during the three months ended December 31, 2017. The remaining unamortized fees under the prior credit agreement related to a debt modification and are being amortized over the term of the Revolving Credit Facility.

The Company incurred $10,338 in debt issuance costs associated with the issuance of the 4.875% Senior Notes, which are being deferred and amortized over the term of the 4.875% Senior Notes.

The Company recorded $1,090 and $423 in interest expense for the three months ended December 31, 2017 and 2016, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $1,898 and $1,269 in interest expense for the nine months ended December 31, 2017 and 2016, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

The Company incurred $4,587 in commitment fees related to a senior unsecured bridge facility (the “Bridge Facility”), which were written off to interest expense upon expiration of the availability of the Bridge Facility during the three months ended December 31, 2017.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	December 31, 2017	March 31, 2017
Total minimum lease payments	$49,568	$8,327
Less amount representing interest	(12,423)	(915)

Present value of net minimum lease payments	37,145	7,412
Current portion	(4,544)	(1,964)

Capitalized lease obligations, less current portion	$32,601	$5,448

The capitalized leases carry interest rates from 0.03% to 23.00% and mature from fiscal 2018 to fiscal 2032.

5.     Major Customers

During the three months ended December 31, 2017 and 2016, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 13% and 18%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

During the nine months ended December 31, 2017 and 2016, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 15% and 17%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

In addition, accounts receivable balances from The Procter & Gamble Company approximated 3% and 4% of the Company’s total accounts receivable balance at December 31, 2017 and March 31, 2017, respectively. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

6.    Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At December 31, 2017, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2015. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2012. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. As the Company has a March 31 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of 31.5% for the Company’s fiscal year ending March 31, 2018, and 21% for subsequent fiscal years. The Tax Act eliminates the domestic manufacturing deduction and implements certain transitional impacts to the Company.

As part of the transition to the new territorial tax system, the Tax Act imposes a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate will cause the Company to adjust the U.S. deferred tax assets and liabilities to the lower federal base rate of 21%. These transitional impacts resulted in a provisional discrete net benefit of $16,186 for the quarter ended December 31, 2017, comprised of an estimated repatriation tax charge of $2,335, a provisional valuation allowance on certain interest expense carryforwards of $5,291, and an estimated net deferred tax benefit due to the rate change of $23,812.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The U.S. Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

On December 25, 2017, a Belgian tax reform bill was signed into law. The bill revises the future ongoing Belgian corporate income tax by, among other things, lowering the Belgian corporate income tax rates and implementing a group consolidation system. The reduction of the Belgian corporate income tax rate caused us to adjust our Belgian deferred tax assets and liabilities to the newly enacted tax rates. For the quarter ended December 31, 2017, the Company recognized a net deferred tax benefit of $15,409 due to the rate change.

Effective April 1, 2017, the Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” As part of the adoption, the Company recognizes excess tax benefits or detriments for share-based payments as a reduction of or add-back to income tax expense. For the three and nine months ended December 31, 2017, the Company recognized $83 and $1,631, respectively, as discrete benefits in income tax expense related to share-based compensation. Due to the nature of share-based payment exercise patterns, the Company will not know all the potential impacts of the update until the end of each quarter.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of December 31, 2017 and March 31, 2017, the Company had liabilities of $4,559 and $5,665, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended December 31, 2017 and 2016, the Company recognized $(14) and $(150), respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. During the nine months ended December 31, 2017 and 2016, the Company recognized $47 and $89, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at December 31, 2017 and March 31, 2017 was $1,941 and $1,892, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three and nine months ended December 31, 2017, the Company released $322 and $1,642, respectively, of reserves, including interest and penalties, related to uncertain tax positions for which the statutes of limitations have lapsed or there was a reduction in the tax position related to a prior year. The Company believes that it is reasonably possible that $3,277 of unrecognized tax benefits as of December 31, 2017 could be released within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign and domestic income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $3,889.

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

Interest Rate Risk Management

The Company uses interest rate swap agreements (the “Swaps”) to minimize its exposure to interest rate fluctuations on variable rate debt borrowings. Swaps involve the exchange of fixed and variable rate interest payments and do not represent an actual exchange of the underlying notional amounts between the two parties.

The Company had three forward starting non-amortizing Swaps with a total notional amount of $125,000 to convert variable rate debt to fixed rate debt. The Swaps became effective October 2012 and expired in August 2016. The Swaps resulted in interest payments based on an average fixed rate of 1.396% plus the applicable margin per the requirements in the previous credit agreement.

In conjunction with entering into the previous credit agreement on November 21, 2014, the Company de-designated the Swaps as a cash flow hedge. The cumulative loss on the Swaps recorded in accumulated other comprehensive income (AOCI) at the time of de-designation was reclassified into interest expense in the same periods during which the originally hedged transactions affected earnings, as these transactions were still probable of occurring. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps were immediately recognized in interest expense.

In conjunction with entering into the New Credit Agreement (see Note 4), the Company entered into two spot non-amortizing Swaps with a total notional amount of $300,000 to convert variable rate debt to fixed rate debt. These Swaps became effective October 2017 and will expire in October 2018. The Swaps will result in interest payments of 1.5625% plus the applicable margin per the requirements in the New Credit Agreement. The Company also entered into two forward starting non-amortizing Swaps with a total notional amount of $300,000 to convert variable rate debt to fixed rate debt. These Swaps will become effective in October 2018 and will expire in October 2022. The Swaps will result in interest payments of 2.1345% plus the applicable margin per the requirements in the New Credit Agreement.

Upon inception, the Swaps were designated as cash flow hedges, with the effective portion of gains and losses, net of tax, measured on an ongoing basis, recorded in accumulated other comprehensive income (loss). If the hedge or a portion thereof is determined to be ineffective, any gains and losses will be recorded in interest expense in the condensed consolidated statements of income.

Foreign Currency Risk Management

Foreign currency exchange risk arises from our international operations as well as from transactions with customers or suppliers denominated in currencies other than the U.S. Dollar. The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates or the U.S. Dollar. At times, the Company uses foreign currency forward contracts to minimize the impact of fluctuations in currency exchange rates.

In July 2017, the Company entered into a foreign currency forward contract to fix the Euro cash component of the Constantia Labels purchase price. The notional amount of the foreign currency forward contract was €495,600 with a maturity date of November 2017. Concurrent with the closing of the Company’s purchase of Constantia Labels on October 31, 2017, the Company exited the foreign currency forward contract resulting in a $8,109 net gain. The foreign currency forward contract was not designated as a hedging instrument, and all changes in the fair value of the contract were reported in current period earnings. The fair value of the foreign currency forward contract was determined using forward exchange market rates at the balance sheet date.

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. Dollar value of certain intercompany loan payments, which typically settle in the following quarter. During the nine months ended December 31, 2017 and 2016, the Company’s forward contracts were not designated as hedging instruments; therefore, changes in the fair value of the contracts were immediately recognized in other income and expense in the condensed consolidated statements of income.

In November and December 2017, the Company entered into foreign exchange forward contracts to fix the purchase price in U.S. dollars of a foreign currency denominated firm commitment to purchase presses. The forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the consolidated statements of income in the same period during which the related hedged items affect the consolidated statements of income.

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

The remaining €195,000 of swap notional was not designated in an accounting hedge in September 2017. Therefore, changes in fair value of the derivative instruments were recognized in other income and expense in the condensed consolidated statements of income. Subsequently, in November 2017, the Company formally designated the remaining €195,000 of swap notional as a net investment hedge under ASU 2017-12, bringing the total designated notional value to €400,000. Effective November 1, 2017, hedge accounting was applied to the newly designated swap notional of €195,000.

Disclosures about Derivative Instruments

All of the Company’s derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. The Company determines the fair values of its derivatives based on valuation models which project future cash flows and discount the future amounts to a present value using market based observable inputs including interest rate curves, foreign currency rates, futures and basis point spreads, as applicable. The fair values of qualifying and non-qualifying instruments used in hedging transactions as of December 31, 2017 are as follows:

		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2017
Assets:
Cross currency swaps (Net investment hedges)	Other current assets	$6,403
Interest rate swaps (Cash flow hedges)	Other current assets	407
Foreign exchange forward contracts (Fair value hedges)	Other current assets	36
Interest rate swaps (Cash flow hedges)	Other long-term assets	864
Liabilities:
Cross currency swaps (Net investment hedges)	Other long-term liabilities	$31,789
Interest rate swaps (Cash flow hedges)	Other current liabilities	106

		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2017
Assets:
Foreign exchange forward contracts	Other current assets	$1,058
Liabilities:
Foreign exchange forward contracts	Other current liabilities	$2,898

The amounts of gains and (losses) recognized in OCI net of reclassifications into earnings, during the three and nine months ended December 31, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
Derivatives Designated as Hedging Instruments	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Cross currency swaps (Net investment hedges) (1)	$(9,617)	$—	$(14,173)	$—
Interest rate swaps (Cash flow hedges)	1,165	—	1,165	—

(1)	The net loss of $(14,173) recognized in OCI as of December 31, 2017 is comprised of an excluded component loss of $(10,335) and an undiscounted spot loss of $(10,793), net of tax of $6,955.

The amounts of gains and (losses) reclassified from AOCI into earnings for the three and nine months ended December 31, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
Derivatives Designated as Hedging Instruments	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Cross currency swaps (1)	$2,140	$—	$2,140	$—
Interest rate swaps (2)	(131)	—	(131)	(329)

(1)	The Company had a $2,140 excluded component gain in AOCI which was recognized into income during the three and nine months ended December 31, 2017.

(2)	During the next 12 months, $300 of gains included in the December 31, 2017 AOCI balance are expected to be reclassified into interest expense.

The amounts of gains and (losses) included in earnings from non-qualifying financial instruments used in hedging transactions for the three and nine months ended December 31, 2017 and 2016 are as follows:

		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Statement of Income Location	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Interest rate swaps	Interest expense	$—	$—	$—	$225
Foreign currency contract-Constantia purchase price	Other income (expense), net	(1,108)	—	8,109	—
Foreign currency contracts-Other	Other income (expense), net	(1,834)	3	(1,550)	28
Gain (loss) on underlying hedged items	Other income (expense), net	1,539	(53)	1,264	(128)
Cross currency swaps	Other income (expense), net	1,553	—	(4,258)	—

8. Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	December 31, 2017	March 31, 2017
Accrued payroll and benefits	$40,434	$24,286
Accrued income taxes	3,673	5,604
Professional fees	3,240	500
Accrued taxes other than income taxes	2,764	1,616
Accrued interest	3,079	5,178
Customer rebates	2,762	2,672
Deferred payments	13,755	1,068
Deferred revenue	11,003	7,076
Derivative liabilities	3,004	—
Other	7,031	5,758

Total accrued expenses and other liabilities	$90,745	$53,758

9. Acquisitions and Divestitures

Constantia Labels Summary

On October 31, 2017, the Company completed its acquisition pursuant to the Sale and Purchase Agreement (as amended) with Constantia Flexibles Germany GmbH, Constantia Flexibles International GmbH, Constantia Flexibles Group GmbH and GPC Holdings B.V. (collectively, “Constantia Flexibles”), acquiring 100% of the Labels Division of Constantia Flexibles (“Constantia Labels”). Constantia Labels, headquartered in Vienna, Austria, is a leader in label solutions serving the food, beverage and consumer packaging goods industries. Constantia Labels has approximately 2,800 employees globally and 23 production plants across 14 countries, with major operations across Europe, Asia and North America. The acquisition included a 75% controlling interest in certain label operations in South Africa.

The Company believes the combination of Constantia Labels’ food & beverage business with Multi-Color’s existing platforms, particularly in home & personal care and wine & spirits and emerging position in healthcare, will create a company with significant scale and geographic, end-market, customer and product diversification and additional growth opportunities. The results of Constantia Labels’ operations were included in the Company’s condensed consolidated financial statements beginning on October 31, 2017.

The preliminary purchase price for Constantia Labels consisted of the following:

Cash from proceeds of borrowings	$1,057,993
MCC common stock issued	237,820
Deferred payments	3,094
Contingent consideration	9,408

Purchase price, before cash acquired	1,308,315
Net cash acquired	(17,217)

Total purchase price	$1,291,098

As of December 31, 2017, the purchase price is subject to change upon finalization of net working capital and other adjustments, which will be settled during the three months ended March 31, 2018.

The Company issued 3,383 shares of its common stock to Constantia Flexibles as part of the consideration for the purchase of Constantia Labels. The Sale and Purchase Agreement provides for restrictions on the transfer of the shares issued to Constantia Flexibles and certain registration rights with respect to the shares. The fair value of the shares issued of $237,820 was calculated using the Company share price of $82.70, which was the closing price on October 31, 2017, discounted to reflect the temporary lack of liquidity.

The cash portion of the purchase price was funded through the 4.875% Senior Notes due 2025 and funds from the New Credit Agreement (see Note 4). The purchase price includes deferred payments with a total fair value of $3,094, estimated as of the acquisition date, which are to be paid out within 90 days after December 31, 2018, 2019 and 2020. In addition, the purchase price includes future performance based earnouts with a total fair value of $9,408, estimated as of the acquisition date. The future value of the earnouts is dependent upon whether the Verstraete in Mould Labels N.V. (Verstraete) business, which was acquired in conjunction with the Constantia Labels’ acquisition, meets or exceeds certain agreed upon EBITA (earnings before interest, taxes, and amortization) metrics over the three to five year period following the acquisition. The earnouts have a minimum future payout of zero, and the maximum amount of the future payout is based on the amount of EBITA growth achieved relative to calendar 2017. The earnouts may be paid out within 90 days after December 31, 2020, 2021 or 2022. Net cash acquired includes $49,647 of cash acquired less $32,430 of assumed bank debt and capital leases. The Company spent $15,606 in acquisition expenses related to the Constantia Labels acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income as follows: $18 in the third quarter of fiscal 2017, $744 in the first quarter of fiscal 2018, $3,545 in the second quarter of fiscal 2018 and $11,299 in the third quarter of fiscal 2018.

Super Enterprise Holdings Berhad (Super Label) Summary

On August 11, 2015, the Company acquired 90% of the shares of Super Label based in Kuala Lumpur, Malaysia, which was publicly listed on the Malaysian stock exchange. During the second and third quarters of fiscal 2016, the Company acquired the remaining shares and delisted Super Label. Super Label had operations in Malaysia, Indonesia, the Philippines, Thailand and China and produces home & personal care, food and beverage and specialty consumer products labels. This acquisition expanded our presence in China and gave us access to new label markets in Southeast Asia.

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

The cash portion of the purchase price was funded through borrowings under our previous credit agreement. Net cash acquired included $8,152 of cash acquired less $2,117 of bank debt assumed. The Company spent $1,434 in acquisition expenses related to the Super Label acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income as follows: $7 in the first quarter of fiscal 2017, $1 in the fourth quarter of fiscal 2016, $105 in the third quarter of fiscal 2016, $390 in the second quarter of fiscal 2016 and $931 in the first quarter of fiscal 2016.

Sale of Southeast Asian durables business

On July 3, 2017, the Company sold its 60% controlling interest in its Southeast Asian durables business to its minority shareholders for $3,620 in net cash proceeds. The Company recognized a loss of $512 on the sale of the business, which was recognized in other income, net in the condensed consolidated statements of income.

Barat Group (Barat) Summary

On May 4, 2015, the Company acquired 100% of Barat based in Bordeaux, France. Barat operated four manufacturing facilities in Bordeaux and Burgundy, France, and the acquisition gave the Company access to the label market in the Bordeaux wine region and expanded our presence in Burgundy. The acquisition included a 30% minority interest in Gironde Imprimerie Publicité (GIP), which was accounted for under the cost method based upon Multi-Color’s inability to exercise significant influence over the business. The results of Barat’s operations were included in the Company’s condensed consolidated financial statements beginning on May 4, 2015.

The purchase price for Barat consisted of the following:

Cash from proceeds of borrowings	$47,813
Deferred payment	2,160

Purchase price, before cash acquired	49,973
Net cash acquired	(746)

Total purchase price	$49,227

The cash portion of the purchase price was funded through the previous credit agreement. The purchase price included $2,160 due to the seller, which was paid during the three months ended September 30, 2015. Net cash acquired included $4,444 of cash acquired less $3,698 of bank debt assumed related to capital leases. The Company spent $1,500 in acquisition expenses related to the Barat acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income as follows: $8 in the second quarter of fiscal 2017, $4 in the first quarter of fiscal 2017, $65 in the second quarter of fiscal 2016, $751 in the first quarter of fiscal 2016, $467 in the fourth quarter of fiscal 2015 and $205 in the third quarter of fiscal 2015.

In conjunction with the acquisition of Barat, the Company recorded an indemnification asset of $1,115, which represented the seller’s obligation under the purchase agreement to indemnify Multi-Color for the outcome of potential contingent liabilities relating to uncertain tax positions. This asset was released during the six months ended September 30, 2017.

Purchase Price Allocation and Other Items

The determination of the purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Constantia Labels. The purchase price allocation may change in future periods as the fair value estimates of assets and liabilities (including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles, accounts payable, accrued liabilities, debt and non-controlling interests) and the valuation of the related tax assets and liabilities are completed. Based on fair value estimates, the purchase prices for Constantia Labels, Super Label and Barat have been allocated to individual assets acquired and liabilities assumed as follows:

	Constantia Labels	Super Label	Barat
Assets Acquired:
Net cash acquired	$17,217	$6,035	$746
Accounts receivable	118,800	8,479	8,489
Inventories	89,086	4,276	2,863
Property, plant and equipment	215,479	22,002	8,356
Intangible assets	410,000	2,437	21,852
Goodwill	712,162	8,668	23,391
Other assets	19,722	1,984	2,794

Total assets acquired	1,582,466	53,881	68,491

Liabilities Assumed:
Accounts payable	93,800	5,087	3,049
Accrued income taxes payable	8,322	936	355
Accrued expenses and other liabilities	37,512	1,725	7,043
Deferred tax liabilities	133,417	2,874	8,071

Total liabilities assumed	273,051	10,622	18,518

Net assets acquired	1,309,415	43,259	49,973

Noncontrolling interests	(1,100)	(3,477)	—

Net assets acquired attributable to Multi-Color Corporation	$1,308,315	$39,782	$49,973

The liabilities assumed in the Constantia Labels acquisition include a contingent liability of $9,671, estimated as of the acquisition date based on the company’s best estimate. The contingent liability is based on future earnings of certain entities acquired and may be payable to the pre-Constantia Flexibles owners of the respective entities.

The fair value of the noncontrolling interests for Constantia Labels and Super Label were estimated based on market valuations performed by an independent third party using a combination of: (i) an income approach based on expected future discounted cash flows; and (ii) an asset approach.

The estimated fair value of identifiable intangible assets acquired and their estimated useful lives are as follows:

	Constantia Labels		Super Label		Barat
	Fair Value	Useful Lives	Fair Value	Useful Lives	Fair Value	Useful Lives
Customer relationships	$390,000	19 years	$2,437	15 years	$20,849	20 years
Non-compete agreements	—	—	—	—	780	2 years
Trademarks	—	—	—	—	223	1 year
Technology	20,000	4 years	—	—	—	$—

Total identifiable intangible assets	$410,000		$2,437		$21,852

Identifiable intangible assets are amortized over their useful lives based upon a number of assumptions including the estimated period of economic benefit and utilization. The weighted-average amortization period for identifiable intangible assets acquired in the Constantia Labels and Barat acquisitions is 18 and 19 years, respectively.

The goodwill for Constantia Labels is attributable to combining Constantia Labels’ food & beverage business with Multi-Color’s existing platforms, particularly in home & personal care and wine & spirits and emerging position in healthcare, thereby creating additional growth opportunities for both businesses utilizing the expanded global footprint and the acquired workforce. The goodwill for Super Label is attributable to access to the label markets in Malaysia, Indonesia, the Philippines and Thailand and the acquired workforce. The goodwill for Barat is attributable to access to the label market in the Bordeaux wine region and the acquired workforce. Goodwill arising from the Super Label, Barat and Constantia Labels acquisitions is not deductible for income tax purposes.

The accounts receivable acquired as part of the Constantia Labels acquisition had a fair value of $118,800 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $119,917 and the estimated contractual cash flows that are not expected to be collected are $1,117. The accounts receivable acquired as part of the Super Label acquisition had a fair value of $8,479 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $8,809 and the estimated contractual cash flows not expected to be collected are $330. The accounts receivable acquired as part of the Barat acquisition had a fair value of $8,489 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $8,679 and the estimated contractual cash flows that are not expected to be collected are $190.

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three and nine months ended December 31, 2017 and 2016 as if Constantia Labels had been acquired as of the beginning of fiscal year 2017. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net revenues	$411,272	$366,204	$1,269,185	$1,183,359
Net income attributable to Multi-Color	24,070	15,855	60,157	51,969
Diluted earnings per share	1.17	0.78	2.93	2.55

The following is a reconciliation of actual net revenues and net income attributable to Multi-Color Corporation to pro forma net revenues and net income:

	Three Months Ended				Nine Months Ended
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	Net revenues	Net income attributable to Multi-Color	Net revenues	Net income attributable to Multi-Color	Net revenues	Net income attributable to Multi-Color	Net revenues	Net income attributable to Multi-Color
Multi-Color Corporation actual results	$352,699	$20,532	$210,658	$12,126	$851,173	$49,828	$679,292	$44,274
Constantia Labels actual results	58,573	(516)	155,546	14,577	418,012	23,426	504,067	39,182
Pro forma adjustments	—	4,054	—	(10,848)	—	(13,097)	—	(31,487)

Pro forma results	$411,272	$24,070	$366,204	$15,855	$1,269,185	$60,157	$1,183,359	$51,969

The following table identifies the pro forma adjustments:

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Constantia Labels financing costs	$1,235	$3,530	$9,689	$11,466
Acquisition transaction costs	11,299	18	15,588	18
Incremental depreciation and amortization costs	(2,127)	(6,382)	(14,890)	(19,145)
Incremental interest costs	(4,532)	(12,888)	(29,368)	(37,973)
Tax effect of adjustments	(1,821)	4,874	5,884	14,147

Pro forma adjustments	$4,054	$(10,848)	$(13,097)	$(31,487)

Other Acquisition Activity

On October 11, 2017, the Company acquired 100% of TP Label Limited, the labels business of Tanzania Printers Limited (Tanzania Printers), and TP Kenya Limited (collectively, “TP Label”), which is located in Dar es Salaam, Tanzania with a sales and distribution center located in Nairobi, Kenya, for $15,929 less net cash acquired of $397. The purchase price included $9,557, which was retained by MCC at closing and will be used to repay the indebtedness of TP Label Limited and Tanzania Printers during the three months ended March 31, 2018. The purchase price also includes an indemnification holdback of $1,593 to fund certain potential obligations of the sellers with respect to the transaction, which is deferred for one year after the closing date. TP Label is primarily a pressure sensitive and glue-applied label business, serving customers in the food and beverage market.

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

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for GEWA, Graphix, GIP and TP Label. The purchase price allocations may change in future periods as the fair value estimates of assets and liabilities (including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles and debt) and the valuation of the related tax assets and liabilities are completed.

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

10. Accumulated Other Comprehensive Loss

The changes in the Company’s accumulated other comprehensive loss by component consisted of the following:

	Foreign	Gains and (losses)	Acquisitions	Defined benefit
	currency	on derivative	and	pension
	items	contracts	Divestitures	items	Total
Balance at March 31, 2017	$(85,593)	$—	$—	$(202)	$(85,795)
OCI before reclassifications	59,958	(11,703)	—	—	48,255
Amounts reclassified from AOCI	—	(1,305)	(224)	—	(1,529)

Net current period OCI	59,958	(13,008)	(224)	—	46,726

Balance at December 31, 2017	$(25,635)	$(13,008)	$(224)	$(202)	$(39,069)

The amounts of (gains) and losses reclassified from AOCI into earnings for the three and nine months ended December 31, 2017 and 2016 are as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Gains and losses on cash flow hedges:
Cross currency swaps (1)	$(2,140)	$—	$(2,140)	$—
Interest rate swaps (1)	131	—	131	329
Tax	704	—	704	(133)

Net of tax	$(1,305)	$—	$(1,305)	$196

(1)	Reclassified from AOCI into interest expense in the condensed consolidated statements of income. See Note 7.

11. Goodwill and Intangible Assets

The changes in the Company’s goodwill consisted of the following:

Balance at March 31, 2017:
Goodwill, gross	$424,941
Accumulated impairment losses	(12,391)

Goodwill, net	412,550
Activity during the year:
Acquisitions	726,276
Adjustments to prior year acquisitions	(449)
Currency translation	41,105
Sale of Southeast Asian durables business	(527)

Balance at December 31, 2017:
Goodwill, gross	1,192,246
Accumulated impairment losses	(13,291)

Goodwill, net	$1,178,955

The Company’s intangible assets consisted of the following:

	December 31, 2017			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$645,473	$(78,058)	$567,415	$228,518	$(61,546)	$166,972
Technologies	21,722	(2,331)	19,391	1,658	(1,368)	290
Trademarks	97	(40)	57	1,013	(1,013)	—
Licensing intangible	—	—	—	1,958	(1,958)	—
Non-compete agreements	3,892	(2,389)	1,503	5,063	(3,116)	1,947
Lease intangible	—	—	—	128	(117)	11

Total	$671,184	$(82,818)	$588,366	$238,338	$(69,118)	$169,220

The amortization expense of intangible assets for the three months ended December 31, 2017 and 2016 was $8,124 and $3,458, respectively. The amortization expense of intangible assets for the nine months ended December 31, 2017 and 2016 was $15,559 and $10,835, respectively.

12. Facility Closures

Merignac, France

During the three months ended September 30, 2017, the Company announced plans to consolidate our manufacturing facility located in Merignac, France into our existing facility in Libourne, France. The transition was substantially completed in the third quarter of fiscal 2018.

Below is a summary of the total contractual termination benefits and exit and disposal costs related to the closure of the Merignac facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of December 31, 2017
		Three Months Ended December 31, 2017	Nine Months Ended December 31, 2017
Severance and other termination benefits	$500-550	$485	$485	$485
Contract termination costs	200-250	—	—	—
Other associated costs	300-350	251	251	251

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved to other manufacturing facilities.

Below is a reconciliation of the beginning and ending liability balances related to the contractual termination benefits and exit and disposal costs:

	Balance at March 31, 2017	Amounts Expensed	Amounts Paid	Balance at December 31, 2017
Severance and other termination benefits	$—	485	(485)	$—
Other associated costs	—	251	(251)	—

The cumulative costs incurred in conjunction with the closure as of December 31, 2017 are $736, which were recorded in facility closure expenses in the condensed consolidated statements of income.

Dormans, France

During the three months ended June 30, 2017, the Company announced plans to close our manufacturing facility located in Dormans, France. Production at the facility ceased during the first quarter of fiscal 2018.

Below is a summary of the exit and disposal costs related to the closure of the Dormans facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of December 31, 2017
		Three Months Ended December 31, 2017	Nine Months Ended December 31, 2017
Severance and other termination benefits	$106	$—	$106	$106
Other associated costs	75-100	—	23	23

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved to other manufacturing facilities.

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2017	Amounts Expensed	Amounts Paid	Balance at December 31, 2017
Severance and other termination benefits	$—	106	(106)	$—
Other associated costs	—	23	(23)	—

During the three months ended December 31, 2017, the Company recorded non-cash impairment charges of $25 to adjust the carrying value of the land and building held for sale at the Dormans facility to their estimated fair value, less costs to sell, which were determined based on a quoted market price. The cumulative costs incurred in conjunction with the closure as of December 31, 2017 are $154, which were recorded in facility closure expenses in the condensed consolidated statements of income.

Sonoma, California

On January 19, 2016, the Company announced plans to consolidate our manufacturing facility located in Sonoma, California into our existing facility in Napa, California.    The transition was substantially completed in the third quarter of fiscal 2017.

Below is a summary of the exit and disposal costs related to the closure of the Sonoma facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of December 31, 2017
		Three Months Ended December 31, 2016	Nine Months Ended December 31, 2016
Severance and other termination benefits	$6	$—	$6	$6
Other associated costs	91	59	59	91

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2017	Amounts Expensed	Amounts Paid	Balance at December 31, 2017
Other associated costs	$24	—	(24)	$—

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from Sonoma to Napa.

The cumulative costs incurred in conjunction with the closure as of December 31, 2017 are $272, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as non-cash impairment charges of $220 related to property, plant and equipment at the Sonoma facility, which were recorded in facility closure expenses during the three months ended March 31, 2016.

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

Below is a summary of the exit and disposal costs related to the closure of the Glasgow facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of December 31, 2017
		Three Months Ended December 31, 2016	Nine Months Ended December 31, 2016
Severance and other termination benefits	$479	$71	$71	$479
Other associated costs	642-700	42	42	642

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2017	Amounts Paid	Balance at December 31, 2017
Other associated costs	$99	(60)	$39

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved in order to consolidate our two manufacturing facilities located in Glasgow into one facility.

The cumulative costs incurred in conjunction with the closure as of December 31, 2017 are $859, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as non-cash impairment charges of $115 related to property, plant and equipment at the closing Glasgow facility, which were recorded in facility closure expenses during the three months ended March 31, 2016. In addition, the Company recorded a net gain on the sale of property, plant and equipment of $377 related to assets that were not transferred to other locations and were sold, which was recorded in facility closure expenses during the three months ended March 31, 2017.

Greensboro, North Carolina

On October 5, 2015, the Company announced plans to consolidate our manufacturing facility located in Greensboro, North Carolina into other North American facilities. The transition was substantially completed in the fourth quarter of fiscal 2016. During the three and nine months ended December 31, 2016, the Company recognized $70 and $119, respectively, in exit and disposal costs related to the closure of the Greensboro facility in facility closure expenses in the condensed consolidated statements of income.

Dublin, Ireland

During the three months ended December 31, 2015, the Company began the process to consolidate our manufacturing facility located in Dublin, Ireland into our existing facility in Drogheda, Ireland (near Dublin). The consolidation was substantially completed in the first quarter of fiscal 2017. During the three and nine months ended December 31, 2016, the Company recognized $196 and $355, respectively, in exit and disposal costs related to the closure of the Dublin facility in facility closure expenses in the condensed consolidated statements of income.

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

14. Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash operating, investing and financing activities are as follows:

	Nine Months Ended
	December 31, 2017	December 31, 2016
Supplemental Disclosures of Cash Flow Information:
Interest paid	$25,058	$21,647
Income taxes paid, net of refunds	24,915	16,045
Supplemental Disclosures of Non-Cash Activities:
Capital expenditures incurred but not yet paid	$2,724	$2,803
Capital lease obligations incurred	—	864
Change in derivative contract fair value—asset position	8,768	—
Change in derivative contract fair value—liability position	(34,793)	225
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$1,632,049	$20,841
Liabilities assumed	(335,495)	(11,553)
Liabilities for contingent / deferred payments	(23,653)	2,081
MCC common stock issued	(237,820)	—
Noncontrolling interest	(1,100)	—

Net cash paid	$1,033,981	$11,369

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended December 31, 2017 compared to the Three Months Ended December 31, 2016:

Net Revenues

			$	%
	2017	2016	Change	Change
Net revenues	$352,699	$210,658	$142,041	67%

Net revenues increased 67% to $352,699 compared to $210,658 in the prior year quarter. Acquisitions occurring after the beginning of the third quarter of fiscal 2017 accounted for a 57% increase in revenues, net of the sale of the Southeast Asian Durables business. Organic revenues increased 7% and foreign exchange rates, primarily driven by appreciation of the Euro, led to a 3% increase in revenues quarter over quarter.

Cost of Revenues and Gross Profit

			$	%
	2017	2016	Change	Change
Cost of revenues	$295,397	$169,441	$125,956	74%
% of Net revenues	83.8%	80.4%
Gross profit	$57,302	$41,217	$16,085	39%
% of Net revenues	16.2%	19.6%

Cost of revenues increased 74% or $125,956 compared to the prior year quarter. Acquisitions occurring after the beginning of the third quarter of fiscal 2017, net of divestitures, contributed 66% or $111,751. Organic revenue growth, net of operating improvements, increased cost of revenues by 6% or $9,778. The remaining increase of 3% or $4,427 related to the unfavorable effects of foreign exchange.

Gross profit increased 39% or $16,085 compared to the prior year quarter. Acquisitions occurring after the beginning of the third quarter of fiscal 2017 contributed 22% or $9,163 to gross profit, net of divestitures. Improved operating performance in the United Kingdom and North America led to an organic gross profit increase of 14% or $5,963, including a true up of accumulated depreciation impacting depreciation expense in the current period of $1,496. The remaining increase of 2% or $959 related to the favorable effects of foreign exchange. Gross margins were 16.2% of net revenues for the current year quarter including the impact of inventory purchase accounting charges of $5,002, or 1.4% of net revenues, compared to 19.6% in the prior year quarter. Acquisitions during the quarter operated at a lower gross profit, diluting the Company average.

Selling, General and Administrative Expenses and Facility Closure Expenses

	2017	2016	$ Change	% Change
Selling, general and administrative expenses	$41,519	$20,408	$21,111	103%
% of Net revenues	11.8%	9.7%
Facility closure expenses	$761	$393	$368	94%
% of Net revenues	0.2%	0.2%

Selling, general and administrative expenses increased $21,111 compared to the prior year quarter. Acquisitions occurring after the beginning of the third quarter of fiscal 2017, net of divestitures, and unfavorable foreign exchange contributed $8,971 and $494, respectively, to the increase. In the current year quarter, the Company incurred $12,021 of acquisition and integration expenses compared to $372 in the prior year quarter. Acquisition and integration expenses in the current year quarter included $11,697 related to the Constantia Labels acquisition.

Facility closure expenses were $761 in the current year quarter compared to $393 in the prior year quarter. The current quarter expenses primarily related to the consolidation of our manufacturing facility in Merignac, France into our plant in Libourne, France and the closure of our manufacturing facility in Dormans, France. Expenses in the prior year quarter primarily related to the consolidation of our manufacturing facilities in Dublin, Ireland into a single location and consolidation of our manufacturing facilities in Glasgow, Scotland into a single location.

Interest Expense and Other (Income) Expense, Net

	2017	2016	$ Change	% Change
Interest expense	$21,624	$6,141	$15,483	252%
Other (income) expense, net	$9,702	$(1,125)	$10,827	(962%)

Interest expense increased 252% or $15,483 compared to the prior year quarter, primarily due to the increase in debt borrowings to finance the acquisition of Constantia Labels. The Company paid $2,194 in interest on loans prior to the acquisition and $4,587 in fees to access unused bridge loans necessary to secure financing for the acquisition which contributed to the increase in interest expense in the quarter. The Company also wrote off unamortized deferred debt fees related to the prior credit agreement upon execution of the New Credit Agreement in the amount of $660.

Other expense was $9,702 in the current year quarter compared to other income of $1,125 in the prior year quarter. This was primarily related to $9,479 of net foreign currency losses for the acquisition and structuring of Constantia Labels. Income in the prior year quarter primarily related to adjustments of $887 to reconcile certain supplemental purchase price accruals to management’s estimate of the liability. The remaining change in other income primarily related to gains and losses on foreign exchange.

Income Tax Expense

	2017	2016	$ Change	% Change
Income tax expense (benefit)	$(36,815)	$3,205	$(40,020)	(1249%)

Income tax was a benefit of $36,815 in the current year quarter compared to income tax expense of $3,205 in the prior year quarter. The income tax benefit was primarily the result of tax rate changes enacted during the period in the U.S. and Belgium, which resulted in net benefits of $16,228 and $15,409, respectively. These benefits were offset by certain discrete items that reduced income tax expense in the prior year quarter.

Nine Months Ended December 31, 2017 compared to the Nine Months Ended December 31, 2016:

Net Revenues

	2017	2016	$ Change	% Change
Net revenues	$851,173	$679,292	$171,881	25%

Net revenues increased 25% or $171,881 to $851,173 compared to $679,292 in the nine months ended December 31, 2016. Acquisitions occurring after the beginning of fiscal 2017 accounted for a 20% increase in revenues, net of divestitures. Increased revenues in North America and Europe contributed to an organic revenue increase of 5%. Foreign exchange rates led to a less than 1% increase in revenues year to date.

Cost of Revenues and Gross Profit

	2017	2016	$ Change	% Change
Cost of revenues	$692,640	$536,029	$156,611	29%
% of Net revenues	81.4%	78.9%
Gross profit	$158,533	$143,263	$15,270	11%
% of Net revenues	18.6%	21.1%

Cost of revenues increased 29% or $156,611 compared to the nine months ended December 31, 2016. Acquisitions, net of divestitures, occurring after the beginning of fiscal 2017 contributed 80% or $123,756, organic revenue growth increased cost of revenues by 6% or $28,120, and the unfavorable impact of foreign exchange rates contributed $4,735.

Gross profit increased 11% or $15,270 compared to the nine months ended December 31, 2016. Acquisitions occurring after the beginning of fiscal 2017 contributed 7% or $10,420 to gross profit, net of divestitures. Organic gross profit increase $3,669 due to improved operating performance, primarily in the United Kingdom, and a true up of accumulated depreciation impacting depreciation expense in the current period of $1,496. The remaining increase of 1% or $1,181 related to the favorable effects of foreign exchange. Gross margins were 18.6% of net revenues for the nine months ended December 31, 2017 including the impact of inventory purchase accounting charges of $5,450, or 0.6% of net revenues, compared to 21.1% in the nine months ended December 31, 2016.

Selling, General and Administrative Expenses and Facility Closure Expenses

	2017	2016	$ Change	% Change
Selling, general and administrative expenses	$90,308	$62,798	$27,510	44%
% of Net revenues	10.6%	9.2%
Facility closure expenses	$890	$607	$283	47%
% of Net revenues	0.1%	0.1%

Selling, general and administrative expenses increased $27,510 compared to the nine months ended December 31, 2016. Acquisitions occurring after the beginning of fiscal 2017, net of divestitures, contributed an increase of $10,545 and foreign exchange increased $555. In the nine months ended December 31, 2017, the Company incurred $17,014 of acquisition and integration expenses compared to $806 in the nine months ended December 31, 2016. Acquisition and integration expenses in the current year period included $15,986 related to the Constantia Labels acquisition. The remaining increase of $202 primarily related to compensation expenses.

Facility closure expenses were $890 in the nine months ended December 31, 2017 compared to $607 in the nine months ended December 31, 2016. The current quarter expenses primarily related to the consolidation of our manufacturing facility in Merignac, France into our plant in Libourne, France and the closure of our manufacturing facility in Dormans, France. Expenses in the prior year quarter primarily related to the consolidation of our manufacturing facilities in Dublin, Ireland into a single location and consolidation of our manufacturing facilities in Glasgow, Scotland into a single location.

Interest Expense and Other (Income) Expense, Net

	2017	2016	$ Change	% Change
Interest expense	$34,628	$19,118	$15,510	81%
Other (income) expense, net	$8,225	$(1,685)	$9,910	(588%)

Interest expense increased $15,510 compared to the nine months ended December 31, 2016, primarily due to the increase in debt borrowings to finance the acquisition of Constantia Labels. The Company paid $2,194 in interest on loans prior to the acquisition and $4,587 in fees to access unused bridge loans necessary to secure financing for the acquisition which contributed to the increase in interest expense. The Company also wrote off unamortized deferred debt fees related to the prior credit agreement upon execution of the New Credit Agreement in the amount of $660.

Other expense was $8,225 in the nine months ended December 31, 2017 compared to other income of $1,685 in the nine months ended December 31, 2016 primarily related to $6,468 of net foreign currency losses for the acquisition and structuring of Constantia Labels, the unfavorable impact of the release of a $1,124 foreign indemnification receivable in the current year period, for which an offsetting tax liability was also relieved reducing the current year effective tax rate and gains and losses on foreign exchange, and $512 of loss on the sale of the Southeast Asian durables business. In the prior year period, non-core items of $887 related to adjustments to reconcile certain supplemental purchase price accruals to management’s estimate of the liability.

Income Tax Expense

	2017	2016	$ Change	% Change
Income tax expense (benefit)	$(25,361)	$17,786	$(43,147)	(243%)

Income tax was a benefit of $25,361 in the nine months ended December 31, 2017 compared to income tax expense of $17,786 in the nine months ended December 31, 2016. The income tax benefit was primarily the result of tax rate changes enacted during the period in the U.S. and Belgium, which resulted in net benefits of $16,228 and $15,409, respectively. Tax expense was also impacted by discrete items recognized in the current period that decreased tax expense, including the release of a tax liability related to a foreign indemnification receivable related to previous acquisitions for $1,124 for which there was an offsetting impact in other expense. In addition, the Company adopted a new accounting standard to simplify share based payments during the current period, which decreased tax expense $1,631 compared to the nine months ended December 31, 2016.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the nine months ended December 31, 2017, net cash provided by operating activities was $41,737 compared to $71,362 in the same period of the prior year. Net income adjusted for non-cash expenses consisting primarily of depreciation, amortization and deferred income taxes was $76,196 in the current year compared to $82,065 in the same period of the prior year. Our use of operating assets and liabilities of $34,459 in the current year increased from a use of $10,703 in the prior year.

Through the nine months ended December 31, 2017, net cash used in investing activities was $1,073,921 compared to $44,140 in the same period of the prior year. Capital expenditures, primarily funded by cash flows from operations totaled $44,126 in the current year compared to $34,055 in the same period of the prior year. Proceeds from the sale of property, plant and equipment totaled $566 in the current year compared to $1,284 in the same period of the prior year. The Company used $1,033,981 for acquisitions in the current year compared to $11,369 in the same period of the prior year. The Company received net cash proceeds of $3,620 from the sale of its Southeast Asian durables business in the current year.

Through the nine months ended December 31, 2017, net cash provided by financing activities was $1,083,023, which included $1,111,055 of net debt borrowings, $26,628 in debt issuance costs, dividends paid of $3,000 and $2,495 of proceeds from the issuance of common stock. Dividends paid included $2,720 to shareholders of Multi-Color Corporation and $279 to the minority shareholders of our 60% owned legal entity in Malaysia, which was sold in the second quarter of fiscal 2018. Cash provided by financing activities also included $899 in deferred payments related to the Italstereo and Supa Stik acquisitions.

Through the nine months ended December 31, 2016, net cash used in financing activities was $26,931, which included $25,423 of net debt payments, $1,784 in deferred payments related to the Flexo Print and Mr. Labels acquisitions and dividends paid of $3,030, offset by $3,820 of proceeds from various stock transactions. Dividends paid included $2,532 to shareholders of Multi-Color Corporation and $498 to the minority shareholders of our 60% owned legal entity in Malaysia, which was sold in the second quarter of fiscal 2018.

Capital Resources

In conjunction with the Constantia Labels acquisition, effective October 31, 2017 the Company entered into a credit agreement (the “New Credit Agreement”) with various lenders. The New Credit Agreement replaced the Company’s previous credit agreement and consists of (i) a senior secured first lien term loan A facility (the “Term Loan A Facility”) in an aggregate principal amount of $150,000 with a five year maturity, (ii) a senior secured first lien term loan B facility (the “Term Loan B Facility”) in an aggregate principal amount of $500,000 with a seven year maturity, and (iii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount up to $400,000, comprised of a $360,000 U.S. revolving credit facility (the “U.S. Revolving Credit Facility“) and a $40,000 U.S. dollar equivalent Australian sub-facility (the “Australian Revolving Sub-Facility”), each with a five year maturity.

The New Credit Agreement contains customary mandatory and optional prepayment provisions and customary events of default. The New Credit Agreement’s Term Loan A Facility, Term Loan B Facility and U.S. Revolving Credit Facility (together, the “U.S. facilities”) are guaranteed by substantially all of the Company’s direct and indirect wholly owned domestic subsidiaries, and such guarantors pledged substantially all their assets as collateral to secure the U.S. facilities. The Australian Revolving Sub-Facility is secured by substantially all of the assets of the Australian borrower and its direct and indirect subsidiaries.

The New Credit Agreement can be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the New Credit Agreement). Loans under the New Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated secured net leverage ratio. The weighted average interest rate on borrowings under the U.S. Revolving Credit Facility was 3.98% at December 31, 2017. The interest rates on borrowings under the Term Loan A Facility, Term Loan B Facility and Australian Revolving Sub-Facility were 3.82%, 3.82% and 3.91%, respectively, at December 31, 2017.

The New Credit Agreement contains customary representations and warranties as well as customary negative and affirmative covenants, which require the Company to maintain the following financial covenants at the end of each quarter: (i) the consolidated secured net leverage ratio as of the last day of any fiscal quarter of the Company shall not exceed 4.50 to 1.00 for the fiscal quarters ended during the period of March 31, 2017 through, and including June 30, 2019 and (ii) the consolidated secured net leverage ratio as of the last day of any fiscal quarter of the Company shall not exceed 4.25 to 1.00 for the fiscal quarters ended during the period of September 30, 2019 and thereafter.

The New Credit Agreement, the indenture governing the 4.875% Senior Notes (the “4.875% Senior Notes Indenture”) and the indenture governing the 6.125% Senior Notes (the “6.125% Senior Notes Indenture” and together with the 4.875% Senior Notes Indenture, the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the New Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the New Credit Agreement and the Indentures, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the New Credit Agreement limits the ability of the Company to modify terms of the Indentures. As of December 31, 2017, the Company was in compliance with the covenants in the New Credit Agreement and the Indentures.

Available borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility were $299,124 and $3,454, respectively, at December 31, 2017. The Company also has various other uncommitted lines of credit available at December 31, 2017 in the aggregate amount of $22,132.

The $600,000 aggregate principal amount of 4.875% Senior Notes due 2025 (the “4.875% Senior Notes”) were issued in October 2017 to fund the acquisition of Constantia Labels. The 4.875% Senior Notes are unsecured senior obligations of the Company. Interest is payable on the 4.875% Senior Notes on May 1st and November 1st of each year beginning May 1, 2018 until the maturity date of November 1, 2025. The Company’s obligations under the 4.875% Senior Notes are guaranteed by certain of the Company’s existing direct and indirect wholly-owned domestic subsidiaries.

The $250,000 aggregate principal amount of 6.125% Senior Notes due 2022 (the “6.125% Senior Notes”) were issued in November 2014. The 6.125% Senior Notes are unsecured senior obligations of the Company. Interest is payable on the 6.125% Senior Notes on June 1st and December 1st of each year beginning June 1, 2015 until the maturity date of December 1, 2022. The Company’s obligations under the 6.125% Senior Notes are guaranteed by certain of the Company’s existing direct and indirect wholly-owned domestic subsidiaries.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2017:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$1,601,166	$16,450	$12,724	$16,429	$20,169	$460,394	$1,075,000
Capital leases	37,145	4,544	4,928	3,557	3,006	2,190	18,920
Interest on long-term debt (1)	451,278	70,801	71,940	70,963	69,309	65,475	102,790
Rent due under operating leases	86,348	23,321	19,887	11,752	9,726	7,161	14,501
Unconditional purchase obligations	39,067	38,357	427	190	87	6	—
Pension and post retirement obligations	439	6	15	22	30	40	326
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Contingent liability acquired	9,671	—	9,671	—	—	—	—
Deferred purchase price	30,567	13,755	5,396	951	3,996	951	5,518

Total contractual obligations	$2,255,681	$167,234	$124,988	$103,864	$106,323	$536,217	$1,217,055

(1)	Interest on floating rate debt was estimated using projected forward London Interbank Offered Rate (LIBOR) and Bank Bill Swap Bid Rates (BBSY) as of December 31, 2017.

(2)	The table excludes $4,559 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

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

(in thousands, except for percentages)

Interest Rate Risk Management

In conjunction with entering into the New Credit Agreement (see Note 4), the Company entered into two spot non-amortizing Swaps with a total notional amount of $300,000 to convert variable rate debt to fixed rate debt. These Swaps became effective October 2017 and will expire in October 2018. The Swaps will result in interest payments of 1.5625% plus the applicable margin per the requirements in the New Credit Agreement. The Company also entered into two forward starting non-amortizing Swaps with a total notional amount of $300,000 to convert variable rate debt to fixed rate debt that will become effective in October 2018 and will expire in October 2022. The Swaps will result in interest payments of 2.1345% plus the applicable margin per the requirements in the New Credit Agreement.

Upon inception, the Swaps were designated as cash flow hedges, with the effective portion of gains and losses, net of tax, measured on an ongoing basis, recorded in accumulated other comprehensive income (loss). If the hedge or a portion thereof is determined to be ineffective, any gains and losses will be recorded in interest expense in the condensed consolidated statements of income.

Foreign Currency Risk Management

In July 2017, the Company entered into a foreign currency forward contract to fix the Euro cash component of the Constantia Labels purchase price. The notional amount of the foreign currency forward contract was €495,600 with a maturity date of November 2017. Concurrent with the closing of the Company’s purchase of Constantia Labels on October 31, 2017, the Company exited the foreign currency forward contract resulting in a $8,109 net gain. The foreign currency forward contract was not designated as a hedging instrument, and all changes in the fair value of the contract were reported in current period earnings.

Net Investment Hedging

In September 2017, as a means of managing foreign currency risk related to our significant operations in Europe, the Company executed four fixed-for-fixed cross currency swaps, in which the Company will pay Euros and receive U.S. Dollars with a combined notional amount of €400,000, which have a maturity date of November 2025. This will effectively convert U.S. Dollar denominated debt to Euro denominated debt.    The Company initially designated €205,000 of swap notional as a net investment hedge of the Company’s net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges.    The changes in fair values of the derivative instruments that are designated and qualify as hedges of net investments in foreign operations are recognized in AOCI to offset the changes in the values of the net investments being hedged.

The remaining €195,000 of swap notional was not designated in an accounting hedge in September 2017. Therefore, changes in fair value of the derivative instruments were recognized in other income and expense in the condensed consolidated statements of income. Subsequently, in November 2017, the Company formally designated the remaining €195,000 of swap notional as a net investment hedge under ASU 2017-12, bringing the total designated notional value to €400,000. Effective November 1, 2017, hedge accounting was applied to the newly designated swap notional of €195,000.

See Note 7 for additional details on derivative instruments. There are no other material changes to the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Changes in applicable tax regulations could adversely affect our financial results.

The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The U.S. Securities and Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

As this and other tax regulations change and as there are updates or changes to our estimates of the transition impacts, our financial results could be adversely impacted.

The Company had no other material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017.

Item 5.	Other Information

Effective February 1, 2018, the Company entered into an Employment Agreement (the “Employment Agreement”) with Michael D. Cook, age 50, whereby he will serve as Chief Operating Officer – Consumer Product Goods. Mr. Cook previously served as President, North American Consumer Product Goods from 2015 to 2017 and as Vice President of Operations, North American Consumer Product Goods from 2011 to 2015. The terms of Mr. Cook’s Employment Agreement include the following:

•	An annual base salary of $400,000;

•	Eligibility to participate in the Company’s annual management incentive compensation program, with a bonus target of 50% of annual base salary and a bonus range between 25% and 75% of annual base salary;

•	Effective April 1, 2018, the Company shall grant Mr. Cook such number of restricted share units of the Company’s stock having a total value equal to $300,000 and such number of common stock (restricted shares) of the Company having a total value equal to $100,000, and such future restricted stock or restricted stock unit grants as may be determined by the Board or its committees from time to time;

•	Eligibility to participate in all savings and retirement plans to the extent applicable generally to other executives of the Company, including 401(k) retirement savings;

•	Eligibility to participate in the Company’s welfare, fringe, incentive and other similar benefit plans to the extent applicable generally to other executives of the Company; and

•	A monthly automobile allowance.

The Employment Agreement continues until terminated in accordance with its terms and may be terminated, at any time, for any reason, by the Company or Mr. Cook. If employment is terminated by the Company for any reason other than for Cause, as a result of the death, disability or retirement of Mr. Cook, or by Mr. Cook for good reason:

•	The Company will pay Mr. Cook’s annual base salary through the date of termination;

•	The Company will pay Mr. Cook any previously deferred compensation and any other non-qualified benefit plan balances in accordance with the terms of deferral or the other non-qualified plan;

•	The Company will pay Mr. Cook an amount equal to one times Mr. Cook’s annual base salary, paid in accordance with the Company’s regular payroll processing cycle, subject to the provisions of the Employment Agreement related to the Separation Pay Exemption Amount;

•	Except as prohibited in the applicable option/incentive plans, all outstanding stock option and restricted stock awards held by Mr. Cook will become immediately exercisable and/or vested, each non-qualified stock option shall remain exercisable through the latest date upon which it could have expired by its original terms, and each incentive stock option shall remain exercisable for 90 days; and

•	The Company will continue to provide the benefits to Mr. Cook and/or his family that would have been provided to them in accordance with the Company’s welfare plans, programs, practices and policies for specified periods after the date of termination.

Item 6.	Exhibits

4.1	Indenture governing the 4.875% Senior Notes due 2025, including the form of the 4.875% Note, by and between Multi-Color Escrow Issuer, LLC and U.S. Bank National Association, as Trustee, dated October 4, 2017 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2017 and incorporated herein by reference)

4.2	Escrow and Security Agreement by and among Multi-Color Corporation, Multi-Color Escrow Issuer, LLC and U.S. Bank National Association, as Escrow Agent, dated October 4, 2017 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 4, 2017 and incorporated herein by reference)

4.3	Investors’ Rights Agreement of Multi-Color Corporation, dated as of October 31, 2017, by and between Multi-Color Corporation and each of the Investors whose name appears on the signature pages thereof (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2017 and incorporated herein by reference)

4.4	Credit Agreement, made and entered into as of October 31, 2017, by and among Multi-Color Corporation, Collotype International Holdings Pty Limited, the Lenders, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A., Citisecurities Limited., Citicorp International Limited, and Citibank, N.A., Sydney Branch (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 3, 2017 and incorporated herein by reference)

4.5	Supplemental Indenture governing the 4.875% Senior Notes due 2025, including the form of the 4.875% Note, by and between Multi-Color Corporation and U.S. Bank National Association, as Trustee, dated October 31, 2017 (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 3, 2017 and incorporated herein by reference)

10.1	Employment Agreement effective as of November 1, 2017 between Multi-Color Corporation and Michael Julian Henry (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2017 and incorporated herein by reference)

10.2	Service Agreement between Multi-Color Germany Holding GmbH and Dr. Oliver Apel effective as of January 1, 2018

10.3	Employment Agreement between Multi-Color Corporation and Michael D. Cook effective as of February 1, 2018

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: February 9, 2018	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial Officer, Secretary