Form 10-Q
period 2018-06-30
MULTI COLOR Corp
filed 2018-08-09
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

Common shares, no par value – 20,496,727 (as of July 31, 2018)

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

Statements concerning expected financial performance, on-going business strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation: factors discussed in conjunction with a forward-looking statement; changes in global economic and business conditions; changes in business strategies or plans; raw material cost pressures; availability of raw materials; availability to pass raw material cost increases to our customers; interruption of business operations; changes in, or the failure to comply with, government regulations, legal proceedings and developments, including, but not limited to, tax law changes; acceptance of new product offerings, services and technologies; new developments in packaging; our ability to effectively manage our growth and execute our long-term strategy; our ability to manage foreign operations and the risks involved with them, including compliance with applicable anti-corruption laws; currency exchange rate fluctuations; tariffs and tradewars; our ability to manage global political uncertainty; terrorism and political unrest; increases in general interest rate levels and credit market volatility affecting our interest costs; competition within our industry; our ability to consummate and successfully integrate acquisitions; our ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; risk that some of our goodwill may be or later become impaired; the success and financial condition of our significant customers; our ability to maintain our relationship with our significant customers; dependence on information technology; our ability to market new products; our ability to maintain an effective system of internal control; ongoing claims, lawsuits and governmental proceedings, including environmental proceedings; availability, terms and developments of capital and credit; dependence on key personnel; quality of management; our ability to protect our intellectual property and the potential for intellectual property litigation; employee benefit costs; and risk associated with significant leverage. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the factors described in this paragraph and Part II, Item 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2018 contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	June 30, 2018	June 30, 2017
Net revenues	$456,131	$242,440
Cost of revenues	368,121	192,983

Gross profit	88,010	49,457
Selling, general and administrative expenses	42,768	23,589
Facility closure expenses	27	34

Operating income	45,215	25,834
Interest expense	19,199	6,335
Other expense, net	1,044	1,199

Income before income taxes	24,972	18,300
Income tax expense	6,880	4,158

Net income	18,092	14,142
Less: Net income (loss) attributable to noncontrolling interests	(47)	36

Net income attributable to Multi-Color Corporation	$18,139	$14,106

Weighted average shares and equivalents outstanding:
Basic	20,439	16,943
Diluted	20,545	17,152

Basic earnings per common share	$0.89	$0.83
Diluted earnings per common share	$0.88	$0.82
Dividends per common share	$0.05	$0.05

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended
	June 30, 2018	June 30, 2017
Net income	$18,092	$14,142
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (1)	(83,933)	19,064
Unrealized gain on derivative contracts, net of tax (2)	16,758	—

Total other comprehensive income (loss)	(67,175)	19,064

Comprehensive income (loss)	(49,083)	33,206
Less: comprehensive loss attributable to noncontrolling interests	(1,460)	(30)

Comprehensive income (loss) attributable to Multi-Color Corporation	$(47,623)	$33,236

(1)	The amounts for the three months ended June 30, 2018 and 2017 include tax impacts of $2,541 and $(284), respectively, related to the settlement of foreign currency denominated intercompany loans.

(2)	Amount is net of tax of $(5,608) for the three months ended June 30, 2018.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	June 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$59,878	$67,708
Accounts receivable, net of allowance of $2,945 and $2,704 at June 30, 2018 and March 31, 2018, respectively	301,184	306,542
Other receivables	24,014	16,589
Inventories, net	143,682	167,950
Prepaid expenses	21,193	24,926
Other current assets	44,527	17,468

Total current assets	594,478	601,183
Property, plant and equipment, net of accumulated depreciation of $245,932 and $235,980 at June 30, 2018 and March 31, 2018, respectively	503,470	510,002
Goodwill	1,140,614	1,196,634
Intangible assets, net	564,648	580,233
Other non-current assets	13,094	12,097
Deferred income tax assets	2,739	2,827

Total assets	$2,819,043	$2,902,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22,771	$20,864
Accounts payable	185,341	192,341
Accrued expenses and other liabilities	93,820	114,022

Total current liabilities	301,932	327,227
Long-term debt	1,581,974	1,577,821
Deferred income tax liabilities	152,544	149,950
Other liabilities	68,028	87,605

Total liabilities	2,104,478	2,142,603
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 40,000 shares authorized, 20,804 and 20,753 shares issued at June 30, 2018 and March 31, 2018, respectively	1,406	1,403
Paid-in capital	403,984	402,252
Treasury stock, 309 and 307 shares at cost at June 30, 2018 and March 31, 2018, respectively	(11,655)	(11,528)
Retained earnings	404,477	384,671
Accumulated other comprehensive loss	(85,003)	(19,241)

Total stockholders’ equity attributable to Multi-Color Corporation	713,209	757,557
Noncontrolling interests	1,356	2,816

Total stockholders’ equity	714,565	760,373

Total liabilities and stockholders’ equity	$2,819,043	$2,902,976

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

						Accumulated
	Common Stock					Other
	Shares Issued	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Noncontrolling Interests	Total
March 31, 2018	20,753	$1,403	$402,252	$(11,528)	$384,671	$(19,241)	$2,816	$760,373
Net income					18,139		(47)	18,092
Topic 606 transition adjustment					2,701	—	—	2,701
Other comprehensive income						(65,762)	(1,413)	(67,175)
Issuance of common stock	27	3	598					601
Restricted stock grant	12							—
Conversion of restricted share units	12							—
Stock-based compensation			1,134					1,134
Shares acquired under employee plans				(127)				(127)
Common stock dividends					(1,034)			(1,034)

June 30, 2018	20,804	$1,406	$403,984	$(11,655)	$404,477	$(85,003)	$1,356	$714,565

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,092	$14,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,902	8,492
Amortization of intangible assets	10,410	3,604
Amortization of deferred financing costs	1,275	404
Net (gain)/loss on disposal of property, plant and equipment	(754)	223
Net (gain) on derivative contracts	(243)	—
Stock-based compensation expense	1,134	910
Deferred income taxes, net	(58)	191
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(9,234)	239
Inventories	(3,592)	(5,053)
Prepaid expenses and other assets	(6,652)	3,049
Accounts payable	11,279	(4,092)
Accrued expenses and other liabilities	(15,831)	(6,964)

Net cash provided by operating activities	23,728	15,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,955)	(10,272)
Proceeds from sale of property, plant and equipment	1,138	195

Net cash used in investing activities	(32,817)	(10,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	120,135	58,539
Payments under revolving lines of credit	(108,303)	(63,279)
Repayment of long-term debt	(4,169)	(706)
Payment of acquisition related deferred payments	(964)	—
Proceeds from issuance of common stock	475	1,080
Dividends paid	(1,022)	(1,126)

Net cash provided by/(used in) financing activities	6,152	(5,492)

Effect of foreign exchange rate changes on cash	(4,893)	1,086

Net increase/(decrease) in cash and cash equivalents	(7,830)	662
Cash and cash equivalents, beginning of period	67,708	25,229

Cash and cash equivalents, end of period	$59,878	$25,891

See accompanying Notes to Condensed Consolidated Financial Statements.

See Note 15 for supplemental cash flow disclosures.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except for statistical and per share data)

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

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. A description of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 (the “2018 10-K”). These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the 2018 10-K.

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

New Accounting Pronouncements

In the first quarter of fiscal 2019, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all related amendments, which provides revised guidance for revenue recognition. We adopted this guidance using the modified retrospective transition method, which means that periods beginning in fiscal 2019 are reported under this guidance while prior periods continue to be reported under previous guidance. See Note 2.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations,” which revises the definition of a business. The FASB’s new framework assists entities in evaluating whether a set (integrated set of assets and activities) should be accounted for as an acquisition of a business or a group of assets. The framework adds an initial screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If that screen is met, the set is not a business. This update was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, which for the Company was the fiscal year beginning April 1, 2018. The Company adopted this update effective April 1, 2018, and its adoption did not have an impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The specific issues addressed include debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination and separately identifiable cash flows and application of the predominance principle. This update was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, which for the Company was the fiscal year beginning April 1, 2018. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company adopted this update effective April 1, 2018, and its adoption did not have an impact on the Company’s consolidated financial statements.

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

No other new accounting pronouncement issued or effective during the three months ended June 30, 2018 had or is expected to have a material impact on the condensed consolidated financial statements.

Supply Chain Financing

The Company has entered into supply chain financing agreements with certain customers and factoring arrangements with certain banks. The receivables for the agreements are sold without recourse to the customers’ banks and are accounted for as sales of accounts receivable. Losses on the sale of these receivables are included in selling, general and administrative expenses in the condensed consolidated statements of income, and losses of $510 and $235 were recorded for the three months ended June 30, 2018 and 2017, respectively.

2.    Revenue Recognition

On April 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all related amendments, which provides revised guidance for revenue recognition. The standard’s core principle is that an entity should recognize the revenue for transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard defines a five-step process to recognize revenue and requires more judgment and estimates within the revenue recognition process than required under previous U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation.

We adopted the standard by applying the modified retrospective method to all contracts that were not completed as of the adoption date. The aggregate effect of any modifications to those contracts was reflected in identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the price to the satisfied and unsatisfied performance obligations as of the adoption date. Accordingly, the comparative statement of income and comparative balance sheet have not been restated.

Adjustments due to ASU 2014-09 were as follows:

	Balance at March 31, 2018	Adjustments	Balance at April 1, 2018
Assets:
Accounts receivable, net	$306,542	$253	$306,795
Inventories, net	167,950	(18,286)	149,664
Other current assets	17,468	21,657	39,125

Liabilities and Stockholders’ Equity:
Accrued expenses and other liabilities	$114,022	$(215)	$113,807
Deferred income tax liabilities	149,950	1,125	151,075
Accumulated other comprehensive loss	(19,241)	13	(19,228)
Retained earnings	384,671	2,701	387,372

Revenue is generated through the sale of products created to meet the packaging needs of our customers, culminating in a single performance obligation to produce labels with no alternate use, and revenue is recorded in an amount that reflects the net consideration that we expect to receive. Prices for our products are based on agreed upon rates with customers and do not include financing components or noncash consideration. The amount of consideration we receive and revenue we recognize is variable for certain customers and is impacted by incentives, including rebates, which are generally tied to achievement of certain sales volume levels.

We recognize revenue when obligations under the terms of a contract with our customer are satisfied, in an amount that reflects the consideration we expect to receive in exchange for the product. Depending on the terms of the agreement with the customer, we recognize revenue either at a point-in-time (at shipment or delivery depending on agreed upon terms) or over-time when the Company has an enforceable right to payment for performance completed to date.

We believe the costs incurred method is the best method to recognize our over-time revenue as costs incurred are proportionate to progress achieved in satisfying our performance obligations.

The Company also has bill and hold arrangements with certain customers. For these arrangements, control over the product occurs when the product is ready for physical transfer to the customer, as we have a present right to payment, the customer can direct the use of the product (i.e., request shipment to its facility), and legal title has passed to the customer. Revenue is recognized at the time the product is produced and we have transferred control to the customer.

Payment terms typically range from 30-90 days, based upon agreed upon terms with the customer.

Taxes assessed by a governmental authority that we collect from our customers that are both imposed on and concurrent with our revenue producing activities (such as sales tax, value-added tax, and excise taxes) are excluded from revenue. Shipping and handling costs incurred after control of the product is transferred to our customers are treated as fulfillment costs and not a separate performance obligation.

MCC records contract assets when revenue is recognized but we have not yet invoiced the customer. This occurs when costs are incurred for the production of labels for over-time customers but the associated revenues have not been billed to the customer or when prepress costs related to fulfillment and completion of labels are incurred but the associated revenues for those labels have not been billed to the customer. Contract liabilities are recorded for expected shipping and handling charges for revenue recognized from over-time customers and billings to customers for prepress items to be utilized in the fulfilment and completion of labels that have not yet been fully utilized in the production process.

	Balance sheet location	June 30, 2018	April 1, 2018
Contract assets	Other current assets	$32,948	$31,001
Contract liabilities	Accrued expenses and other liabilities	(8,112)	(7,442)

Net contract assets and liabilities		$24,836	$23,559

MCC recognized revenues of $4,445 during the three months ended June 30, 2018 that were included in contract liabilities as of March 31, 2018 and fully expects the $8,112 of contract liabilities as of June 30, 2018 to be recognized as revenue within six months.

We elected the practical expedient to disregard the possible existence of a significant financing component related to payment on contracts as part of the adoption of ASU 2014-09, as we expect that customers will pay for the products within one year. Additionally, as all contracts are expected to have an original duration of one year or less, we elected the practical expedient to exclude disclosure of information regarding the aggregate amount and future timing of performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period.

The following table summarizes the June 30, 2018 condensed consolidated statement of income and condensed consolidated balance sheet as if ASU 2014-09 had not been adopted and the adjustment required upon adoption of ASU 2014-09.

	Three Months Ended June 30, 2018
	As Reported	Adjustments	Previous Standard
Condensed Consolidated Statement of Income:
Net revenues	$456,131	$(958)	$455,173
Cost of revenues	368,121	(776)	367,345

Gross profit	88,010	(182)	87,828

Selling, general and administrative expenses	42,768	(19)	42,749
Operating income	45,215	(163)	45,052
Income tax expense	6,880	(41)	6,839
Net income	18,092	(122)	17,970

	As of June 30, 2018
	As Reported	Adjustments	Previous Standard
Condensed Consolidated Balance Sheet:
Assets:
Accounts receivable, net	$301,184	$(293)	$300,891
Inventories, net	143,682	19,051	162,733
Other current assets	44,527	(22,470)	22,057

Liabilities and Stockholders’ Equity:
Accrued expenses and other liabilities	$93,820	$287	$94,107
Deferred income tax liabilities	152,544	(1,166)	151,378
Accumulated other comprehensive loss	(85,003)	(10)	(85,013)
Retained earnings	404,477	(2,823)	401,654

The following table presents our net revenues disaggregated by region and timing of revenue recognition for the three months ended June 30, 2018.

	June 30, 2018
	Point-in-time	Over-time
North America	$148,764	$58,065
Europe	180,275	1,053
Asia Pacific and Africa	60,832	735
South America	6,407	—

Total	$396,278	$59,853

3.    Earnings Per Common Share

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

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended
	June 30, 2018		June 30, 2017
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic EPS	20,439	$0.89	16,943	$0.83
Effect of dilutive securities	106	(0.01)	209	(0.01)

Diluted EPS	20,545	$0.88	17,152	$0.82

The Company excluded 279 and 21 options to purchase shares in the three months ended June 30, 2018 and 2017, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

4.    Inventories

The Company’s inventories consisted of the following:

	June 30, 2018	March 31, 2018
Finished goods	$58,501	$80,845
Work-in-process	20,853	21,156
Raw materials	64,328	65,949

Total inventories, net	$143,682	$167,950

5.    Debt

The components of the Company’s debt consisted of the following:

	June 30, 2018			March 31, 2018
		Unamortized	Debt Less		Unamortized Debt	Debt Less
		Debt Issuance	Unamortized Debt		Issuance	Unamortized Debt
	Principal	Costs	Issuance Costs	Principal	Costs	Issuance Costs
6.125% Senior Notes (1)	$250,000	$(2,979)	$247,021	$250,000	$(3,148)	$246,852
4.875% Senior Notes (1)	600,000	(9,379)	590,621	600,000	(9,699)	590,301
New Credit Agreement
Term Loan A Facility (2)	146,250	(3,779)	142,471	148,125	(3,996)	144,129
Term Loan B Facility (3)	497,500	(6,041)	491,459	498,750	(6,280)	492,470
U.S. Revolving Credit Facility (4)	64,380	(5,145)	59,235	56,945	(5,442)	51,503
Australian Revolving Sub-Facility (4)	33,706	(572)	33,134	33,033	(605)	32,428
Capital leases	33,886	—	33,886	36,288	—	36,288
Other subsidiary debt	6,918	—	6,918	4,714	—	4,714

Total debt	1,632,640	(27,895)	1,604,745	1,627,855	(29,170)	1,598,685
Less current portion of debt	(22,771)	—	(22,771)	(20,864)	—	(20,864)

Total long-term debt	$1,609,869	$(27,895)	$1,581,974	$1,606,991	$(29,170)	$1,577,821

(1)	The 6.125% Senior Notes are due on December 1, 2022. The 4.875% Senior Notes are due on November 1, 2025.

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

The carrying value of debt under the New Credit Agreement approximates fair value. The fair value of the Senior Notes is based on observable inputs, including quoted market prices (Level 2). The fair values of the 4.875% Senior Notes and 6.125% Senior Notes were approximately $556,500 and $255,625, respectively, as of June 30, 2018. The fair values of the 4.875% Senior Notes and 6.125% Senior Notes were approximately $564,000 and $258,750, respectively, as of March 31, 2018.

The following is a schedule of future annual principal payments as of June 30, 2018:

	Debt	Capital Leases	Total
July 2018 - June 2019	$18,946	$3,825	$22,771
July 2019 - June 2020	14,546	3,388	17,934
July 2020 - June 2021	18,268	3,002	21,270
July 2021 - June 2022	23,870	1,855	25,725
July 2022 - June 2023	450,622	1,963	452,585
Thereafter	1,072,502	19,853	1,092,355

Total	$1,598,754	$33,886	$1,632,640

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

The weighted average interest rates on the Company’s borrowings are as follows:

	June 30, 2018	March 31, 2018
Term Loan A Facility	4.09%	4.13%
Term Loan B Facility	4.34%	4.13%
U.S. Revolving Credit Facility	4.06%	4.42%
Australian Revolving Sub-Facility	4.07%	4.13%

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

The New Credit Agreement, the indenture governing the 4.875% Senior Notes (the “4.875% Senior Notes Indenture”) and the indenture governing the 6.125% Senior Notes (the “6.125% Senior Notes Indenture” and together with the 4.875% Senior Notes Indenture, the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the New Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the New Credit Agreement and the Indentures, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the New Credit Agreement limits the ability of the Company to modify terms of the Indentures. As of June 30, 2018, the Company was in compliance with the covenants in the New Credit Agreement and the Indentures.

Available borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility were $289,418 and $6,294, respectively, at June 30, 2018. The Company also has various other uncommitted lines of credit available at June 30, 2018 in the aggregate amount of $21,888.

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

The Company recorded $1,275 and $404 in interest expense in the three months ended June 30, 2018 and 2017, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	June 30, 2018	March 31, 2018
Total minimum lease payments	$45,961	$49,521
Less amount representing interest	(12,075)	(13,233)

Present value of net minimum lease payments	33,886	36,288
Current portion	(3,825)	(4,191)

Capitalized lease obligations, less current portion	$30,061	$32,097

The capitalized leases carry interest rates from 0.97% to 12.47% and mature from fiscal 2019 to fiscal 2032.

6.    Major Customers

During the three months ended June 30, 2018 and 2017, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 9% and 17%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

In addition, accounts receivable balances from The Procter & Gamble Company approximated 3% of the Company’s total accounts receivable balance at June 30, 2018 and March 31, 2018. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

7.    Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions, and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At June 30, 2018, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2015. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2014. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S.

corporate income tax rates and implementing a territorial tax system. As the Company has a March 31 fiscal year-end, a U.S. statutory federal rate of 21% applies to fiscal year beginning April 1, 2018. The Tax Act eliminates the domestic manufacturing deduction and implements certain transitional impacts to the Company.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company made an estimate at March 31, 2018 on the impact of the Tax Act. There were no changes to that provisional estimate during the first quarter ended June 30, 2018.

The benefits of tax positions are not recorded unless it is more likely than not that the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of June 30, 2018 and March 31, 2018, the Company had liabilities of $7,296 and $7,038, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended June 30, 2018 and 2017, the Company recognized $138 and $(56), respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at June 30, 2018 and March 31, 2018 was $2,868 and $2,641, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. The Company believes that it is reasonably possible that $4,542 of unrecognized tax benefits as of June 30, 2018 could be released within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign and domestic income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $6,742.

8.    Risk Management Activities and Financial Instruments

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

In conjunction with entering into the New Credit Agreement (see Note 5), the Company entered into two spot non-amortizing Swaps with a total notional amount of $300,000 to convert variable rate debt to fixed rate debt. These Swaps became effective October 2017, expire in October 2018, and will result in interest payments of 1.5625% plus the applicable margin per the requirements in the New Credit Agreement. The Company also entered into two forward starting non-amortizing Swaps with a total notional amount of $300,000 to convert variable rate debt to fixed rate debt. These Swaps will become effective in October 2018, will expire in October 2022, and will result in interest payments of 2.1345% plus the applicable margin per the requirements in the New Credit Agreement.

Upon inception, the Swaps were designated as cash flow hedges under ASU 2017-12, with gains and losses, net of tax, measured on an ongoing basis, recorded in accumulated other comprehensive income (loss) (“AOCI”).

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

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. Dollar value of certain intercompany loan payments, which typically settle in the following quarter. During the three months ended June 30, 2018 and

2017, certain of the Company’s forward contracts were not designated as hedging instruments; therefore, changes in the fair value of the contracts were immediately recognized in other income and expense in the consolidated statements of income.

The Company periodically enters into foreign exchange forward contracts to fix the purchase price in U.S. Dollars of a foreign currency denominated firm commitment to purchase presses. Certain of these forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the consolidated statements of income in the same period during which the related hedged items affect the consolidated statements of income.

In June 2018, the Company entered into foreign exchange forward contracts to fix the purchase price in U.S. Dollars of foreign currency denominated firm commitments to purchase various raw materials. These forward contracts are designated as cash flow hedges with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.

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

Disclosures about Derivative Instruments

All of the Company’s derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. The Company determines the fair values of its derivatives based on valuation models which project future cash flows and discount the future amounts to a present value using market based observable inputs including interest rate curves, foreign currency rates, futures and basis point spreads, as applicable. The fair values of qualifying and non-qualifying instruments used in hedging transactions as of June 30, 2018 are as follows:

		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2018	March 31, 2018
Assets:
Cross currency swaps (Net investment hedges)	Other current assets	$6,713	$4,295
Interest rate swaps (Cash flow hedges)	Other current assets	1,213	920
Foreign exchange forward contracts (Fair value hedges)	Other current assets	53	127
Foreign exchange forward contracts (Cash flow hedges)	Other current assets	215	—
Interest rate swaps (Cash flow hedges)	Other long-term assets	6,327	4,956
Liabilities:
Interest rate swaps (Cash flow hedges)	Other current liabilities	$25	$—
Foreign exchange forward contracts (Fair value hedges)	Other current liabilities	198	190
Foreign exchange forward contracts (Cash flow hedges)	Other current liabilities	330	—
Cross currency swaps (Net investment hedges)	Other long-term liabilities	31,352	50,019

		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2018	March 31, 2018
Assets:
Foreign exchange forward contracts	Other current assets	$239	$—
Liabilities:
Foreign exchange forward contracts	Other current liabilities	19	127

The amounts of gains and (losses) recognized in AOCI net of reclassifications into earnings, during the three months ended June 30, 2018 and 2017 are as follows:

Derivatives Designated as Hedging Instruments	June 30, 2018	June 30,2017
Cross currency swaps (Net investment hedges) (1)	$15,643	$—
Interest rate swaps	1,230	—
Foreign exchange forward contracts	(115)	—

(1)

The net gain of $15,643 recognized in OCI on the cross currency swaps in a net investment hedge as of June 30, 2018 is comprised of an excluded component gain of $11,769 and an undiscounted spot gain of $9,073 net of tax of $(5,199).

The amounts of gains reclassified from AOCI into earnings for the three months ended June 30, 2018 and 2017 are as follows:

Derivatives Designated as Hedging Instruments	June 30, 2018	June 30, 2017
Cross currency swaps (1)	$2,325	$—
Interest rate swaps (2)	271	—

(1)	The Company had a $2,325 excluded component gain in AOCI which was recognized into income during the three months ended June 30, 2018.

(2)	During the next 12 months, $1,196 of gains included in the June 30, 2018 AOCI balance are expected to be reclassified into interest expense.

The amounts of gains and (losses) included in earnings from qualifying and non-qualifying financial instruments used in hedging transactions for the three months ended June 30, 2018 and 2017 are as follows:

Derivatives Not Designated as Hedging Instruments	Statement of Income Location	June 30, 2018	June 30, 2017
Foreign currency contracts-Other	Other income (expense), net	$5,033	$367
Gain (loss) on underlying hedged items	Other income (expense), net	(4,963)	(367)
Cross currency swaps	Interest expense	243	—

Derivatives Designated as Hedging Instruments	Statement of Income Location	June 30, 2018	June 30, 2017
Foreign exchange forward contracts (Fair value hedges)	Other income (expense), net	$167	$—
Gain (loss) on underlying hedged items	Other income (expense), net	(167)	—

9.    Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	June 30, 2018	March 31, 2018
Accrued payroll and benefits	$41,250	$45,418
Accrued income taxes	8,810	13,838
Professional fees	1,554	1,965
Accrued taxes other than income taxes	4,313	4,682
Accrued interest	5,087	16,480
Customer rebates	3,038	2,578
Exit and disposal costs related to facility closures	50	457
Deferred payments	8,524	9,735
Deferred revenue	11,701	11,887
Derivative liabilities	572	317
Other	8,921	6,665

Total accrued expenses and other liabilities	$93,820	$114,022

10.    Acquisitions

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

The cash portion of the purchase price was funded through the 4.875% Senior Notes due 2025 and funds from the New Credit Agreement (see Note 5). The purchase price included deferred payments with a total fair value of $3,901, estimated as of the acquisition date, of which $807 was paid during the three months ended June 30, 2018 with the remaining to be paid out within 90 days after December 31, 2018, 2019 and 2020. In addition, the purchase price includes future performance based earnouts with a total fair value of $9,026, estimated as of the acquisition date. The future value of the earnouts is dependent upon whether the Verstraete in Mould Labels N.V. (Verstraete) business, which was acquired in conjunction with the Constantia Labels’ acquisition, meets or exceeds certain agreed upon EBITA (earnings before interest, taxes, and amortization) metrics over the three to five year period following the acquisition. The earnouts have a minimum future payout of zero, and the maximum amount of the future payout is based on the amount of EBITA growth achieved relative to calendar 2017. The earnouts may be paid out within 90 days after December 31, 2020, 2021 or 2022. Net cash acquired includes $49,647 of cash acquired less $33,532 of assumed bank debt and capital leases. The Company spent $17,484 in acquisition expenses related to the Constantia Labels acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income as follows: $18 in the third quarter of fiscal 2017, $744 in the first quarter of fiscal 2018, $3,545 in the second quarter of fiscal 2018, $11,299 in the third quarter of fiscal 2018, $632 in the fourth quarter of fiscal 2018 and $1,246 in the first quarter of fiscal 2019.

Purchase Price Allocation and Other Items

The determination of the purchase price allocation to specific assets acquired and liabilities assumed is incomplete for Constantia Labels. The purchase price allocation may change in future periods as the fair value estimates of assets and liabilities (including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles, accounts payable, accrued liabilities, debt and non-controlling interests) and the valuation of the related tax assets and liabilities are completed. Based on fair value estimates, the purchase price for Constantia Labels has been allocated to individual assets acquired and liabilities assumed as follows:

Constantia Labels
Assets Acquired:
Net cash acquired	$16,115
Accounts receivable	118,020
Inventories	84,811
Property, plant and equipment	216,721
Intangible assets	410,000
Goodwill	707,624
Other assets	16,949

Total assets acquired	1,570,240

Liabilities Assumed:
Accounts payable	93,860
Accrued income taxes payable	7,975
Accrued expenses and other liabilities	39,375
Deferred tax liabilities	128,527

Total liabilities assumed	269,737

Net assets acquired	1,300,503

Noncontrolling interests	(1,100)

Net assets acquired attributable to Multi-Color Corporation	$1,299,403

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

The fair value of the noncontrolling interests for Constantia Labels was estimated based on market valuations performed by an independent third party using a combination of: (i) an income approach based on expected future discounted cash flows; and (ii) an asset approach.

During the first quarter of fiscal 2019, goodwill increased by $291 related to measurement period adjustments for the Constantia Labels acquisition. The measurement period adjustments primarily consisted of a $2,538 and $261 increase in the valuation of other assets and accrued expenses, respectively, offset by a $2,507 and $151 decrease in the valuation of inventory and property, plant and equipment, respectively.

The estimated fair value of identifiable intangible assets acquired and their estimated useful lives are as follows:

	Constantia Labels
	Fair Value	Useful Lives
Customer relationships	$390,000	19 years
Technology	20,000	4 years

Total identifiable intangible assets	$410,000

Identifiable intangible assets are amortized over their useful lives based upon a number of assumptions including the estimated period of economic benefit and utilization. The weighted-average amortization period for identifiable intangible assets acquired in the Constantia Labels acquisition is 18 years.

The goodwill for Constantia Labels is attributable to combining Constantia Labels’ food & beverage business with Multi-Color’s existing platforms, particularly in home & personal care and wine & spirits and emerging position in healthcare, thereby creating additional growth opportunities for both businesses utilizing the expanded global footprint and the acquired workforce. Goodwill arising from the Constantia Labels acquisition is not deductible for income tax purposes.

The accounts receivable acquired as part of the Constantia Labels acquisition had a fair value of $118,020 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $119,883 and the estimated contractual cash flows that are not expected to be collected are $1,863.

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three months ended June 30, 2017 as if Constantia Labels had been acquired as of the beginning of fiscal year 2018. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

Three Months Ended
June 30, 2017
Net revenues	$422,767
Net income attributable to Multi-Color	20,399
Diluted earnings per share	0.99

The following is a reconciliation of actual net revenues and net income attributable to Multi-Color Corporation to unaudited pro forma net revenues and net income:

	Three Months Ended
	June 30, 2017
	Net revenues	Net income attributable to Multi-Color
Multi-Color Corporation actual results	$242,440	$14,106
Constantia Labels actual results (1)	180,327	15,883
Pro forma adjustments	—	(9,590)

Pro forma results	$422,767	$20,399

(1)	Constantia Labels actual results include the three months pre-acquisition in fiscal 2018.

The following table identifies the unaudited pro forma adjustments:

Three Months Ended
June 30, 2017
Constantia Labels financing costs	$4,193
Acquisition transaction costs	744
Incremental depreciation and amortization costs	(6,382)
Incremental interest costs	(12,454)
Tax effect of adjustments	4,309

Pro forma adjustments	$(9,590)

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

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for TP Label and GEWA. The purchase price allocations may change in future periods as the fair value estimates of assets and liabilities (including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles and debt) and the valuation of the related tax assets and liabilities are completed.

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

The results of operations of the acquisitions described above within this “Other Acquisition Activity” section have been included in the condensed consolidated financial statements since the respective dates of acquisition and have been determined to be immaterial for purposes of additional disclosure.

Sale of Southeast Asian durables business

On July 3, 2017, the Company sold its 60% controlling interest in its Southeast Asian durables business to its minority shareholders for $3,620 in net cash proceeds. The Company recognized a loss of $512 on the sale of the business, which was recognized in other expense in the consolidated statements of income.

11.    Accumulated Other Comprehensive Loss

The changes in the Company’s accumulated other comprehensive loss by component consisted of the following:

	Foreign	Gains and (losses)	Defined benefit
	currency	on derivative	pension
	items	contracts	items	Total
Balance at March 31, 2018	$6,335	$(25,408)	$(168)	$(19,241)
OCI before reclassifications	(82,520)	18,706	—	(63,814)
Amounts reclassified from AOCI	—	(1,948)	—	(1,948)

Net current period OCI	(82,520)	16,758	—	(65,762)

Balance at June 30, 2018	$(76,185)	$(8,650)	$(168)	$(85,003)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

Three Months Ended
June 30, 2018
Cross currency swaps (1)	$(2,325)
Interest rate swaps (1)	(271)
Tax	648

Net of tax	$(1,948)

(1)	Reclassified from AOCI into interest expense in the condensed consolidated statements of income. See Note 8.

12. Goodwill and Intangible Assets

The changes in the Company’s goodwill consisted of the following:

Balance at March 31, 2018:
Goodwill, gross	$1,210,179
Accumulated impairment losses	(13,545)

Goodwill, net	1,196,634
Activity during the year:
Adjustments to prior year acquisitions	(291)
Currency translation	(55,729)
Balance at June 30, 2018:
Goodwill, gross	1,153,120
Accumulated impairment losses	(12,506)

Goodwill, net	$1,140,614

The Company’s intangible assets consisted of the following:

	June 30, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$640,921	$(94,387)	$546,534	$648,273	$(87,560)	$560,713
Technologies	21,656	(4,794)	16,862	21,721	(3,586)	18,135
Trademarks	138	(115)	23	99	(66)	33
Non-compete agreements	3,854	(2,625)	1,229	3,880	(2,528)	1,352

Total	$666,569	$(101,921)	$564,648	$673,973	$(93,740)	$580,233

The amortization expense of intangible assets for the three months ended June 30, 2018 and 2017 was $10,410 and $3,604, respectively.

13. Facility Closures

Merignac, France

During the three months ended September 30, 2017, the Company announced plans to consolidate our manufacturing facility located in Merignac, France into our existing facility in Libourne, France. The transition was substantially completed in the third quarter of fiscal 2018.

Below is a summary of the total contractual termination benefits and exit and disposal costs related to the closure of the Merignac facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of June 30, 2018
		Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Severance and other termination benefits	$703	$—	$—	$703
Other associated costs	450-750	27	—	374

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved to other manufacturing facilities, and ongoing costs related to the leased facility until expiration or early termination of the related lease agreement.

Below is a reconciliation of the beginning and ending liability balances related to the contractual termination benefits and exit and disposal costs:

	Balance at March 31, 2018	Amounts Expensed	Amounts Paid	Balance at June 30, 2018
Severance and other termination benefits	$457	—	(407)	$50
Other associated costs	—	27	(27)	—

The cumulative costs incurred in conjunction with the closure as of June 30, 2018 are $1,142, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as $125 in non-cash impairment charges and $42 in net loss on the sale related to property, plant and equipment at the Merignac facility, which were recorded in facility closure expenses during the three months ended March 31, 2018. In addition, the Company reversed $102 in accrued pension related to employees that were terminated in conjunction with the closure, which were recorded to facility closure expenses during the three months ended March 31, 2018.

Dormans, France

During the three months ended June 30, 2017, the Company announced plans to close our manufacturing facility located in Dormans, France. Production at the facility ceased during the first quarter of fiscal 2018.

Below is a summary of the exit and disposal costs related to the closure of the Dormans facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of June 30, 2018
		Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Severance and other termination benefits	$106	$—	$34	$106
Other associated costs	23	—	—	23

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved to other manufacturing facilities.

The cumulative costs incurred in conjunction with the closure as of June 30, 2018 are $260, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as non-cash impairment charges of $25 related to the land and building that was previously held for sale at the Dormans facility, which was recorded in facility closure expenses during the three months ended December 31, 2017. In addition, the Company recorded a net loss on the disposal of property, plant and equipment of $59 related to assets in Dormans that were not transferred to other facilities and were sold or abandoned and wrote-off $47 in raw materials that were not transferred to other facilities during the three months ended March 31, 2018.

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

15. Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash operating, investing and financing activities are as follows:

	Three Months Ended
	June 30, 2018	June 30, 2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$33,679	$9,801
Income taxes paid, net of refunds	7,862	2,083
Supplemental Disclosures of Non-Cash Activities:
Capital expenditures incurred but not yet paid	$8,533	$1,715
Change in derivative contract fair value - asset position	4,462	—
Change in derivative contract fair value - liability position	18,412	—
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$(387)	$(22)
Liabilities assumed	387	22

Net cash paid	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve potential risks and uncertainties. Multi-Color Corporation’s future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (the “2018 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date thereof. Results for interim periods may not be indicative of annual results.

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

Executive Overview

We are a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home & personal care, wine & spirits, food & beverage, healthcare and specialty consumer products. MCC serves international brand owners in the North American, Latin American, EMEA (Europe, Middle East and Africa) and Asia Pacific regions with a comprehensive range of the latest label technologies in Pressure Sensitive, Cut and Stack, In-Mold, Shrink Sleeve, Heat Transfer, Roll Fed and Aluminum Labels.

Results of Operations

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017:

Net Revenues

			$	%
	2018	2017	Change	Change
Net revenues	$456,131	$242,440	$213,691	88%

Net revenues increased 88% to $456,131 compared to $242,440 in the prior year quarter. Acquisitions occurring after the beginning of fiscal 2018 accounted for an 80% increase in revenues, net of the sale of the Southeast Asian Durables business. Organic revenue increased by 6% and was broadly based across geographies and markets. Foreign exchange rates, primarily driven by appreciation of the Euro, led to a 2% increase in revenues quarter over quarter.

Cost of Revenues and Gross Profit

			$	%
	2018	2017	Change	Change
Cost of revenues	$368,121	$192,983	$175,138	91%
% of Net revenues	80.7%	79.6%
Gross profit	$88,010	$49,457	$38,553	78%
% of Net revenues	19.3%	20.4%

Cost of revenues increased 91% or $175,138 compared to the prior year quarter. Acquisitions occurring after the beginning of fiscal 2018, net of divestitures, contributed 84% or $162,424. Organic revenue growth, net of operating improvements, increased cost of revenues by 5% or $8,876. The remaining increase of 2% or $3,838 related to the unfavorable effects of foreign exchange.

Gross profit increased 78% or $38,553 compared to the prior year quarter. Acquisitions occurring after the beginning of fiscal 2018, net of divestitures, contributed 61% or $30,317 to gross profit. Strong, broadly based organic growth and improved operating performance primarily in North America led to an organic gross profit increase of 15% or $7,267. The remaining increase of 2% or $969 related to the favorable effects of foreign exchange. Gross margins were 19% of net revenues for the current year quarter including the impact of inventory purchase accounting charges of $131 in the current year quarter.

Selling, General and Administrative Expenses and Facility Closure Expenses

	2018	2017	$ Change	% Change
Selling, general and administrative expenses	$42,768	$23,589	$19,179	81%
% of Net revenues	9.4%	9.7%
Facility closure expenses	$27	$34	$(7)	(21%)
% of Net revenues	0.0%	0.0%

Selling, general and administrative expenses increased 81% or $19,179 compared to the prior year quarter. Acquisitions occurring after the beginning of fiscal 2018, net of divestitures, and unfavorable foreign exchange contributed $15,130, and $438, to the increase, respectively. In the current year quarter, the Company incurred $4,220 of acquisition and integration expenses compared to $906 in the prior year quarter. Acquisition and integration expenses in the current year quarter included $4,173 related to the Constantia Labels acquisition. The remaining increase of $297 primarily relates to legal and professional fees.

Facility closure expenses were $27 in the current year quarter compared to $34 in the prior year quarter.

Interest Expense and Other Expense, Net

	2018	2017	$ Change	% Change
Interest expense	$19,199	$6,335	$12,864	203%
Other expense, net	$1,044	$1,199	$(155)	(13%)

Interest expense increased 203% or $12,864 compared to the prior year quarter primarily due to the increase in debt borrowings to finance the acquisition of Constantia Labels.

Other expense was $1,044 in the current year quarter primarily related to unfavorable foreign exchange resulting from remeasurement of trade payables primarily in Latin America and South Africa in the current year quarter. This compares to expense of $1,199 in the prior year quarter primarily related to the release of a foreign indemnification receivable of $1,124 for which an offsetting tax liability was also relieved reducing the prior year quarter effective tax rate.

Income Tax Expense

	2018	2017	$ Change	% Change
Income tax expense	$6,880	$4,158	$2,722	65%

Income tax expense increased 65% or $2,722 in the current year quarter compared to the prior year quarter primarily due to higher taxable income resulting from a combination of improved organic operating performance and earnings from acquisitions occurring after the beginning of fiscal 2018, and a higher effective tax rate. The effective tax rate was 28% for the current year quarter compared to 23% in the prior year quarter including the release of a tax liability related to a foreign indemnification receivable related to previous acquisitions for $1,124 in the prior year quarter.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the three months ended June 30, 2018, net cash provided by operating activities was $23,728 compared to $15,145 in the same period of the prior year. Net income adjusted for non-cash expenses consisting primarily of depreciation, amortization of intangible assets and amortization of deferred financing fees was $47,758 in the current period compared to $27,966 in the same period of the prior year. Our use of operating assets and liabilities of $24,030 in the current period increased from a use of $12,821 in the same period of the prior year.

Through the three months ended June 30, 2018, net cash used in investing activities was $32,817 compared to $10,077 in the same period of the prior year. Capital expenditures, primarily funded by cash flows from operations totaled $33,955 in the current period compared to

$10,272 in the same period of the prior year. Proceeds from the sale of property, plant and equipment totaled $1,138 in the current period compared to $195 in the same period of the prior year.

Through the three months ended June 30, 2018, net cash provided by financing activities was $6,152, which included $7,663 of net debt borrowings, dividends paid to shareholders of Multi-Color Corporation of $1,022 and $475 of proceeds from the issuance of common stock. Cash provided by financing activities also included $964 in deferred payments related to the Constantia Labels acquisition.

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

The New Credit Agreement, the indenture governing the 4.875% Senior Notes (the “4.875% Senior Notes Indenture”) and the indenture governing the 6.125% Senior Notes (the “6.125% Senior Notes Indenture” and together with the 4.875% Senior Notes Indenture, the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the New Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the New Credit Agreement and the Indentures, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the New Credit Agreement limits the ability of the Company to modify terms of the Indentures. As of June 30, 2018, the Company was in compliance with the covenants in the New Credit Agreement and the Indentures.

Available borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility were $289,418 and $6,294, respectively, at June 30, 2018. The Company also has various other uncommitted lines of credit available at June 30, 2018 in the aggregate amount of $21,397.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2018:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$1,598,754	$18,946	$14,546	$18,268	$23,870	$450,622	$1,072,502
Capital leases	33,886	3,825	3,388	3,002	1,855	1,963	19,853
Interest on long-term debt (1)	416,677	72,960	71,440	69,698	68,704	55,517	78,358
Rent due under operating leases	85,099	23,737	18,090	12,787	10,843	6,790	12,852
Unconditional purchase obligations	25,952	25,414	265	181	82	10	—
Pension obligations	382	9	15	22	29	37	270
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Contingent liability acquired	1,382	—	—	1,382	—	—	—
Deferred purchase price	23,573	8,692	2,030	4,907	1,168	6,776	—

Total contractual obligations	$2,185,705	$153,583	$109,774	$110,247	$106,551	$521,715	$1,183,835

(1)	Interest on floating rate debt was estimated using projected forward London Interbank Offered Rate (LIBOR) and Bank Bill Swap Bid Rates (BBSY) as of June 30, 2018.

(2)	The table excludes $7,296 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

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

Our critical accounting policies and estimates are discussed in the “Critical Accounting Policies and Estimates” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2018 10-K. In addition, our significant accounting policies are discussed in Note 2 of the Notes to Consolidated Financial Statements included in our 2018 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

(in thousands, except for percentages)

The Company has no material changes to the disclosures made in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2018, the Company enacted additional controls associated with the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” There were no further changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

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

Multi-Color Corporation
(Registrant)

Date: August 9, 2018	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial Officer, Secretary