Form 10-Q
period 2018-09-30
MULTI COLOR Corp
filed 2018-11-09
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Common shares, no par value – 20,517,424 (as of October 31, 2018)

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

Statements concerning expected financial performance, on-going business prospects or strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance or business prospects are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation: factors discussed in conjunction with a forward-looking statement; changes in global economic and business conditions; changes in business strategies or plans; raw material cost pressures; availability of raw materials; availability to pass raw material cost increases to our customers; interruption of business operations; changes in, or the failure to comply with, government regulations, legal proceedings and developments, including, but not limited to, tax law changes; acceptance of new product offerings, services and technologies; new developments in packaging; our ability to effectively manage our growth and execute our long-term strategy; our ability to manage foreign operations and the risks involved with them, including compliance with applicable anti-corruption laws; currency exchange rate fluctuations; tariffs and tradewars; our ability to manage global political uncertainty; terrorism and political unrest; increases in general interest rate levels and credit market volatility affecting our interest costs; competition within our industry; our ability to consummate and successfully integrate acquisitions; our ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; risk that some of our goodwill may be or later become impaired; the success and financial condition of our significant customers; our ability to maintain our relationships, arrangements and agreements with our significant customers on terms and conditions consistent with historical terms and conditions, including, without limitation, with respect to amounts of sales, pricing and margins; dependence on certain significant customers; dependence on information technology; our ability to market new products; our ability to maintain an effective system of internal control; ongoing claims, lawsuits and governmental proceedings, including environmental proceedings; availability, terms and developments of capital and credit; dependence on key personnel; quality of management; our ability to protect our intellectual property and the potential for intellectual property litigation; employee benefit costs; and risk associated with significant leverage. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the factors described in this paragraph and Part II, Item 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2018 contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net revenues	$434,913	$256,034	$891,044	$498,474
Cost of revenues	348,128	204,260	716,249	397,243

Gross profit	86,785	51,774	174,795	101,231
Selling, general and administrative expenses	39,191	25,200	81,959	48,789
Facility closure expenses	114	95	141	129

Operating income	47,480	26,479	92,695	52,313
Interest expense	18,690	6,669	37,889	13,004
Other expense (income), net	1,860	(2,676)	2,904	(1,477)

Income before income taxes	26,930	22,486	51,902	40,786
Income tax expense	3,125	7,296	10,005	11,454

Net income	23,805	15,190	41,897	29,332
Less: Net income attributable to noncontrolling interests	50	—	3	36

Net income attributable to Multi-Color Corporation	$23,755	$15,190	$41,894	$29,296

Weighted average shares and equivalents outstanding:
Basic	20,464	17,015	20,453	16,983
Diluted	20,552	17,177	20,550	17,168

Basic earnings per common share	$1.16	$0.89	$2.05	$1.73
Diluted earnings per common share	$1.16	$0.88	$2.04	$1.71
Dividends per common share	$0.05	$0.05	$0.10	$0.10

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$23,805	$15,190	$41,897	$29,332
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (1)	(10,364)	10,950	(94,297)	30,014
Unrealized gain (loss) on derivative contracts, net of tax (2)	1,520	(4,556)	18,278	(4,556)

Total other comprehensive income (loss)	(8,844)	6,394	(76,019)	25,458

Comprehensive income (loss)	14,961	21,584	(34,122)	54,790
Less: Comprehensive (loss) attributable to noncontrolling interests	(177)	—	(1,637)	(30)

Comprehensive income (loss) attributable to Multi-Color Corporation	$15,138	$21,584	$(32,485)	$54,820

(1)

The amounts for the three months ended September 30, 2018 and 2017 include tax impacts of $332 and $(168), respectively, related to the settlement of foreign currency denominated intercompany loans. The amounts for the six months ended September 30, 2018 and 2017 include tax impacts of $2,873 and $(452), respectively, related to the settlement of foreign currency denominated intercompany loans.

(2)

Amounts are net of tax of $(718) and $2,858 for the three months ended September 30, 2018 and 2017, respectively, and $(6,326) and $2,858 for the six months ended September 30, 2018 and 2017, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$75,337	$67,708
Accounts receivable, net of allowance of $3,046 and $2,704 at September 30, 2018 and March 31, 2018, respectively	292,968	306,542
Other receivables	21,646	16,589
Inventories, net	136,765	167,950
Prepaid expenses	19,804	24,926
Other current assets	45,934	17,468

Total current assets	592,454	601,183
Property, plant and equipment, net of accumulated depreciation of $255,829 and $235,980 at September 30, 2018 and March 31, 2018, respectively	542,709	510,002
Goodwill	1,098,785	1,196,634
Intangible assets, net	574,047	580,233
Other non-current assets	11,515	12,097
Deferred income tax assets	2,683	2,827

Total assets	$2,822,193	$2,902,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,773	$20,864
Accounts payable	188,215	192,341
Accrued expenses and other liabilities	109,228	114,022

Total current liabilities	321,216	327,227
Long-term debt	1,542,346	1,577,821
Deferred income tax liabilities	165,535	149,950
Other liabilities	61,985	87,605

Total liabilities	2,091,082	2,142,603
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 40,000 shares authorized, 20,819 and 20,753 shares issued at September 30, 2018 and March 31, 2018, respectively	1,407	1,403
Paid-in capital	405,434	402,252
Treasury stock, 309 and 307 shares at cost at September 30, 2018 and March 31, 2018, respectively	(11,701)	(11,528)
Retained earnings	428,962	384,671
Accumulated other comprehensive loss	(95,370)	(19,241)

Total stockholders’ equity attributable to Multi-Color Corporation	728,732	757,557
Noncontrolling interests	2,379	2,816

Total stockholders’ equity	731,111	760,373

Total liabilities and stockholders’ equity	$2,822,193	$2,902,976

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

						Accumulated
	Common Stock					Other
	Shares Issued	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Loss	Noncontrolling Interests	Total
March 31, 2018	20,753	$1,403	$402,252	$(11,528)	$384,671	$(19,241)	$2,816	$760,373
Net income	—	—	—	—	41,894	—	3	41,897
Topic 606 transition adjustment	—	—	—	—	2,701	—	—	2,701
ASU 2018-02 reclassification of stranded tax effects	—	—	—	—	1,750	(1,750)	—	—
Other comprehensive income	—	—	—	—	—	(74,379)	(1,640)	(76,019)
Constantia Labels acquisition	—	—	—	—	—	—	1,200	1,200
Issuance of common stock	42	4	1,169	—	—	—	—	1,173
Restricted stock grant	12	—	—	—	—	—	—	—
Conversion of restricted share units	12	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,013	—	—	—	—	2,013
Shares acquired under employee plans	—	—	—	(173)	—	—	—	(173)
Common stock dividends	—	—	—	—	(2,054)	—	—	(2,054)

September 30, 2018	20,819	$1,407	$405,434	$(11,701)	$428,962	$(95,370)	$2,379	$731,111

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,897	$29,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,439	17,406
Amortization of intangible assets	22,663	7,435
Loss on sale of Southeast Asian durables business	—	512
Amortization of deferred financing costs	2,550	808
Net (gain)/loss on disposal of property, plant and equipment	(194)	349
Net (gain) on derivative contracts	(489)	(3,011)
Stock-based compensation expense	2,013	1,797
Deferred income taxes, net	(1,797)	2,199
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	4,925	(4,664)
Inventories	830	(2,067)
Prepaid expenses and other assets	(8,238)	(219)
Accounts payable	12,436	4,349
Accrued expenses and other liabilities	1,202	(10,012)

Net cash provided by operating activities	106,237	44,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53,941)	(26,262)
Investment in acquisitions, net of cash acquired	—	(21,383)
Net proceeds from sale of Southeast Asian durables business	—	3,620
Proceeds from sale of property, plant and equipment	1,590	253

Net cash (used in) investing activities	(52,351)	(43,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	187,284	140,021
Payments under revolving lines of credit	(217,534)	(128,844)
Repayment of long-term debt	(8,508)	(1,478)
Payment of acquisition related deferred payments	(1,104)	(206)
Proceeds from issuance of common stock	1,004	2,432
Debt issuance costs	—	(1,636)
Dividends paid	(2,048)	(1,977)

Net cash (used in)/provided by financing activities	(40,906)	8,312

Effect of foreign exchange rate changes on cash	(5,351)	1,645

Net increase in cash and cash equivalents	7,629	10,399
Cash and cash equivalents, beginning of period	67,708	25,229

Cash and cash equivalents, end of period	$75,337	$35,628

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

New Accounting Pronouncements

In the first quarter of fiscal 2019, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all related amendments, which provides revised guidance for revenue recognition. We adopted this guidance using the modified retrospective transition method, which means that periods beginning in fiscal 2019 are reported under this guidance while prior periods continue to be reported under previous guidance. See Note 2.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220),” which permits the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income (AOCI) to retained earnings. This new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2019. Early adoption is permitted, and the update must be applied either at the beginning of the period of adoption or retrospectively to each period in which the effects of the Tax Act related to items remaining in AOCI are recognized. The Company elected to early adopt this update in the second quarter of fiscal 2019. As part of this adoption, the Company elected to reclassify $1,750 of stranded income tax effects of the Tax Act from AOCI to retained earnings at the beginning of the second quarter of fiscal 2019.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lessees recognize almost all leases on the balance sheet as right-of-use assets and lease liabilities. For income statement purposes, leases will be classified as either finance leases or operating leases. This update is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2019. In March 2018, the FASB approved an alternative transition method to the modified retrospective approach, which eliminates the requirement to restate prior period financial statements and requires the cumulative effect of the retrospective allocation to be recorded as an adjustment to the opening balance of retained earnings at the date of adoption. We are currently evaluating which transition method we will adopt and the impact this guidance will have on our consolidated financial statements. The Company is currently accumulating its lease data in order to evaluate the impact of this standard on its consolidated financial statements, which will include an increase in both assets and liabilities relating to its leasing activities.

No other new accounting pronouncement issued or effective during the six months ended September 30, 2018 had or is expected to have a material impact on the condensed consolidated financial statements.

Supply Chain Financing

The Company has entered into supply chain financing agreements with certain customers and factoring arrangements with certain banks. The receivables for the agreements are sold without recourse to the customers’ banks and are accounted for as sales of accounts receivable. Losses on the sale of these receivables are included in selling, general and administrative expenses in the condensed consolidated statements of income. Losses of $484 and $230 were recorded for the three months ended September 30, 2018 and 2017, respectively, and losses of $994 and $465 were recorded for the six months ended September 30, 2018 and 2017, respectively.

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

	Balance sheet location	September 30, 2018	April 1, 2018
Contract assets	Other current assets	$33,803	$31,001
Contract liabilities	Accrued expenses and other liabilities	(8,529)	(7,442)

Net contract assets and liabilities		$25,274	$23,559

MCC recognized revenues of $4,704 and $7,442 during the three and six months ended September 30, 2018, respectively, that were included in contract liabilities as of March 31, 2018 and fully expects the $8,529 of contract liabilities as of September 30, 2018 to be recognized as revenue within six months.

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

The following table summarizes the September 30, 2018 condensed consolidated statement of income and condensed consolidated balance sheet as if ASU 2014-09 had not been adopted and the adjustment required upon adoption of ASU 2014-09.

	Three Months Ended September 30, 2018
	As Reported	Adjustments	Previous Standard
Condensed Consolidated Statement of Income:
Net revenues	$434,913	$543	$435,456
Cost of revenues	348,128	440	348,568

Gross profit	86,785	103	86,888

Selling, general and administrative expenses	39,191	11	39,202
Operating income	47,480	92	47,572
Income tax expense	3,125	22	3,147
Net income	23,805	70	23,875

	Six Months Ended September 30, 2018
	As Reported	Adjustments	Previous Standard
Condensed Consolidated Statement of Income:
Net revenues	$891,044	$(415)	$890,629
Cost of revenues	716,249	(336)	715,913

Gross profit	174,795	(79)	174,716

Selling, general and administrative expenses	81,959	(8)	81,951
Operating income	92,695	(71)	92,624
Income tax expense	10,005	(19)	9,986
Net income	41,897	(52)	41,845

	As of September 30, 2018
	As Reported	Adjustments	Previous Standard
Condensed Consolidated Balance Sheet:
Assets:
Accounts receivable, net	$292,968	$(261)	$292,707
Inventories, net	136,765	18,587	155,352
Other current assets	45,934	(21,933)	24,001

Liabilities and Stockholders’ Equity:
Accrued expenses and other liabilities	$109,228	$294	$109,522
Deferred income tax liabilities	165,535	(1,144)	164,391
Accumulated other comprehensive loss	(95,370)	(4)	(95,374)
Retained earnings	428,962	(2,753)	426,209

The following table presents our net revenues disaggregated by region and timing of revenue recognition for the three and six months ended September 30, 2018.

	Three Months Ended September 30, 2018		Six Months Ended September 30, 2018
	Point-in-time	Over-time	Point-in-time	Over-time
North America	$136,651	$58,657	$285,415	$116,722
Europe	168,744	921	349,019	1,974
Asia Pacific and Africa	62,696	1,261	123,528	1,996
South America	5,983	—	12,390	—

Total	$374,074	$60,839	$770,352	$120,692

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

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended				Six Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
		Per Share		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic EPS	20,464	$1.16	17,015	$0.89	20,453	$2.05	16,983	$1.73
Effect of dilutive securities	88	—	162	(0.01)	97	(0.01)	185	(0.02)

Diluted EPS	20,552	$1.16	17,177	$0.88	20,550	$2.04	17,168	$1.71

The Company excluded 310 and 114 options to purchase shares in the three months ended September 30, 2018 and 2017, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 294 and 69 options to purchase shares in the six months ended September 30, 2018 and 2017, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

4.    Inventories

The Company’s inventories consisted of the following:

	September 30, 2018	March 31, 2018
Finished goods	$57,511	$80,845
Work-in-process	18,129	21,156
Raw materials	61,125	65,949

Total inventories, net	$136,765	$167,950

5.    Debt

The components of the Company’s debt consisted of the following:

	September 30, 2018			March 31, 2018
		Unamortized	Debt Less		Unamortized	Debt Less
		Debt Issuance	Unamortized Debt		Debt Issuance	Unamortized Debt
	Principal	Costs	Issuance Costs	Principal	Costs	Issuance Costs
6.125% Senior Notes (1)	$250,000	$(2,810)	$247,190	$250,000	$(3,148)	$246,852
4.875% Senior Notes (1)	600,000	(9,059)	590,941	600,000	(9,699)	590,301
Credit Agreement
Term Loan A Facility (2)	144,375	(3,561)	140,814	148,125	(3,996)	144,129
Term Loan B Facility (3)	496,250	(5,803)	490,447	498,750	(6,280)	492,470
U.S. Revolving Credit Facility (4)	22,000	(4,848)	17,152	56,945	(5,442)	51,503
Australian Revolving Sub-Facility (4)	32,878	(539)	32,339	33,033	(605)	32,428
Capital leases	40,332	—	40,332	36,288	—	36,288
Other subsidiary debt	6,904	—	6,904	4,714	—	4,714

Total debt	1,592,739	(26,620)	1,566,119	1,627,855	(29,170)	1,598,685
Less current portion of debt	(23,773)	—	(23,773)	(20,864)	—	(20,864)

Total long-term debt	$1,568,966	$(26,620)	$1,542,346	$1,606,991	$(29,170)	$1,577,821

(1)	The 6.125% Senior Notes are due on December 1, 2022. The 4.875% Senior Notes are due on November 1, 2025.

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

(4)	Borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility mature on October 31, 2022.

The carrying value of debt under the Credit Agreement approximates fair value. The fair value of the Senior Notes is based on observable inputs, including quoted market prices (Level 2). The fair values of the 4.875% Senior Notes and 6.125% Senior Notes were approximately $561,000 and $256,250, respectively, as of September 30, 2018. The fair values of the 4.875% Senior Notes and 6.125% Senior Notes were approximately $564,000 and $258,750, respectively, as of March 31, 2018.

The following is a schedule of future annual principal payments as of September 30, 2018:

	Debt	Capital Leases	Total
October 2018 - September 2019	$18,985	$4,788	$23,773
October 2019 - September 2020	15,473	4,128	19,601
October 2020 - September 2021	19,205	3,743	22,948
October 2021 - September 2022	25,733	2,879	28,612
October 2022 - September 2023	401,761	2,930	404,691
Thereafter	1,071,250	21,864	1,093,114

Total	$1,552,407	$40,332	$1,592,739

Senior Secured Credit Facility

In conjunction with the Constantia Labels acquisition, effective October 31, 2017 the Company entered into a credit agreement (the “Credit Agreement”) with various lenders. The Credit Agreement replaced the Company’s previous credit agreement and consists of (i) a senior secured first lien term loan A facility (the “Term Loan A Facility”) in an aggregate initial principal amount of $150,000 with a five year maturity, (ii) a senior secured first lien term loan B facility (the “Term Loan B Facility”) in an aggregate initial principal amount of $500,000 with a seven year maturity, and (iii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount up to $400,000, comprised of a $360,000 U.S. revolving credit facility (the “U.S. Revolving Credit Facility“) and a $40,000 U.S. Dollar equivalent Australian sub-facility (the “Australian Revolving Sub-Facility”), each with a five year maturity.

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

The Credit Agreement can be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated secured net leverage ratio.

The weighted average interest rates on the Company’s borrowings are as follows:

	September 30, 2018	March 31, 2018
Term Loan A Facility	4.24%	4.13%
Term Loan B Facility	4.49%	4.13%
U.S. Revolving Credit Facility	4.15%	4.42%
Australian Revolving Sub-Facility	3.93%	4.13%

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

The Credit Agreement, the indenture governing the 4.875% Senior Notes (the “4.875% Senior Notes Indenture”) and the indenture governing the 6.125% Senior Notes (the “6.125% Senior Notes Indenture”) and together with the 4.875% Senior Notes Indenture, (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indentures, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indentures. As of September 30, 2018, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

Available borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility were $332,016 and $7,122, respectively, at September 30, 2018. The Company also has various other uncommitted lines of credit available at September 30, 2018 in the aggregate amount of $22,209.

Subsequent to September 30, 2018, the Company amended its Term Loan B Facility. See Note 16 for additional details.

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

Debt Issuance Costs

In conjunction with the issuance of the Credit Agreement, the Company incurred $16,331 in debt issuance costs, which are being deferred and amortized over the term of the Term A Loan Facility, Term Loan B Facility and Revolving Credit Facility. In conjunction with terminating the Company’s prior credit agreement, $660 in unamortized debt issuance costs related to a debt extinguishment were written-off to interest expense during the three months ended December 31, 2017. The remaining unamortized fees under the prior credit agreement related to a debt modification and are being amortized over the term of the Revolving Credit Facility.

The Company incurred $10,338 in debt issuance costs associated with the issuance of the 4.875% Senior Notes, which are being deferred and amortized over the term of the 4.875% Senior Notes.

The Company recorded $1,275 and $404 in interest expense for the three months ended September 30, 2018 and 2017, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $2,550 and $808 in interest expense for the six months ended September 30, 2018 and 2017, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	September 30, 2018	March 31, 2018
Total minimum lease payments	$49,968	$49,521
Less amount representing interest	(9,636)	(13,233)

Present value of net minimum lease payments	40,332	36,288
Current portion	(4,788)	(4,191)

Capitalized lease obligations, less current portion	$35,544	$32,097

The capitalized leases carry interest rates from 0.97% to 12.25% and mature from fiscal 2019 to fiscal 2032.

6.    Major Customers

During the three months ended September 30, 2018 and 2017, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 10% and 17%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

During the six months ended September 30, 2018 and 2017, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 10% and 17%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

In addition, accounts receivable balances from The Procter & Gamble Company approximated 3% of the Company’s total accounts receivable balance at September 30, 2018 and March 31, 2018. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

7.    Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At September 30, 2018, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2015. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2014. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. As the Company has a March 31 fiscal year-end, a U.S. statutory federal rate of 21% applies to the fiscal year beginning April 1, 2018. The Tax Act eliminates the domestic manufacturing deduction and implements certain transitional impacts to the Company.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company made an estimate at March 31, 2018 on the impact of the Tax Act. During the second quarter ended September 30, 2018 the Company recorded a provisional discrete net tax benefit of $328 related to an adjustment of the estimated net deferred tax benefit due to the rate change.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of September 30, 2018 and March 31, 2018, the Company had liabilities of $5,670 and $7,038, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended September 30, 2018 and 2017, the Company recognized $(1,312) and $117, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. During the six months ended September 30, 2018 and 2017, the Company recognized $(1,174) and $62, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at September 30, 2018 and March 31, 2018 was $1,724 and $2,641, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three and six months ended September 30, 2018, the Company released $3,063 and $3,063, respectively, of reserves, including interest and penalties, related to uncertain tax positions for which the statutes of limitations have lapsed. The Company believes that it is reasonably possible that $1,625 of unrecognized tax benefits as of September 30, 2018 could be released within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign and domestic income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $5,118.

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

In conjunction with entering into the Credit Agreement (see Note 5), the Company entered into two spot non-amortizing Swaps with a total notional amount of $300,000 to convert variable rate debt to fixed rate debt. These Swaps became effective October 2017, expire in

October 2018, and will result in interest payments of 1.5625% plus the applicable margin per the requirements in the Credit Agreement. The Company also entered into two forward starting non-amortizing Swaps with a total notional amount of $300,000 to convert variable rate debt to fixed rate debt. These Swaps will become effective in October 2018, will expire in October 2022, and will result in interest payments of 2.1345% plus the applicable margin per the requirements in the Credit Agreement.

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

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. Dollar value of certain intercompany loan payments, which typically settle in the following quarter. During the six months ended September 30, 2018 and 2017, certain of the Company’s forward contracts were not designated as hedging instruments; therefore, changes in the fair value of the contracts were immediately recognized in other income and expense in the consolidated statements of income.

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

In June 2018, the Company entered into foreign exchange forward contracts to fix the purchase price in U.S. Dollars of foreign currency denominated raw materials. These forward contracts are designated as cash flow hedges with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.

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

Disclosures about Derivative Instruments

All of the Company’s derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. The Company determines the fair values of its derivatives based on valuation models which project future cash flows and discount the future amounts to a present value using market based observable inputs including interest rate curves, foreign currency rates, futures and basis point spreads, as applicable. The fair values of qualifying and non-qualifying instruments used in hedging transactions as of September 30, 2018 are as follows:

		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2018	March 31, 2018
Assets:
Cross currency swaps (Net investment hedges)	Other current assets	$4,808	$4,295
Interest rate swaps (Cash flow hedges)	Other current assets	1,532	920
Foreign exchange forward contracts (Fair value hedges)	Other current assets	—	127
Foreign exchange forward contracts (Cash flow hedges)	Other current assets	5	—
Interest rate swaps (Cash flow hedges)	Other long-term assets	7,779	4,956
Liabilities:
Interest rate swaps (Cash flow hedges)	Other current liabilities	$10	$—
Foreign exchange forward contracts (Fair value hedges)	Other current liabilities	44	190
Foreign exchange forward contracts (Cash flow hedges)	Other current liabilities	536	—
Cross currency swaps (Net investment hedges)	Other long-term liabilities	28,108	50,019

		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2018	March 31, 2018
Assets:
Foreign exchange forward contracts	Other current assets	$187	$—
Liabilities:
Foreign exchange forward contracts	Other current liabilities	$27	$127

The amounts of gains and (losses) recognized in AOCI net of reclassifications into earnings, during the three and six months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
Derivatives Designated as Hedging Instruments	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Cross currency swaps (Net investment hedges) (1)	$821	$(4,556)	$16,463	$(4,556)
Interest rate swaps	1,341	—	2,571	—
Foreign exchange forward contracts	(642)	—	(756)	—

(1)

The net gain of $16,463 recognized in OCI on the cross currency swaps in a net investment hedge as of September 30, 2018 is comprised of an excluded component loss of $(6,105) and an undiscounted spot gain of $28,040, net of tax of $(5,472).

The amounts of gains and (losses) reclassified from AOCI into earnings for the three and six months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
Derivatives Designated as Hedging Instruments	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Cross currency swaps (1)	$2,407	$—	$4,732	$—
Interest rate swaps (2)	394	—	665	—
Foreign exchange forward contracts (2)	(171)	—	(171)	—

(1)	The Company had a $2,407 and $4,732 excluded component gain in AOCI which was recognized into income during the three and six months ended September 30, 2018, respectively.

(2)	During the next 12 months, $989 of net gains included in the September 30, 2018 AOCI balance are expected to be reclassified into interest expense.

The amounts of gains and (losses) included in earnings from qualifying and non-qualifying financial instruments used in hedging transactions for the three and six months ended September 30, 2018 and 2017 are as follows:

		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Statement of Income Location	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Foreign currency contract-Constantia purchase price	Other income (expense), net	$—	$8,822	$—	$8,822
Foreign currency contracts-Other	Other income (expense), net	1,201	(83)	6,233	284
Gain (loss) on underlying hedged items	Other income (expense), net	(263)	100	(5,227)	(275)
Cross currency swaps	Interest expense	246	(5,811)	489	(5,811)

		Three Months Ended		Six Months Ended
Derivatives Designated as Hedging Instruments	Statement of Income Location	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Foreign exchange forward contracts (Fair value hedges)	Other income (expense), net	$32	$—	$198	$—
Gain (loss) on underlying hedged itesm	Other income (expense), net	(32)	—	(198)	—

9.    Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	September 30, 2018	March 31, 2018
Accrued payroll and benefits	$43,988	$45,418
Accrued income taxes	6,844	13,838
Professional fees	1,654	1,965
Accrued taxes other than income taxes	3,647	4,682
Accrued interest	14,027	16,480
Customer rebates	5,065	2,578
Exit and disposal costs related to facility closures	47	457
Deferred payments	9,231	9,735
Deferred revenue	12,133	11,887
Derivative liabilities	617	317
Other	11,975	6,665

Total accrued expenses and other liabilities	$109,228	$114,022

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

The purchase price for Constantia Labels consisted of the following:

Cash from proceeds of borrowings	$1,048,656
MCC common stock issued	237,820
Deferred payments	3,901
Contingent consideration	9,026

Purchase price, before cash acquired	1,299,403
Net cash acquired	(10,118)

Total purchase price	$1,289,285

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

The cash portion of the purchase price was funded through the 4.875% Senior Notes due 2025 and funds from the Credit Agreement (see Note 5). The purchase price included deferred payments with a total fair value of $3,901, estimated as of the acquisition date, of which $807 was paid during the three months ended June 30, 2018 with the remaining to be paid out within 90 days after December 31, 2018, 2019 and 2020. In addition, the purchase price includes future performance based earnouts with a total fair value of $9,026, estimated as of the acquisition date. The future value of the earnouts is dependent upon whether the Verstraete in Mould Labels N.V. (Verstraete) business, which was acquired in conjunction with the Constantia Labels’ acquisition, meets or exceeds certain agreed upon EBITA (earnings before interest, taxes, and amortization) metrics over the three to five year period following the acquisition. The earnouts have a minimum future payout of zero, and the maximum amount of the future payout is based on the amount of EBITA growth achieved relative to calendar 2017. The earnouts may be paid out within 90 days after December 31, 2020, 2021 or 2022. Net cash acquired includes $49,725 of cash acquired less $39,607 of assumed bank debt and capital leases. The Company spent $17,379 in acquisition expenses related to the Constantia Labels acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income as follows: $18 in the third quarter of fiscal 2017, $744 in the first quarter of fiscal 2018, $3,545 in the second quarter of fiscal 2018, $11,299 in the third quarter of fiscal 2018, $632 in the fourth quarter of fiscal 2018, $1,246 in the first quarter of fiscal 2019, and a credit of $(105) in the second quarter of fiscal 2019.

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

Constantia Labels
Assets Acquired:
Net cash acquired	$10,118
Accounts receivable	117,399
Inventories	82,525
Property, plant and equipment	250,943
Intangible assets	432,400
Goodwill	675,707
Other assets	16,945

Total assets acquired	1,586,037

Liabilities Assumed:
Accounts payable	93,335
Accrued income taxes payable	8,014
Accrued expenses and other liabilities	39,651
Deferred tax liabilities	143,334

Total liabilities assumed	284,334

Net assets acquired	1,301,703

Noncontrolling interests	(2,300)

Net assets acquired attributable to Multi-Color Corporation	$1,299,403

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

The fair value of the noncontrolling interests for Constantia Labels was estimated based on market valuations performed by an independent third party using a combination of: (i) an income approach based on expected future discounted cash flows; and (ii) an asset approach. During the second quarter of fiscal 2019, the Company increased its valuation of the noncontrolling interests for Constantia Labels by $1,200.

During the second quarter of fiscal 2019, goodwill decreased by $31,917 related to measurement period adjustments for the Constantia Labels acquisition. The measurement period adjustments primarily consisted of increases of $34,222, $22,400, $14,807 and $5,997 to the valuation of property, plant and equipment, intangible assets, deferred tax liabilities and capital leases, respectively.

During the second quarter of fiscal 2019, a $(5,769) credit to depreciation expense and $1,456 of amortization expense were recognized that would have been recognized in previous periods if the adjustments to provisional amounts were recognized as of the Constantia Labels acquisition date of October 31, 2017. We recognized income of $(1,594), $(1,550) and $(1,169) that would have been recognized in the third quarter of fiscal 2018, fourth quarter of fiscal 2018 and first quarter of fiscal 2019, respectively, if the adjustments to provisional amounts were recognized as of the acquisition date.

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

The estimated fair value of identifiable intangible assets acquired and their estimated useful lives are as follows:

	Constantia Labels
	Fair Value	Useful Lives
Customer relationships	$407,300	19 years
Technology	20,700	4 years
Trade name	4,400	4 years

Total identifiable intangible assets	$432,400

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

The accounts receivable acquired as part of the Constantia Labels acquisition had a fair value of $117,399 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $119,883 and the estimated contractual cash flows that are not expected to be collected are $2,484.

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three and six months ended September 30, 2017 as if Constantia Labels had been acquired as of the beginning of fiscal year 2018. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

	Three Months Ended	Six Months Ended
	September 30, 2017	September 30, 2017
Net revenues	$435,146	$857,913
Net income attributable to Multi-Color	17,759	39,739
Diluted earnings per share	0.86	1.93

The following is a reconciliation of actual net revenues and net income attributable to Multi-Color Corporation to unaudited pro forma net revenues and net income:

	Three Months Ended		Six Months Ended
	September 30, 2017		September 30, 2017
	Net revenues	Net income attributable to Multi-Color	Net revenues	Net income attributable to Multi-Color
Multi-Color Corporation actual results	$256,034	$15,190	$498,474	$29,296
Constantia Labels actual results (1)	179,112	8,058	359,439	23,941
Pro forma adjustments	—	(5,489)	—	(13,498)

Pro forma results	$435,146	$17,759	$857,913	$39,739

(1)	Constantia Labels actual results include the six months pre-acquisition in fiscal 2018.

The following table identifies the unaudited pro forma adjustments:

	Three Months Ended	Six Months Ended
	September 30, 2017	September 30, 2017
Constantia Labels financing costs	$4,261	$8,454
Acquisition transaction costs	3,545	4,289
Incremental depreciation and amortization costs	(3,381)	(7,469)
Incremental interest costs	(12,380)	(24,836)
Tax effect of adjustments	2,466	6,064

Pro forma adjustments	$(5,489)	$(13,498)

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

The determination of the final purchase price allocation to specific assets acquired and liabilities assumed is incomplete for TP Label. The purchase price allocations may change in future periods as the fair value estimates of assets and liabilities (including, but not limited to, accounts receivable, inventory, property, plant and equipment, intangibles and debt) and the valuation of the related tax assets and liabilities are completed.

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

On July 1, 2016, the Company acquired 100% of Italstereo Resin Labels S.r.l. (Italstereo) for $3,342 less net cash acquired of $181. The purchase price included a deferred payment of $201 that was paid in the three months ended September 30, 2017 and a deferred payment of $133 that was paid in the three months ended September 30, 2018. Italstereo is located near Lucca, Italy and specializes in producing pressure sensitive adhesive resin coated labels, seals and emblems.

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

11.    Accumulated Other Comprehensive Loss

The changes in the Company’s accumulated other comprehensive loss by component consisted of the following:

	Foreign	Gains and (losses)	Defined benefit
	currency	on derivative	pension
	items	contracts	items	Total
Balance at March 31, 2018	$6,335	$(25,408)	$(168)	$(19,241)
OCI before reclassifications	(92,657)	22,157	—	(70,500)
Amounts reclassified from AOCI	—	(3,879)	—	(3,879)

Net current period OCI	(92,657)	18,278	—	(74,379)
ASU 2018-02 reclassification of stranded tax effects	(244)	(1,506)		(1,750)

Balance at September 30, 2018	$(86,566)	$(8,636)	$(168)	$(95,370)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended	Six Months Ended
	September 30, 2018	September 30, 2018
Cross currency swaps (1)	$(2,407)	$(4,732)
Interest rate swaps (1)	(394)	(665)
Foreign exchange forward contracts (2)	171	171
Tax	699	1,347

Net of tax	$(1,931)	$(3,879)

(1)	Reclassified from AOCI into interest expense in the condensed consolidated statements of income. See Note 8.

(2)	Reclassified from AOCI into cost of revenues in the condensed consolidated statements of income. See Note 8.

12. Goodwill and Intangible Assets

The changes in the Company’s goodwill consisted of the following:

Balance at March 31, 2018:
Goodwill, gross	$1,210,179
Accumulated impairment losses	(13,545)

Goodwill, net	1,196,634
Activity during the year:
Adjustments to prior year acquisitions	(32,333)
Currency translation	(65,516)
Balance at September 30, 2018:
Goodwill, gross	1,111,217
Accumulated impairment losses	(12,432)

Goodwill, net	$1,098,785

The Company’s intangible assets consisted of the following:

	September 30, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$657,212	$(103,734)	$553,478	$648,273	$(87,560)	$560,713
Technologies	22,254	(6,175)	16,079	21,721	(3,586)	18,135
Trademarks	4,521	(1,138)	3,383	99	(66)	33
Non-compete agreements	3,836	(2,729)	1,107	3,880	(2,528)	1,352

Total	$687,823	$(113,776)	$574,047	$673,973	$(93,740)	$580,233

The amortization expense of intangible assets for the three months ended September 30, 2018 and 2017 was $12,253 and $3,831, respectively. The amortization expense of intangible assets for the six months ended September 30, 2018 and 2017 was $22,663 and $7,435, respectively.

13. Facility Closures

Merignac, France

During the three months ended September 30, 2017, the Company announced plans to consolidate our manufacturing facility located in Merignac, France into our existing facility in Libourne, France. The transition was substantially completed in the third quarter of fiscal 2018.

Below is a summary of the total contractual termination benefits and exit and disposal costs related to the closure of the Merignac facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of September 30, 2018
		Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Severance and other termination benefits	$703	$—	$—	$703
Other associated costs	500-750	66	93	440

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved to other manufacturing facilities, and ongoing costs related to the leased facility until expiration or early termination of the related lease agreement.

Below is a reconciliation of the beginning and ending liability balances related to the contractual termination benefits and exit and disposal costs:

	Balance at March 31, 2018	Amounts Expensed	Amounts Paid	Balance at September 30, 2018
Severance and other termination benefits	$457	—	(410)	$47
Other associated costs	—	93	(93)	—

During the three months ended September 30, 2018, the Company recorded a non-cash loss on the disposal of property, plant and equipment of $48 related to assets that were not transferred from Merignac to Libourne and were sold or abandoned.

The cumulative costs incurred in conjunction with the closure as of September 30, 2018 are $1,256, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal and fixed asset disposal costs above as well as $125 in non-cash impairment charges and $42 in net loss on the sale related to property, plant and equipment at the Merignac facility, which were recorded in facility closure expenses during the three months ended March 31, 2018. In addition, the Company reversed $102 in accrued pension related to employees that were terminated in conjunction with the closure, which were recorded to facility closure expenses during the three months ended March 31, 2018.

Dormans, France

During the three months ended June 30, 2017, the Company announced plans to close our manufacturing facility located in Dormans, France. Production at the facility ceased during the first quarter of fiscal 2018.

Below is a summary of the exit and disposal costs related to the closure of the Dormans facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of September 30, 2018
		Three Months Ended September 30, 2017	Six Months Ended September 30, 2017
Severance and other termination benefits	$106	$72	$106	$106
Other associated costs	23	23	23	23

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved to other manufacturing facilities.

The cumulative costs incurred in conjunction with the closure as of September 30, 2018 are $260, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs above as well as non-cash impairment charges of $25 related to the land and building that was previously held for sale at the Dormans facility, which was recorded in facility closure expenses during the three months ended December 31, 2017. In addition, the Company recorded a net loss on the disposal of property, plant and equipment of $59 related to assets in Dormans that were not transferred to other facilities and were sold or abandoned and wrote-off $47 in raw materials that were not transferred to other facilities during the three months ended March 31, 2018.

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

15. Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash operating, investing and financing activities are as follows:

	Six Months Ended
	September 30, 2018	September 30, 2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$42,332	$12,027
Income taxes paid, net of refunds	15,733	17,413
Supplemental Disclosures of Non-Cash Activities:
Capital expenditures incurred but not yet paid	$5,095	$2,354
Capital lease obligations incurred	1,771	—
Change in derivative contract fair value - asset position	4,013	13,473
Change in derivative contract fair value - liability position	21,611	(17,876)
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$22,244	$40,425
Liabilities assumed	(21,044)	(19,042)
Noncontrolling interests	(1,200)	—

Net cash paid	$—	$21,383

16. Subsequent Events

On October 16, 2018, the Company amended the terms of its $496,250 Term Loan B Facility provided pursuant to the terms and conditions of its Credit Agreement to lower the applicable margin payable on LIBOR indexed loans thereunder from 225 bps to 200 bps. The reduction of the applicable margin on the Term Loan B Facility is expected to result in an annual interest savings of $1,200 over the remaining life of the Term Loan B Facility. The maturity date for the Term Loan B Facility remains October 31, 2024 and all other material provisions of the Credit Agreement remain unchanged. The Company paid $650 in arrangement fees in conjunction with the amendment.

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

Executive Overview

We are a leader in global label solutions supporting a number of the world’s most prominent brands including leading producers of home & personal care, wine & spirits, food & beverage, healthcare and specialty consumer products. MCC serves national and international brand owners in the North, Central, and South America, Europe, Africa, China, Southeast Asia, Australia and New Zealand with a comprehensive range of the latest label technologies in Pressure Sensitive, Cut and Stack, In-Mold, Shrink Sleeve, Heat Transfer, Roll Fed, and Aluminum Labels.

The softer revenues from some of our major customers, particularly in North America, is expected to continue in the remainder of fiscal 2019 and increase in fiscal 2020 resulting primarily from downward pressure on pricing. We will continue to focus on organic growth and internal improvement opportunities in an effort to offset this softness.

Results of Operations

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017:

Net Revenues

			$	%
	2018	2017	Change	Change
Net revenues	$434,913	$256,034	$178,879	70%

Net revenues increased 70% to $434,913 compared to $256,034 in the prior year quarter. Acquisitions occurring after the beginning of the second quarter of fiscal 2018 accounted for a 70% increase in revenues. Organic revenues increased 2% led by strong organic growth in developing markets offset by lower growth in developed markets, primarily in North America, which experienced softer volumes in the second half of the quarter. Foreign exchange led to a 2% decrease in revenues primarily driven by depreciation of the Australian dollar and Latin American currencies quarter over quarter.

Cost of Revenues and Gross Profit

			$	%
	2018	2017	Change	Change
Cost of revenues	$348,128	$204,260	$143,868	70%
% of Net revenues	80.0%	79.8%
Gross profit	$86,785	$51,774	$35,011	68%
% of Net revenues	20.0%	20.2%

Cost of revenues increased 70% or $143,868 compared to the prior year quarter. Acquisitions occurring after the beginning of the second quarter of fiscal 2018 contributed 71% or $144,006 to cost of revenues, benefitting from lower depreciation in relation to purchase accounting valuations for the fixed assets of Constantia Labels. Organic revenue growth increased cost of revenues by 2% or $3,503. The remaining decrease of $3,641 related to the unfavorable effects of foreign exchange.

Gross profit increased 68% or $35,011 compared to the prior year quarter. Acquisitions occurring after the beginning of the second quarter of fiscal 2018 contributed 68% or $34,998 to gross profit. Organic gross profit increased 1% or $675, net of start-up costs of $765 incurred in relation to a new In-Mold label facility in the United States. Unfavorable foreign exchange decreased gross profit by 1% or $662. Gross margins were 20% of net revenues for the current and prior year quarters.

Selling, General and Administrative Expenses and Facility Closure Expenses

	2018	2017	$ Change	% Change
Selling, general and administrative expenses	$39,191	$25,200	$13,991	56%
% of Net revenues	9.0%	9.8%
Facility closure expenses	$114	$95	$19	20%
% of Net revenues	0.0%	0.0%

Selling, general and administrative expenses increased 56% or $13,991 compared to the prior year quarter. Acquisitions occurring after the beginning of the second quarter of fiscal 2018 contributed 60% or $15,045, including acquisition and integration expenses of $1,111. In the current year quarter, the Company incurred an additional $1,143 of acquisition and integration expenses, for a total of $2,254, compared to $4,087 in the prior year quarter. Favorable foreign exchange was $276 and the remaining increase of $2,166 primarily related to compensation costs and professional fees.

Facility closure expenses were $114 in the current year quarter compared to $95 in the prior year quarter.

Interest Expense and Other Income, Net

	2018	2017	$ Change	% Change
Interest expense	$18,690	$6,669	$12,021	180%
Other expense (income), net	$1,860	$(2,676)	$4,536	(170%)

Interest expense increased 180% or $12,021 compared to the prior year quarter primarily due to the increase in debt borrowings to finance the Constantia Labels acquisition.

Other expense was $1,860 in the current year quarter primarily related to the release of a foreign indemnification receivable of $3,063 for which an offsetting tax liability was also relieved reducing the current year tax rate. The balance related to net foreign currency gains. Other income in the prior year quarter was primarily related to the unrealized gain of $8,822 on a forward contract to fix the exchange rate between the U.S. Dollar and the Euro for the Constantia Labels acquisition and non-cash charges related to acquisition-related cross-currency swaps of $5,811. Additionally, the Company sold the Southeast Asian Durables business for a loss of $512 during the prior year quarter. The remaining change in other income in the prior year primarily related to gains and losses on foreign exchange.

Income Tax Expense

	2018	2017	$ Change	% Change
Income tax expense	$3,125	$7,296	$(4,171)	(57%)

Income tax expense decreased 57% or $4,171 in the current year quarter compared to the prior year quarter primarily due to the release of a tax liability related to a foreign indemnification receivable related to previous acquisitions for $3,063 in the current year quarter for which there was an offsetting impact in other expense. The effective tax rate was 12% for the current year quarter compared to 32% in the prior year quarter primarily due to the release of a tax liability related to a foreign indemnification receivable.

Six Months Ended September 30, 2018 compared to the Six Months Ended September 30, 2017:

Net Revenues

	2018	2017	$ Change	% Change
Net revenues	$891,044	$498,474	$392,570	79%

Net revenues increased 79% to $891,044 compared to $498,474 in the six months ended September 30, 2017. Acquisitions occurring after the beginning of fiscal 2018 accounted for a 75% increase in revenues, net of divestitures. Organic revenue increased 4% and was broadly based across geographies and markets.

Cost of Revenues and Gross Profit

	2018	2017	$ Change	% Change
Cost of revenues	$716,249	$397,243	$319,006	80%
% of Net revenues	80.4%	79.7%
Gross profit	$174,795	$101,231	$73,564	73%
% of Net revenues	19.6%	20.3%

Cost of revenues increased 80% or $319,006 compared to the six months ended September 30, 2017. Acquisitions occurring after the beginning of fiscal 2018, net of divestitures contributed 77% or $306,429 to cost of revenues. Organic revenue growth increased cost of revenues by 3% or $12,382, and the unfavorable impact of foreign exchange rates contributed $195.

Gross profit increased 73% or $73,564 compared to the six months ended September 30, 2017. Acquisitions occurring after the beginning of fiscal 2018 contributed 65% or $65,315 to gross profit, net of divestitures. Organic gross profit increased 8% or $7,939. The remaining increase of $310 related to the favorable effects of foreign exchange. Gross margins were 19.6% of net revenues for the six months ended September 30, 2018 compared to 20.3% in the six months ended September 30, 2017.

Selling, General and Administrative Expenses and Facility Closure Expenses

	2018	2017	$ Change	% Change
Selling, general and administrative expenses	$81,959	$48,789	$33,170	68%
% of Net revenues	9.2%	9.8%
Facility closure expenses	$141	$129	$12	9%
% of Net revenues	0.0%	0.0%

Selling, general and administrative expenses increased 68% or $33,170 compared to the six months ended September 30, 2017. Acquisitions occurring after the beginning of fiscal 2018 contributed $30,175, net of divestitures, including acquisition and integration expenses of $2,827. Foreign exchange increased selling, general and administrative expenses by $162. In the six months ended September 30, 2018, the Company incurred an additional $3,647 of acquisition and integration expenses, for a total of $6,474, primarily in relation to Constantia Labels, compared to $4,993 in the six months ended September 30, 2017. The remaining increase of $4,179 primarily related to professional fees and compensation expenses.

Facility closure expenses were $141 in the six months ended September 30, 2018 compared to $129 in the six months ended September 30, 2017. The current period expenses primarily related to the closure of our manufacturing facility in Merignac, France. Expenses in the prior year period related to closure of our manufacturing facility in Dormans, France.

Interest Expense and Other Income, Net

	2018	2017	$ Change	% Change
Interest expense	$37,889	$13,004	$24,885	191%
Other expense (income), net	$2,904	$(1,477)	$4,381	(297%)

Interest expense increased $24,885 compared to the six months ended September 30, 2017 primarily due to the increase in debt borrowings to finance the Constantia Labels acquisition.

Other expense was $2,904 in the six months ended September 30, 2018 compared to income of $1,477 in the six months ended September 30, 2017. Other expense included the release of foreign indemnification receivables of $3,063 in the current year and $1,124 in the prior year for which offsetting tax liabilities were relieved reducing the current and prior year tax rates. Other income in the prior year quarter included the unrealized gain of $8,822 on a forward contract to fix the exchange rate between the U.S. Dollar and the Euro for the Constantia Labels acquisition and non-cash charges related to acquisition-related cross-currency swaps of $5,811. Additionally, the

Company sold the Southeast Asian Durables business for a loss of $512 during the prior year. The remaining change in other income in the prior year primarily related to gains and losses on foreign exchange.

Income Tax Expense

	2018	2017	$ Change	% Change
Income tax expense	$10,005	$11,454	$(1,449)	(13%)

Income tax expense decreased 13% or $1,449 in the current year compared to the prior year primarily due to the release of tax liabilities related to foreign indemnification receivables related to previous acquisitions for $3,063 in the current year and $1,124 in the prior year for which there were offsetting impacts in other expense.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the six months ended September 30, 2018, net cash provided by operating activities was $106,237 compared to $44,214 in the same period of the prior year. Net income adjusted for non-cash expenses consisting primarily of depreciation and amortization was $95,082 in the current year compared to $56,827 in the same period of the prior year. Our source of operating assets and liabilities of $11,155 in the current year increased from a use of $12,613 in the prior year.

Through the six months ended September 30, 2018, net cash used in investing activities was $52,351 compared to $43,772 in the same period of the prior year. Capital expenditures, primarily funded by cash flows from operations totaled $53,941 in the current year compared to $26,262 in the same period of the prior year. Proceeds from the sale of property, plant and equipment totaled $1,590 in the current year compared to $253 in the same period of the prior year. Net cash used in acquisitions totaled $21,383 in the prior year period. The Company received net cash proceeds of $3,620 from the sale of its Southeast Asian durables business in the prior year period.

Through the six months ended September 30, 2018, net cash used in financing activities was $40,906, which included $38,758 of net debt payments and dividends paid of $2,048, offset by $1,004 of proceeds from the issuance of common stock. Cash used in financing activities also included $1,104 related to deferred payments for the Constantia Labels and Italstereo acquisitions.

Through the six months ended September 30, 2017, net cash provided by financing activities was $8,312, which included $9,699 of net debt borrowings and dividends paid of $1,977, offset by $2,432 of proceeds from the issuance of common stock. Dividends paid included $1,698 to shareholders of Multi-Color Corporation and $279 to the minority shareholders of the Southeast Asian durables business. Cash used in financing activities also included $206 related to deferred payments for the Italstereo acquisition and $1,636 in debt issuance costs.

Capital Resources

In conjunction with the Constantia Labels acquisition, effective October 31, 2017 the Company entered into a credit agreement (the “Credit Agreement”) with various lenders. The Credit Agreement replaced the Company’s previous credit agreement and consists of (i) a senior secured first lien term loan A facility (the “Term Loan A Facility”) in an aggregate initial principal amount of $150,000 with a five year maturity, (ii) a senior secured first lien term loan B facility (the “Term Loan B Facility”) in an aggregate principal amount of $500,000 with a seven year maturity, and (iii) a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount up to $400,000, comprised of a $360,000 U.S. revolving credit facility (the “U.S. Revolving Credit Facility“) and a $40,000 U.S. Dollar equivalent Australian sub-facility (the “Australian Revolving Sub-Facility”), each with a five year maturity.

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

The Credit Agreement can be used for working capital, capital expenditures and other corporate purposes and to fund permitted acquisitions (as defined in the Credit Agreement). Loans under the Credit Agreement bear interest at variable rates plus a margin, based on the Company’s consolidated secured net leverage ratio.

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

The Credit Agreement, the indenture governing the 4.875% Senior Notes (the “4.875% Senior Notes Indenture”) and the indenture governing the 6.125% Senior Notes (the “6.125% Senior Notes Indenture”) and together with the 4.875% Senior Notes Indenture, (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indentures, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indentures. As of September 30, 2018, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

Available borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility were $332,016 and $7,122, respectively, at September 30, 2018. The Company also has various other uncommitted lines of credit available at September 30, 2018 in the aggregate amount of $22,209.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2018:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$1,552,407	$18,985	$15,473	$19,205	$25,733	$401,761	$1,071,250
Capital leases	40,332	4,788	4,128	3,743	2,879	2,930	21,864
Interest on long-term debt (1)	425,110	77,276	75,045	73,790	72,471	52,639	73,889
Rent due under operating leases	95,973	22,811	19,137	16,623	14,421	8,155	14,826
Unconditional purchase obligations	24,674	24,083	496	88	7	—	—
Pension obligations	382	9	15	22	29	37	270
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Contingent liability acquired	1,348	—	—	1,348	—	—	—
Deferred purchase price	23,260	9,333	1,161	4,874	1,161	6,731	—

Total contractual obligations	$2,163,486	$157,285	$115,455	$119,693	$116,701	$472,253	$1,182,099

(1)	Interest on floating rate debt was estimated using projected forward London Interbank Offered Rate (LIBOR) and Bank Bill Swap Bid Rates (BBSY) as of September 30, 2018.

(2)	The table excludes $5,670 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

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

The Company has no material changes to the market risk disclosures made in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

Item 6.	Exhibits

10.1	Amended and Restated 2012 Stock Incentive Plan effective August 8, 2018

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: November 9, 2018	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial Officer,
Secretary