Form 10-Q
period 2018-12-31
MULTI COLOR Corp
filed 2019-02-11
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Common shares, no par value – 20,517,424 (as of January 31, 2019)

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

Statements concerning expected financial performance, on-going business prospects or strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance or business prospects are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation: factors discussed in conjunction with a forward-looking statement; risks and uncertainties regarding the potential timing, benefits and outcome of the Board’s strategic evaluation process and risks and uncertainties associated with any potential strategic transaction; changes in global economic and business conditions; changes in business strategies or plans; raw material cost pressures; availability of raw materials; availability to pass raw material cost increases to our customers; interruption of business operations; changes in, or the failure to comply with, government regulations, legal proceedings and developments, including, but not limited to, tax law changes; acceptance of new product offerings, services and technologies; new developments in packaging; our ability to effectively manage our growth and execute our long-term strategy; our ability to manage foreign operations and the risks involved with them, including compliance with applicable anti-corruption laws; currency exchange rate fluctuations; tariffs and tradewars; our ability to manage global political uncertainty; terrorism and political unrest; increases in general interest rate levels and credit market volatility affecting our interest costs; competition within our industry; our ability to consummate and successfully integrate acquisitions; our ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; risk that some of our goodwill may be or later become impaired; the success and financial condition of our significant customers; our ability to maintain our relationships, arrangements and agreements with our significant customers on terms and conditions consistent with historical terms and conditions, including, without limitation, with respect to amounts of sales, pricing and margins; dependence on certain significant customers; dependence on information technology; our ability to market new products; our ability to maintain an effective system of internal control; ongoing claims, lawsuits and governmental proceedings, including environmental proceedings; availability, terms and developments of capital and credit; dependence on key personnel; quality of management; our ability to protect our intellectual property and the potential for intellectual property litigation; employee benefit costs; and risk associated with significant leverage. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition to the factors described in this paragraph and Part II, Item 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2018 contains a list and description of uncertainties, risks and other matters that may affect the Company.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net revenues	$397,004	$352,699	$1,288,048	$851,173
Cost of revenues	331,623	295,397	1,047,872	692,640

Gross profit	65,381	57,302	240,176	158,533
Selling, general and administrative expenses	36,615	41,519	118,574	90,308
Facility closure expenses	60	761	201	890

Operating income	28,706	15,022	121,401	67,335
Interest expense	18,972	21,624	56,861	34,628
Other (income) expense, net	(508)	9,702	2,396	8,225

Income (loss) before income taxes	10,242	(16,304)	62,144	24,482
Income tax expense (benefit)	(1,233)	(36,815)	8,772	(25,361)

Net income	11,475	20,511	53,372	49,843
Less: Net income (loss) attributable to noncontrolling interests	189	(21)	192	15

Net income attributable to Multi-Color Corporation	$11,286	$20,532	$53,180	$49,828

Weighted average shares and equivalents outstanding:
Basic	20,489	19,319	20,461	17,765
Diluted	20,550	19,446	20,546	17,914

Basic earnings per common share	$0.55	$1.06	$2.60	$2.80
Diluted earnings per common share	$0.55	$1.06	$2.59	$2.78
Dividends per common share	$0.05	$0.05	$0.15	$0.15

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net income	$11,475	$20,511	$53,372	$49,843
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (1)	(22,947)	31,213	(117,244)	61,227
Unrealized gain (loss) on derivative contracts, net of tax (2)	5,714	(8,452)	23,992	(13,008)

Total other comprehensive income (loss)	(17,233)	22,761	(93,252)	48,219

Comprehensive income (loss)	(5,758)	43,272	(39,880)	98,062
Less: Comprehensive income (loss) attributable to noncontrolling interests	217	1,314	(1,420)	1,284

Comprehensive income (loss) attributable to Multi-Color Corporation	$(5,975)	$41,958	$(38,460)	$96,778

(1)

The amounts for the three months ended December 31, 2018 and 2017 include tax impacts of $378 and $(33), respectively, related to the settlement of foreign currency denominated intercompany loans. The amounts for the nine months ended December 31, 2018 and 2017 include tax impacts of $3,251 and $(485), respectively, related to the settlement of foreign currency denominated intercompany loans.

(2)

Amounts are net of tax of $(1,666) and $4,097 for the three months ended December 31, 2018 and 2017, respectively, and $(7,992) and $6,955 for the nine months ended December 31, 2018 and 2017, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$51,750	$67,708
Accounts receivable, net of allowance of $3,005 and $2,704 at December 31, 2018 and March 31, 2018, respectively	260,234	306,542
Other receivables	25,847	16,589
Inventories, net	141,819	167,950
Prepaid expenses	25,899	24,926
Other current assets	44,059	17,468

Total current assets	549,608	601,183
Property, plant and equipment, net of accumulated depreciation of $268,876 and $235,980 at December 31, 2018 and March 31, 2018, respectively	532,788	510,002
Goodwill	1,088,006	1,196,634
Intangible assets, net	556,069	580,233
Other non-current assets	8,785	12,097
Deferred income tax assets	2,529	2,827

Total assets	$2,737,785	$2,902,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22,112	$20,864
Accounts payable	178,536	192,341
Accrued expenses and other liabilities	84,477	114,022

Total current liabilities	285,125	327,227
Long-term debt	1,521,307	1,577,821
Deferred income tax liabilities	160,291	149,950
Other liabilities	46,275	87,605

Total liabilities	2,012,998	2,142,603
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 40,000 shares authorized, 20,826 and 20,753 shares issued at December 31, 2018 and March 31, 2018, respectively	1,407	1,403
Paid-in capital	405,900	402,252
Treasury stock, 309 and 307 shares at cost at December 31, 2018 and March 31, 2018, respectively	(11,701)	(11,528)
Retained earnings	439,216	384,671
Accumulated other comprehensive loss	(112,631)	(19,241)

Total stockholders’ equity attributable to Multi-Color Corporation	722,191	757,557
Noncontrolling interests	2,596	2,816

Total stockholders’ equity	724,787	760,373

Total liabilities and stockholders’ equity	$2,737,785	$2,902,976

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

						Accumulated Other Comprehensive Loss
	Common Stock
	Shares Issued	Amount	Paid-In Capital	Treasury Stock	Retained Earnings		Noncontrolling Interests	Total
March 31, 2018	20,753	$1,403	$402,252	$(11,528)	$384,671	$(19,241)	$2,816	$760,373
Net income	—	—	—	—	53,180	—	192	53,372
Topic 606 transition adjustment	—	—	—	—	2,701	—	—	2,701
ASU 2018-02 reclassification of stranded tax effects	—	—	—	—	1,750	(1,750)	—	—
Other comprehensive income	—	—	—	—	—	(91,640)	(1,612)	(93,252)
Constantia Labels acquisition	—	—	—	—	—	—	1,200	1,200
Issuance of common stock	42	4	1,169	—	—	—	—	1,173
Restricted stock grant	19	—	—	—	—	—	—	—
Conversion of restricted share units	12	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,479	—	—	—	—	2,479
Shares acquired under employee plans	—	—	—	(173)	—	—	—	(173)
Common stock dividends	—	—	—	—	(3,086)	—	—	(3,086)

December 31, 2018	20,826	$1,407	$405,900	$(11,701)	$439,216	$(112,631)	$2,596	$724,787

See accompanying Notes to Condensed Consolidated Financial Statements.

MULTI-COLOR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,372	$49,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,464	30,723
Amortization of intangible assets	33,013	15,559
Loss on sale of Southeast Asian durables business	—	512
Loss on write-off of deferred financing fees	186	660
Amortization of deferred financing costs	3,817	1,898
Net (gain)/loss on disposal of property, plant and equipment	(105)	995
Net (gain)/loss on derivative contracts	(735)	4,258
Stock-based compensation expense	2,479	2,541
Deferred income taxes, net	(8,527)	(30,793)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	35,490	7,680
Inventories	(5,881)	5,317
Prepaid expenses and other assets	(15,234)	(14,213)
Accounts payable	3,720	(15,902)
Accrued expenses and other liabilities	(19,070)	(17,341)

Net cash provided by operating activities	126,989	41,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(68,273)	(44,126)
Investment in acquisitions, net of cash acquired	—	(1,033,981)
Net proceeds from sale of Southeast Asian durables business	—	3,620
Proceeds from sale of property, plant and equipment	2,994	566

Net cash used in investing activities	(65,279)	(1,073,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	294,103	386,110
Payments under revolving lines of credit	(346,337)	(520,495)
Borrowings of long-term debt	—	1,250,000
Repayment of long-term debt	(13,117)	(4,560)
Payment of acquisition related deferred payments	(3,265)	(899)
Proceeds from issuance of common stock	1,004	2,495
Debt issuance costs	(10)	(26,628)
Dividends paid	(3,081)	(3,000)

Net cash (used in)/provided by financing activities	(70,703)	1,083,023

Effect of foreign exchange rate changes on cash	(6,965)	3,446

Net (decrease)/increase in cash and cash equivalents	(15,958)	54,285
Cash and cash equivalents, beginning of period	67,708	25,229

Cash and cash equivalents, end of period	$51,750	$79,514

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires that lessees recognize almost all leases on the balance sheet as right-of-use assets and lease liabilities. For income statement purposes, leases will be classified as either finance leases or operating leases. The Company is making progress with its preparation for the adoption and implementation of the standard, including assessing the completeness of our lease agreements, evaluating practical expedients and accounting policy elections, and software implementation. This update is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2019.

In March 2018, the FASB approved an alternative transition method for adoption of ASU 2016-02, “Leases”, which eliminates the requirement to restate prior period financial statements and requires the cumulative effect of the retrospective allocation to be recorded as an adjustment to the opening balance of retained earnings at the date of adoption. The Company plans to elect this transition method, and as a result, we will not adjust our comparative period financial information or make the new required lease disclosures for periods before the effective date. We believe that the adoption of this new standard will result in a significant increase in lease-related assets and liabilities on our consolidated balance sheet. The Company is currently accumulating its lease data in order to evaluate the impact on the consolidated statement of income. As the impact of this standard is non-cash in nature, we do not anticipate its adoption having an impact on the Company’s consolidated statement of cash flows.

No other new accounting pronouncement issued or effective during the nine months ended December 31, 2018 had or is expected to have a material impact on the condensed consolidated financial statements.

Supply Chain Financing

The Company has entered into supply chain financing agreements with certain customers and factoring arrangements with certain banks. The receivables for the agreements are sold without recourse to the customers’ banks and are accounted for as sales of accounts receivable. Losses on the sale of these receivables are included in selling, general and administrative expenses in the condensed consolidated statements of income. Losses of $510 and $251 were recorded for the three months ended December 31, 2018 and 2017, respectively, and losses of $1,504 and $716 were recorded for the nine months ended December 31, 2018 and 2017, respectively.

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

The Company also has bill and hold arrangements with certain customers. For these arrangements, control over the product is transferred when the product is ready for physical transfer to the customer, as we have a present right to payment, the customer can direct the use of the product (i.e., request shipment to its facility), and legal title has passed to the customer. Revenue is recognized at the time the product is produced and we have transferred control to the customer.

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

MCC records contract assets when revenue is recognized but we have not yet invoiced the customer. This occurs when costs are incurred for the production of labels for over-time customers but the associated revenues have not been billed to the customer or when prepress costs related to fulfillment and completion of labels are incurred but the associated revenues for those labels have not been billed to the customer. Contract liabilities are recorded for expected shipping and handling charges for revenue recognized from over-time customers, billings to customers for prepress items to be utilized in the fulfilment and completion of labels that have not yet been fully utilized in the production process, and arrangements where MCC has billed the customer but has not yet shipped the labels and the transaction does not meet the criteria for bill and hold revenue recognition.

	Balance sheet location	December 31, 2018	April 1, 2018
Contract assets	Other current assets	$29,966	$31,001
Contract liabilities	Accrued expenses and other liabilities	(11,799)	(11,750)

Net contract assets and liabilities		$18,167	$19,251

MCC recognized revenues of $178 and $9,440 during the three and nine months ended December 31, 2018, respectively, that were included in contract liabilities as of March 31, 2018.

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

The following table summarizes the December 31, 2018 condensed consolidated statement of income and condensed consolidated balance sheet as if ASU 2014-09 had not been adopted and the adjustment required upon adoption of ASU 2014-09.

	Three Months Ended December 31, 2018
	As Reported	Adjustments	Previous Standard
Condensed Consolidated Statement of Income:
Net revenues	$397,004	$4,238	$401,242
Cost of revenues	331,623	3,433	335,056

Gross profit	65,381	805	66,186

Selling, general and administrative expenses	36,615	84	36,699
Operating income	28,706	721	29,427
Income tax benefit	(1,233)	164	(1,069)
Net income	11,475	557	12,032

	Nine Months Ended December 31, 2018
	As Reported	Adjustments	Previous Standard
Condensed Consolidated Statement of Income:
Net revenues	$1,288,048	$3,823	$1,291,871
Cost of revenues	1,047,872	3,097	1,050,969

Gross profit	240,176	726	240,902

Selling, general and administrative expenses	118,574	76	118,650
Operating income	121,401	650	122,051
Income tax expense	8,772	145	8,917
Net income	53,372	505	53,877

	As of December 31, 2018
	As Reported	Adjustments	Previous Standard
Condensed Consolidated Balance Sheet:
Assets:
Accounts receivable, net	$260,234	$(263)	$259,971
Inventories, net	141,819	15,197	157,016
Other current assets	44,059	(17,980)	26,079

Liabilities and Stockholders’ Equity:
Accrued expenses and other liabilities	$84,477	$143	$84,620
Deferred income tax liabilities	160,291	(980)	159,311
Accumulated other comprehensive loss	(112,631)	(13)	(112,644)
Retained earnings	439,216	(2,196)	437,020

The following table presents our net revenues disaggregated by region and timing of revenue recognition for the three and nine months ended December 31, 2018.

	Three Months Ended December 31, 2018		Nine Months Ended December 31, 2018
	Point-in-time	Over-time	Point-in-time	Over-time
North America	$117,811	$56,532	$403,224	$173,256
Europe	151,145	1,010	500,164	2,984
Asia Pacific and Africa	63,500	688	187,028	2,684
South America	6,318	—	18,708	—

Total	$338,774	$58,230	$1,109,124	$178,924

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

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	Three Months Ended				Nine Months Ended
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
		Per Share		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Basic EPS	20,489	$0.55	19,319	$1.06	20,461	$2.60	17,765	$2.80
Effect of dilutive securities	61	—	127	—	85	(0.01)	149	(0.02)

Diluted EPS	20,550	$0.55	19,446	$1.06	20,546	$2.59	17,914	$2.78

The Company excluded 309 and 157 options to purchase shares in the three months ended December 31, 2018 and 2017, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect. The Company excluded 298 and 132 options to purchase shares in the nine months ended December 31, 2018 and 2017, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

4.    Inventories

The Company’s inventories consisted of the following:

	December 31, 2018	March 31, 2018
Finished goods	$58,593	$80,845
Work-in-process	17,891	21,156
Raw materials	65,335	65,949

Total inventories, net	$141,819	$167,950

5.    Debt

The components of the Company’s debt consisted of the following:

	December 31, 2018			March 31, 2018
		Unamortized	Debt Less		Unamortized	Debt Less
		Debt Issuance	Unamortized Debt		Debt Issuance	Unamortized Debt
	Principal	Costs	Issuance Costs	Principal	Costs	Issuance Costs
6.125% Senior Notes (1)	$250,000	$(2,642)	$247,358	$250,000	$(3,148)	$246,852
4.875% Senior Notes (1)	600,000	(8,739)	591,261	600,000	(9,699)	590,301
Credit Agreement
Term Loan A Facility (2)	142,500	(3,343)	139,157	148,125	(3,996)	144,129
Term Loan B Facility (3)	495,000	(5,396)	489,604	498,750	(6,280)	492,470
U.S. Revolving Credit Facility (4)	—	—	—	56,945	(5,442)	51,503
Australian Revolving Sub-Facility (4)	33,638	(506)	33,132	33,033	(605)	32,428
Capital leases	37,648	—	37,648	36,288	—	36,288
Other subsidiary debt	5,259	—	5,259	4,714	—	4,714

Total debt	1,564,045	(20,626)	1,543,419	1,627,855	(29,170)	1,598,685
Less current portion of debt	(22,112)	—	(22,112)	(20,864)	—	(20,864)

Total long-term debt	$1,541,933	$(20,626)	$1,521,307	$1,606,991	$(29,170)	$1,577,821

(1)	The 6.125% Senior Notes are due on December 1, 2022. The 4.875% Senior Notes are due on November 1, 2025.

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

The carrying value of debt under the Credit Agreement approximates fair value. The fair value of the Senior Notes is based on observable inputs, including quoted market prices (Level 2). The fair values of the 4.875% Senior Notes and 6.125% Senior Notes were approximately $514,500 and $249,375, respectively, as of December 31, 2018. The fair values of the 4.875% Senior Notes and 6.125% Senior Notes were approximately $564,000 and $258,750, respectively, as of March 31, 2018.

The following is a schedule of future annual principal payments as of December 31, 2018:

	Debt	Capital Leases	Total
January 2019 - December 2019	$17,378	$4,734	$22,112
January 2020 - December 2020	16,419	3,893	20,312
January 2021 - December 2021	20,133	3,480	23,613
January 2022 - December 2022	397,467	2,879	400,346
January 2023 - December 2023	5,000	2,831	7,831
Thereafter	1,070,000	19,831	1,089,831

Total	$1,526,397	$37,648	$1,564,045

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

On October 16, 2018, the Company amended the terms of the Term Loan B Facility upon entering into Amendment No. 1 to the Credit Agreement, which lowered the applicable margin payable on LIBOR indexed loans thereunder from 225 bps to 200 bps.

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

The weighted average interest rates on the Company’s borrowings are as follows:

	December 31, 2018	March 31, 2018
Term Loan A Facility	4.52%	4.13%
Term Loan B Facility	4.52%	4.13%
U.S. Revolving Credit Facility	—	4.42%
Australian Revolving Sub-Facility	4.10%	4.13%

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

The Credit Agreement, the indenture governing the 4.875% Senior Notes (the “4.875% Senior Notes Indenture”) and the indenture governing the 6.125% Senior Notes (the “6.125% Senior Notes Indenture”) and together with the 4.875% Senior Notes Indenture, (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indentures, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indentures. As of December 31, 2018, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

Available borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility were $354,397 and $6,362, respectively, at December 31, 2018. The Company also has various other uncommitted lines of credit available at December 31, 2018 in the aggregate amount of $24,452.

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

Debt Issuance Costs

In conjunction with Amendment No. 1 to the Credit Agreement, the Company paid $730 in third-party fees of which $720 related to a debt modification and were recorded to selling, general and administrative expenses during the third quarter of fiscal 2019. The remaining $10 in third-party fees related to new lenders entering the syndication and were deferred. In addition, $185 of existing unamortized debt issuance costs related to lenders exiting the Term Loan B were written-off to interest expense as a loss on extinguishment of debt. The remaining unamortized debt issuance costs related to a debt modification and, along with the new deferred costs, are being amortized over the remaining term of the Term Loan B Facility.

In conjunction with the issuance of the Credit Agreement, the Company incurred $16,331 in debt issuance costs, which are being deferred and amortized over the term of the Term A Loan Facility, Term Loan B Facility and Revolving Credit Facility, except for the portion written-off in conjunction with Amendment No. 1. In conjunction with terminating the Company’s prior credit agreement, $660 in unamortized debt issuance costs related to a debt extinguishment were written-off to interest expense during the three months ended December 31, 2017. The remaining unamortized fees under the prior credit agreement related to a debt modification and are being amortized over the term of the Revolving Credit Facility.

The Company incurred $10,338 in debt issuance costs associated with the issuance of the 4.875% Senior Notes, which are being deferred and amortized over the term of the 4.875% Senior Notes.

The Company recorded $1,267 and $1,090 in interest expense for the three months ended December 31, 2018 and 2017, respectively, in the condensed consolidated statements of income to amortize deferred financing costs. The Company recorded $3,817 and $1,898 in interest expense for the nine months ended December 31, 2018 and 2017, respectively, in the condensed consolidated statements of income to amortize deferred financing costs.

Capital Leases

The present value of the net minimum payments on the capitalized leases is as follows:

	December 31, 2018	March 31, 2018
Total minimum lease payments	$46,551	$49,521
Less amount representing interest	(8,903)	(13,233)

Present value of net minimum lease payments	37,648	36,288
Current portion	(4,734)	(4,191)

Capitalized lease obligations, less current portion	$32,914	$32,097

The capitalized leases carry interest rates from 0.97% to 12.25% and mature from fiscal 2019 to fiscal 2032.

6.    Major Customers

During the three months ended December 31, 2018 and 2017, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 11% and 13%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

During the nine months ended December 31, 2018 and 2017, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 10% and 15%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

In addition, accounts receivable balances from The Procter & Gamble Company approximated 3% of the Company’s total accounts receivable balance at December 31, 2018 and March 31, 2018.

7.    Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to five years. At December 31, 2018, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2016. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2014. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

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

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company made an estimate at March 31, 2018 on the impact of the Tax Act. During the third quarter ended December 31, 2018 the Company recorded a discrete net tax expense of $14 comprised of adjustments to the IRC 965 transition tax resulting in a net tax benefit of $528, net deferred tax benefit due to the rate change of $425, and a tax charge of $967 related to a change in the Company’s indefinite reinvestment assertion. As of December 31, 2018, the Company’s accounting for the impact of the Tax Act is complete.

The benefits of tax positions are not recorded unless it is more likely than not the tax position would be sustained upon challenge by the appropriate tax authorities. Tax benefits that are more likely than not to be sustained are measured at the largest amount of benefit that is cumulatively greater than a 50% likelihood of being realized.

As of December 31, 2018 and March 31, 2018, the Company had liabilities of $5,853 and $7,038, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the three months ended December 31, 2018 and 2017, the Company recognized $(150) and $(14), respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. During the nine months ended December 31, 2018 and 2017, the Company recognized $(1,324) and $47, respectively, of interest and penalties in income tax expense in the condensed consolidated statements of income. The liability for the gross amount of interest and penalties at December 31, 2018 and March 31, 2018 was $1,911 and $2,641, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the condensed consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the three and nine months ended December 31, 2018, the Company released $1,373 and $4,436, respectively, of reserves, including interest and penalties, related to uncertain tax positions for which the statutes of limitations have lapsed. The Company believes that it is reasonably possible that $2,765 of unrecognized tax benefits as of December 31, 2018 could be released within the next 12 months due to the lapse of statute of limitations and settlements of certain foreign and domestic income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $5,663.

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

In conjunction with entering into the Credit Agreement (see Note 5), the Company entered into two spot non-amortizing Swaps with a total notional amount of $300,000 to convert variable rate debt to fixed rate debt. These Swaps became effective October 2017, expired in October 2018, and resulted in interest payments of 1.5625% plus the applicable margin per the requirements in the Credit Agreement. The Company also entered into two forward starting non-amortizing Swaps with a total notional amount of $300,000 to convert variable rate debt to fixed rate debt. These Swaps became effective in October 2018, will expire in October 2022, and will result in interest payments of 2.1345% plus the applicable margin per the requirements in the Credit Agreement. In addition, the Company entered into a forward starting non-amortizing Swap with a total notional amount of $100,000 to convert variable rate debt to fixed rate debt. This Swap will become effective in May 2019, will expire in October 2022, and will result in interest payments of 2.8060% plus the applicable margin per the requirements of the Credit Agreement.

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

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. Dollar value of certain intercompany loan payments, which typically settle in the following quarter. During the nine months ended December 31, 2018 and 2017, certain of the Company’s forward contracts were not designated as hedging instruments; therefore, changes in the fair value of the contracts were immediately recognized in other income and expense in the consolidated statements of income.

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

Disclosures about Derivative Instruments

All of the Company’s derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. The Company determines the fair values of its derivatives based on valuation models which project future cash flows and discount the future amounts to a present value using market based observable inputs including interest rate curves, foreign currency rates, futures and basis point spreads, as applicable. The fair values of qualifying and non-qualifying instruments used in hedging transactions as of December 31, 2018 are as follows:

		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2018	March 31, 2018
Assets:
Cross currency swaps (Net investment hedges)	Other current assets	$6,905	$4,295
Interest rate swaps (Cash flow hedges)	Other current assets	1,092	920
Foreign exchange forward contracts (Fair value hedges)	Other current assets	2	127
Foreign exchange forward contracts (Cash flow hedges)	Other current assets	237	—
Interest rate swaps (Cash flow hedges)	Other long-term assets	1,877	4,956
Liabilities:
Interest rate swaps (Cash flow hedges)	Other current liabilities	$207	$—
Foreign exchange forward contracts (Fair value hedges)	Other current liabilities	70	190
Foreign exchange forward contracts (Cash flow hedges)	Other current liabilities	233	—
Cross currency swaps (Net investment hedges)	Other long-term liabilities	15,665	50,019
Interest rate swaps (Cash flow hedges)	Other long-term liabilities	1,120	—

		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2018	March 31, 2018
Assets:
Foreign exchange forward contracts	Other current assets	$81	$—
Liabilities:
Foreign exchange forward contracts	Other current liabilities	$126	$127

The amounts of gains and (losses) recognized in AOCI net of reclassifications into earnings, during the three and nine months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
Derivatives Designated as Hedging Instruments	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Cross currency swaps (Net investment hedges) (1)	$10,716	$(9,617)	$27,180	$(14,173)
Interest rate swaps	(5,747)	1,165	(3,175)	1,165
Foreign exchange forward contracts	745	—	(13)	—

(1)

The net gain of $27,180 recognized in OCI on the cross currency swaps in a net investment hedge as of December 31, 2018 is comprised of an excluded component gain of $2,789 and an undiscounted spot gain of $33,440, net of tax of $(9,049).

The amounts of gains and (losses) reclassified from AOCI into earnings for the three and nine months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
Derivatives Designated as Hedging Instruments	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Cross currency swaps (1)	$2,501	$2,140	$7,233	$2,140
Interest rate swaps (2)	283	(131)	949	(131)
Foreign exchange forward contracts (2)	(298)	—	(470)	—

(1)	The Company had a $2,501 and $7,233 excluded component gain in AOCI which was recognized into income during the three and nine months ended December 31, 2018, respectively.

(2)	During the next 12 months, $888 of net gains included in the December 31, 2018 AOCI balance are expected to be reclassified into interest expense.

The amounts of gains and (losses) included in earnings from qualifying and non-qualifying financial instruments used in hedging transactions for the three and nine months ended December 31, 2018 and 2017 are as follows:

		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Statement of Income Location	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Foreign currency contract-Constantia purchase price	Other income (expense), net	$—	$(1,108)	$—	$8,109
Foreign currency contracts-Other	Other income (expense), net	(112)	(1,834)	6,121	(1,550)
Gain (loss) on underlying hedged items	Other income (expense), net	(287)	1,539	(5,514)	1,264
Cross currency swaps	Interest expense	246	1,553	735	(4,258)

		Three Months Ended		Nine Months Ended
Derivatives Designated as Hedging Instruments	Statement of Income Location	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Foreign exchange forward contracts (Fair value hedges)	Other income (expense), net	$(202)	$—	$(3)	$—
Gain (loss) on underlying hedged items	Other income (expense), net	202	—	3	—

9.    Accrued Expenses and Other Liabilities

The Company’s accrued expenses and other liabilities consisted of the following:

	December 31, 2018	March 31, 2018
Accrued payroll and benefits	$35,720	$45,418
Accrued income taxes	4,451	13,838
Professional fees	1,606	1,965
Accrued taxes other than income taxes	2,790	4,682
Accrued interest	4,796	16,480
Customer rebates	4,201	2,578
Exit and disposal costs related to facility closures	40	457
Contingent liability acquired	1,315	—
Deferred payments	7,010	9,735
Deferred revenue	11,799	11,887
Derivative liabilities	636	317
Other	10,113	6,665

Total accrued expenses and other liabilities	$84,477	$114,022

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

The purchase price for Constantia Labels consisted of the following:

Cash from proceeds of borrowings	$1,048,656
MCC common stock issued	237,820
Deferred payments	3,901
Contingent consideration	9,026

Purchase price, before cash acquired	1,299,403
Net cash acquired	(11,234)

Total purchase price	$1,288,169

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

The cash portion of the purchase price was funded through the 4.875% Senior Notes due 2025 and funds from the Credit Agreement (see Note 5). The purchase price included deferred payments with a total fair value of $3,901, estimated as of the acquisition date, of which $807 was paid during the three months ended June 30, 2018 with the remaining to be paid out approximately 90 days after December 31, 2018, 2019 and 2020. In addition, the purchase price includes future performance based earnouts with a total fair value of $9,026, estimated as of the acquisition date. The future value of the earnouts is dependent upon whether the Verstraete in Mould Labels N.V. (Verstraete) business, which was acquired in conjunction with the Constantia Labels’ acquisition, meets or exceeds certain agreed upon EBITA (earnings before interest, taxes, and amortization) metrics over the three to five-year period following the acquisition. The earnouts have a minimum future payout of zero, and the maximum amount of the future payout is based on the amount of EBITA growth achieved relative to calendar 2017. The earnouts may be paid out approximately 90 days after December 31, 2020, 2021 or 2022. Net cash acquired includes $49,725 of cash acquired less $38,491 of assumed bank debt and capital leases. The Company spent $17,379 in acquisition expenses related to the Constantia Labels acquisition. These expenses were recorded in selling, general and administrative expenses in the condensed consolidated statements of income as follows: $18 in the third quarter of fiscal 2017, $744 in the first quarter of fiscal 2018, $3,545 in the second quarter of fiscal 2018, $11,299 in the third quarter of fiscal 2018, $632 in the fourth quarter of fiscal 2018, $1,246 in the first quarter of fiscal 2019 and a credit of $(105) in the second quarter of fiscal 2019.

Purchase Price Allocation and Other Items

Based on fair value estimates, the purchase price for Constantia Labels has been allocated to individual assets acquired and liabilities assumed as follows:

Constantia Labels
Assets Acquired:
Net cash acquired	$11,234
Accounts receivable	117,248
Inventories	82,472
Property, plant and equipment	250,479
Intangible assets	432,400
Goodwill	673,561
Other assets	13,747

Total assets acquired	1,581,141

Liabilities Assumed:
Accounts payable	93,812
Accrued income taxes payable	4,401
Accrued expenses and other liabilities	41,378
Deferred tax liabilities	139,847

Total liabilities assumed	279,438

Net assets acquired	1,301,703

Noncontrolling interests	(2,300)

Net assets acquired attributable to Multi-Color Corporation	$1,299,403

The liabilities assumed in the Constantia Labels acquisition included a contingent liability of $9,671, estimated as of the acquisition date based on the Company’s best estimate. The contingent liability, payable to the pre-Constantia Flexibles owners of the respective entities, was based on future earnings of certain entities acquired. In the fourth quarter of fiscal 2018, $7,523 of the contingent liability was paid. The remaining contingent liability will be paid during the three months ended March 31, 2019.

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

During the third quarter of fiscal 2019, goodwill decreased by $2,146 related to measurement period adjustments for the Constantia Labels acquisition. The measurement period adjustments primarily consisted of decreases of $3,613, $3,487 and $3,106 to the valuation of accrued income taxes, deferred tax liabilities and income tax receivables, respectively, and an increase of $1,616 to the valuation of long-term FIN 48 liabilities due to completion of the final valuation of current and deferred income tax assets and liabilities.

During the second quarter of fiscal 2019, goodwill decreased by $31,917 related to measurement period adjustments for the Constantia Labels acquisition. The measurement period adjustments primarily consisted of increases of $34,222, $22,400, $14,807 and $5,997 to the valuation of property, plant and equipment, intangible assets, deferred tax liabilities and net cash acquired due to the valuation of capital leases, respectively.

During the second quarter of fiscal 2019, a $(5,769) credit to depreciation expense and $1,456 of amortization expense were recognized that would have been recognized in previous periods if the adjustments to provisional amounts were recognized as of the Constantia Labels acquisition date of October 31, 2017. We recognized income of $(1,594), $(1,550), and $(1,169) that would have been recognized in the third quarter of fiscal 2018, fourth quarter of fiscal 2018 and first quarter of fiscal 2019, respectively, if the adjustments to provisional amounts were recognized as of the acquisition date.

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

The fair value of identifiable intangible assets acquired and their estimated useful lives are as follows:

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

The accounts receivable acquired as part of the Constantia Labels acquisition had a fair value of $117,248 at the acquisition date. The gross contractual value of the receivables prior to any adjustments was $119,883 and the estimated contractual cash flows that are not expected to be collected are $2,635.

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the three and nine months ended December 31, 2017 as if Constantia Labels had been acquired as of the beginning of fiscal year 2018. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

	Three Months Ended	Nine Months Ended
	December 31, 2017	December 31, 2017
Net revenues	$411,272	$1,269,185
Net income attributable to Multi-Color	24,848	64,588
Diluted earnings per share	1.21	3.14

The following is a reconciliation of actual net revenues and net income attributable to Multi-Color Corporation to unaudited pro forma net revenues and net income:

	Three Months Ended		Nine Months Ended
	December 31, 2017		December 31, 2017
	Net revenues	Net income attributable to Multi-Color	Net revenues	Net income attributable to Multi-Color
Multi-Color Corporation actual results	$352,699	$20,532	$851,173	$49,828
Constantia Labels actual results (1)	58,573	(516)	418,012	23,426
Pro forma adjustments	—	4,832	—	(8,666)

Pro forma results	$411,272	$24,848	$1,269,185	$64,588

(1)	Constantia Labels actual results include the nine months pre-acquisition in fiscal 2018.

The following table identifies the unaudited pro forma adjustments:

	Three Months Ended	Nine Months Ended
	December 31, 2017	December 31, 2017
Constantia Labels financing costs	$1,235	$9,689
Acquisition transaction costs	11,299	15,588
Incremental depreciation and amortization costs	(1,000)	(8,469)
Incremental interest costs	(4,532)	(29,368)
Tax effect of adjustments	(2,170)	3,894

Pro forma adjustments	$4,832	$(8,666)

Other Acquisition Activity

On October 11, 2017, the Company acquired 100% of TP Label Limited, the labels business of Tanzania Printers Limited (Tanzania Printers), and TP Kenya Limited (collectively, “TP Label”), which is located in Dar es Salaam, Tanzania with a sales and distribution center located in Nairobi, Kenya, for $15,929 less net cash acquired of $397. The purchase price included $9,557, which was retained by MCC at closing and was used to repay the indebtedness of TP Label Limited and Tanzania Printers during the three months ended March 31, 2018. The purchase price also included an indemnification holdback of $1,593 to fund certain potential obligations of the sellers with respect to the transaction, which was deferred for one year and paid during the three months ended December 31, 2018. TP Label is primarily a pressure sensitive and cut and stack label business, serving customers in the food and beverage market.

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

11.    Accumulated Other Comprehensive Loss

The changes in the Company’s accumulated other comprehensive loss by component consisted of the following:

	Foreign	Gains and (losses)	Defined benefit
	currency	on derivative	pension
	items	contracts	items	Total
Balance at March 31, 2018	$6,335	$(25,408)	$(168)	$(19,241)
OCI before reclassifications	(115,632)	29,662	—	(85,970)
Amounts reclassified from AOCI	—	(5,670)	—	(5,670)

Net current period OCI	(115,632)	23,992	—	(91,640)
ASU 2018-02 reclassification of stranded tax effects	(244)	(1,506)	—	(1,750)

Balance at December 31, 2018	$(109,541)	$(2,922)	$(168)	$(112,631)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Cross currency swaps (1)	$(2,501)	$(2,140)	$(7,233)	$(2,140)
Interest rate swaps (1)	(283)	131	(948)	131
Foreign exchange forward contracts (2)	299	—	470	—
Tax	694	704	2,041	704

Net of tax	$(1,791)	$(1,305)	$(5,670)	$(1,305)

(1)	Reclassified from AOCI into interest expense in the condensed consolidated statements of income. See Note 8.

(2)	Reclassified from AOCI into cost of revenues in the condensed consolidated statements of income. See Note 8.

12.    Goodwill and Intangible Assets

The changes in the Company’s goodwill consisted of the following:

Balance at March 31, 2018:
Goodwill, gross	$1,210,179
Accumulated impairment losses	(13,545)

Goodwill, net	1,196,634
Activity during the year:
Adjustments to prior year acquisitions	(34,478)
Currency translation	(74,150)
Balance at December 31, 2018:
Goodwill, gross	1,099,792
Accumulated impairment losses	(11,786)

Goodwill, net	$1,088,006

The Company’s intangible assets consisted of the following:

	December 31, 2018			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$648,854	$(111,447)	$537,407	$648,273	$(87,560)	$560,713
Technologies	21,989	(7,383)	14,606	21,721	(3,586)	18,135
Trademarks	4,469	(1,400)	3,069	99	(66)	33
Non-compete agreements	3,820	(2,833)	987	3,880	(2,528)	1,352

Total	$679,132	$(123,063)	$556,069	$673,973	$(93,740)	$580,233

The amortization expense of intangible assets for the three months ended December 31, 2018 and 2017 was $10,350 and $8,124, respectively. The amortization expense of intangible assets for the nine months ended December 31, 2018 and 2017 was $33,013 and $15,559, respectively.

13.    Facility Closures

Melbourne, Australia

During the three months ended June 30, 2018, the Company announced plans to consolidate our manufacturing facility located in Melbourne, Australia into our existing facility in Notting Hill, Australia. The transition was substantially completed during the second quarter of fiscal 2019, except for restoring the facility to its original leased condition.

Below is a summary of the total contractual termination benefits and exit and disposal costs related to the closure of the Melbourne facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of December 31, 2018
		Three Months Ended December 31, 2018	Nine Months Ended December 31, 2018
Severance and other termination benefits	$170	$—	$170	$170
Other associated costs	700-900	46	476	476

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from Melbourne to Notting Hill and costs to prepare the Notting Hill facility for installation of the new equipment. Future other associated costs are expected related to restoring the facility to its original leased condition.

Below is a reconciliation of the beginning and ending liability balances related to the contractual termination benefits and exit and disposal costs:

	Balance at March 31, 2018	Amounts Expensed	Amounts Paid	Balance at December 31, 2018
Severance and other termination benefits	$—	170	(170)	$—
Other associated costs	—	476	(459)	17

The cumulative costs incurred in conjunction with the closure as of December 31, 2018 are $646, which were recorded in integration expenses within selling, general and administrative expenses in the condensed consolidated statements of income.

Merignac, France

During the three months ended September 30, 2017, the Company announced plans to consolidate our manufacturing facility located in Merignac, France into our existing facility in Libourne, France. The transition was substantially completed in the third quarter of fiscal 2018.

Below is a summary of the total contractual termination benefits and exit and disposal costs related to the closure of the Merignac facility:

	Total costs expected to be incurred	Total costs incurred				Cumulative costs incurred as of December 31, 2018
		Three Months Ended		Nine Months Ended
		December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Severance and other termination benefits	$703	$—	$485	$—	$485	$703
Other associated costs	550-750	60	251	153	251	500

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved to other manufacturing facilities, and ongoing costs related to the leased facility until expiration or early termination of the related lease agreement.

Below is a reconciliation of the beginning and ending liability balances related to the contractual termination benefits and exit and disposal costs:

	Balance at March 31, 2018	Amounts Expensed	Amounts Paid	Balance at December 31, 2018
Severance and other termination benefits	$457	—	(417)	$40
Other associated costs	—	153	(153)	—

During the three months ended September 30, 2018, the Company recorded a non-cash loss on the disposal of property, plant and equipment of $48 related to assets that were not transferred from Merignac to Libourne and were sold or abandoned.

The cumulative costs incurred in conjunction with the closure as of December 31, 2018 are $1,316, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal and fixed asset disposal costs above as well as $125 in non-cash impairment charges and $42 in net loss on the sale related to property, plant and equipment at the Merignac facility, which were recorded in facility closure expenses during the three months ended March 31, 2018. In addition, the Company reversed $102 in accrued pension related to employees that were terminated in conjunction with the closure, which were recorded to facility closure expenses during the three months ended March 31, 2018.

Dormans, France

During the three months ended June 30, 2017, the Company announced plans to close our manufacturing facility located in Dormans, France. Production at the facility ceased during the first quarter of fiscal 2018.

Below is a summary of the exit and disposal costs related to the closure of the Dormans facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of December 31, 2018
		Three Months Ended December 31, 2017	Nine Months Ended December 31, 2017
Severance and other termination benefits	$106	$—	$106	$106
Other associated costs	23	—	23	23

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved to other manufacturing facilities.

During the three months ended December 31, 2017, the Company recorded non-cash impairment charges of $25 related to the land and building that was previously held for sale at the Dormans facility.

The cumulative costs incurred in conjunction with the closure as of December 31, 2018 are $260, which were recorded in facility closure expenses in the condensed consolidated statements of income. The cumulative costs incurred include the exit and disposal costs and non-cash impairment charges above. In addition, the Company recorded a net loss on the disposal of property, plant and equipment of $59 related to assets in Dormans that were not transferred to other facilities and were sold or abandoned and wrote-off $47 in raw materials that were not transferred to other facilities during the three months ended March 31, 2018.

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

15.	Supplemental Cash Flow Disclosures

Supplemental disclosures with respect to cash flow information and non-cash operating, investing and financing activities are as follows:

	Nine Months Ended
	December 31, 2018	December 31, 2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$73,378	$25,058
Income taxes paid, net of refunds	23,197	24,915
Supplemental Disclosures of Non-Cash Activities:
Capital expenditures incurred but not yet paid	$4,362	$2,724
Capital lease obligations incurred	1,771	—
Change in derivative contract fair value - asset position	(104)	8,768
Change in derivative contract fair value - liability position	32,915	(34,793)
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$16,233	$1,632,049
Liabilities assumed	(15,033)	(335,495)
Liabilities for contingent / deferred payments	—	(23,653)
MCC common stock issued	—	(237,820)
Noncontrolling interests	(1,200)	(1,100)

Net cash paid	$—	$1,033,981

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As a result of a recent procurement savings initiative conducted by our major customer, this customer has diversified its supply of certain label products produced by the Company in North America. We have provided pricing concessions to retain volume but also expect volume from this customer will be reduced. These actions are expected to result in softer revenues in the remainder of fiscal 2019 and throughout fiscal 2020. The Company believes that it remains a significant supplier of labels to this customer in North America and that the Company’s global footprint and the Company’s high quality and innovative products will provide the Company the opportunity to grow its relationship with this customer in new products and regions. We expect to offset these developments by continuing to focus on organic growth and internal improvement opportunities. We believe the Company’s operating margins will enhance over the longer term as we historically achieved through continued premiumization, innovation and efficiency gains. However, the loss or continued reduction of business of our major customer could have a material adverse impact on our results of operations and cash flow.

Results of Operations

Three Months Ended December 31, 2018 compared to the Three Months Ended December 31, 2017:

Net Revenues

	2018	2017	$ Change	% Change
Net revenues	$397,004	$352,699	$44,305	13%

Net revenues increased 13% to $397,004 compared to $352,699 in the prior year quarter. Acquisitions occurring after the beginning of the third quarter of fiscal 2018 accounted for a 16% increase in revenues. Organic revenues were flat due to softer volumes primarily in the United States, partially offset by strong organic growth in developing markets. Foreign exchange led to a 3% decrease in revenues primarily driven by depreciation of the Euro and the Australian dollar quarter over quarter. Organic revenue was negatively impacted by 1% related to the timing of revenue recognition due to the adoption of the new ASC 606 revenue standard on April 1, 2018.

Cost of Revenues and Gross Profit

	2018	2017	$ Change	% Change
Cost of revenues	$331,623	$295,397	$36,226	12%
% of Net revenues	83.5%	83.8%
Gross profit	$65,381	$57,302	$8,079	14%
% of Net revenues	16.5%	16.2%

Cost of revenues increased 12% or $36,226 compared to the prior year quarter. Acquisitions occurring after the beginning of the third quarter of fiscal 2018 contributed 16% or $48,685 to cost of revenues. Cost of revenues for the prior year quarter included $5,002 related to inventory purchase accounting charges associated with the acquisition of Constantia Labels. Organic revenue growth increased cost of revenues by $725. The remaining decrease of $8,182 related to the favorable effects of foreign exchange.

Gross profit increased 14% or $8,079 compared to the prior year quarter. Acquisitions occurring after the beginning of the third quarter of fiscal 2018 contributed 16% or $9,333 to gross profit. Organic gross profit, excluding the impact of $5,002 of inventory purchase accounting charges in the prior year quarter, decreased $4,948 due primarily to softer volumes and operating inefficiencies in the United States. Unfavorable foreign exchange decreased gross profit by 2% or $1,308. Gross margins were 16.5% of net revenues for the current year quarter compared to 16.2% in the prior year quarter.

Selling, General and Administrative Expenses and Facility Closure Expenses

	2018	2017	$ Change	% Change
Selling, general and administrative expenses	$36,615	41,519	$(4,904)	(12%)
% of Net revenues	9.2%	11.8%
Facility closure expenses	$60	$761	$(701)	(92%)
% of Net revenues	0.0%	0.2%

Selling, general and administrative expenses decreased 12% or $4,904 compared to the prior year quarter. Acquisitions occurring after the beginning of the third quarter of fiscal 2018 contributed 10% or $4,394, including acquisition and integration expenses of $281. In the current year quarter, the Company incurred an additional $1,691 of acquisition, integration and strategic review expenses, for a total of $1,972, compared to $12,021 in the prior year quarter in relation to the acquisition of Constantia Labels. Favorable foreign exchange was $727. The remaining increase of $1,759 primarily related to compensation costs and professional fees, including $641 relating to modification of our Term Loan B, which will reduce interest expense in future periods.

Facility closure expenses were $60 in the current year quarter compared to $761 in the prior year quarter and were primarily related to the consolidation of our manufacturing facility in Merignac, France into our plant in Libourne, France.

Interest Expense and Other Income, Net

	2018	2017	$ Change	% Change
Interest expense	$18,972	$21,624	$(2,652)	(12%)
Other (income) expense, net	$(508)	$9,702	$(10,210)	(105%)

Interest expense decreased 12% or $2,652 compared to the prior year quarter primarily due to interest payments made in the prior year quarter related to the Constantia Labels acquisition. During the prior year quarter, the Company paid $2,194 in interest on loans prior to the acquisition and $4,587 in fees to access unused bridge loans necessary to secure financing for the acquisition which contributed to the increase in interest expense in the quarter. The Company also wrote off unamortized deferred debt fees related to the prior credit agreement upon execution of the New Credit Agreement in the amount of $660 in the prior year quarter. The remaining increase of $4,789 related to the increase in debt to finance the Constantia Labels acquisition.

Other income was $508 in the current year quarter primarily related to gains and losses on foreign exchange. Other expense was $9,702 in the prior year quarter primarily related to $9,479 of net foreign currency losses for the acquisition and structuring of Constantia Labels and gains and losses on foreign exchange.

Income Tax Expense

	2018	2017	$ Change	% Change
Income tax (benefit)	$(1,233)	$(36,815)	$35,582	(97%)

Income tax benefits were $(1,233) in the current year quarter compared to $(36,815) in the prior year quarter. These benefits were primarily due to tax rate changes enacted in calendar 2017 in the U.S. and Belgium, which resulted in net benefits in the current quarter of $954 and $1,589, respectively, and net benefits in the prior year quarter of $16,228 and $15,409, respectively. The effective tax rate was (12)% for the current year quarter compared to 226%.

Nine Months Ended December 31, 2018 compared to the Nine Months Ended December 31, 2017:

Net Revenues

	2018	2017	$ Change	% Change
Net revenues	$1,288,048	$851,173	$436,875	51%

Net revenues increased 51% to $1,288,048 compared to $851,173 in the nine months ended December 31, 2017. Acquisitions occurring after the beginning of fiscal 2018 accounted for a 50% increase in revenues, net of divestitures. Organic revenue increased 2% with growth in developed markets in the low single digits and growth in developing markets in the high single digits. The impact of timing of revenue recognition with the adoption of the new ASC 606 revenue standard on April 1, 2018 resulted in a net $3,823 reduction in revenue compared to the prior year period. Foreign exchange led to a 1% decrease in revenues.

Cost of Revenues and Gross Profit

	2018	2017	$ Change	% Change
Cost of revenues	$1,047,872	$692,640	$355,232	51%
% of Net revenues	81.4%	81.4%
Gross profit	$240,176	$158,533	$81,643	51%
% of Net revenues	18.6%	18.6%

Cost of revenues increased 51% or $355,232 compared to the nine months ended December 31, 2017. Acquisitions occurring after the beginning of fiscal 2018, net of divestitures contributed 51% or $355,258 to cost of revenues. Cost of revenues for the prior year included $5,450 related to inventory purchase accounting charges associated with the acquisition of Constantia Labels. Organic revenue growth and operating inefficiencies increased cost of revenues by $13,411. The remaining decrease of $7,987 related to the favorable impact of foreign exchange.

Gross profit increased 51% or $81,643 compared to the nine months ended December 31, 2017. Acquisitions occurring after the beginning of fiscal 2018 contributed 47% or $74,505 to gross profit, net of divestitures. Organic gross profit, excluding the impact of $5,450 of inventory purchase accounting charges in the prior year, increased 2% or $2,686. The remaining decrease of 1% or $998 related to the unfavorable effects of foreign exchange. Gross margins were 18.6% of net revenues for both the nine months ended December 31, 2018 and the nine months ended December 31, 2017.

Selling, General and Administrative Expenses and Facility Closure Expenses

	2018	2017	$ Change	% Change
Selling, general and administrative expenses	$118,574	$90,308	$28,266	31%
% of Net revenues	9.2%	10.6%
Facility closure expenses	$201	$890	$(689)	(77%)
% of Net revenues	0.0%	0.1%

Selling, general and administrative expenses increased 31% or $28,266 compared to the nine months ended December 31, 2017. Acquisitions occurring after the beginning of fiscal 2018 contributed $34,569, net of divestitures, including acquisition and integration expenses of $3,108. Foreign exchange decreased selling, general and administrative expenses by $565. In the nine months ended December 31, 2018, the Company incurred an additional $5,338 of acquisition, integration and strategic review expenses, for a total of $8,446, primarily in relation to Constantia Labels, compared to $17,014 in the nine months ended December 31, 2017. The remaining increase of $5,938 primarily related to compensation expenses and professional fees, including $641 relating to modification of our Term Loan B, which will reduce interest expense in future periods.

Facility closure expenses were $201 in the nine months ended December 31, 2018 compared to $890 in the nine months ended December 31, 2017 and were primarily related to the consolidation of our manufacturing facility in Merignac, France into our plant in Libourne, France.

Interest Expense and Other Income, Net

	2018	2017	$ Change	% Change
Interest expense	$56,861	$34,628	$22,233	64%
Other expense, net	$2,396	$8,225	$(5,829)	(71%)

Interest expense increased $22,233 compared to the nine months ended December 31, 2017 primarily due to the increase in debt borrowings to finance the Constantia Labels acquisition. Additionally, during the prior year, the Company paid $2,194 in interest on loans prior to the acquisition and $4,587 in fees to access unused bridge loans necessary to secure financing for the acquisition which contributed to the increase in interest expense. The Company also wrote off unamortized deferred debt fees related to the prior credit agreement upon execution of the New Credit Agreement in the amount of $660.

Other expense was $2,396 in the nine months ended December 31, 2018 compared to $8,225 in the nine months ended December 31, 2017. Other expense included the release of foreign indemnification receivables of $3,063 in the current year and $1,124 in the prior year for which offsetting tax liabilities were relieved reducing the current and prior year tax rates. Other income in the prior year included $6,468 of net foreign currency losses for the acquisition and structuring of Constantia Labels, $512 of loss on the sale of the Southeast Asian durables business. The remaining change in other income/exchange in the current and prior years primarily related to gains and losses on foreign exchange.

Income Tax Expense

	2018	2017	$ Change	% Change
Income tax expense (benefit)	$8,772	$(25,361)	$34,133	(135%)

Income tax was an expense of $8,772 in the nine months ended December 31, 2018 compared to a benefit of $25,361 in the nine months ended December 31, 2017. The income tax expense (benefit) includes the impact of tax rate changes enacted during calendar 2017 in the U.S. and Belgium, which resulted in net benefits of $1,281 and $2,507 in the current year and $16,228 and $15,409, in the prior year, respectively. Additionally, the current year included $3,063 and prior year included $1,124 for the release of tax liabilities related to foreign indemnification receivables related to previous acquisitions for which there were offsetting impacts in other expense. The Company also adopted a new accounting standard to simplify share-based payments during fiscal 2018, which decreased tax expense $1,631 during the nine months ended December 31, 2017.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Through the nine months ended December 31, 2018, net cash provided by operating activities was $126,989 compared to $41,737 in the same period of the prior year. Net income adjusted for non-cash expenses consisting primarily of depreciation, amortization and deferred taxes was $127,964 in the current year compared to $76,196 in the same period of the prior year. Our use of operating assets and liabilities of $975 in the current year decreased from a use of $34,459 in the prior year.

Through the nine months ended December 31, 2018, net cash used in investing activities was $65,279 compared to $1,073,921 in the same period of the prior year. Capital expenditures, primarily funded by cash flows from operations totaled $68,273 in the current year compared to $44,126 in the same period of the prior year. Proceeds from the sale of property, plant and equipment totaled $2,994 in the current year compared to $566 in the same period of the prior year. Net cash used in acquisitions totaled $1,033,981 in the prior year period. The Company received net cash proceeds of $3,620 from the sale of its Southeast Asian durables business in the prior year period.

Through the nine months ended December 31, 2018, net cash used in financing activities was $70,703, which included $65,351 of net debt payments, $10 in debt issuance costs and dividends paid of $3,081, offset by $1,004 of proceeds from the issuance of common stock. Cash used in financing activities also included $3,265 related to deferred payments for the Constantia Labels, Italstereo, Gern & Cie and TP Label acquisitions.

Through the nine months ended December 31, 2017, net cash provided by financing activities was $1,083,023, which included $1,111,055 of net debt borrowings, $26,628 in debt issuance costs, dividends paid of $3,000 and $2,495 of proceeds from the issuance of common stock. Dividends paid included $2,721 to shareholders of Multi-Color Corporation and $279 to the minority shareholders of our 60% owned legal entity in Malaysia, which was sold in the second quarter of fiscal 2018. Cash provided by financing activities also included $899 in deferred payments related to the Italstereo and Supa Stik acquisitions.

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

On October 16, 2018, the Company amended the terms of the Term Loan B Facility upon entering into Amendment No. 1 to the Credit Agreement, which lowered the applicable margin payable on LIBOR indexed loans thereunder from 225 bps to 200 bps.

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

The Credit Agreement, the indenture governing the 4.875% Senior Notes (the “4.875% Senior Notes Indenture”) and the indenture governing the 6.125% Senior Notes (the “6.125% Senior Notes Indenture”) and together with the 4.875% Senior Notes Indenture, (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indentures, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indentures. As of December 31, 2018, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

Available borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility were $354,397 and $6,362, respectively, at December 31, 2018. The Company also has various other uncommitted lines of credit available at December 31, 2018 in the aggregate amount of $24,452.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2018:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$1,526,397	$17,378	$16,419	$20,133	$397,467	$5,000	$1,070,000
Capital leases	37,648	4,734	3,893	3,480	2,879	2,831	19,831
Interest on long-term debt (1)	362,422	68,683	65,935	64,713	61,563	45,680	55,848
Rent due under operating leases	94,171	22,610	19,046	16,816	14,011	7,168	14,520
Unconditional purchase obligations	26,845	26,355	414	75	1	—	—
Pension obligations	382	9	15	22	29	37	270
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Contingent liability acquired	1,315	1,315	—	—	—	—	—
Deferred purchase price	20,807	7,043	1,147	4,817	1,147	6,653	—

Total contractual obligations	$2,069,987	$148,127	$106,869	$110,056	$477,097	$67,369	$1,160,469

(1)	Interest on floating rate debt was estimated using projected forward London Interbank Offered Rate (LIBOR) and Bank Bill Swap Bid Rates (BBSY) as of December 31, 2018.

(2)	The table excludes $5,853 of liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

The Company had no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

Item 6.	Exhibits

10.1	Amendment No. 1, dated as of October 16, 2018 to the Credit Agreement dated October 31, 2017, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2018 and incorporated herein by reference)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Multi-Color Corporation
(Registrant)

Date: February 11, 2019	By:	/s/ Sharon E. Birkett
Sharon E. Birkett
Vice President, Chief Financial Officer,
Secretary