Form 10-K
period 2019-03-31
MULTI COLOR Corp
filed 2019-05-28
CIK 819220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16148

MULTI-COLOR CORPORATION

Incorporated in the State of Ohio	IRS Employer Identification Number 31-1125853

4053 Clough Woods Dr. Batavia, OH 45103 (Address of principal executive offices)

(513) 381-1480

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LABL	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” ”accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $874 million based upon the closing price of $62.25 per share of Common Stock on the NASDAQ Global Select Market as of September 28, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 30, 2019, 20,543,353 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10 through 14 will be furnished as may be required on or prior to July 29, 2019 (and is hereby incorporated by reference) by an amendment hereto.

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

Statements concerning expected financial performance, on-going business prospects or strategies, and possible future actions which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance or business prospects are each subject to numerous conditions, uncertainties and risk factors, including those contained in Item 1A in “Risk Factors.” Factors which could cause actual performance by the Company to differ materially from these forward-looking statements include, without limitation: factors discussed in conjunction with a forward-looking statement; changes in global economic and business conditions; changes in business strategies or plans; raw material cost pressures; availability of raw materials; availability to pass raw material cost increases to our customers; interruption of business operations; changes in, or the failure to comply with, government regulations, legal proceedings and developments, including, but not limited to, tax law changes; acceptance of new product offerings, services and technologies; new developments in packaging; our ability to effectively manage our growth and execute our long-term strategy; our ability to manage foreign operations and the risks involved with them, including compliance with applicable anti-corruption laws; currency exchange rate fluctuations; tariffs and tradewars; our ability to manage global political uncertainty; terrorism and political unrest; increases in general interest rate levels and credit market volatility affecting our interest costs; competition within our industry; our ability to consummate and successfully integrate acquisitions; our ability to recognize the benefits of acquisitions, including potential synergies and cost savings; failure of an acquisition or acquired company to achieve its plans and objectives generally; risk that proposed or consummated acquisitions may disrupt operations or pose difficulties in employee retention or otherwise affect financial or operating results; risk that some of our goodwill may be or later become impaired; the success and financial condition of our significant customers; our ability to maintain our relationships, arrangements and agreements with our significant customers on terms and conditions consistent with historical terms and conditions, including, without limitation, with respect to amounts of sales, pricing and margin; dependence on certain significant customers; dependence on information technology; our ability to market new products; our ability to maintain an effective system of internal control; ongoing claims, lawsuits and governmental proceedings, including environmental proceedings; availability, terms and developments of capital and credit; dependence on key personnel; quality of management; our ability to protect our intellectual property and the potential for intellectual property litigation; employee benefit costs; and risk associated with significant leverage; the risk that the proposed merger with W/S Packaging (the “Merger”) may not be completed in a timely manner, or at all; the failure to satisfy the conditions precedent to the consummation of the Merger, including, without limitation, the receipt of regulatory approvals; unanticipated difficulties or expenditures relating to the transactions contemplated by the Merger Agreement (as defined in this Form 10-K); legal proceedings, including those that may be instituted against the Company, its board of directors, its executive officers and others following the announcement of the execution of the Merger Agreement; disruptions of current plans and operations caused by the announcement of the execution of the Merger Agreement and pendency of the transactions contemplated by the Merger Agreement; potential difficulties in employee retention due to the announcement of the execution of the Merger Agreement and pendency of the transactions contemplated by the Merger Agreement; the response of customers, suppliers and business partners to the announcement of the execution of the Merger Agreement; risks related to diverting management’s attention from the Company’s ongoing business operations; risks regarding the failure to obtain the necessary financing to complete the transactions contemplated by the Merger Agreement; risks related to the equity and debt financing and related guarantee arrangements entered into in connection with the Merger Agreement. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On February 24, 2019, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with W/S Packaging Holdings, Inc., a Delaware corporation (“Parent”) and Monarch Merger Corporation, an Ohio corporation and a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company in accordance with the Ohio General Corporation Law (the “Merger”), with the Company surviving such Merger as a wholly owned subsidiary of Parent.

References to 2019, 2018 and 2017 are for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.

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

We have continued to make progress in expanding our customer base and portfolio of products, pre-press activities and manufacturing locations throughout the world. During 2019, 2018 and 2017, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 10%, 14% and 17%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company. In fiscal 2018, we entered the German label market with the acquisition of GEWA Etiketten GmbH located in Bingen am Rhein, Germany, which specializes in producing pressure sensitive labels for the wine & spirits market. Our fiscal 2018 acquisition of Constantia Labels expanded our presence in Germany and gave us entrance into the Belgian, Romanian and Vietnamese label markets. We also entered the Tanzanian label market in fiscal 2018 with the acquisition of TP Label Limited, the labels business of Tanzania Printers Limited (Tanzania Printers), and TP Kenya Limited (collectively, “TP Label”), which is located in Dar es Salaam, Tanzania with a sales and distribution center located in Nairobi, Kenya. TP Label is primarily a pressure sensitive and cut and stack business, serving customers in the food & beverage market. We also entered the New Zealand wine & spirits market in fiscal 2018 with a start-up operating in Auckland, New Zealand.

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

EMPLOYEES

As of March 31, 2019, we employ over 8,300 associates across more than 70 operations globally.

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

See Note 17 to our consolidated financial statements for geographic information relating to our net revenues and long-lived assets. See Note 4 to our consolidated financial statements for further information regarding acquisitions.

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

Risks Relating to Our Business

The proposed acquisition of the Company by Parent may disrupt our business.

Upon the terms and subject to the conditions set forth in the Merger Agreement, if the proposed Merger is completed, our shareholders will be entitled to receive $50.00 in cash for each share of our common stock owned by them as of the effective time of the proposed Merger. The Merger Agreement generally requires us to operate our business in the ordinary course of business consistent with past practice pending consummation of the proposed Merger and restricts us, without Parent’s consent, from taking certain specified actions until the proposed Merger is completed. These restrictions may affect our ability to execute our business strategies, respond effectively to competitive pressures and industry developments, and attain our financial and other goals, and these restrictions may impact our financial condition, results of operations and cash flows.

Employee retention and recruitment may be challenging before the completion of the proposed Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite our retention and recruiting efforts, key employees depart or prospective key employees fail to accept employment with the Company because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our business, financial condition and results of operations could be adversely affected.

The proposed Merger could also cause disruptions to our business or business relationships, which could have an adverse impact on our business, financial condition and results of operations. Parties with which we have business relationships, including customers and suppliers, may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the proposed Merger and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our business, financial condition and results of operations.

We are also subject to litigation related to the proposed Merger and there could be other litigation, which could result in significant costs and expenses. See “Item 3 – Legal Proceedings.” In addition to potential litigation-related expenses, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the proposed Merger is consummated.

Failure to complete the proposed Merger in a timely manner or at all could negatively impact the market price of shares of our common stock, as well as our business, financial condition and results of operations.

We cannot be certain when or if the conditions for the proposed Merger will be satisfied or (if permissible under applicable law) waived. The proposed Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived, including (i) the approval of the proposed Merger by the affirmative vote of the Company shareholders entitled to exercise a majority of the voting power (the “Requisite Shareholder Approval”), (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the receipt of required foreign antitrust approvals and clearances in the European Union, Mexico and South Africa and (iii) other customary closing conditions. As of the filing of this Form 10-K, the Company has received the Requisite Shareholder Approval, foreign antitrust approvals and clearances in Mexico and South Africa and the expiration of the applicable waiting period under the HSR Act has occurred. In the event that the proposed Merger is not completed for any reason, the holders of shares of our common stock will not receive any payment for their shares in connection with the proposed Merger. Instead, the Company will remain an independent public company and holders of shares of our common stock will continue to own such shares. If the proposed Merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed.

Additionally, if the proposed Merger is not consummated in a timely manner or at all, our ongoing business may be adversely affected, including due to:

•	negative reactions from financial markets and a decline in the price of shares of our common stock;

•	negative reactions from employees, customers, suppliers or other third parties;

•	the diversion of management’s focus from pursuing other opportunities that could have been beneficial to us; and

•	higher than anticipated costs of pursuing the proposed Merger.

If the proposed Merger is not completed, there can be no assurance that these risks will not materialize and will not materially adversely affect the price of shares of our common stock or our business, financial condition or results of operations.

We have incurred and will continue to incur substantial transaction fees and costs in connection with the proposed Merger.

We expect to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger. A material portion of these expenses are payable by us whether or not the proposed Merger is completed. Further, although we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These costs could adversely affect our business, financial condition and results of operations.

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

We have operations in the North American, Latin American, EMEA (Europe, Middle East and Africa) and Asia Pacific regions and we intend to continue expansion of our international operations. As a result, our business is exposed to risks inherent in foreign operations. If we fail to adequately address the challenges and risks associated with our international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results. These risks, which can vary substantially by jurisdiction, include the difficulties associated with managing an organization with operations in multiple countries, compliance with differing laws and regulations (including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and local laws prohibiting payments to government officials and other corrupt practices, tax laws, regulations and rates), enforcing agreements and collecting receivables through foreign legal systems. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including material fines or prohibitions on our ability to offer our products in one or more countries, and could also materially damage our reputation, brand, international expansion efforts, business and operating results. Additional risks include the potential for restrictive actions by foreign governments, changes in economic conditions in each market, foreign customers who may have longer payment cycles than customers in the United States, the impact of economic, political and social instability of those countries in which we operate and acts of nature, such as typhoons, tsunamis, or earthquakes. The overall volatility of the economic environment has increased the risk of disruption and losses resulting from hyper-inflation, currency devaluation and tax or regulatory changes in certain countries in which we have operations. Approximately 62% of our sales were derived from our foreign operations (based on the country from which the product was shipped) during fiscal 2019.

We also face the challenges and uncertainties associated with operating in developing markets, which may subject us to a relatively high risk of political and social instability and economic volatility, all of which are enhanced, in many cases, by uncertainties as to how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom (“UK”) elected to withdraw from the European Union (“EU”) in a national referendum (commonly referred to as Brexit). The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the UK formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls from the governments of other EU member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

Due to the fact that we have operations located within the UK, Brexit could negatively impact our operations resulting primarily from (a) operational disruptions due to changes in the manner in which people and products are moved between the UK and EU following Brexit; and (b) potential price increases for supplies purchased by our UK businesses from companies located in the EU or elsewhere.

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

The markets for our products and services are highly competitive and constantly evolving. We compete primarily based on the level and quality of customer service, technological leadership, product performance and price; the inability to successfully overcome competition in our business could have a material adverse impact on our operating results and cash flows. Some of our competitors have greater financial and other resources than us. We could face competitive pressure as a result of any of the following: our ability to continue to improve our product and service offerings and keep pace with and integrate technological advances and industry evolutions; new products developed by our competitors that are of superior quality, fit our customers’ needs better or have lower prices; patents obtained or developed by competitors; consolidation of our competitors; pricing pressures; loss of proprietary supplies of certain materials; decrease in the utilization of labels. The inability to successfully identify, develop and sell new or improved products and to overcome competition in our business could have a material adverse impact on our operating results and cash flows.

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

We have a history of making acquisitions and, over the past several years, have invested, and in the future may continue to invest, a substantial amount of capital in acquisitions. We continue to evaluate potential acquisition opportunities to support, strengthen and grow our business. Although we have completed many acquisitions, there can be no assurance that we will be able to locate suitable acquisition candidates, acquire possible acquisition candidates, acquire such candidates on commercially reasonable terms, or integrate acquired businesses successfully in the future. In addition, any governmental review or investigation of our proposed acquisitions, such as by the Federal Trade Commission or the European Commissioner for Competition, may impede, limit or prevent us from proceeding with an acquisition. Future acquisitions may require us to incur additional debt and contingent liabilities, which may adversely affect our business, results of operations and financial condition. The process of integrating acquired businesses into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain customers or management personnel. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives.

We have a significant amount of goodwill and other intangible assets on our balance sheet that are subject to periodic impairment evaluations; an impairment of our goodwill or other intangible assets may have a material adverse impact on our financial condition and results of operations.

When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired. As of March 31, 2019, we had $1,516,740 of goodwill and intangible assets, the value of which depends on a number of factors, including earnings growth, market capitalization and the overall success of our business. Accounting standards require us to test goodwill for impairment annually, and more frequently when events or changes in circumstances indicate impairment may exist.

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

As of March 31, 2019, our consolidated indebtedness, including current maturities of long-term indebtedness, was $1,537,353 (see Note 9) which could have important consequences including the following:

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

Changes in the method of determining London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under our Credit Facility may bear interest rates in relation to LIBOR, depending on our selection of repayment options. On July 27, 2017, the Financial Conduct Authority (“FCA”) in the UK announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Broad Treasury Financing Rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. If LIBOR ceases to exist, we may need to renegotiate the Credit Facility and may not be able to do so with terms that are favorable to us. The overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate the Credit Facility with favorable terms could have a material adverse effect on our business, financial position, and operating results.

We rely on several large customers and the loss of one of these customers would have a material adverse impact on our operating results and cash flows.

For the fiscal year ended March 31, 2019, one customer accounted for approximately 10% of our consolidated sales and our top twenty-five customers accounted for approximately 45% of our consolidated sales. While we maintain sales contracts with certain of our largest customers, such contracts do not impose minimum purchase or volume requirements and these contracts require renewal on a regular basis in the ordinary course of business. Any termination of a business relationship with, or a significant sustained reduction in business received from, one or more of our largest customers could have a material adverse effect on our revenues and results of operations. The volume and type of services we provide all of our customers may vary from year to year and could be reduced if a customer were to change its procurement strategy. We cannot guarantee that these contracts will be successfully renewed in the future. The loss or substantial reduction in business of any of our major customers could have a material adverse impact on our operating results and cash flows.

As a result of a recent procurement savings initiative conducted by our major customer, this customer has diversified its supply of certain label products produced by the Company in North America. We have provided pricing concessions to retain volume but also expect volume from this customer will be reduced. These actions resulted in softer revenues for fiscal 2019 and are expected to continue throughout fiscal 2020. The Company believes that it remains a significant supplier of labels to this customer in North America and that the Company’s global footprint and the Company’s high quality and innovative products will provide the Company the opportunity to grow its relationship with this customer in new products and regions. We expect to offset these developments by continuing to focus on organic growth and internal improvement opportunities. We believe the Company’s operating margins will enhance over the longer term as we historically achieved through continued premiumization, innovation and efficiency gains. However, the loss or continued reduction of business of our major customer could have a material adverse impact on our results of operations and cash flow.

We are highly dependent on information technology. If our systems fail or are unreliable our operations may be adversely impacted.

The efficient operation of our business depends on our information technology infrastructure and our management information systems.

In addition, production technology in the printing industry has continued to evolve specifically related to the pre-press component of production. Our information technology infrastructure and/or our management information systems are vulnerable to damage or interruption from natural or man-made disasters, terrorist attacks, computer viruses or hackers, power loss, or other computer systems, Internet telecommunications or data network failures. Any significant breakdown, virus or destruction could negatively impact our business. We also periodically upgrade and install new systems, which if installed or programmed incorrectly, could cause significant disruptions. If a disruption occurs, we could incur losses and costs for interruption of our operations. Unauthorized disclosure of sensitive or confidential information, whether through system failure or breaches or employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose customers. Similarly, unauthorized access to or through our information systems or those we develop, whether by our employees or third parties, including a cyberattack by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability and damage to our reputation and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to adequately cover us against claims related to security breaches, cyberattacks and other related breaches.

Changes in the foreign regulatory environment regarding privacy and data protection regulations could have a material adverse impact on our results of operations.

Personal data is highly regulated in many other countries in which we operate. In addition, some of the data that we may process, store and transmit may travel outside of the United States. In Europe, we may be subject to the General Data Protection Regulation (“GDPR”). The GDPR imposes restrictions on the collection and use of personal data that, in some respects, is more stringent, and imposes more significant burdens on subject businesses, than current privacy standards in the United States. The EU member state regulations establish several obligations that organizations must follow with respect to the use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. We may also face audits or investigations by one or more foreign government agencies relating to our compliance with these regulations that could result in the imposition of penalties or fines. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may increase our costs of operation and our inability or failure to comply with such regulation could result in legal liability or negative publicity for the Company.

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

Although no preferred shares were outstanding as of March 31, 2019 and although we have no present plans to issue any preferred shares, our Articles of Incorporation authorize the Board of Directors to issue up to 1,000 preferred shares. The preferred shares may be issued in one or more series, the terms of which will be determined at the time of issuance by our Board of Directors without further action by the shareholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred shares could diminish the rights of holders of our common shares and, therefore, could reduce the value of our common shares. In addition, specific rights granted to future holders of preferred shares could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred shares and the foregoing anti-takeover provisions may prevent or frustrate attempts by a third party to acquire control of the Company, even if some of our shareholders consider such change of control to be beneficial.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of March 31, 2019, the Company owned and leased the following 72 manufacturing facilities:

Location	Approximate Square Feet	Owned/Leased
United States:
Napa, California	150,125	Leased
Scottsburg, Indiana	120,500	Owned
Elkton, Kentucky	43,000	Leased
Asheville, North Carolina	53,500	Leased
Omaha, Nebraska	31,000	Leased
Fulton, New York	106,692	Leased
Batavia, Ohio (2)	392,527	Owned / Leased
Mason, Ohio	72,000	Leased
Norwood, Ohio	313,322	Owned
York, Pennsylvania	160,000	Leased
Clarksville, Tennessee	189,300	Leased
Chesapeake, Virginia	49,885	Leased
Green Bay, Wisconsin	39,600	Owned
International:
Mendoza, Argentina	10,273	Leased
Adelaide, Australia	65,246	Leased
Brisbane, Australia	42,744	Leased
Barossa, Australia	25,306	Leased
Griffith, Australia	21,775	Leased
Notting Hill, Australia	16,404	Leased
Perth, Australia	22,184	Leased
Maldegem, Belgium (2)	264,598	Leased
Cowansville, Canada	30,000	Leased
Montreal, Canada	51,650	Leased
Santiago, Chile	150,610	Leased
Guangzhou, China	43,056	Leased
Jiangsu, China	24,757	Leased
Daventry, England	34,059	Owned / Leased
Ablis, France	104,119	Owned
Libourne, France	39,934	Owned
Montagny, France	20,000	Leased
Nantes, France (2)	325,436	Owned
Port-Sainte-Foy, France	22,690	Leased
Reyrieux, France	48,868	Leased
Saint Emilion, France	35,112	Leased
Vittel, France	104,442	Owned

Location	Approximate Square Feet	Owned/Leased
International continued:
Bingen am Rhein, Germany (2)	105,397	Leased
Heilbad Heiligenstadt, Germany	175,666	Owned
Muenden, Germany	100,118	Owned
Bekasi, Indonesia	33,799	Leased
Jakarta, Indonesia	27,771	Owned
Castlebar, Ireland	42,722	Leased
Drogheda, Ireland	53,529	Owned
Roscommon, Ireland	12,109	Leased
Alessandria, Italy	45,500	Owned
Florence, Italy	23,681	Leased
Lucca, Italy (2)	134,179	Leased
Balakong, Malaysia	16,000	Leased
Kuala Lumpur, Malaysia	42,468	Owned / Leased
Penang, Malaysia	70,808	Owned
Rawang, Malaysia	60,010	Leased
Guadalajara, Mexico	82,990	Leased
Monterrey, Mexico	155,269	Owned / Leased
Auckland, New Zealand	18,773	Leased
Manila, Philippines	21,722	Leased
Warsaw, Poland	61,657	Leased
Cluj Napoca, Romania	63,103	Leased
Glasgow, Scotland	43,196	Owned
Johannesburg, South Africa	21,148	Leased
Paarl, South Africa	114,343	Owned
Pinetown, South Africa	17,297	Leased
Haro, Spain	21,528	Leased
Bevaix, Switzerland	15,069	Leased
Dar es Salaam, Tanzania (2)	20,796	Leased
Bangkok, Thailand	50,470	Owned
Ho Chi Minh, Vietnam	27,396	Leased
Cwmbran, Wales	61,569	Leased

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

On February 24, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with W/S Packaging Holdings, Inc., a Delaware corporation (“Parent”), and Monarch Merger Corporation, an Ohio corporation and a wholly-owned subsidiary of Parent (“Sub”). The Merger Agreement provides for the merger of Sub with and into the Company, on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company continuing as the surviving corporation in the Merger. As a result of the Merger, the Company will become a wholly-owned subsidiary of Parent. On April 5, 2019, the Company filed with the Securities and Exchange Commission a definitive proxy statement (the “Proxy Statement”) with respect to the Company’s special meeting of the shareholders held on May 16, 2019 in connection with the Merger. At the special meeting of the shareholders, the Company received approval of the proposal to adopt the Merger Agreement and approval of the proposal to approve, on a non-binding advisory basis, the compensation that may be paid or become payable to the Company’s named executive officers that is based on or otherwise relates to the Merger.

On April 29, 2019, the Company was served with a complaint in an action captioned Eric Sabatini, Individually And On Behalf of All Others Similarly Situated, and Derivatively On Behalf of Multi-Color Corporation v. Nigel A. Vinecombe, Michael J. Henry, Vadis A. Rodato, Alex Baumgartner, Ari J. Benacerraf, Robert R. Buck, Charles B. Connolly, Robert W. Kuhn, Ronald Lienau and Multi-Color Corporation (the “Sabatini Complaint”) relating to the Merger Agreement and the Proxy Statement. The Sabatini Complaint was filed in the Hamilton County Court of Common Pleas in the State of Ohio and alleges, among other things, that the individual defendants breached their fiduciary duties to Company shareholders by failing to secure adequate merger consideration and failing to disclose material information in the Proxy Statement. The lawsuit asserts claims on behalf of a putative class of Company shareholders as well as derivatively on behalf of the Company. Among other remedies, the Sabatini Complaint seeks to enjoin the consummation of the Merger (or alternatively, rescission of the Merger in the event the defendants are able to consummate it), as well as damages, costs and attorneys’ and experts’ fees.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares trade on the NASDAQ Global Select Market under the symbol LABL.

As of April 30, 2019, there were approximately 230 shareholders of record of the Common Stock.

Beginning in and since the fourth quarter of the fiscal year ended March 31, 2005, we have paid a quarterly dividend of $0.05 per common share.

FIVE YEAR PERFORMANCE GRAPH

The following performance graph compares Multi-Color’s cumulative annual total shareholder return from March 31, 2014 through March 31, 2019, to that of the NASDAQ Market Index, a broad market index, and the Morningstar Packaging & Containers Index (“Morningstar Packaging & Containers”), an index of 64 printing and packaging industry peer companies. The graph assumes that the value of the investment in the common stock and each index was $100 on March 31, 2014, and that all dividends were reinvested. Stock price performances shown in the graph are not indicative of future price performances.

Company/Market/Peer Group	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018	3/31/2019
Multi-Color Corporation	$100.00	$198.95	$153.63	$205.06	$191.29	$145.03
NASDAQ Market Index	$100.00	$118.12	$118.77	$145.94	$176.24	$194.97
Morningstar Packaging & Containers	$100.00	$118.03	$104.02	$123.86	$133.73	$132.97

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Year Ended March 31,
	2019 (1)	2018 (2)	2017 (3)	2016 (4)	2015 (5)
Net revenues	$1,725,554	$1,300,912	$923,295	$870,825	$810,772
Gross profit	321,920	246,600	196,809	181,626	173,274
Operating income	61,344	115,580	110,966	94,428	96,912
Net income (loss) attributable to Multi-Color Corporation	(29,041)	71,951	60,996	47,739	45,716

Basic earnings (loss) per common share	$(1.42)	$3.91	$3.61	$2.85	$2.75
Diluted earnings (loss) per common share	$(1.42)	$3.87	$3.58	$2.82	$2.71

Weighted average shares and equivalents outstanding – basic	20,468	18,421	16,879	16,750	16,623
Weighted average shares and equivalents outstanding – diluted	20,468	18,583	17,024	16,952	16,877

Dividends per common share	$0.20	$0.20	$0.20	$0.20	$0.20
Dividends paid	4,106	4,024	3,876	3,351	3,302

Net working capital	$281,122	$273,956	$109,420	$111,100	$99,951
Total assets	2,652,472	2,902,976	1,091,990	1,070,066	927,371
Current portion of long-term debt	23,059	20,864	2,093	1,573	2,947
Long-term debt	1,514,294	1,577,821	479,408	504,706	455,583
Total stockholders’ equity	628,703	760,373	381,820	342,632	289,473

(1)

Fiscal 2019 results include goodwill impairment charges of $99,155 related to our In-Mold Labels Food & Beverage and Europe Food & Beverage reporting units. Results include $711 ($507 after-tax) in costs related to the closure of our manufacturing facilities located in Merignac, France and Cowansville, Canada. Results include $8,695 ($6,890 after tax) of acquisition and integration expenses, primarily related to the Constantia Labels acquisition, and $7,066 ($6,647 after-tax) of strategic review expenses.

(2)

Fiscal 2018 results include $1,419 ($945 after-tax) in costs related to the closure of our manufacturing facilities located in Merignac and Dormans, France and Norway, Michigan. Results include $19,901 ($15,267 after tax) of acquisition and integration expenses, of which $18,857 related to the Constantia Labels acquisition.

(3)

Fiscal 2017 results include $921 ($706 after-tax) in costs related to the closure of our manufacturing facilities located in the following: Glasgow, Scotland; Sonoma, California; Greensboro, North Carolina; Dublin, Ireland; Norway, Michigan and Watertown, Wisconsin.

(4)

Fiscal 2016 results include $5,200 ($3,708 after-tax) in costs related to the closure of our manufacturing facilities located in the following: Glasgow, Scotland; Sonoma, California; Greensboro, North Carolina; Dublin, Ireland; Norway, Michigan and Watertown, Wisconsin; and a sales office located near Toronto, Canada.

(5)

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

RESULTS OF OPERATIONS

The following table shows for the periods indicated, certain components of Multi-Color’s consolidated statements of operations as a percentage of net revenues.

	Percentage of Net Revenues
	2019	2018	2017
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	81.3%	81.0%	78.7%

Gross profit	18.7%	19.0%	21.3%
Selling, general and administrative expenses	9.3%	10.0%	9.2%
Facility closure expenses	0.0%	0.1%	0.1%
Goodwill impairment	5.7%	0.0%	0.0%

Operating income	3.6%	8.9%	12.0%
Interest expense	4.4%	4.2%	2.8%
Other expense (income), net	0.1%	0.6%	-0.3%

Income (loss) before income taxes	-0.9%	4.1%	9.5%
Income tax expense (benefit)	0.7%	-1.4%	2.9%

Net income (loss) attributable to Multi-Color Corporation	-1.7%	5.5%	6.6%

*	The sum of the percentages may not equal the totals due to rounding.

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

As a result of a recent procurement savings initiative, our major customer has diversified its supply of certain label products produced by the Company in North America. We have provided pricing concessions to retain volume but also expect volume from this customer will be reduced. These actions resulted in softer revenues in fiscal 2019 and are expected to result in softer revenues throughout fiscal 2020. The Company believes that it remains a significant supplier of labels to this customer in North America and that the Company’s global footprint and the Company’s high quality and innovative products will provide the Company the opportunity to grow its relationship with this customer in new products and regions. We expect to offset these developments by continuing to focus on organic growth and internal improvement opportunities. We believe the Company’s operating margins will enhance over the longer term as we historically achieved through continued premiumization, innovation and efficiency gains. However, the loss or continued reduction of business of our major customer could have a material adverse impact on our results of operations and cash flow.

The label markets we serve exist in a competitive environment amidst price pressures. We continually search for ways to reduce our costs through improved production and labor efficiencies, reduced substrate waste, new substrate options and lower substrate pricing.

Operating income decreased 47% or $54,236 compared to the prior year primarily due to a goodwill impairment loss of $99,155 and strategic review expenses of $7,066. Acquisitions occurring after the beginning of fiscal 2018, net of divestitures, contributed $39,937 to operating income in fiscal 2019. Operating income in fiscal 2019 was impacted by a goodwill impairment loss of $99,155, inventory purchase accounting charges of $173 and acquisition and integration expenses of $8,695, primarily related to the Constantia Labels acquisition, and strategic review costs of $7,066. Operating income in fiscal 2019 also included $711 of expenses primarily related to consolidation of our manufacturing facilities in Merignac, France into our plant in Libourne, France and the closure of our plant in Dormans, France.

During 2019, 2018 and 2017, sales to major customers approximated 10%, 14% and 17%, respectively, of the Company’s consolidated net revenues. All were made to The Procter & Gamble Company.

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

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2019 AND MARCH 31, 2018

Net Revenues

			$	%
	2019	2018	Change	Change
Net revenues	$1,725,554	$1,300,912	$424,642	33%

Net revenues increased 33% or $424,642 in fiscal 2019 compared to the prior year. Acquisitions occurring after the beginning of fiscal 2018, net of divestitures, accounted for a 33% increase in revenues. Organic revenues increased 2% and foreign exchange rates, primarily driven by depreciation of the Euro, led to a 2% decrease in revenues year over year.

Cost of Revenues and Gross Profit

			$	%
	2019	2018	Change	Change
Cost of revenues	$1,403,634	$1,054,312	$349,322	33%
% of Net revenues	81.3%	81.0%
Gross profit	$321,920	$246,600	$75,320	31%
% of Net revenues	18.7%	19.0%

Cost of revenues increased 33% or $349,322 compared to the prior year. Acquisitions occurring after the beginning of fiscal 2018, net of divestitures, contributed 34% or $355,258. Cost of revenues for the prior year included $6,284 related to inventory purchase accounting charges primarily associated with the acquisition of Constantia Labels. Organic revenue growth and operating inefficiencies increased cost of revenues by $26,659. The remaining decrease of $26,311 related to the favorable impact of foreign exchange.

Gross profit increased 31% or $75,320 compared to the prior year. Acquisitions occurring after the beginning of fiscal 2018, net of divestitures, contributed $74,505. Organic gross profit, excluding the impact of $6,284 of inventory purchase accounting changes in the prior year, decreased $756. The remaining decrease of 2% or $4,713 related to the unfavorable effects of foreign exchange. Gross margins were 18.7% of net revenues in fiscal 2019 compared to 19% of net revenues fiscal 2018.

Selling, General and Administrative (SG&A) Expenses and Facility Closure Expenses

			$	%
	2019	2018	Change	Change
Selling, general and administrative expenses	$160,710	$129,601	$31,109	24%
% of Net revenues	9.3%	9.2%
Facility closure expenses	$711	$1,419	$(708)	(50%)
% of Net revenues	0.0%	0.1%

SG&A expenses increased 24% or $31,109 compared to the prior year. Acquisitions occurring after the beginning of fiscal 2018 contributed $34,569, net of divestitures, including acquisition and integration expenses of $3,108.    Foreign exchange decreased selling, general and administrative expenses by $2,255. In the current year, the Company incurred an additional $5,587 of acquisition and integration expenses, for a total of $8,695, primarily in relation to Constantia Labels, compared to $19,901 in the prior year. In the current year, the Company also incurred $7,066 of strategic review expenses. The remaining increase of $6,043 primarily relates to professional fees and compensation expenses, including $641 relating to modification of our Term Loan B, which will reduce interest expense in future periods.

Facility closure expenses decreased 50% or $708 compared to the prior year. These expenses primarily relate to consolidation of our manufacturing facilities in Merignac, France into Libourne, France.

Goodwill Impairment

			$	%
	2019	2018	Change	Change
Goodwill impairment	$99,155	$—	$99,155	100%

After conducting our annual impairment testing, we recorded impairment charges of $99,155 to reduce the carrying value of the goodwill of our In-Mold Labels Food & Beverage and Europe Food & Beverage reporting units to fair value. See further details in the Critical Accounting Policies and Estimates section below.

Interest Expense and Other (Income) Expense, Net

			$	%
	2019	2018	Change	Change
Interest expense	$75,399	$54,027	$21,372	40%
Other expense, net	$2,280	$7,851	$(5,571)	71%

Interest expense increased 40% or $21,372 compared to the prior year, primarily due to the increase in debt borrowings to finance the acquisition of Constantia Labels. Additionally, during the prior year, the Company paid $2,194 in interest on loans prior to the acquisition and $4,587 in fees to access unused bridge loans necessary to secure financing for the acquisition which contributed to the increase in interest expense. The Company also wrote off unamortized deferred debt fees related to the prior credit agreement upon execution of the New Credit Agreement in the amount of $660.

Other expense was $2,280 compared to $7,851 in the prior year. Other expense in the current year includes the release of foreign indemnification receivables of $3,063 related to previous acquisitions for which offsetting tax liabilities were relieved and foreign currency gains and losses. Other expense in the prior year included net foreign currency losses for the acquisition and structuring of Constantia Labels, the unfavorable impact of the release of a $1,124 foreign indemnification receivable, for which offsetting tax liabilities was also relieved and gains and losses on foreign exchange, and $512 of loss on the sale of the Southeast Asian Durables business.

Income Tax Expense (Benefit)

			$	%
	2019	2018	Change	Change
Income tax expense (benefit)	$12,332	$(18,195)	$30,527	(168%)

Income tax was an expense of $12,332 in fiscal 2019 compared to benefit of $18,195 in the prior year primarily due to tax rate changes enacted in calendar 2017 in the U.S. and Belgium, which resulted in net benefits of $1,350 and $2,268 in the current year, respectively, and net benefits in the prior year of $18,268 and $15,164, respectively. Additionally, the current year included $3,063 and the prior year included $1,124 for the release of tax liabilities related to foreign indemnification receivables related to previous acquisitions for which there were offsetting impacts in other expense.

COMPARISON OF FISCAL YEARS ENDED MARCH 31, 2018 AND MARCH 31, 2017

Net Revenues

			$	%
	2018	2017	Change	Change
Net revenues	$1,300,912	$923,295	$377,617	41%

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

Selling, General and Administrative (SG&A) Expenses and Facility Closure Expenses

			$	%
	2018	2017	Change	Change
Selling, general and administrative expenses	$129,601	$84,922	$44,679	53%
% of Net revenues	10.0%	9.2%
Facility closure expenses	$1,419	$921	$498	54%
% of Net revenues	0.1%	0.1%

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

Facility closure expenses increased 54% or $498 compared to the prior year. These expenses are primarily related to the consolidation of facilities in certain locations into other existing facilities. In fiscal 2018, these expenses were primarily related to the consolidation of our manufacturing facilities in Merignac, France into Libourne, France ($1,115) and the closure of our facility in Dormans, France ($260), and the consolidation of our plants in Norway, Michigan and Watertown, Wisconsin ($44). In the prior year, facility closure expenses related to the consolidation of the facilities in Dublin, Ireland ($355) and Glasgow, Scotland ($262), as well as the consolidation of the plants in Norway, Michigan and Watertown, Wisconsin ($133), Greensboro, North Carolina ($119), and Sonoma, California ($52).

Interest Expense and Other (Income) Expense, Net

			$	%
	2018	2017	Change	Change
Interest expense	$54,027	$25,488	$28,539	112%
Other (income) expense, net	$7,851	$(2,735)	$10,586	387%

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

Income Tax Expense (Benefit)

			$	%
	2018	2017	Change	Change
Income tax expense	$(18,195)	$26,848	$(45,043)	(168%)

Income tax was a benefit of $18,195 in fiscal 2018 compared to expense of $26,848 in the prior year. The income tax benefit was primarily the result of tax rate changes enacted during the period in the U.S. and Belgium, which resulted in net benefits of $18,268 and $15,164, respectively. Tax expense was also impacted by discrete items recognized in the current period that decreased tax expense, including the release of a tax liability related to a foreign indemnification receivable related to previous acquisitions for $1,124, for which there was an offsetting impact in other expense and other discrete items. In addition, the Company adopted a new accounting standard to simplify share-based payments during the current period, which decreased tax expense $1,462 compared to the prior year.

Liquidity and Capital Resources

Summary of Cash Flows

Net cash provided by operating activities was $159,439 in 2019 compared to $56,907 in the prior year. Net income adjusted for non-cash expenses consisting primarily of goodwill impairment, depreciation, amortization and deferred income taxes was $171,566 in the current year compared to $118,555 in the prior year. The $53,011 increase from 2018 to 2019 in net income adjusted for non-cash expenses was primarily driven by additional income from the inclusion of a full year of results in 2019 for the Constantia Labels acquired plants compared to five months in 2018 and changes in deferred taxes. Our use of operating assets and liabilities of $12,127 in the current year decreased from a use of $61,648 in the prior year.

Net cash provided by operating activities was $56,907 in 2018 and $107,210 in 2017. Net income adjusted for non-cash expenses consisting primarily of depreciation and amortization and changes in deferred taxes was $118,555 in 2018 compared to $109,097 in 2017. The $9,458 increase from 2017 to 2018 in net income adjusted for non-cash expenses was primarily driven by a 17% increase in net income from $61,365 in 2017 to $71,897 in 2018. Our net usage from operating assets and liabilities of $61,648 in 2018 increased from our net use of $1,887 in 2017.

Net cash used in investing activities was $78,632 in 2019, $1,080,331 in 2018, and $73,635 in 2017 of which $0, $1,024,644 and $28,839 was used for acquisitions in those years, respectively, including the Constantia Labels acquisition in 2018. The remaining net usages of $78,632 in 2019, $55,687 in 2018 and $44,796 in 2017 were capital expenditure related, primarily for the purchase of presses, net of various sales.

Net cash used in financing activities in fiscal 2019 was $83,335, which included $72,432 of net debt borrowings, $10 in debt issuance costs, dividends paid of $4,106 and $1,556 of proceeds from the issuance of common stock. Cash provided by financing activities also included $8,343 in deferred payments for the Constantia Labels, Italstereo, Gern & Cie, TP Label, Graphix Labels and Cashin Print acquisitions.

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

The Credit Agreement, the indenture governing the 4.875% Senior Notes (the “4.875% Senior Notes Indenture”) and the indenture governing the 6.125% Senior Notes (the “6.125% Senior Notes Indenture”) and together with the 4.875% Senior Notes Indenture, (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indentures, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indentures. As of March 31, 2019, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

Available borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility were $354,241 and $4,023, respectively, at March 31, 2019. The Company also has various other uncommitted lines of credit available at March 31, 2019 in the aggregate amount of $23,625.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2019:

	Total	Year 1	Year 2	Year 3	Year 4	Year 5	More than 5 years
Long-term debt	$1,520,754	$18,509	$17,331	$22,005	$389,158	$5,000	$1,068,751
Capital leases	36,255	4,550	3,999	3,107	2,925	2,635	19,039
Interest on long-term debt (1)	342,337	67,010	64,903	63,636	55,764	46,229	44,795
Rent due under operating leases	96,091	22,595	19,569	17,297	13,168	7,585	15,877
Unconditional purchase obligations	36,414	35,929	351	133	1	—	—
Pension obligations	429	11	18	26	35	42	297
Unrecognized tax benefits (2)	—	—	—	—	—	—	—
Deferred purchase price	15,354	1,891	1,122	4,712	1,122	6,507	—

Total contractual obligations	$2,047,634	$150,495	$107,293	$110,916	$462,173	$67,998	$1,148,759

(1)	Interest on floating rate debt was estimated using projected forward London Interbank Offered Rate (LIBOR) and Bank Bill Swap Bid Rates (BBSY) rates as of March 31, 2019.
(2)	The table excludes $5,846 in liabilities related to unrecognized tax benefits as the timing and extent of such payments are not determinable.

We do not have any off-balance sheet arrangements as of March 31, 2019.

Recent Acquisitions

On October 31, 2017, the Company completed its acquisition pursuant to the Sale and Purchase Agreement (as amended) with Constantia Flexibles Germany GmbH, Constantia Flexibles International GmbH, Constantia Flexibles Group GmbH and GPC Holdings B.V. (collectively, “Constantia Flexibles”), acquiring 100% of the Labels Division of Constantia Flexibles (“Constantia Labels”), for $1,299,403 less net cash acquired of $11,234. The purchase price included future performance based earnouts with a total fair value of $9,026 and deferred payments of $3,901, estimated as of the acquisition date. Constantia Labels, headquartered in Vienna, Austria, is a leader in label solutions serving the food, beverage and consumer packaging goods industries. Constantia Labels has approximately 2,800 employees globally and 24 production plants across 14 countries, with major operations across Europe, Asia and North America. The acquisition included a 75% controlling interest in certain label operations in South Africa.

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

On August 3, 2017, the Company acquired 100% of GEWA Etiketten GmbH (GEWA), including the remaining 2.4% of the common shares of GIP (see below), for $21,846 plus net debt assumed of $5,228. Upon closing, $2,185 of the purchase price was deposited into an escrow account and was released to the seller on the 18-month anniversary of the closing date in accordance with the purchase agreement. The escrow amount was to fund certain potential indemnification obligations of the seller with respect to the transaction. GEWA is located in Bingen am Rhein, Germany and specializes in producing pressure sensitive labels for the wine and spirits market.

On January 3, 2017, the Company acquired 100% of Graphix Labels and Packaging Pty Ltd. (Graphix) for $17,261. The purchase price included a deferred payment of $1,631 that was paid in the three months ended March 31, 2019. Graphix is located in Melbourne, Victoria, Australia and specializes in producing labels for both the food & beverage and wine & spirits markets.

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

No events or changes in circumstances occurred in 2019 or 2018 that required goodwill impairment testing in between annual tests.

Goodwill has been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s divisions. The Company can evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying value and whether it is necessary to perform the two-step goodwill impairment test.

In conjunction with our annual impairment tests as of January 31, 2019 and January 31, 2018, the Company performed quantitative assessments for all of our reporting units. The impairment tests compare the fair value of each reporting unit to its carrying value. We estimated the fair value of each reporting unit using a combination of: (i) a market approach based on multiples of revenue and EBITDA from recent comparable transactions and other market data; and (ii) an income approach based on expected future cash flows discounted at rates ranging between 8.5% to 13.0% in 2019 and 8.5% to 11.5% in 2018. The discount rate reflects the risk associated with each respective reporting unit, including the industry and geographies in which they operate. In fiscal 2019, the market and income approaches were weighted 25% and 75%, respectively, based on judgment of the comparability of the recent transactions and the risks inherent in estimating future cash flows. We considered recent economic and industry trends, as well as risk in executing our current plans from the perspective of a hypothetical buyer in estimating expected future cash flows in the income approach.

For most of our reporting units, the impairment test did not indicate impairment as the estimated fair value of the reporting units exceeded the carrying amount. For two of our reporting units, In-Mold Labels Food & Beverage and Europe Food & Beverage, both of which were acquired in fiscal 2018 as part of the Constantia Labels acquisition, the carrying amounts exceeded the estimated fair value of the reporting units.

During the fourth quarter of fiscal 2019, the Company adopted ASC 2017-14, which removes step 2 of the goodwill impairment test. Goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. See Note 2 for further details. As such, the excess of the carrying value over the fair value for IML Food & Beverage and Europe Food & Beverage of $85,109 and $14,046, respectively, were recorded as non-cash goodwill impairment charges during the fourth quarter of fiscal 2019 and resulted in a reduction in goodwill. The impairment charges were a result of changes in expectations for future growth as part of our fourth quarter long-term strategic planning process.

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

The Company performed impairment testing on long-lived assets, including intangibles, at certain manufacturing locations during fiscal 2019 and 2018 due to the existence of impairment indicators. The estimated undiscounted future cash flows associated with the long-lived assets were greater than their carrying values, and therefore, no impairment was present in either of these two years related to intangible assets.

Impairment of Long-Lived Assets

We review long-lived assets for impairment when events or changes in circumstances indicate that assets might be impaired and the related carrying amounts may not be recoverable. Changes in market conditions and/or losses of a production line could have a material impact on the consolidated statements of operations. The determination of whether impairment exists involves various estimates and assumptions, including the determination of the undiscounted cash flows estimated to be generated by the assets involved in the review. The cash flow estimates are based upon our historical experience, adjusted to reflect estimated future market and operating conditions. Measurement of an impairment loss requires a determination of fair value. We base our estimates of fair values on quoted market prices when available, independent appraisals as appropriate and industry trends or other market knowledge. Tests are performed over asset groups at the lowest level of identifiable cash flows.

During fiscal 2019, we closed our manufacturing facility located in Cowansville, Canada. As a result, non-cash fixed asset impairment charges of $309 were recorded to adjust the carrying value of certain machinery and equipment to their estimated fair value, less costs to sell, which were determined based on a quoted market price. The Company recorded $150 in impairment losses on fixed assets during fiscal 2018 related to assets that more likely than not will be sold or otherwise disposed of significantly before the end of their estimated useful lives, all of which related to the closure of our manufacturing facilities in Merignac and Dormans, France. In addition, the Company performed impairment testing on long-lived assets at certain manufacturing locations during fiscal 2019 and 2018 due to the existence of other impairment indicators. The estimated undiscounted cash flows associated with the long-lived assets were greater than their carrying values, and therefore, no impairment was present in any of these two years related to long-lived assets.

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

The Company establishes reserves for income tax related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities. Provisions for and changes to these reserves and any related net interest and penalties are included in income tax expense in the consolidated statements of operations. Significant judgment is required when evaluating our tax provisions and determining our provision for income taxes. We regularly review our tax positions and we adjust the reserves as circumstances change.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(In thousands, except for statistical data)

Interest Rate Risk Management

The Company is exposed to market risks from changes in interest rates on certain of its outstanding debt. Loans under the New Credit Agreement (see Note 9), bear interest at variable rates plus a margin, based on the Company’s consolidated secured net leverage ratio.

In conjunction with entering into the Credit Agreement (see Note 9), the Company entered into two spot non-amortizing Swaps with a total notional amount of $300,000 to convert variable rate debt to fixed rate debt. These Swaps became effective October 2017, expired in October 2018, and resulted in interest payments of 1.5625% plus the applicable margin per the requirements in the Credit Agreement. The Company also entered into two forward starting non-amortizing Swaps with a total notional amount of $300,000 to convert variable rate debt to fixed rate debt. These Swaps became effective in October 2018, will expire in October 2022, and will result in interest payments of 2.1345% plus the applicable margin per the requirements in the Credit Agreement. In addition, the Company entered into a forward starting non-amortizing Swap with a total notional amount of $100,000 to convert variable rate debt to fixed rate debt. This Swap will become effective in May 2019, will expire in October 2022, and will result in interest payments of 2.8060% plus the applicable margin per the requirements of the Credit Agreement.

Upon inception, the Swaps were designated as cash flow hedges under ASU 2017-12, with gains and losses, net of tax, measured on an ongoing basis, recorded in accumulated other comprehensive income (loss) (“AOCI”).

Foreign Currency Risk Management

Foreign currency exchange risk arises from our international operations as well as from transactions with customers or suppliers denominated in currencies other than the U.S. Dollar. The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates or the U.S. Dollar. The results of operations of our foreign subsidiaries are translated into U.S. Dollars at the average exchange rate for each monthly period. As foreign exchange rates change, there are changes to the U.S. Dollar equivalent of sales and expenses denominated in foreign currencies. During fiscal 2019, approximately 62% of our net sales were made by our foreign subsidiaries and their combined operating income was 53% of the Company’s operating income prior to the $99,155 goodwill impairment charges.

The balance sheets of our foreign subsidiaries are translated into U.S. Dollars at the closing exchange rates of each monthly balance sheet date. During fiscal 2019, the Company recorded an unrealized foreign currency translation loss of $136,726 in other comprehensive loss as a result of movements in foreign currency exchange rates related to our international operations. See Notes 2 and 20 to the Company’s consolidated financial statements. As of March 31, 2019, a 10% change in these foreign exchange rates would change shareholders’ equity by approximately $144,000. This hypothetical change was calculated by multiplying the net assets of each of our foreign subsidiaries by a 10% change in the applicable foreign exchange rate.

In June 2018, the Company began entering into foreign exchange forward contracts to fix the purchase price in U.S. Dollars of foreign currency denominated raw materials. These forward contracts are designated as cash flow hedges with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.

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

The remaining €195,000 of swap notional was not designated as an accounting hedge in September 2017. Therefore, changes in fair value of the derivative instruments were recognized in other income and expense in the consolidated statements of operations. Subsequently, in November 2017, the Company formally designated the remaining €195,000 of swap notional as a net investment hedge under ASU 2017-12, bringing the total designated notional value to €400,000. Effective November 1, 2017, hedge accounting was applied to the newly designated swap notional of €195,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules

CONSOLIDATED FINANCIAL STATEMENTS

All financial statement schedules have been omitted because they are either not required or the information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Multi-Color Corporation (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 28, 2019 expressed an unqualified opinion.

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

Detroit, Michigan

May 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Multi-Color Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Multi-Color Corporation (an Ohio corporation) and subsidiaries (the “Company”) as of March 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended March 31, 2019, and our report dated May 28, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Detroit, Michigan

May 28, 2019

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31

(In thousands, except per share data)

	2019	2018	2017
Net revenues	$1,725,554	$1,300,912	$923,295
Cost of revenues	1,403,634	1,054,312	726,486

Gross profit	321,920	246,600	196,809
Selling, general and administrative expenses	160,710	129,601	84,922
Facility closure expenses	711	1,419	921
Goodwill Impairment	99,155	—	—

Operating income	61,344	115,580	110,966
Interest expense	75,399	54,027	25,488
Other (income) expense, net	2,280	7,851	(2,735)

Income (loss) before income taxes	(16,335)	53,702	88,213
Income tax expense (benefit)	12,332	(18,195)	26,848

Net income (loss)	(28,667)	71,897	61,365
Less: Net income (loss) attributable to noncontrolling interests	374	(54)	369

Net income (loss) attributable to Multi-Color Corporation	$(29,041)	$71,951	$60,996

Weighted average shares and equivalents outstanding:
Basic	20,468	18,421	16,879
Diluted	20,468	18,583	17,024

Basic earnings (loss) per common share	$(1.42)	$3.91	$3.61
Diluted earnings (loss) per common share	$(1.42)	$3.87	$3.58
Dividends per common share	$0.20	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended March 31

(In thousands)

	2019	2018	2017
Net income (loss)	$(28,667)	$71,897	$61,365
Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss) (1)	(136,726)	93,892	(25,254)
Unrealized gain (loss) on derivative contracts, net of tax (2)	29,907	(25,408)	196
Change in minimum pension liability, net of tax (3)	(28)	34	174

Total other comprehensive income (loss)	(106,847)	68,518	(24,884)

Comprehensive income (loss)	(135,514)	140,415	36,481
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1,298)	1,686	157

Comprehensive income (loss) attributable to Multi-Color Corporation	$(134,216)	$138,729	$36,324

(1)	The amount for the years ended March 31, 2019, 2018 and 2017 includes a tax impact of $262, $(654) and $284, respectively, related to the settlement of foreign currency denominated intercompany loans.
(2)	Amounts are net of tax of $(10,026), $10,423 and $(133) for the years ended March 31, 2019, 2018 and 2017, respectively.
(3)	Amounts are net of tax of $9, $(21) and $(108) for the years ended March 31, 2019, 2018 and 2017, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

As of March 31

(In thousands, except per share data)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$57,762	$67,708
Accounts receivable, net	300,945	306,542
Other receivables	23,845	16,589
Inventories, net	144,235	167,950
Prepaid expenses	29,263	24,926
Other current assets	40,769	17,468

Total current assets	596,819	601,183
Property, plant and equipment, net	528,077	510,002
Goodwill	978,544	1,196,634
Intangible assets, net	538,196	580,233
Other non-current assets	6,755	12,097
Deferred income tax assets	4,081	2,827

Total assets	$2,652,472	$2,902,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,059	$20,864
Accounts payable	197,899	192,341
Accrued expenses and other liabilities	94,739	114,022

Total current liabilities	315,697	327,227
Long-term debt	1,514,294	1,577,821
Deferred income tax liabilities	160,017	149,950
Other liabilities	33,761	87,605

Total liabilities	2,023,769	2,142,603
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 1,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, stated value of $0.10 per share; 40,000 shares authorized, 20,860 and 20,753 shares issued at March 31, 2019 and 2018, respectively	1,411	1,403
Paid-in capital	406,846	402,252
Treasury stock, 317 and 307 shares at cost at March 31, 2019 and 2018, respectively	(12,079)	(11,528)
Retained earnings	355,973	384,671
Accumulated other comprehensive loss	(126,166)	(19,241)

Total stockholders’ equity attributable to Multi-Color Corporation	625,985	757,557
Noncontrolling interests	2,718	2,816

Total stockholders’ equity	628,703	760,373

Total liabilities and stockholders’ equity	$2,652,472	$2,902,976

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock					Accumulated Other Comprehensive Loss
	Shares Issued	Amount	Paid-In Capital	Treasury Stock	Retained Earnings		Noncontrolling Interests	Total
March 31, 2016	17,111	$1,040	$150,783	$(10,556)	$258,848	$(61,123)	$3,640	$342,632
Net income					60,996		369	61,365
Other comprehensive loss						(24,672)	(212)	(24,884)
Acquisitions							62	62
Issuance of common stock	136	14	3,338					3,352
Excess tax benefit from stock-based compensation			1,258					1,258
Restricted stock grant	8							—
Restricted stock forfeitures	(1)							—
Stock-based compensation			3,042					3,042
Shares acquired under employee plans				(612)				(612)
Buyout of noncontrolling interest			(22)				(492)	(514)
Common stock dividends					(3,383)			(3,383)
Dividends paid to noncontrolling interests							(498)	(498)

March 31, 2017	17,254	$1,054	$158,399	$(11,168)	$316,461	$(85,795)	$2,869	$381,820
Net income					71,951		(54)	71,897
Other comprehensive income						66,778	1,740	68,518
Constantia Labels acquisition	3,383	338	237,482				1,100	238,920
Issuance of common stock	110	11	2,915					2,926
Restricted stock grant	9							—
Restricted stock forfeitures	(3)							—
Stock-based compensation			3,456					3,456
Shares acquired under employee plans				(360)				(360)
Common stock dividends					(3,741)			(3,741)
Sale of Southeast Asian durables business						(231)	(2,484)	(2,715)
Acquisition of noncontrolling interest						7	(76)	(69)
Dividends paid to noncontrolling interests							(279)	(279)

March 31, 2018	20,753	$1,403	$402,252	$(11,528)	$384,671	$(19,241)	$2,816	$760,373
Net income (loss)					(29,041)		374	(28,667)
Topic 606 transition adjustment					2,701			2,701
ASU 2018-02 reclassification of stranded tax effects					1,750	(1,750)		—
Other comprehensive loss						(105,175)	(1,672)	(106,847)
Constantia Labels acquisition							1,200	1,200
Issuance of common stock	76	8	2,096					2,104
Restricted stock grant	19							—
Conversion of restricted share units	12							—
Stock-based compensation			2,498					2,498
Shares acquired under employee plans				(551)				(551)
Common stock dividends					(4,108)			(4,108)

March 31, 2019	20,860	$1,411	$406,846	$(12,079)	$355,973	$(126,166)	$2,718	$628,703

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31

(In thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,667)	$71,897	$61,365
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	60,474	46,913	33,480
Amortization of intangible assets	43,618	26,009	14,425
Goodwill impairment	99,155	—	—
Loss on sale of Southeast Asian durables business	—	512	—
Loss on write-off of deferred financing fees	186	660	—
Impairment loss on fixed assets related to facility closures	309	—	—
Amortization of deferred financing costs	5,085	3,174	1,665
Loss on benefit plans related to facility closures	—	55	133
Gain on previously held equity interests	—	—	(690)
Net (gain) loss on disposal of property, plant and equipment	178	1,150	(230)
Net (gain) loss on derivative contracts	(976)	4,018	103
Stock-based compensation expense	2,498	3,456	3,042
Excess tax benefit from stock-based compensation	—	—	(1,258)
Deferred income taxes, net	(10,294)	(39,289)	(2,938)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,829)	(35,410)	(7,457)
Inventories	(9,106)	(3,072)	(1,999)
Prepaid expenses and other assets	(18,020)	(12,069)	1,067
Accounts payable	24,344	(9,892)	171
Accrued expenses and other liabilities	(5,516)	(1,205)	6,331

Net cash provided by operating activities	159,439	56,907	107,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(81,898)	(60,105)	(46,146)
Investment in acquisitions, net of cash acquired	—	(1,024,644)	(28,839)
Net proceeds from sale of Southeast Asian durables business	—	3,620	—
Proceeds from sale of property, plant and equipment	3,266	798	1,350

Net cash used in investing activities	(78,632)	(1,080,331)	(73,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving lines of credit	348,719	478,519	265,746
Payments under revolving lines of credit	(398,452)	(618,804)	(292,797)
Borrowings of long-term debt	—	1,250,000	2,156
Repayments of long-term debt	(22,699)	(10,808)	(6,572)
Payment of acquisition related deferred payments	(8,343)	(10,697)	(1,784)
Buyout of non-controlling interest	—	—	(514)
Proceeds from issuance of common stock	1,556	2,572	2,742
Excess tax benefit from stock-based compensation	—	—	1,258
Debt issuance costs	(10)	(26,669)	—
Dividends paid	(4,106)	(4,024)	(3,876)

Net cash provided by (used in) financing activities	(83,335)	1,060,089	(33,641)

Effect of foreign exchange rate changes on cash	(7,418)	5,814	(2,414)

Net increase (decrease) in cash and cash equivalents	(9,946)	42,479	(2,480)
Cash and cash equivalents, beginning of year	67,708	25,229	27,709

Cash and cash equivalents, end of year	$57,762	$67,708	$25,229

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

References to 2019, 2018 and 2017 are for the fiscal years ended March 31, 2019, 2018 and 2017, respectively. The consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform to current year classifications.

As of March 31, 2019, the Company’s operations were conducted through the Consumer Product Goods, Wine & Spirits and Food & Beverage operating segments, which are aggregated into one reportable segment in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.” The metrics used by management to assess the performance of the Company’s operating segments include revenue trends, gross profit margin and operating margin. The Company’s operating segments have historically had similar economic characteristics and are expected to have similar economic characteristics and long-term financial performance in future periods.

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

Revenue Recognition

On April 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all related amendments, which provides revised guidance for revenue recognition. The standard’s core principle is that an entity should recognize the revenue for transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard defines a five-step process to recognize revenue and requires more judgment and estimates within the revenue recognition process than required under previous U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. See Note 3 for discussion of our accounting policies under the revised guidance.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) primarily consist of sales and marketing costs, corporate and divisional administrative and other costs and depreciation and amortization expense related to non-manufacturing assets. Advertising costs are charged to expense as incurred and were minimal in 2019, 2018 and 2017.

Research and Development Costs

Our product development group focuses on research and development, product commercialization and technical service support. The group includes chemical, packaging and field engineers who are responsible for developing and commercializing innovative label and application solutions. Technical service personnel also assist customers and manufacturers in improving container and label performance. The services provided by this group differentiate us from many of our competitors and drive our selection for the most challenging projects.

Research and development costs are charged to expense as incurred and were $8,065, $5,834 and $5,274 in 2019, 2018 and 2017, respectively.

Cash and Cash Equivalents

The Company records all highly liquid short-term investments with maturities of three months or less as cash equivalents. At March 31, 2019 and 2018, the Company had cash in foreign bank accounts of $56,914 and $66,061, respectively. Outstanding checks of $15,272 and $2,280 were included in accounts payable as of March 31, 2019 and 2018, respectively.

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

Supply Chain Financing and Factoring

The Company has entered into supply chain financing agreements with certain customers and factoring arrangements with certain banks. The receivables for the agreements are sold without recourse to the customers’ banks and are accounted for as sales of accounts receivable. Losses on the sale of these receivables are included in selling, general and administrative expenses in the consolidated statements of operations, and losses of $1,964, $1,325 and $561 were recorded during 2019, 2018 and 2017, respectively.

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

Goodwill and Other Acquired Intangible Assets

Impairment reviews comparing fair value to carrying value are highly judgmental and involve the use of significant estimates and assumptions, which determine whether there is potential impairment and the amount of any impairment charge recorded. Fair value assessments involve estimates of discounted cash flows that are dependent upon discount rates and long-term assumptions regarding future sales and margin trends, market conditions, cash flow and multiples of revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). Actual results may differ from these estimates. Fair value measurements used in the impairment reviews of goodwill and intangible assets are Level 3 measurements. See further information about our policy for fair value measurements within this section below. See further information regarding our impairment tests in Note 8.

Goodwill. Goodwill is not amortized and is tested for impairment annually. Impairment is also tested when events or changes in circumstances indicate that the assets’ carrying values may be greater than the fair values.

Goodwill has been assigned to reporting units for purposes of impairment testing. The reporting units are the Company’s divisions. The Company can evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying value and whether it is necessary to perform the quantitative goodwill impairment test. The impairment test compares the fair value of the reporting unit to the carrying value. The market and income approaches were weighted 25% and 75%, respectively, based on judgement of the comparability of recent transactions and the risks inherent in estimating future cash flows.

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

Impairment of Long-Lived Assets

We review long-lived assets for impairment when events or changes in circumstances indicate that assets might be impaired and the related carrying amounts may not be recoverable. Changes in market conditions and/or losses of a production line could have a material impact on the consolidated statements of operations. The determination of whether impairment exists involves various estimates and assumptions, including the determination of the undiscounted cash flows estimated to be generated by the assets involved in the review. The cash flow estimates are based upon our historical experience, adjusted to reflect estimated future market and operating conditions.

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

The Company establishes reserves for income tax related uncertainties based on estimates of whether it is more likely than not that the tax uncertainty would be sustained upon challenge by the appropriate tax authorities. Provisions for and changes to these reserves and any related net interest and penalties are included in income tax expense in the consolidated statements of operations. Significant judgment is required when evaluating our tax provisions and determining our provision for income taxes. We regularly review our tax positions and we adjust the reserves as circumstances change.

Earnings per Common Share

Basic earnings per common share (EPS) is computed by dividing net income (loss) attributable to Multi-Color Corporation by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) attributable to Multi-Color Corporation by the sum of the weighted average number of common shares outstanding during the period plus, if dilutive, potential common shares outstanding during the period. Potential common shares outstanding during the period consist of restricted shares and the incremental common shares issuable upon the exercise of stock options and are reflected in diluted EPS by application of the treasury stock method.

Derivative Financial Instruments

The Company accounts for derivative financial instruments by recognizing derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value and recognizing the resulting gains or losses as adjustments to the consolidated statements of operations or accumulated other comprehensive income (loss). The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

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

Foreign Exchange

The functional currency of each of the Company’s subsidiaries is generally the currency of the country in which the subsidiary operates or the U.S. Dollar. Assets and liabilities of foreign operations are translated using period end exchange rates, and revenues and expenses are translated using average exchange rates during each period. Translation (gains) and losses are reported in accumulated other comprehensive loss as a component of stockholders’ equity and were $136,726, $(93,892) and $25,254 during 2019, 2018 and 2017, respectively. Transaction gains and (losses) are reported in other income and expense in the consolidated statements of operations and were $149, $3,899 and $(533) during 2019, 2018 and 2017, respectively.

New Accounting Pronouncements

On April 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all related amendments, which provides revised guidance for revenue recognition. We adopted this guidance using the modified retrospective transition method, which means that periods beginning in fiscal 2019 are reported under this guidance while prior periods continue to be reported under previous guidance. See Note 3.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220),” which permits the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income (AOCI) to retained earnings. This new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which for the Company is the fiscal year beginning April 1, 2019. Early adoption is permitted, and the update must be applied either at the beginning of the period of adoption or retrospectively to each period in which the effects of the Tax Act related to items remaining in AOCI are recognized. The Company elected to early adopt this update in the second quarter of fiscal 2019. As part of this adoption, the Company elected to reclassify $1,750 of stranded income tax effects of the Tax Act from AOCI to retained earnings at the beginning of the second quarter of fiscal 2019.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other,” which simplifies the accounting for goodwill impairment. This update removes step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This update is effective for any annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, which for the Company is any annual or interim goodwill impairment tests performed after April 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company elected to early adopt this update in the fourth quarter of fiscal 2019. Under the new guidance, the Company recognized goodwill impairment charges of $99,155 during the fourth quarter of fiscal 2019. See Note 8.

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

We will adopt the standard using the modified retrospective method which will be applied to leases that exist or are entered into on or after April 1, 2019. As a result, we will not adjust our comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company will elect to utilize the package of practical expedients that allows entities to 1) not reassess whether any expired or existing contracts are or contain leases, 2) retain the existing classification of lease contracts as of the date of adoption, and 3) not reassess initial direct costs for any existing leases. The Company is in the final stages of evaluating its existing lease portfolio and is continuing to assess and quantify the amount of right-of-use assets and lease liabilities that will be included on its balance sheet as of April 1, 2019, with an estimated amount of $125,000.

The Company is in the process of implementing a new lease accounting and administration software solution to manage and account for leases under the new guidance and is updating certain of its business processes and internal controls to meet the reporting and disclosure requirements of the new standard. We believe that the new standard will have a material impact on our consolidated balance sheet due to the recognition of right-of-use assets and liabilities for our operating leases, but it is not expected to have a material impact on our statements of operations or cash flows. The ASU will also require disclosures to allow financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the consolidated financial statements.

(3) Revenue Recognition

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

We adopted the standard by applying the modified retrospective method to all contracts that were not completed as of the adoption date. The aggregate effect of any modifications to those contracts was reflected in identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the price to the satisfied and unsatisfied performance obligations as of the adoption date. Accordingly, the comparative statements of operations and comparative balance sheet have not been restated.

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

	Balance sheet location	March 31, 2019	April 1, 2018
Contract assets	Other current assets	$29,143	$31,001
Contract liabilities	Accrued expenses and other liabilities	(10,654)	(11,750)

Net contract assets and liabilities		$18,489	$19,251

MCC recognized revenues of $10,760 during fiscal year 2019, that were included in contract liabilities as of March 31, 2018.

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

The following table summarizes the March 31, 2019 consolidated statements of operations and consolidated balance sheet as if ASU 2014-09 had not been adopted and the adjustment required upon adoption of ASU 2014-09.

	Fiscal Year ended March 31, 2019
	As Reported	Adjustments	Previous Standard
Condensed Consolidated Statement of Income:
Net revenues	$1,725,554	$3,349	$1,728,903
Cost of revenues	1,403,634	2,713	1,406,347

Gross profit	321,920	636	322,556
Selling, general and administrative expenses	160,710	67	160,777
Operating income	61,344	569	61,913
Income tax benefit	12,332	206	12,538
Net income (loss)	(28,667)	363	(28,304)

	As of March 31, 2019
	As Reported	Adjustments	Previous Standard
Condensed Consolidated Balance Sheet:
Assets:
Accounts receivable, net	$300,945	$(169)	$300,776
Inventories, net	144,235	15,494	159,729
Other current assets	40,769	(18,230)	22,539
Liabilities and Stockholders’ Equity:
Accrued expenses and other liabilities	$94,739	$347	$95,086
Deferred income tax liabilities	160,017	(919)	159,098
Accumulated other comprehensive loss	(126,166)	5	(126,161)
Retained earnings	355,973	(2,338)	353,635

The following table presents our net revenues disaggregated by region and timing of revenue recognition for the fiscal year ended March 31, 2019.

	Fiscal Year ended March 31, 2019
	Point-in-time	Over-time
North America	$550,851	$224,380
Europe	672,349	3,970
Asia Pacific and Africa	246,657	2,684
South America	24,663	—

Total	$1,494,520	$231,034

(4) ACQUISITIONS

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

The cash portion of the purchase price was funded through the 4.875% Senior Notes due 2025 and funds from the Credit Agreement (see Note 9). The purchase price included deferred payments with a total fair value of $3,901, estimated as of the acquisition date, of which $807 was paid during the three months ended June 30, 2018 with the remaining to be paid out approximately 90 days after December 31, 2018, 2019 and 2020. In addition, the purchase price includes future performance based earnouts with a total fair value of $9,026, estimated as of the acquisition date. The future value of the earnouts is dependent upon whether the Verstraete in Mould Labels N.V. (Verstraete) business, which was acquired in conjunction with the Constantia Labels’ acquisition, meets or exceeds certain agreed upon EBITA (earnings before interest, taxes, and amortization) metrics over the three to five-year period following the acquisition. The earnouts have a minimum future payout of zero, and the maximum amount of the future payout is based on the amount of EBITA growth achieved relative to calendar 2017. The earnouts may be paid out approximately 90 days after December 31, 2020, 2021 or 2022. Net cash acquired includes $49,725 of cash acquired less $38,491 of assumed bank debt and capital leases. The Company spent $17,379 in acquisition expenses related to the Constantia Labels acquisition. These expenses were recorded in selling, general and administrative expenses in the consolidated statements of operations as follows: $18 in the third quarter of fiscal 2017, $744 in the first quarter of fiscal 2018, $3,545 in the second quarter of fiscal 2018, $11,299 in the third quarter of fiscal 2018, $632 in the fourth quarter of fiscal 2018, $1,246 in the first quarter of fiscal 2019 and a credit of $(105) in the second quarter of fiscal 2019.

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

The liabilities assumed in the Constantia Labels acquisition included a contingent liability of $9,671, estimated as of the acquisition date based on the Company’s best estimate. The contingent liability, payable to the pre-Constantia Flexibles owners of the respective entities, was based on future earnings of certain entities acquired. In the fourth quarter of fiscal 2018, $7,523 of the contingent liability was paid. The remaining contingent liability was paid during the three months ended March 31, 2019.

The fair value of the noncontrolling interests for Constantia Labels was estimated based on market valuations performed by an independent third party using a combination of: (i) an income approach based on expected future discounted cash flows; and (ii) an asset approach. During fiscal 2019, the Company increased its valuation of the noncontrolling interests for Constantia Labels by $1,200.

During fiscal 2019, goodwill decreased by $33,772 related to measurement period adjustments for the Constantia Labels acquisition. The measurement period adjustments primarily consisted of increases of $33,607 and $22,400 related to the valuation of property, plant and equipment and intangible assets, respectively, and decreases of $4,881 and $4,846 related to the valuation of net cash acquired (primarily due to the valuation of capital leases) and inventories, respectively. In addition, the valuation of deferred tax liabilities increased by $11,195 and accrued income taxes decreased by $3,574 due to completion of the final valuation of current and deferred income tax assets and liabilities.

During fiscal 2019, we recognized a $(4,055) credit to depreciation expense and $911 of amortization expense that would have been recognized in fiscal 2018 if the adjustments to provisional amounts were recognized as of the Constantia Labels’ acquisition date of October 31, 2017.

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

Pro Forma Information

The following table provides the unaudited pro forma results of operations for the year ended March 31, 2018 and 2017 as if Constantia Labels had been acquired as of the beginning of fiscal year 2017. However, pro forma results do not include any anticipated synergies from the combination of the companies, and accordingly, are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated or that may result in the future.

	2018	2017
Net revenues	$1,718,924	$1,588,090
Net income attributable to Multi-Color	87,147	78,768
Diluted earnings per share	4.24	3.86

The following is a reconciliation of actual net revenues and net income attributable to Multi-Color Corporation to unaudited pro forma net revenues and net income:

	2018		2017
	Net revenues	Net income attributable to Multi-Color	Net revenues	Net income attributable to Multi-Color
Multi-Color Corporation actual results	$1,300,912	$71,951	$923,295	$60,996
Constantia Labels actual results (1)	418,012	23,426	664,795	52,109
Pro forma adjustments	—	(8,230)	—	(34,337)

Pro forma results	$1,718,924	$87,147	$1,588,090	$78,768

(1)

Constantia Labels actual results include the seven months pre-acquisition in fiscal 2018 and 12 months in fiscal 2017. Constantia Labels results for the five months post-acquisition in fiscal 2018 are included in the Multi-Color Corporation actual results.

The following table identifies the unaudited pro forma adjustments:

	2018	2017
Constantia Labels financing costs	$9,689	$15,524
Acquisition transaction costs	16,220	18
Incremental depreciation and amortization costs	(8,468)	(14,667)
Incremental interest costs	(29,368)	(50,639)
Tax effect of adjustments	3,697	15,427

Pro forma adjustments	$(8,230)	$(34,337)

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

On August 3, 2017, the Company acquired 100% of GEWA Etiketten GmbH (GEWA), including the remaining 2.4% of the common shares of GIP (see below), for $21,846 plus net debt assumed of $5,228. Upon closing, $2,185 of the purchase price was deposited into an escrow account and was released to the seller on the 18-month anniversary of the closing date in accordance with the purchase agreement. The escrow amount was to fund certain potential indemnification obligations of the seller with respect to the transaction. GEWA is located in Bingen am Rhein, Germany and specializes in producing pressure sensitive labels for the wine and spirits market.

On January 3, 2017, the Company acquired 100% of Graphix Labels and Packaging Pty Ltd. (Graphix) for $17,261. The purchase price included a deferred payment of $1,631 that was paid in the three months ended March 31, 2019. Graphix is located in Melbourne, Victoria, Australia and specializes in producing labels for both the food & beverage and wine & spirits markets.

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

The results of operations of the acquisitions described above within this “Other Acquisition Activity” section have been included in the consolidated financial statements since the respective dates of acquisition and have been determined to be immaterial for purposes of additional disclosure.

Sale of Southeast Asian durables business

On July 3, 2017, the Company sold its 60% controlling interest in its Southeast Asian durables business to its minority shareholders for $3,620 in net cash proceeds. The Company recognized a loss of $512 on the sale of the business, which was recognized in other expense in the consolidated statements of operations.

(5) ACCOUNTS RECEIVABLE ALLOWANCE

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

	2019	2018	2017
Balance at beginning of year	$2,704	$2,273	$2,497
Provision	312	319	234
Accounts written-off	(281)	(62)	(384)
Foreign exchange	(137)	174	(74)

Balance at end of year	$2,598	$2,704	$2,273

(6) INVENTORIES

The Company’s inventories as of March 31 consisted of the following:

	2019	2018
Finished goods	$60,493	$80,845
Work-in-process	21,010	21,156
Raw materials	62,732	65,949

Total inventories, net	$144,235	$167,950

(7) PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment as of March 31 consisted of the following:

	2019	2018
Land	$19,095	$13,766
Buildings, building improvements and leasehold improvements	123,517	114,790
Machinery and equipment	603,882	535,142
Furniture, fixtures, computer equipment and software	42,049	50,779
Construction in progress	24,313	31,505

Property, plant and equipment, gross	812,856	745,982
Accumulated depreciation	(284,779)	(235,980)

Property, plant and equipment, net	$528,077	$510,002

Total depreciation expense for 2019, 2018 and 2017 was $60,474, $46,913 and $33,480, respectively.

As a result of our decision to close certain manufacturing facilities during fiscal 2019 and 2018, the Company determined that it was more likely than not that certain fixed assets at these facilities would be sold or otherwise disposed of significantly before the end of their estimated useful lives.

As a result of the decision to close our manufacturing facility located in Cowansville, Canada, during fiscal 2019, non-cash fixed asset impairment charges of $309 were recorded to adjust the carrying value of certain machinery and equipment to their estimated fair value, less costs to sell, which were determined based on a quoted market price.

As a result of the decision to consolidate our manufacturing facility located in Merignac, France into our existing facility in Libourne, France during fiscal 2018, non-cash fixed asset impairment charges of $125 were recorded, primarily to write off land and building improvements that were not transferred to Libourne and were abandoned.

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

These asset impairment charges were recorded in facility closure expenses in the consolidated statements of operations. See Note 21 for further information on these facility closures.

In addition, the Company performed impairment testing on long-lived assets at certain manufacturing locations during fiscal 2019 and 2018 due to the existence of impairment indicators. The estimated undiscounted future cash flows associated with the long-lived assets were greater than their carrying values, and therefore, no impairment was present in either of these two years.

(8) GOODWILL AND INTANGIBLE ASSETS

The changes in the Company’s goodwill consisted of the following:

	2019	2018
Balance at beginning of year
Goodwill, gross	$1,210,179	$424,941
Accumulated impairment losses	(13,545)	(12,391)

Goodwill, net	1,196,634	412,550
Activity during the year
Acquisitions	—	721,874
Adjustments to prior year acquisitions	(34,478)	(359)
Currency translation	(84,457)	63,096
Impairment	(99,155)	—
Sale of Southeast Asian durables business	—	(527)

Balance at end of year
Goodwill, gross	1,089,010	1,210,179
Accumulated impairment losses	(110,466)	(13,545)

Goodwill, net	$978,544	$1,196,634

See Note 4 for further information regarding acquisitions.

In conjunction with our annual impairment tests as of January 31, 2019 and January 31, 2018, the Company performed quantitative assessments for all of our reporting units. The impairment tests compare the fair value of each reporting unit to its carrying value. We estimated the fair value of each reporting unit using a combination of: (i) a market approach based on multiples of revenue and EBITDA from recent comparable transactions and other market data; and (ii) an income approach based on expected future cash flows discounted at rates ranging between 8.5% to 13.0% in 2019 and 8.5% to 11.5% in 2018. The discount rate reflects the risk associated with each respective reporting unit, including the industry and geographies in which they operate. In fiscal 2019, the market and income approaches were weighted 25% and 75%, respectively, based on judgment of the comparability of the recent transactions and the risks inherent in estimating future cash flows. We considered recent economic and industry trends, as well as risk in executing our current plans from the perspective of a hypothetical buyer in estimating expected future cash flows in the income approach.

For most of our reporting units, the impairment test did not indicate impairment as the estimated fair value of the reporting units exceeded the carrying amount. For two of our reporting units, In-Mold Labels Food & Beverage and Europe Food & Beverage, both of which were acquired in fiscal 2018 as part of the Constantia Labels acquisition, the carrying amounts exceeded the estimated fair value of the reporting units.

During the fourth quarter of fiscal 2019, the Company adopted ASC 2017-14, which removes step 2 of the goodwill impairment test. Goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. See Note 2 for further details. As such, the excess of the carrying value over the fair value for IML Food & Beverage and Europe Food & Beverage of $85,109 and $14,046, respectively, were recorded as non-cash goodwill impairment charges during the fourth quarter of fiscal 2019 and resulted in a reduction in goodwill. The impairment charges were a result of changes in expectations for future growth as part of our fourth quarter long-term strategic planning process.

Significant assumptions used to estimate the fair value of our reporting units include estimates of future cash flows, discount rates and multiples of revenue and EBITDA. These assumptions are typically not considered individually because assumptions used to select one variable should also be considered when selecting other variables; however, sensitivity of the overall fair value assessment to each significant variable was also considered.

No events or changes in circumstances occurred in 2019 and 2018 that required goodwill impairment testing in between annual tests.

The Company’s intangible assets as of March 31 consisted of the following:

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$641,385	$(119,821)	$521,564	$648,273	$(87,560)	$560,713
Technologies	21,540	(8,512)	13,028	21,721	(3,586)	18,135
Trademarks and trade names	4,372	(1,635)	2,737	99	(66)	33
Non-compete agreements	3,824	(2,957)	867	3,880	(2,528)	1,352

Total	$671,121	$(132,925)	$538,196	$673,973	$(93,740)	$580,233

The intangible assets were established in connection with completed acquisitions. They are amortized, using the straight-line method, over their estimated useful lives based on a number of assumptions including customer attrition rates, percentage of revenue attributable to technologies, royalty rates and projected future revenue growth. The weighted-average amortization period for the intangible assets acquired in fiscal 2018 is 18 years. There were no acquisitions in fiscal 2019. Total amortization expense of intangible assets for 2019, 2018 and 2017 was $43,618, $26,009 and $14,425, respectively.

The estimated useful lives for each intangible asset class are as follows:

Customer relationships	9 to 21 years
Technologies	1 to 8 years
Trademarks and trade names	1 to 4 years
Non-compete agreements	2 to 7 years

The annual estimated amortization expense for future years is as follows:

Fiscal 2020	$42,079
Fiscal 2021	41,635
Fiscal 2022	40,326
Fiscal 2023	37,300
Fiscal 2024	34,183
Thereafter	342,673

Total	$538,196

The Company performed impairment testing on long-lived assets, including intangibles, at certain manufacturing locations during fiscal 2019 and 2018 due to the existence of impairment indicators. The estimated undiscounted future cash flows associated with the long-lived assets were greater than their carrying values, and therefore, no impairment was present in either of these two years related to intangible assets.

(9) DEBT

The components of the Company’s debt as of March 31 consisted of the following:

	2019			2018
	Principal	Unamortized Debt Issuance Costs	Debt Less Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs	Debt Less Unamortized Debt Issuance Costs
6.125% Senior Notes (1)	$250,000	$(2,473)	$247,527	$250,000	$(3,148)	$246,852
4.875% Senior Notes (1)	600,000	(8,420)	591,580	600,000	(9,699)	590,301
Credit Agreement
Term Loan A Facility (2)	135,625	(3,125)	132,500	148,125	(3,996)	144,129
Term Loan B Facility (3)	493,750	(5,165)	488,585	498,750	(6,280)	492,470
U.S. Revolving Credit Facility (4) (5)	—	—	—	56,945	(5,442)	51,503
Australian Revolving Sub-Facility (4)	35,977	(473)	35,504	33,033	(605)	32,428
Capital leases	36,255	—	36,255	36,288	—	36,288
Other subsidiary debt	5,402	—	5,402	4,714	—	4,714

Total debt	1,557,009	(19,656)	1,537,353	1,627,855	(29,170)	1,598,685
Less current portion of debt	(23,059)	—	(23,059)	(20,864)	—	(20,864)

Total long-term debt	$1,533,950	$(19,656)	$1,514,294	$1,606,991	$(29,170)	$1,577,821

(1)	The 6.125% Senior Notes are due on December 1, 2022. The 4.875% Senior Notes are due on November 1, 2025.
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

(5)

Unamortized debt issuance costs related to the U.S. Revolving Credit Facility were reclassified to prepaid expenses and other long-term assets in the consolidated balance sheet as of March 31, 2019, as there are no borrowings outstanding on the U.S. Revolving Credit Facility as of March 31, 2019.

The carrying value of debt under the Credit Agreement approximates fair value. The fair value of the Senior Notes is based on observable inputs, including quoted market prices (Level 2). The fair values of the 4.875% Senior Notes and 6.125% Senior Notes were approximately $616,500 and $257,188, respectively, as of March 31, 2019. The fair values of the 4.875% Senior Notes and 6.125% Senior Notes were approximately $564,000 and $258,750, respectively, as of March 31, 2018.

The following is a schedule of future annual principal payments as of March 31, 2019:

	Debt	Capital Leases	Total
Fiscal 2020	$18,509	$4,550	$23,059
Fiscal 2021	17,331	3,999	21,330
Fiscal 2022	22,005	3,107	25,112
Fiscal 2023	389,158	2,925	392,083
Fiscal 2024	5,000	2,635	7,635
Thereafter	1,068,751	19,039	1,087,790

Total	$1,520,754	$36,255	$1,557,009

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

The weighted average interest rates on the Company’s borrowings are as follows:

	March 31, 2019	March 31, 2018
Term Loan A Facility	4.50%	4.13%
Term Loan B Facility	4.50%	4.13%
U.S. Revolving Credit Facility	—	4.42%
Australian Revolving Sub-Facility	3.85%	4.13%

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

The Credit Agreement, the indenture governing the 4.875% Senior Notes (the “4.875% Senior Notes Indenture”) and the indenture governing the 6.125% Senior Notes (the “6.125% Senior Notes Indenture”) and together with the 4.875% Senior Notes Indenture, (the “Indentures”) limit the Company’s ability to incur additional indebtedness. Additional covenants contained in the Credit Agreement and the Indentures, among other things, restrict the ability of the Company to dispose of assets, incur guarantee obligations, make restricted payments, create liens, make equity or debt investments, change the business conducted by the Company and its subsidiaries, and engage in certain transactions with affiliates. Under the Credit Agreement and the Indentures, certain changes in control of the Company could result in the occurrence of an Event of Default. In addition, the Credit Agreement limits the ability of the Company to modify terms of the Indentures. As of March 31, 2019, the Company was in compliance with the covenants in the Credit Agreement and the Indentures.

Available borrowings under the U.S. Revolving Credit Facility and Australian Revolving Sub-Facility were $354,241 and $4,023, respectively, at March 31, 2019. The Company also has various other uncommitted lines of credit available at March 31, 2019 in the aggregate amount of $23,625.

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

The Company recorded $5,085, $3,174 and $1,665 in interest expense in 2019, 2018 and 2017, respectively, in the consolidated statements of operations to amortize deferred financing costs.

The Company incurred $4,587 in commitment fees related to a senior unsecured bridge facility (the “Bridge Facility”), which were written off to interest expense upon expiration of the availability of the Bridge Facility in 2018.

Capital Leases

The present value of the net minimum payments on the capitalized leases as of March 31 is as follows:

	2019	2018
Total minimum lease payments	$44,688	$49,521
Less amount representing interest	(8,433)	(13,233)

Present value of net minimum lease payments	36,255	36,288
Current portion	(4,550)	(4,191)

Capitalized lease obligations, less current portion	$31,705	$32,097

Included in the consolidated balance sheet as of March 31, 2019 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $42,710 and $6,336, respectively. Included in the consolidated balance sheet as of March 31, 2018 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $49,640 and $9,841, respectively. The capitalized leases carry interest rates from 0.97% to 12.25% and mature from fiscal 2020 to fiscal 2032.

(10) RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

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

In conjunction with entering into the previous credit agreement on November 21, 2014 (see Note 9), the Company de-designated the Swaps as a cash flow hedge. The cumulative loss on the Swaps recorded in accumulated other comprehensive income (AOCI) at the time of de-designation was reclassified into interest expense in the same periods during which the originally hedged transactions affected earnings, as these transactions were still probable of occurring. Subsequent to November 21, 2014, changes in the fair value of the de-designated Swaps were immediately recognized in interest expense.

In conjunction with entering into the Credit Agreement (see Note 9), the Company entered into two spot non-amortizing Swaps with a total notional amount of $300,000 to convert variable rate debt to fixed rate debt. These Swaps became effective October 2017, expired in October 2018, and resulted in interest payments of 1.5625% plus the applicable margin per the requirements in the Credit Agreement. The Company also entered into two forward starting non-amortizing Swaps with a total notional amount of $300,000 to convert variable rate debt to fixed rate debt. These Swaps became effective in October 2018, will expire in October 2022, and result in interest payments of 2.1345% plus the applicable margin per the requirements in the Credit Agreement. In addition, the Company entered into a forward starting non-amortizing Swap with a total notional amount of $100,000 to convert variable rate debt to fixed rate debt. This Swap will become effective in May 2019, will expire in October 2022, and will result in interest payments of 2.8060% plus the applicable margin per the requirements of the Credit Agreement.

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

The Company periodically enters into foreign currency forward contracts to fix the purchase price of foreign currency denominated firm commitments. Certain of these forward contracts are designated as fair value hedges and changes in the fair value of the contracts are recorded in other income and expense in the consolidated statements of operations in the same period during which the related hedged items affect the consolidated statements of operations. In addition, the Company periodically enters into short-term foreign currency forward contracts to fix the U.S. Dollar value of certain intercompany loan payments, which typically settle in the following quarter. During 2019 and 2018, these forward contracts were not designated as hedging instruments; therefore, changes in the fair value of the contracts were immediately recognized in other income and expense in the consolidated statements of operations.

In June 2018, the Company began entering into foreign exchange forward contracts to fix the purchase price in U.S. Dollars of foreign currency denominated raw materials. These forward contracts are designated as cash flow hedges with gains and losses, net of tax, measured on an ongoing basis, recorded in AOCI.

Net Investment Hedging

In September 2017, as a means of managing foreign currency risk related to our significant operations in Europe, the Company executed four fixed-for-fixed cross currency swaps, in which the Company will pay Euros and receive U.S. Dollars with a combined notional amount of €400,000, which mature in November 2025. This will effectively convert U.S. Dollar denominated debt to Euro denominated debt.    The Company designated €205,000 of swap notional as a net investment hedge of the Company’s net investment in our European operations under ASU 2017-12 and applied the spot method to these hedges.    Changes in fair value of the derivative instruments that were designated and qualified as hedges of net investments in foreign operations were recognized in AOCI to offset changes in the values of the net investments being hedged.

The remaining €195,000 of swap notional was not designated as an accounting hedge in September 2017. Therefore, changes in fair value of the derivative instruments were recognized in other income and expense in the consolidated statements of operations. Subsequently, in November 2017, the Company formally designated the remaining €195,000 of swap notional as a net investment hedge under ASU 2017-12, bringing the total designated notional value to €400,000. Effective November 1, 2017, hedge accounting was applied to the newly designated swap notional of €195,000.

Disclosures about Derivative Instruments

All of the Company’s derivative assets and liabilities measured at fair value are classified as Level 2 within the fair value hierarchy. The Company determines the fair values of its derivatives based on valuation models which project future cash flows and discount the future amounts to a present value using market based observable inputs including interest rate curves, foreign currency rates, futures and basis point spreads, as applicable. The fair values of qualifying and non-qualifying instruments used in hedging transactions as of March 31, 2019 and 2018 are as follows:

		Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2019	2018
Assets:
Cross currency swaps (Net investment hedges)	Other current assets	$5,127	$4,295
Interest rate swaps (Cash flow hedges)	Other current assets	743	920
Foreign exchange forward contracts (Fair value hedges)	Other current assets	—	127
Foreign exchange forward contracts (Cash flow hedges)	Other current assets	5	0
Interest rate swaps (Cash flow hedges)	Other long-term assets	—	4,956
Liabilities:
Interest rate swaps (Cash flow hedges)	Other current liabilities	$377	$—
Foreign exchange forward contracts (Fair value hedges)	Other current liabilities	234	190
Foreign exchange forward contracts (Cash flow hedges)	Other current liabilities	345	—
Cross currency swaps (Net investment hedges)	Other long-term liabilities	1,563	50,019
Interest rate swaps (Cash flow hedges)	Other long-term liabilities	2,353	—

		Fair Value
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2019	2018
Assets:
Foreign exchange forward contracts	Other current assets	$26	$—
Liabilities:
Foreign exchange forward contracts	Other current liabilities	$30	$127

The amounts of gains and (losses) recognized in AOCI net of reclassifications into earnings, during the twelve months ended March 31, 2019 and 2018 are as follows:

Derivatives Designated as Hedging Instruments	2019	2018
Cross currency swaps (Net investment hedges) (1)	$36,545	$(29,667)
Interest rate swaps (Cash flow hedges)	(6,111)	4,259
Foreign exchange forward contracts	(527)	—

(1)

The net gain of $36,545 recognized in OCI on the cross currency swaps in a net investment hedge as of March 31, 2019 is comprised of an excluded component gain of $4,833 and an undiscounted spot gain of $43,480, net of tax of $(11,768).

The amounts of gains and (losses) reclassified from AOCI into earnings for the twelve months ended March 31, 2019 and 2018 are as follows:

Derivatives Designated as Hedging Instruments	2019	2018
Cross currency swaps (1)	$5,226	$4,234
Interest rate swaps (2)	674	(101)
Foreign exchange forward contracts (2)	(588)	—

(1)	The Company had a $5,226 excluded component gain in AOCI which was recognized into income during the twelve months ended March 31, 2019.
(2)	During the next 12 months, $26 of gains included in the March 31, 2019 AOCI balance are expected to be reclassified into interest expense.

The amounts of gains and (losses) included in earnings from qualifying and non-qualifying financial instruments used in hedging transactions for the twelve months ended March 31, 2019 and 2018 are as follows:

Derivatives Not Designated as Hedging Instruments	Statement of Income Location	2019	2018
Foreign currency contract-Constantia purchase price	Other income (expense), net	$—	$8,109
Foreign currency contracts-Other	Other income (expense), net	6,161	(7,198)
Gain (loss) on underlying hedged items	Other income (expense), net	(5,340)	6,510
Cross currency swaps	Interest expense	976	(4,018)

Derivatives Designated as Hedging Instruments	Statement of Income Location	2019	2018
Foreign exchange forward contracts (Fair value hedges)	Other income (expense), net	$(46)	$(245)
Gain on underlying hedged items	Other income (expense), net	46	245

(11) ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s accrued expenses and other liabilities as of March 31 consisted of the following:

	2019	2018
Accrued payroll and benefits	$41,441	$45,418
Accrued income taxes	6,632	13,838
Professional fees	4,534	1,965
Accrued taxes other than income taxes	1,671	4,682
Accrued interest	13,746	16,480
Customer rebates	3,750	2,578
Exit and disposal costs related to facility closures	210	457
Deferred payments	1,881	9,735
Deferred revenue	10,654	11,887
Derivative liabilities	986	317
Other	9,234	6,665

Total accrued expenses and other liabilities	$94,739	$114,022

(12) EMPLOYEE BENEFIT PLANS

The Company maintains a 401K retirement savings plan (Plan) for U.S. employees who meet certain service requirements. The Plan provides for voluntary contributions by eligible U.S. employees up to a specified maximum percentage of gross pay. At the discretion of the Company’s Board of Directors, the Company may contribute a specified matching percentage of the employee contributions. The Company also makes contributions to various retirement savings plans for Australian employees as required by law equal to 9% of gross pay and to other voluntary and involuntary defined contribution plans in Scotland, China, Malaysia and other subsidiaries outside the U.S. Company contributions to these retirement savings plans were $10,194, $7,217 and $5,189 in 2019, 2018 and 2017, respectively.

The Company sponsors several pension plans, including our pension plan for certain former U.S. employees as well as other subsidiary pension plans around the globe. Our U.S. pension plan is a single employer defined benefit pension plan (Pension Plan), which covers eligible union employees at our former Norway, Michigan plant who were hired prior to July 14, 1998. The Pension Plan provides benefits based on a flat payment formula and years of credited service at a normal retirement age of 65. The benefits are actuarially reduced for early retirement. The Company recorded $10, $56 and $145 of net periodic benefit cost in 2019, 2018 and 2017, respectively.

The Company used a March 31 measurement date (the fiscal year end) for the Pension Plan in 2019 and 2018. The Pension Plan’s benefit obligation was $1,071 and $1,008 as of March 31, 2019 and 2018, respectively. The fair value of the Pension Plan’s assets was $632 and $498 as of March 31, 2019 and 2018, respectively. As of March 31, 2019 and 2018, the Pension Plan’s unfunded obligation was $439 and $510, respectively.

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

The Company’s largest defined benefit postretirement plan outside the U.S. covers eligible employees at our Münden, Germany plant (Münden Plan). The Münden Plan recorded $18 and $47 of net periodic benefit cost in 2019 and 2018, respectively. The Münden Plan’s benefit obligation, plan assets and unfunded obligation as of March 31, 2019 were $3,028, $2,958 and $70, respectively. The Münden Plan’s benefit obligation, plan assets and unfunded obligation as of March 31, 2018 were $3,075, $3,037 and $38, respectively.

(13) INCOME TAXES

Earnings before income taxes were as follows:

	2019	2018	2017
U.S.	$29,964	$6,848	$65,113
Foreign	(46,299)	46,854	23,100

Total	$(16,335)	$53,702	$88,213

The provision (benefit) for income taxes as of March 31 includes the following components:

	2019	2018	2017
Current:
Federal	$420	$2,783	$16,889
State and local	2,306	611	2,498
Foreign	15,069	20,641	9,298

Total Current	17,795	24,035	28,685

Deferred:
Federal	2,438	(18,406)	987
State and local	(1,764)	70	(147)
Foreign	(6,137)	(23,894)	(2,677)

Total Deferred	(5,463)	(42,230)	(1,837)

Total	$12,332	$(18,195)	$26,848

The following is a reconciliation between the U.S. statutory federal income tax rate and the effective tax rate:

	2019	2018	2017
U.S. federal statutory rate	21.0%	31.5%	35.0%
State and local income taxes, net of federal income tax benefit	(1.9)%	0.4%	1.7%
Section 199 deduction	—	—	(1.8)%
Foreign derived intangible income deduction	4.8%	—	—
International rate differential	45.1%	(5.1)%	(3.3)%
Unrecognized tax benefits	19.4%	0.6%	(0.9)%
Foreign permanent differences	3.3%	(1.1)%	(2.1)%
Non-deductible transaction costs	(8.3)%	4.2%	0.2%
Valuation allowances	(3.6)%	2.0%	1.2%
U.S. Repatriation Tax	3.2%	5.7%	—
Goodwill impairment	(176.6)%	—	—
Share-based Compensation	1.4%	(2.5)%	—
Tax Rate Changes	18.0%	(70.8)%	—
U.S. Research & Development Credit	6.6%	-1.5%	-0.8%
Other foreign taxes	(6.9)%	1.6%	0.8%
Other	(1.0)%	1.1%	0.4%

Effective tax rate	(75.5)%	(33.9)%	30.4%

During the fourth quarter of the Company’s fiscal year ended March 31, 2019, a goodwill impairment was recorded on various entities for which a tax deduction is not permitted. See Note 8 for additional details.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, lowering U.S. corporate income tax rates and implementing a territorial tax system. As the Company has a March 31 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a U.S. statutory federal rate of 31.5% for the Company’s fiscal year ending March 31, 2018, and 21% for subsequent fiscal years. The Tax Act eliminates the domestic manufacturing deduction and implements certain transitional impacts to the Company, including a one-time repatriation tax on deemed repatriation of historical earnings of foreign subsidiaries. In addition, the reduction of the U.S. corporate tax rate caused the Company to adjust the U.S. deferred tax assets and liabilities to the lower federal base rate of 21%.

As of March 31, 2018, the Company recorded a discrete net tax benefit of $18,268 as a result of the Tax Act, comprised of an estimated repatriation tax charge of $3,075 and an estimated net deferred tax benefit due to the rate change of $21,343. During the year ended March 31, 2019, the Company recorded an additional net tax benefit of $383, comprised of adjustments to the IRC 965 transition tax resulting in a net tax benefit of $528, net deferred tax benefit due to the rate change of $822, and a tax charge of $967 related to a change in the Company’s indefinite reinvestment assertion. The Company’s provisional accounting for the impact of the Tax Act was complete in the quarter ended December 31, 2018.

The majority of the Company’s earnings from foreign subsidiaries are considered permanently reinvested. The repatriation tax resulted in certain previously untaxed non-U.S. earnings being included in the U.S. federal and state 2017 taxable income. As a result of the Tax Act, the Company analyzed its global working capital requirements and the potential tax liabilities that would be incurred if certain non-U.S. subsidiaries made distributions, which include local country withholding tax and potential U.S. state taxation. At March 31, 2019, $1,189 of deferred tax was recorded for certain undistributed earnings of non-U.S. subsidiaries. Historically, no deferred taxes have been provided for any portion of the remaining undistributed earnings of the Company’s subsidiaries since these earnings have been, and will continue to be, permanently reinvested in these subsidiaries. For many reasons, including the number of legal entities and jurisdictions involved, the complexity of the Company’s legal entity structure, the complexity of tax laws in the relevant jurisdictions and the impact of projections of income for future years to any calculations, the Company believes it is not practicable to estimate, within any reasonable range, the amount of additional taxes which may be payable upon the distribution of earnings.

On December 25, 2017, a Belgian tax reform bill was signed into law. The bill revises the future ongoing Belgian corporate income tax by, among other things, lowering the Belgian corporate income tax rates and implementing a group consolidation system. The reduction of the Belgian corporate income tax rate caused us to adjust our Belgian deferred tax assets and liabilities to the newly enacted tax rates. For year ended March 31, 2018, the Company recognized a net deferred tax benefit of $15,164 due to the rate change. As of March 31, 2019, the Company recognized an additional net deferred tax benefit of $2,268 due to the rate change.

Effective April 1, 2017, the Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” As part of the adoption, the Company recognizes excess tax benefits or detriments for share-based payments as a reduction of or add-back to income tax expense. For the year ended March 31, 2018 and March 31, 2019, the Company recognized $1,462 and $227, respectively, as discrete benefits in income tax expense related to share-based compensation. Due to the nature of share-based payment exercise patterns, the Company will not know all the potential impacts of the update until the end of each period.

Effective April 1, 2018, the Tax Act subjects a U.S. parent to current tax on its “global intangible low-taxed income” (“GILTI”). The Company does not anticipate incurring a GILTI liability in fiscal year 2019, however, to the extent that expense is incurred under the GILTI provisions, the Company will treat it as a component of income tax expense in the period incurred.

Effective April 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all related amendments, which provides revised guidance for revenue recognition. The standard was adopted by applying the modified retrospective method and all applicable deferred tax impacts were recorded as an adjustment to retained earnings on the date of adoption.

The net deferred tax components as of March 31 consisted of the following:

	2019	2018
Deferred tax liabilities:
Book basis over tax basis of fixed assets	$(58,169)	$(44,717)
Book basis over tax basis of intangible assets	(128,273)	(135,432)
Interest rate swap	(406)	—
Deferred financing costs	(16)	(297)
Other	(5,766)	(6,370)

Total deferred tax liabilities	(192,630)	(186,816)

Deferred tax assets:
Inventory reserves	2,165	925
Interest expense carryforwards	10,674	—
Inventory capitalization	343	809
Allowance for doubtful accounts	201	242
Stock based compensation expense	1,307	1,305
Minimum pension liability	524	546
Loss carry forward amounts	35,771	25,110
Credit carry forward amounts	963	2,007
Interest rate swaps	—	9,306
State basis over tax basis of fixed assets	1,554	667
Non-deductible accruals and other	8,491	10,148
Deferred compensation	234	699
Lease obligations	6,169	4,799

Gross deferred tax asset	68,396	56,563
Valuation allowance	(31,702)	(16,870)

Net deferred tax asset	36,694	39,693

Net deferred tax liability	$(155,936)	$(147,123)

As of March 31, 2019, Multi-Color had tax-effected federal, state, and foreign operating loss carryforwards of $0, $1,516, and $34,255 respectively. As of March 31, 2018, Multi-Color had tax-effected federal, state and foreign operating loss carryforwards of $1,014, $1,922, and $22,174, respectively. The state operating loss carryforwards will expire between fiscal 2020 and fiscal 2039. The foreign operating loss carryforwards include $18,552 with no expiration date; the remainder will expire between fiscal 2021 and fiscal 2039.

As of March 31, 2019 and 2018, Multi-Color had valuation allowances of $31,702 and $16,870, respectively. As of March 31, 2019 and 2018, $31,247 and $16,454, respectively, of the valuation allowances are related to certain deferred tax assets in foreign jurisdictions due to the uncertainty of the realization of future tax benefits from those assets. The increase in the valuation allowance during the year is primarily caused by adjustments to the opening balance sheet deferred tax balances associated with recording the Constantia acquisition.

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

As of March 31, 2019 and 2018, the Company had liabilities of $5,846 and $7,038, respectively, recorded for unrecognized tax benefits for U.S. federal, state and foreign tax jurisdictions. During the years ended March 31, 2019 and 2018, the Company recognized an income tax benefit of $1,672 and expense of $120, respectively, for interest and penalties in the consolidated statements of operations. The liability for the gross amount of interest and penalties at March 31, 2019 and 2018 was $1,408 and $2,641, respectively. The liability for unrecognized tax benefits is classified in other noncurrent liabilities on the consolidated balance sheets for the portion of the liability where payment of cash is not anticipated within one year of the balance sheet date. During the year ended March 31, 2019, the Company released $5,251 of reserves, including interest and penalties, related to uncertain tax positions for which the statutes of limitations have lapsed or there was a reduction in the tax position related to a prior year. The Company believes that it is reasonably possible that $2,068 of unrecognized tax benefits as of March 31, 2019 could be released within the next 12 months due to lapse of statute of limitations and settlements of certain foreign and domestic income tax matters. The unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate are $5,453.

A summary of the activity for the Company’s unrecognized tax benefits as of March 31 is as follows:

	2019	2018
Beginning balance	$7,038	$5,665
Additions based on tax positions related to the current year	616	1,843
Additions of tax positions of prior years	1,870	833
Settlements	(146)	(1,358)
Reductions of tax positions of prior years	(233)	(44)
Lapse of applicable statutes of limitations	(3,059)	(345)
Currency translation	(240)	444

Ending balance	$5,846	$7,038

The Company files income tax returns in the U.S. federal jurisdiction, various foreign jurisdictions and various state and local jurisdictions where the statutes of limitations generally range from three to four years. At March 31, 2019, the Company is no longer subject to U.S. federal examinations by tax authorities for years before fiscal 2016. The Company is no longer subject to state and local examinations by tax authorities for years before fiscal 2015. In foreign jurisdictions, the Company is no longer subject to examinations by tax authorities for years before fiscal 1999.

(14) MAJOR CUSTOMERS

During 2019, 2018 and 2017, sales to major customers (those exceeding 10% of the Company’s net revenues in one or more of the periods presented) approximated 10%, 14% and 17%, respectively, of the Company’s consolidated net revenues. All of these sales were made to The Procter & Gamble Company.

In addition, accounts receivable balances from The Procter & Gamble Company approximated 2% and 3% of the Company’s total accounts receivable balance at March 31, 2019 and 2018, respectively. The loss or substantial reduction of the business of this major customer could have a material adverse impact on the Company’s results of operations and cash flows.

As a result of a recent procurement savings initiative conducted by our major customer, this customer has diversified its supply of certain label products produced by the Company in North America. We have provided pricing concessions to retain volume but also expect volume from this customer will be reduced. These actions resulted in softer revenues for fiscal 2019 and are expected to continue throughout fiscal 2020. The Company believes that it remains a significant supplier of labels to this customer in North America and that the Company’s global footprint and the Company’s high quality and innovative products will provide the Company the opportunity to grow its relationship with this customer in new products and regions. We expect to offset these developments by continuing to focus on organic growth and internal improvement opportunities. We believe the Company’s operating margins will enhance over the longer term as we historically achieved through continued premiumization, innovation and efficiency gains. However, the loss or continued reduction of business of our major customer could have a material adverse impact on our results of operations and cash flow.

(15) EARNINGS PER COMMON SHARE

The following is a reconciliation of the number of shares used in the basic EPS and diluted EPS computations:

	2019		2018		2017
		Per Share		Per Share		Per Share
	Shares	Amount	Shares	Amount	Shares	Amount
Basic EPS	20,468	$(1.42)	18,421	$3.91	16,879	$3.61
Effect of dilutive securities	—	—	162	(0.04)	145	(0.03)

Diluted EPS	20,468	$(1.42)	18,583	$3.87	17,024	$3.58

The Company excluded 386, 94 and 172 shares in the fiscal years ended March 31, 2019, 2018 and 2017, respectively, from the computation of diluted EPS because these shares would have an anti-dilutive effect.

(16) STOCK-BASED COMPENSATION

The Company maintains incentive plans which authorize the issuance of stock-based compensation including stock options, restricted stock and restricted share units to officers, key employees and non-employee directors. New shares are issued upon exercise of stock options or vesting of restricted stock or restricted share units. As of March 31, 2019, 894 shares of common stock remained reserved for future issuance under the 2012 Stock Incentive Plan, 2003 Stock Incentive Plan, as amended, and 2006 Director Equity Compensation Plan.

The Company measures compensation costs related to stock-based transactions at the grant date, based on the fair value of the award, and recognizes them as expense over the requisite service period.

For the year ended March 31, 2019, the Company recorded pre-tax compensation expense for stock-based incentive awards of $2,498 which increased selling, general and administrative expenses by $1,685 and cost of revenues by $813 and had an associated tax benefit of $475.

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

	2019	2018	2017
Expected life (years)	5.6	5.7	5.8
Risk-free interest rate	2.8%	1.8%	1.2%
Expected volatility	29.5%	32.4%	38.9%
Dividend yield	0.3%	0.3%	0.3%

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

A summary of the changes in the options outstanding for years ended March 31, 2019, 2018 and 2017 is shown below:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining Life	Intrinsic
	Options	Price	(Years)	Value
Outstanding at March 31, 2016	600	$34.50
Granted	32	$61.62
Exercised	(136)	$24.52		$5,664
Forfeited	(25)	$41.66

Outstanding at March 31, 2017	471	$38.84
Granted	119	$85.38
Exercised	(110)	$26.60		$5,990
Forfeited	(14)	$57.10

Outstanding at March 31, 2018	466	$53.10
Granted	45	$70.77
Exercised	(76)	$27.80		$2,403
Forfeited	(18)	$64.86

Outstanding at March 31, 2019	417	$59.09	6.4	$2,693

Exercisable at March 31, 2019	203	$45.86	5.0	$2,498
Exercisable at March 31, 2018	186	$33.72	5.0	$6,024

As of March 31, 2019, the total compensation cost related to nonvested options not yet recognized and the weighted-average period over which it is expected to be recognized is $3,474 and 2.9 years, respectively.

The weighted average grant-date fair value of options granted during the year ended March 31, 2019, 2018 and 2017 was $22.67, $27.98 and $22.72, respectively. Cash received from options exercised during the year ended March 31, 2019 was $1,556. The total grant-date fair value of options vested during the year ended March 31, 2019, 2018 and 2017 was $2,162, $1,800 and $2,062, respectively.

Restricted Stock

Restricted stock grants under the plans typically vest over a three to five year period. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant and is recognized on a straight-line basis over the period the restrictions lapse. A summary of the changes in restricted shares for the year ended March 31, 2019, 2018 and 2017 is shown below:

		Weighted Average
	Restricted	Grant Date
	Shares	Fair Value
Non-vested restricted shares at March 31, 2016	25	$55.99
Granted	8	$64.50
Vested	(15)	$51.67
Forfeited	(1)	$64.05

Non-vested restricted shares at March 31, 2017	17	$62.72
Granted	9	$85.17
Vested	(10)	$63.46
Forfeited	(3)	$72.47

Non-vested restricted shares at March 31, 2018	13	$76.17
Granted	19	$64.72
Vested	(7)	$72.88
Forfeited	—	$—

Non-vested restricted shares at March 31, 2019	25	$68.32

As of March 31, 2019, the total compensation cost related to non-vested restricted shares not yet recognized and the weighted-average period over which it is expected to be recognized was $1,204 and 2.0 years. The total grant-date fair value of restricted shares vested during the year ended March 31, 2019, 2018 and 2017 was $472, $665 and $720, respectively.

Restricted Share Units

Restricted share units (RSUs) granted under the plans vest over a three-year period, and the number of RSUs that will vest is based on the Company’s level of achievement of a certain performance target. Based on the extent to which the performance condition is met, it is possible for none of the RSUs to vest or for a range up to the maximum to vest. The cost of these awards is determined using the fair value of the Company’s common stock on the date of grant and is recognized over the requisite service period based on the Company’s estimate of the probable outcome of the performance condition. We evaluate our estimate quarterly, and the expense is adjusted for any change in our estimate of the probable outcome. A summary of the changes in restricted share units for the years ended March 31, 2019, 2018 and 2017 are shown below:

		Weighted Average
		Grant Date
	RSUs	Fair Value
Non-vested RSUs at March 31, 2016	42	$64.05
Granted	35	$61.19
Forfeited	(18)	$62.59

Non-vested RSUs at March 31, 2017	59	$62.80
Granted	19	$85.90
Vested	(12)	$64.05
Forfeited	(30)	$67.51

Non-vested RSUs at March 31, 2018	36	$70.73
Granted	46	$66.62
Vested	(10)	$61.19
Forfeited	(12)	$61.19

Non-vested RSUs at March 31, 2019	60	$71.09

As of March 31, 2019, the total compensation cost related to non-vested RSUs not yet recognized was $739 based upon the Company’s estimate of the probable outcome of the performance condition. The weighted-average period over which it is expected to be recognized was 2.2 years.

(17) GEOGRAPHIC INFORMATION

During fiscal 2018, we acquired GEWA, TP Label, Constantia Labels and began producing labels from our start-up in Auckland, New Zealand. During fiscal 2017, we acquired Italstereo, I.L.A., Graphix and GIP. All of these acquisitions expanded the Company’s geographic presence. See Note 4 for further information regarding these acquisitions. The Company now manufactures labels in the North American, Latin American, EMEA (Europe, Middle East and Africa) and Asia Pacific regions. Net revenues, based on the geographic area from which the product is shipped, for the years ended March 31 and long-lived assets by geographic area as of March 31 are as follows:

	2019	2018	2017
Net revenues:
United States	$660,275	$584,458	$511,551
Belgium	152,242	67,035	—
Germany	132,973	62,184	—
Other International	780,064	587,235	411,744

Total	$1,725,554	$1,300,912	$923,295

	2019	2018
Long-lived assets:
United States	$584,274	$649,413
Belgium (1)	408,171	(7,455)
Germany	252,533	878,106
Other International	806,594	778,902

Total	$2,051,572	$2,298,966

(1)

We allocate goodwill to our foreign and domestic locations. In fiscal 2018, negative goodwill associated with the acquisition of Constantia Labels was allocated to our plant in Belgium, as the final goodwill allocation was not complete.

(18) COMMITMENTS AND CONTINGENCIES

Operating Lease Agreements

The Company has various equipment, office and facility operating leases. Leases expire on various dates through March 2032 and some of the leases contain clauses requiring escalating rent payments. Rent expense during 2019, 2018 and 2017 was $24,380, $17,953 and $12,767, respectively.

The annual future minimum rental obligations as of March 31, 2019 are as follows:

Fiscal 2020	$22,595
Fiscal 2021	19,569
Fiscal 2022	17,297
Fiscal 2023	13,168
Fiscal 2024	7,585
Thereafter	15,877

Total	$96,091

Purchase Obligations

The Company has entered into purchase agreements for various raw materials, uniforms, supplies, utilities, other services and property, plant and equipment. Total estimated purchase obligations are $36,414 at March 31, 2019.

Litigation

The Company is subject to various legal claims and contingencies that arise out of the normal course of business, including claims related to commercial transactions, product liability, health and safety, taxes, environmental matters, employee matters and other matters. Litigation is subject to numerous uncertainties and the outcome of individual claims and contingencies is not predictable. It is possible that some legal matters for which reserves have or have not been established could result in an unfavorable outcome for the Company and any such unfavorable outcome could be of a material nature or have a material adverse effect on our financial condition, results of operations and cash flows. See Note 23 for additional litigation discussion.

(19) SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental disclosures with respect to cash flow information and non-cash investing and financing activities are as follows:

	2019	2018	2017
Supplemental Disclosures of Cash Flow Information:
Interest paid	$81,613	$32,844	$23,672
Income taxes paid, net of refunds	28,514	30,305	21,143
Supplemental Disclosures of Non-Cash Activities:
Additional minimum pension liability	$37	$(55)	$(282)
Capital expenditures incurred but not yet paid	5,958	9,958	3,323
Capital lease obligations incurred	1,882	—	864
Change in derivative contract fair value - asset position	(4,397)	10,298	—
Change in derivative contract fair value - liability position	45,434	(50,336)	225
Business combinations accounted for as a purchase:
Assets acquired (excluding cash)	$16,233	$1,612,925	$45,328
Liabilities assumed	(15,033)	(335,648)	(16,669)
Liabilities for contingent / deferred payments	—	(13,713)	242
MCC common stock issued	—	(237,820)	—
Noncontrolling interest	(1,200)	(1,100)	(62)

Net cash paid	$—	$1,024,644	$28,839

(20) ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in the Company’s accumulated other comprehensive loss by component consisted of the following:

	Foreign currency items	Gains and (losses) on derivative contracts	Defined benefit pension items	Total
Balance at March 31, 2017	$(85,593)	$—	$(202)	$(85,795)
OCI before reclassifications (1)	91,928	(22,635)	3	69,296
Amounts reclassified from AOCI	—	(2,773)	31	(2,742)

Net current period OCI	91,928	(25,408)	34	66,554

Balance at March 31, 2018	6,335	(25,408)	(168)	(19,241)
OCI before reclassifications (2)	(135,054)	33,894	(32)	(101,192)
Amounts reclassified from AOCI	—	(3,987)	4	(3,983)

Net current period OCI	(135,054)	29,907	(28)	(105,175)
ASU 2018-02 reclassifications of stranded tax effects	(244)	(1,506)	—	(1,750)

Balance at March 31, 2019	$(128,963)	$2,993	$(196)	$(126,166)

(1)	Net of tax of $9,063 and $(1) for derivative contracts and defined benefit pension items, respectively.
(2)	Net of tax of $(11,351) and $11 for derivative contracts and defined benefit pension items, respectively.

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	2019	2018
Gains and losses on cash flow hedges:
Cross currency swaps (1)	$(5,226)	$(4,234)
Interest rate swaps (1)	(674)	101
Foreign exchange forward contracts (2)	588	—
Tax	1,325	1,360

Net of tax	(3,987)	(2,773)

Defined benefit pension items:
Amortization of net actuarial losses (3)	6	7
Settlement and curtailments (3)	—	44
Tax	(2)	(20)

Net of tax	4	31

Total reclassifications, net of tax	$(3,983)	$(2,742)

(1)	Reclassified from AOCI into interest expense in the consolidated statements of operations. See Note 10.

(2)	Reclassified from AOCI into cost of revenues in the consolidated statements of operations. See Note 10.

(3)	Reclassified from AOCI into facility closure expenses in the consolidated statements of operations. These components are included in the computation of net periodic pension cost. See Note 12.

(21) FACILITY CLOSURES

Cowansville, Canada

During the three months ended March 31, 2019, the Company announced plans to close our manufacturing facility located in Cowansville, Canada. Production ceased at the facility as of March 31, 2019, and the closure is expected to be substantially completed during the first quarter of fiscal 2020.

Below is a summary of the exit and disposal costs related to the closure of the Cowansville facility:

	Total costs expected to be incurred	Total costs incurred	Cumulative costs incurred as of March 31, 2019
		2019
Severance and other termination benefits	$150	$111	$111
Other associated costs	—	—	—

Below is a reconciliation of the beginning and ending liability balances related to the exit and disposal costs:

	Balance at March 31, 2018	Amounts Expensed	Amounts Paid	Balance at March 31, 2019
Severance and other termination benefits	$—	111	(54)	$57

As a result of the decision to close our Cowansville facility, the Company determined that it was more likely than not that certain fixed assets at the Cowansville facility would be sold or otherwise disposed of significantly before the end of their estimated useful lives. During fiscal 2019, non-cash impairment charges of $309 were recorded to adjust the carrying value of certain machinery and equipment to their estimated fair value, less costs to sell, which were determined based upon a quoted market price. In addition, the Company recorded a net gain on the sale of property, plant and equipment of $55 related to assets at the Cowansville facility and wrote-off $118 in inventory that will be disposed of as a result of the closure. These items were recorded in facility closure expenses in the consolidated statements of operations in fiscal 2019.

The cumulative costs incurred in conjunction with the closure as of March 31, 2019 are $483, which were recorded in facility closure expenses in the consolidated statements of operations in fiscal 2019.

Melbourne, Australia

During the three months ended June 30, 2018, the Company announced plans to consolidate our manufacturing facility located in Melbourne, Australia into our existing facility in Notting Hill, Australia. The transition was substantially completed during the second quarter of fiscal 2019 except for restoring the facility to its original leased condition, which is expected to be completed during the first quarter of fiscal 2020.

Below is a summary of the total contractual termination benefits and exit and disposal costs related to the closure of the Melbourne facility:

	Total costs expected to be incurred	Total costs incurred	Cumulative costs incurred as of March 31, 2019
		2019
Severance and other termination benefits	$170	$170	$170
Other associated costs	700-900	612	612

Other associated costs primarily consist of costs to dismantle, transport and reassemble manufacturing equipment that was moved from Melbourne to Notting Hill, costs to prepare the Notting Hill facility for installation of the new equipment and costs to restore the facility to its original leased condition.

Below is a reconciliation of the beginning and ending liability balances related to the contractual termination benefits and exit and disposal costs:

	Balance at March 31, 2018	Amounts Expensed	Amounts Paid	Balance at March 31, 2019
Severance and other termination benefits	$—	170	(170)	$—
Other associated costs	$—	612	(459)	$153

The cumulative costs incurred in conjunction with the closure are $782, which were recorded in integration expenses within selling, general and administrative expenses in the consolidated statements of operations in fiscal 2019.

Merignac, France

During the three months ended September 30, 2017, the Company announced plans to consolidate our manufacturing facility located in Merignac, France into our existing facility in Libourne, France. The transition was substantially completed in the third quarter of fiscal 2018.

Below is a summary of the total contractual termination benefits and exit and disposal costs related to the closure of the Merignac facility:

	Total costs expected to be incurred	Total costs incurred		Cumulative costs incurred as of March 31, 2019
		2019	2018
Severance and other termination benefits	$663	$(40)	$703	$663
Other associated costs	566-750	220	347	567

Other associated costs primarily consisted of costs to dismantle, transport and reassemble manufacturing equipment that was moved to other manufacturing facilities and ongoing costs related to the leased facility until expiration or early termination of the related lease agreement.

Below is a reconciliation of the beginning and ending liability balances related to the contractual termination benefits and exit and disposal costs:

	Balance at March 31, 2018	Amounts Expensed	Amounts Paid	Balance at March 31, 2019
Severance and other termination benefits	$457	(40)	(417)	$—
Other associated costs	$—	220	(220)	$—

As a result of the decision to close our Merignac facility, the Company determined that it was more likely than not that certain fixed assets at the Merignac facility would be sold or otherwise disposed of significantly before the end of their estimated useful lives. During fiscal 2018, non-cash impairment charges of $125 related to these assets were recorded to write off land and building improvements that will not be transferred to Libourne and will be abandoned. In addition, the Company recorded a net loss on the sale of property, plant and equipment of $48 and $42 related to assets in Merignac that were not transferred to Libourne and were sold or abandoned during fiscal

2019 and 2018, respectively. In fiscal 2018, the Company reversed $102 in accrued pension related to employees that were terminated in conjunction with the closure. These items were recorded in facility closure expenses in the consolidated statements of operations.

The cumulative costs incurred in conjunction with the closure as of March 31, 2019 are $1,343, which were recorded in facility closure expenses in the consolidated statements of operations, $228 and $1,115 in fiscal 2019 and 2018, respectively.

Dormans, France

During the three months ended June 30, 2017, the Company announced plans to close our manufacturing facility located in Dormans, France. Production at the facility ceased during the first quarter of fiscal 2018, and closure activities were substantially completed during the fourth quarter of fiscal 2018.

Below is a summary of the exit and disposal costs related to the closure of the Dormans facility:

2018
Severance and other termination benefits	$106
Other associated costs	23

Other associated costs primarily consisted of costs to dismantle, transport and reassemble manufacturing equipment that was moved to other manufacturing facilities.

During fiscal 2018, the Company recorded non-cash impairment charges of $25 to adjust the carrying value of the land and building held for sale at the Dormans facility to their estimated fair value, less costs to sell, which were determined based on a quoted market price. The land and building at the Dormans facility were sold during fiscal 2018. During fiscal 2018, the Company recorded a net loss on the disposal of property, plant and equipment of $59 related to assets in Dormans that were not transferred to other facilities and were sold or abandoned. In addition, the Company wrote-off $47 in raw materials that were not transferred to other facilities. These items were recorded in facility closure expenses in the consolidated statements of operations.

The cumulative costs incurred in conjunction with the closure as of March 31, 2019 are $260, which were recorded in facility closure expenses in the consolidated statements of operations in fiscal 2018.

Sonoma, California

On January 19, 2016, the Company announced plans to consolidate our manufacturing facility located in Sonoma, California, into our existing facility in Napa, California. The transition was substantially completed in the third quarter of fiscal 2017.

During fiscal 2017, the Company incurred the following exit and disposal costs related to the closure of the Sonoma facility, which were recorded in facility closure expenses in the consolidated statements of operations:

2017
Severance and other termination benefits	$6
Other associated costs	91

Other associated costs primarily consisted of costs to dismantle, transport and reassemble manufacturing equipment that was moved from Sonoma to Napa.

During fiscal 2017, the Company recorded a net gain on the sale of property, plant and equipment of $185 related to assets in Sonoma that were not transferred to Napa and were sold. In addition, the Company wrote-off $140 in property, plant and equipment that was not transferred to Napa and was abandoned in fiscal 2017. These items were recorded in facility closure expenses in the consolidated statements of operations.

Glasgow, Scotland

During the three months ended March 31, 2016, the Company began the process to consolidate our two manufacturing facilities located in Glasgow, Scotland into one facility. The transition was substantially completed in the fourth quarter of fiscal 2017.

During fiscal 2017, the Company incurred the following exit and disposal costs related to the consolidation of the Glasgow facilities, which were recorded in facility closure expenses in the consolidated statements of operations:

2017
Severance and other termination benefits	$100
Other associated costs	539

Other associated costs primarily consisted of costs to dismantle, transport and reassemble manufacturing equipment that was moved in order to consolidate our two manufacturing facilities located in Glasgow into one facility.

During fiscal 2017, the Company recorded a net gain on the sale of property, plant and equipment of $377 related to assets that were not transferred from the closing Glasgow facility to other locations and were sold, which was recorded in facility closure expenses in the consolidated statements of operations.

Greensboro, North Carolina

On October 5, 2015, the Company announced plans to consolidate our manufacturing facility located in Greensboro, North Carolina into other North American facilities. The transition was substantially completed in the fourth quarter of fiscal 2016.

During fiscal 2017, the Company incurred the following exit and disposal costs related to the closure of the Greensboro facility, which were recorded in facility closure expenses in the consolidated statements of operations:

2017
Severance and other termination benefits	$(22)
Contract termination costs	(66)
Other associated costs	207

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

During fiscal 2017, the Company incurred the following exit and disposal costs related to the closure of the Dublin facility, which were recorded in facility closure expenses in the consolidated statements of operations:

2017
Severance and other termination benefits	$102
Contract termination costs	177
Other associated costs	76

Other associated costs primarily consisted of costs to dismantle, transport and reassemble manufacturing equipment that was moved from Dublin to Drogheda and costs to relocate employees.

Norway, Michigan and Watertown, Wisconsin

During fiscal 2015, the Company decided to close our manufacturing facilities located in Norway, Michigan and Watertown, Wisconsin. Due to available capacity, we transitioned the Norway and Watertown business to other North American facilities. During fiscal 2018 and 2017, the Company recorded settlement expense of $44 and $133, respectively, related to the defined benefit pension plan that covers eligible former union employees of the Norway plant who were hired prior to July 14, 1998. These costs were recorded in facility closure expenses in the consolidated statements of operations.

(22) QUARTERLY DATA (UNAUDITED)

Earnings per share amounts are computed independently each quarter. As a result, the sum of each quarter’s per share amount may not equal the total per share amount for the respective year.

	Quarter
Fiscal 2019	First	Second	Third	Fourth
Net revenues	$456,131	$434,913	$397,004	$437,506
Gross profit	88,010	86,785	65,381	81,744
Net income (loss)	18,092	23,805	11,475	(82,039)
Net income (loss) attributable to Multi-Color Corporation	18,139	23,755	11,286	(82,221)
Basic earnings (loss) per share	$0.89	$1.16	$0.55	$(4.01)
Diluted earnings (loss) per share	0.88	1.16	0.55	(4.01)

Fiscal 2019 results include $711 ($507 after-tax) in costs related to the closure of our manufacturing facilities located in Merignac, France and Cowansville, Canada. These expenses were recorded as follows:

	Quarter
	First	Second	Third	Fourth
Facility closure expenses	$27	$114	$60	$510

	Quarter
Fiscal 2018	First	Second	Third	Fourth
Net revenues	$242,440	$256,034	$352,699	$449,739
Gross profit	49,457	51,774	57,302	88,067
Net income	14,142	15,190	20,511	22,054
Net income attributable to Multi-Color Corporation	14,106	15,190	20,532	22,123
Basic earnings per share	$0.83	$0.89	$1.06	$1.08
Diluted earnings per share	0.82	0.88	1.06	1.08

Fiscal 2018 results include $1,419 ($945 after-tax) in costs related to the closure of our manufacturing facilities located in Merignac and Dormans, France and Norway, Michigan. These expenses were recorded as follows:

	Quarter
	First	Second	Third	Fourth
Facility closure expenses	$34	$95	$761	$529

(23) SUBSEQUENT EVENTS

On February 24, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with W/S Packaging Holdings, Inc., a Delaware corporation (“Parent”), and Monarch Merger Corporation, an Ohio corporation and a wholly-owned subsidiary of Parent (“Sub”). The Merger Agreement provides for the merger of Sub with and into the Company, on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company continuing as the surviving corporation in the Merger. As a result of the Merger, the Company will become a wholly-owned subsidiary of Parent. On April 5, 2019, the Company filed with the Securities and Exchange Commission a definitive proxy statement (the “Proxy Statement”) with respect to the Company’s special meeting of the shareholders held on May 16, 2019 in connection with the Merger. At the special meeting of the shareholders, the Company received approval of the proposal to adopt the Merger Agreement and approval of the proposal to approve, on a non-binding advisory basis, the compensation that may be paid or become payable to the Company’s named executive officers that is based on or otherwise relates to the Merger.

On April 29, 2019, the Company was served with a complaint in an action captioned Eric Sabatini, Individually And On Behalf of All Others Similarly Situated, and Derivatively On Behalf of Multi-Color Corporation v. Nigel A. Vinecombe, Michael J. Henry, Vadis A. Rodato, Alex Baumgartner, Ari J. Benacerraf, Robert R. Buck, Charles B. Connolly, Robert W. Kuhn, Ronald Lienau and Multi-Color Corporation (the “Sabatini Complaint”) relating to the Merger Agreement and the Proxy Statement. The Sabatini Complaint was filed in the Hamilton County Court of Common Pleas in the State of Ohio and alleges, among other things, that the individual defendants breached their fiduciary duties to Company shareholders by failing to secure adequate merger consideration and failing to disclose material information in the Proxy Statement. The lawsuit asserts claims on behalf of a putative class of Company shareholders as well as derivatively on behalf of the Company. Among other remedies, the Sabatini Complaint seeks to enjoin the consummation of the Merger (or alternatively, rescission of the Merger in the event the defendants are able to consummate it), as well as damages, costs and attorneys’ and experts’ fees.

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

In accordance with Exchange Act Rule 13a-15(b), Multi-Color’s management, with the participation of the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on this evaluation, Multi-Color has concluded that the disclosure controls and procedures were effective as of March 31, 2019.

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

(b) Management’s Report on Internal Control over Financial Reporting

Multi-Color’s management is responsible for the preparation and accuracy of the financial statements and other information included in this report. Multi-Color’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including Multi-Color’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, Multi-Color conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2019, based on the criteria set forth in Internal Control – Integrated Framework (2013) (the “Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of March 31, 2019, its internal control over financial reporting was effective based on the Framework.

There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Item 8 includes the audit report of Grant Thornton LLP on Multi-Color’s internal control over financial reporting as of March 31, 2019.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Multi-Color’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

Information required by this Part III of the Form 10-K is incorporated by reference from an amendment to this Annual Report on Form 10-K that will be filed with the Securities and Exchange Commission as may be required within 120 days after March 31, 2019.

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

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended March 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2019, 2018 and 2017

Consolidated Balance Sheets as of March 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended March 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

Management’s Report on Internal Control Over Financial Reporting is included in Part II, Item 9A.

(a)(2) Financial Statement Schedules:

All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

(b) Exhibits

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of February 24, 2019, by and among Multi-Color Corporation, W/S Packaging Holdings, Inc. and Monarch Merger Corporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 25, 2019)

3.1	Amended and Restated Articles of Incorporation dated September 13, 1999, as amended by that Amendment dated August 16, 2007 and that Amendment dated August 21, 2015

3.2	Amended and Restated Code of Regulations (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 25, 2019)

4.1	Investor Rights Agreement of Multi-Color Corporation, dated as of October 3, 2011, by and between Multi-Color Corporation and each of the Investors whose name appears on the signature pages thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 5, 2011)

4.2	Indenture governing the 6.125% Senior Notes due 2022, dated as of November 21, 2014, by and among Multi-Color Corporation, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 21, 2014)

4.3	Indenture governing the 4.875% Senior Notes due 2025, including the form of the 4.875% Note, by and between Multi-Color Escrow Issuer, LLC and U.S. Bank National Association, as Trustee, dated October 4, 2017 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 4, 2017)

4.4	Escrow and Security Agreement by and among Multi-Color Corporation, Multi-Color Escrow Issuer, LLC and U.S. Bank National Association, as Escrow Agent, dated October 4, 2017 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 4, 2017)

4.5	Investors’ Rights Agreement of Multi-Color Corporation, dated as of October 31, 2017, by and between Multi-Color Corporation and each of the Investors whose name appears on the signature pages thereof (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 3, 2017)

4.6	Credit Agreement, made and entered into as of October 31, 2017, by and among Multi-Color Corporation, Collotype International Holdings Pty Limited, the Lenders, certain Subsidiaries of Multi-Color Corporation, Bank of America, N.A., Citisecurities Limited., Citicorp International Limited, and Citibank, N.A., Sydney Branch (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 3, 2017)

4.7	Amendment No. 1, dated as of October 16, 2018 to the Credit Agreement dated October 31, 2017, as amended (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 16, 2018)

4.8	Amendment No. 2, dated as of February 23, 2019 to the Credit Agreement, dated October 31, 2017, as amended (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 25, 2019)

4.9	Supplemental Indenture governing the 4.875% Senior Notes due 2025, including the form of the 4.875% Note, by and between Multi-Color Corporation and U.S. Bank National Association, as Trustee, dated October 31, 2017 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 3, 2017)

10.1	Sales and Purchase Agreement dated July 16, 2017 by and among Multi-Color Corporation as Purchaser and Constantia Flexibles Germany GmbH, Constantia Flexibles International GmbH, Constantia Flexibles Group GmbH and GPC Holdings B.V., as Sellers (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 16, 2017)

MANAGEMENT CONTRACTS AND COMPENSATION PLANS

10.2	2003 Stock Incentive Plan (incorporated by reference from the Registrant’s proxy materials filed in connection with the 2003 Annual Meeting of Shareholders)

10.3	Amendment to 2003 Stock Incentive Plan dated August 16, 2007 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 17, 2007)

10.4	Amended and Restated Employment Agreement between Multi-Color Corporation and Nigel A. Vinecombe effective as of January 1, 2016 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2015)

10.5	Amendment to 2003 Stock Incentive Plan dated September 16, 2010 (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 16, 2010)

10.6	Amended and Restated Employment Agreement between Multi-Color Corporation and Vadis Rodato effective as of January 1, 2016 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2015)

10.7	Employment Agreement between Multi-Color Corporation and David Buse effective as of January 1, 2016 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2015)

10.8	Employment Agreement between Multi-Color Corporation and Sharon Birkett effective as of July 1, 2014 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2014)

10.9	Form of Indemnification Agreement dated February 3, 2015, by and between Multi-Color Corporation and the respective Indemnified Representative (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2014)

10.10	Employment Letter dated December 2, 2014 regarding compensation of Tim Lutz (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2015)

10.11	Addendum to Employment Letter dated January 20, 2016 regarding compensation of Tim Lutz (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2016)

10.12	Form of Restricted Share Agreement (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2015)

10.13	Form of Restricted Share Unit Agreement (incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ending March 31, 2015)

10.14	Employment Agreement effective as of November 1, 2017 between Multi-Color Corporation and Michael Julian Henry (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 3, 2017)

10.15	Service Agreement between Multi-Color Germany Holding GmbH and Dr. Oliver Apel effective as of January 1, 2018 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2017)

10.16	Employment Agreement between Multi-Corporation and Michael D. Cook effective as of February 1, 2018 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending December 31, 2017)

10.17	Amended and Restated 2012 Stock Incentive Plan effective August 8, 2018 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2018)

10.18	Form of Nonqualified Stock Option Agreement

21 23 24	Subsidiaries of Multi-Color Corporation Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm Power of Attorney (included as part of signature page)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTI-COLOR CORPORATION
Dated: May 28, 2019
	By:	/s/ Michael J. Henry
Michael J. Henry
President and Chief Executive Officer
(Principal Executive Officer)

We, the undersigned directors and officers of Multi-Color Corporation, hereby severally constitute Michael J. Henry and Sharon E. Birkett, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Michael J. Henry	President, Chief Executive Officer and Director	May 28, 2019
Michael J. Henry	(Principal Executive Officer)

/s/ Sharon E. Birkett	Vice President, Chief Financial Officer, Secretary	May 28, 2019
Sharon E. Birkett	(Principal Financial Officer)

/s/ Timothy P. Lutz	Chief Accounting Officer	May 28, 2019
Timothy P. Lutz	(Principal Accounting Officer)

/s/ Nigel A. Vinecombe	Executive Chairman of the Board of Directors	May 28, 2019
Nigel A. Vinecombe

/s/ Alexander Baumgartner	Director	May 28, 2019
Alexander Baumgartner

/s/ Ari J. Benacerraf	Director	May 28, 2019
Ari J. Benacerraf

/s/ Robert R. Buck	Director	May 28, 2019
Robert R. Buck

/s/ Charles B. Connolly	Director	May 28, 2019
Charles B. Connolly

/s/ Robert W. Kuhn	Director	May 28, 2019
Robert W. Kuhn

/s/ Roland Lienau	Director	May 28, 2019
Roland Lienau

/s/ Vadis A. Rodato	Director	May 28, 2019
Vadis A. Rodato